Form 10-Q
period 1996-05-04
VALUE CITY DEPARTMENT STORES INC /OH
filed 1996-06-17
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 4, 1996

                               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                               Commission 1-10767


                       VALUE CITY DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


             Ohio                                          31-1322832
(State or other jurisdiction of             (I.R.S Employer Identification No.)
incorporation or organization)


     3241 Westerville Road, Columbus, Ohio             43224
   (Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code (614) 471-4722


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X               No
                               ---                ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at June 10, 1996
- - -------------------------------                    ----------------------------
Common Stock, Without Par Value                           31,682,945 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                               TABLE OF CONTENTS

=====================================================================================================================
                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION (UNAUDITED)
         Item 1.  Financial Statements
                      Consolidated Balance Sheets
                          May 4, 1996 and July 29, 1995                                                          3

                      Consolidated Statements of Income
                          Three months and nine months ended May 4, 1996
                          and April 29, 1995                                                                     4

                      Consolidated Statements of Cash Flows
                          Nine months ended May 4, 1996
                          and April 29, 1995                                                                     5

                      Notes to the Consolidated Financial Statements                                             6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                        7

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                              N/A

         Item 2.  Changes in Securities                                                                          N/A

         Item 3.  Defaults Upon Senior Securities                                                                N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                            N/A

         Item 5.  Other Information                                                                              N/A

         Signatures                                                                                              11

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:  Exhibit 10.48     Asset Purchase Agreement, dated as of April 24, 1996, between the Company, as buyer and Steinbach Stores, Inc., a subsidiary of SSC, as seller, regarding the Seaview, Shore Mall, Paramus
                                             and Manalapan, NJ Stores                                            12

                           Exhibit 11        Statements regarding computation of Per Share Earnings              25

                           Exhibit 27        Financial Data Schedule For Third Quarter Form 10-Q                 27

                  Part B:  Reports on Form 8-K                                                                   N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

=============================================================================================
                                                                     MAY 4,         JULY 29,
                                                                      1996            1995
                                                                    ---------       ---------
           ASSETS

Current assets:
     Cash and equivalents                                           $  14,205       $  17,374
     Accounts receivable, net                                           4,388           3,422
     Receivables from affiliates                                          924           1,240
     Inventories                                                      260,668         219,476
     Prepaids and other                                                 6,970           9,583
     Deferred income taxes                                             10,771           6,844
                                                                    ---------       ---------
       Total current assets                                           297,926         257,939

Property and equipment, at cost:
     Furniture, fixtures and equipment                                128,358         115,281
     Leasehold improvements                                            66,150          55,470
     Capital leases                                                     2,607           2,607
                                                                    ---------       ---------
                                                                      197,115         173,358
     Accumulated depreciation and amortization                        (89,783)        (76,837)
                                                                    ---------       ---------
                                                                      107,332          96,521

Notes receivable - non current                                          2,619             653
Other assets                                                            7,755           6,774
                                                                    ---------       ---------
    Total assets                                                    $ 415,632       $ 361,887
                                                                    =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  83,488       $  49,605
     Demand note payable                                                9,000            --
     Accounts payable to affiliates                                     7,230           5,862
     Accrued expenses                                                  41,168          37,564
     Current maturities of long-term obligations                       10,879          10,796
                                                                    ---------       ---------
          Total current liabilities                                   151,765         103,827

Long-term obligations, net of current maturities                       10,168          20,853
Deferred income taxes                                                   3,319           2,926
Minority interest in partnerships                                         --            1,363
Excess net assets over cost of acquired business                        1,274           2,317

Shareholders' equity:
     Common shares, without par value;  80,000,000 authorized;
          issued and outstanding, including Treasury shares,
          32,050,745                                                  109,385         109,385
     Contributed capital                                                9,704           9,704
     Retained earnings                                                133,357         113,786
     Less deferred compensation expense, net                             (511)         (1,043)
     Treasury shares, 368,600 and 148,900, at cost                     (2,829)         (1,231)
                                                                    ---------       ---------
          Total shareholders' equity                                  249,106         230,601
                                                                    ---------       ---------
          Total liabilities and shareholders' equity                $ 415,632       $ 361,887
                                                                    =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

======================================================================================================================
                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                MAY 4,       APRIL 29,         MAY 4,        APRIL 29,
                                                                 1996           1995            1996            1995
                                                               13 WEEKS       13 WEEKS        40 WEEKS        39 WEEKS
                                                              ---------       ---------       ---------       ---------
Net sales, excluding sales of licensed
     departments                                              $ 207,620       $ 183,375       $ 721,800       $ 660,306
Cost of sales                                                  (131,437)       (115,154)       (451,010)       (409,770)
                                                              ---------       ---------       ---------       ---------
     Gross profit                                                76,183          68,221         270,790         250,536

Selling, general and administrative expenses                    (79,434)        (77,261)       (252,333)       (232,774)
License fees from affiliates, and other operating income          4,340           3,950          13,829          12,770
Restructuring charge                                               --              --              --              (300)
                                                              ---------       ---------       ---------       ---------
     Operating profit (loss)                                      1,089          (5,090)         32,286          30,232

Interest income (expense),  net                                      13            (679)           (637)         (1,312)
Amortization of excess net assets over cost                         348             348           1,043           1,103
Other income, net                                                     4            --                47               3
                                                              ---------       ---------       ---------       ---------
     Income (loss) before income taxes and
          minority interest                                       1,454          (5,421)         32,739          30,026
Minority interest in partnerships                                  --                 4             (41)           (243)
                                                              ---------       ---------       ---------       ---------
     Income (loss) before income taxes                            1,454          (5,417)         32,698          29,783

(Provision) Benefit for income taxes                               (556)          2,225         (13,127)        (11,936)
                                                              ---------       ---------       ---------       ---------
Net income (loss)                                             $     898       $  (3,192)      $  19,571       $  17,847
                                                              =========       =========       =========       =========


Earnings (loss) per share                                     $    0.03       $   (0.10)      $    0.62       $    0.56
                                                              =========       =========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                        VALUE CITY DEPARTMENT STORES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                    (UNAUDITED)

==========================================================================================
                                                                      NINE MONTHS ENDED
                                                                  ------------------------
                                                                   MAY 4,        APRIL 29,
                                                                    1996           1995
                                                                  40 WEEKS       39 WEEKS
                                                                  --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $ 19,571       $ 17,847
Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
          Depreciation and amortization                             17,323         12,528
          Amortization of excess net assets over cost               (1,043)        (1,103)
          Deferred income taxes                                     (3,534)         1,556
          Minority interest in partnerships                             41            243
          Gain on disposal of fixed assets                             (47)            (3)
          Provision for restructuring, net                             --             300
          Change in working capital, assets and liabilities:
               Receivables                                            (650)          (369)
               Inventories                                         (41,192)       (31,111)
               Prepaids and other                                     (502)        (3,074)
               Accounts payable                                     35,251         (2,091)
               Accrued expenses                                      3,552          1,721
                                                                  --------       --------
Net cash provided by (used in) operating activities                 28,770         (3,556)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                          (24,203)       (20,618)
     Proceeds from sale of property and equipment                       50             27
     Other assets                                                   (1,292)          (179)
     Notes receivable - non current                                 (1,966)
                                                                  --------       --------
Net cash used in investing activities                              (27,411)       (20,770)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under demand note facility                       9,000         24,000
     Principal payments under long-term debt obligations           (10,602)       (10,533)
     Distributions to partners in minority partnerships, net        (1,328)          (245)
     Proceeds from the issuance of common shares                       --              31
     Purchase of  common shares                                     (1,598)        (1,231)
                                                                  --------       --------
Net cash provided by (used in) financing activities                 (4,528)        12,022
                                                                  --------       --------
Net decrease in cash and equivalents                                (3,169)       (12,304)

Cash and equivalents, beginning of period                           17,374         30,666
                                                                  --------       --------
Cash and equivalents, end of period                               $ 14,205       $ 18,362
                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED MAY 4, 1996 AND APRIL 29, 1995
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The Company operates a chain of full-line off-price department stores, principally under the name "Value City". The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company".

     The consolidated financial statements as of and for the periods ended May 4, 1996 and April 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

     To facilitate comparisons with the current period, certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.


2. FISCAL YEAR

     In 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested fiscal calendar. Therefore, the month of January 1996 had five rather than four weeks, and fiscal year 1996 will have 53 rather than 52 weeks.


3. INCOME TAXES

     Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date.


4. RESTRUCTURING CHARGE

     At January 28, 1995, the Company recognized $0.3 million of net expenses for certain employee termination benefits and other costs relating to closing a store in western Pennsylvania pursuant to its lease expiration on March 31, 1995. Actual payments have approximated $0.3 million.


5. NOTES RECEIVABLE

     To facilitate acquisitions of two store leases, the company advanced funds to two third party landlords in exchange for notes receivable bearing interest at various levels above the bank prime lending rate with maturities from two to seven years. The notes are collateralized by the properties under lease.


6. SHAREHOLDERS' EQUITY

     On December 21, 1994, the Board of Directors authorized the purchase of up to $5.0 million of the Company's common shares through December 31, 1995. Through such date, the Company acquired 368,600 shares at an average price of $7.67 per share for a total of $2,828,626.


7. MINORITY INTEREST IN PARTNERSHIPS

     During the quarter ended October 28, 1995, the Company bought the 25% minority interest in two partnership stores for approximately $1,328,000 based on the net book value of the minority interests in those partnerships.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


THREE MONTHS ENDED MAY 4, 1996 COMPARED TO THREE MONTHS ENDED APRIL 29, 1995

     Net sales increased from $183.4 million to $207.6 million, an increase of $24.2 million or 13.2%. For the current thirteen week period, new store sales aggregated $12.6 million , offset by $2.1 million for two stores closed in fiscal 1995. Comparable store sales for the calendar thirteen week period increased $7.2 million or 3.9%. During the current fiscal year, the company changed its fiscal year end to the Saturday closest to July 31. This resulted in the current thirteen week period beginning and ending one week later than last year's thirteen week period, which contributed a net increase of $6.5 million in sales.

     Gross profit increased from $68.2 million to $76.2 million, an increase of $8.0 million, or 11.7%. Expressed as a percentage of sales, gross profit decreased from 37.2% to 36.7%, due primarily to slightly higher markdowns.

     Selling, general and administrative expenses increased approximately $2.2 million or 2.8% from $77.3 million to $79.4 million and decreased 3.8% as a percentage of sales from 42.1% to 38.3%. Salaries and related benefit costs decreased from $40.4 million to $40.2 million, a decrease of $0.2 million, which resulted in 2.7% of the selling, general and administrative expense decrease expressed as a percentage of sales. This decrease is largely attributable to tighter expense controls over store and home office payroll. Advertising expenses decreased from $7.0 million to $6.9 million, a decrease of $0.1 million or 0.5% of sales. Delivery expense decreased from $1.2 million to $0.6 million, a decrease of $0.6 million or 0.4% of sales due in part to increased efficiencies in our routing logistics. Supplies expense decreased from $3.2 million to $2.9 million, a decrease of $0.3 million, or 0.3% of sales. Rent, utilities and other occupancy costs increased from $14.0 million to $15.4 million, an increase of $1.4 million, but decreased as of percentage of sales from 7.6% to 7.4%, or 0.2%. Preopening expenses increased from $0.6 million to $1.1 million, an increase of $0.4 million, or 0.1% of sales. Professional fees increased from $0.3 million to $0.7 million, an increase of $0.4 million, or 0.2% of sales, due primarily to increased use of third party warehouse processing services. Depreciation expense increased from $3.9 million to $4.2 million, an increase of $0.3 million, but decreased as a percentage of sales from 2.1% to 2.0%, or 0.1%. All other expenses as a group increased $0.9 million and increased 0.1% as a percentage of sales.

     Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.0 million, including leasehold improvements, fixtures, inventory and other costs. Preparation of a store for opening generally takes between eight and 12 weeks. The company charges preopening expenses of an non recurring nature to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first year of operations. Seven stores opened less than twelve months contributed a pre-tax net operating loss of $1.1 million for the current three month period including $1.0 million of preopening amortization. Six stores opened less than twelve months during last year's three month period had pre-tax net operating losses of $1.2 million, including $0.6 million of preopening amortization.

     License fees from affiliates and other operating income increased from $4.0 million to $4.3 million and decreased as a percentage of sales from 2.2% to 2.1%.

     Operating profit increased from a loss of $5.1 million to a profit of $1.1 million, an increase of $6.2 million as a result of the above factors

     Interest expense, net of interest income, decreased $0.7 million, due in part to increased interest income, as well as reduced average borrowings.

     Income before income taxes increased from a loss of $5.4 million to a profit of $1.5 million and increased as a percentage of sales from (3.0)% to 0.7%.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


NINE MONTHS ENDED MAY 4, 1996 COMPARED TO NINE MONTHS ENDED APRIL 29, 1995

     Net sales increased from $660.3 million to $721.8 million, an increase of $61.5 million or 9.3%. Due to the change in the Company's fiscal year, the nine month period ended May 4, 1996 had forty rather than thirty-nine weeks. Sales during the additional week aggregated $18.0 million. New stores contributed a net increase in sales of $59.7 million. These increases were partially offset by $9.1 million for two stores closed in fiscal 1995. Comparable store sales for the thirty-nine week period decreased $7.1 million or 1.1%.

     Gross profit increased from $250.5 million to $270.8 million, an increase of $20.3 million, or 8.1%. Expressed as a percentage of sales, gross profit decreased from 37.9% to 37.5% due primarily to increased markdowns.

     Selling, general and administrative expenses increased approximately $19.6 million, or 8.4% from $232.8 million to $252.3 million and decreased 0.3% as a percentage of sales from 35.3% to 35.0%. Salaries and related benefit costs increased from $120.7 million to $125.3 million, an increase of $4.6 million but decreased as a percentage of sales from 18.3% to 17.4% or 0.9%. Advertising expenses increased from $24.3 million to $27.5 million, an increase of $3.2 million, or 0.1% of sales. Preopening expense increased from $1.1 million to $3.1 million, an increase of $2.0 million, or 0.3% of sales. Professional fees increased from $1.7 million to $3.2 million, an increase of $1.5 million or 0.2% of sales. Depreciation expense increased from $11.7 million to $13.4 million, an increase of $1.7 million, or 0.1% of sales. Rent, utilities and other occupancy costs increased from $40.7 million to $45.5 million, an increase of $4.8 million, or 0.2% of sales. All other expenses as a group increased $1.8 million, but decreased 0.3% as a percentage of sales.

     License fees from affiliates and other operating income increased from $12.8 million to $13.8 million and remained flat as a percentage of sales at 1.9% .

     At January 28, 1995, the Company recognized $0.3 million of net expenses for certain employee termination benefits and other costs relating to closing a store in western Pennsylvania pursuant to its lease expiration on March 31, 1995. Actual payments have approximated $0.3 million.

     Seven stores opened less than twelve months contributed a pre-tax net operating loss of $1.6 million during the current nine month period including $2.6 million of preopening amortization. Six stores opened less than twelve months during last year's nine month period contributed a pre-tax net operating loss of $1.1 million, including $1.1 million of preopening amortization.

     Operating profit increased from $30.2 million to $32.3 million, an increase of $2.1 million or 6.8%, and decreased as a percentage of sales from 4.6% to 4.5% as a result of the above factors.

     Interest expense, net of interest income, decreased from $1.3 million to $0.6 million and decreased as a percentage of sales from 0.2% to 0.1%.

     Income before income taxes increased from $29.8 million to $32.7 million, an increase of $2.9 million or 9.8%, and remained flat as a percentage of sales at 4.5%.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $146.2 million at May 4, 1996 compared to $162.3 million at April 29, 1995. Current ratios at those dates were 2.0 and 2.3, respectively.

     Net cash provided by (used in) operating activities totaled $28.8 million and $(3.6) million for the nine months ended May 4, 1996 and April 29, 1995, respectively. Inventories were $260.7 million at May 4, 1996 compared to $219.5 million at July 29, 1995. The $41.2 million increase in inventory was the net result of a $14.0 million increase in inventory for new stores, a $31.0 million increase in merchandise in transit and a net reduction in comparable store and warehouse inventories of $3.8 million.


     Net cash used in investing activities totaled $27.4 million for the 1996 period and $20.8 million for the 1995 period. Capital expenditures for the 1996 period include approximately $13.3 million for new stores, $4.8 million for renovations in existing stores, $0.6 million for energy management systems, $3.7 million for renovations and equipment in existing warehouses, $0.2 million for transportation equipment and $1.6 million for M.I.S. equipment upgrades and new systems. Capital expenditures were offset by $0.1 million of proceeds from the sales of property and equipment. Other investing activities include cash outlays of $2.0 million under a note receivable agreement and $1.3 million primarily for new store lease acquisition costs and purchases of point-of-sale equipment to be used for future store openings.


     Capital expenditures for the balance of the fiscal year are currently estimated at $16.0 million, which includes estimated expenditures for new store openings.

     The Company has a $50.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At May 4, 1996, the prime rate was 8.25%, and there were borrowings of $9.0 million and $8.8 million of letters of credit issued and outstanding for merchandise purchases leaving $32.2 million available under the facility. The Company believes that the cash generated by its operations, along with proceeds available from a credit facility, will be sufficient to meet its future obligations including capital expenditures.

     On December 21, 1994, the Board of Directors authorized the purchase of up to $5.0 million of the Company's common shares through December 31, 1995. Pursuant to this plan, the Company acquired 368,600 shares at an average price of $7.67 per share for a total of $2.8 million.

SEASONALITY

     The Company's business is highly seasonal as a result of increased consumer demand in the back-to-school and Christmas seasons. The first half of each fiscal year accounts for a major portion of the Company's annual sales and operating profit, which are particularly concentrated in the Christmas selling season.

FISCAL YEAR

     In 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested fiscal calendar. Therefore, the month of January 1996 had five rather than four weeks, and fiscal year 1996 will have 53 rather than 52 weeks.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


INCOME TAXES

     Income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes". The effective tax rates for the three month periods ended May 4, 1996 and April 29, 1995 was 38.2% and 41.1%, respectively. The decline in the rate for the current period resulted from the allocation of taxable income to the various taxing jurisdictions. The effective tax rates for the nine month periods ended May 4, 1996 and April 29, 1995 were 40.1%.


INFLATION

     The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  VALUE CITY DEPARTMENT STORES, INC.
                                            (Registrant)



                                  By  /s/ Robert M. Wysinski
                                    ------------------------------------------
                                    Robert M. Wysinski, Senior Vice President,
                                    Chief Financial Officer, Treasurer
                                    and Secretary *

Date: June 14, 1996
- - ---------------------------

- - -------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.