Form 10-K405
period 1996-08-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 1996-11-01
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED AUGUST 3, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For The Transition Period From _____ To _____

                         COMMISSION FILE NUMBER: 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)

         OHIO                                      NO. 31-1322832
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

  3241 WESTERVILLE ROAD, COLUMBUS, OHIO                     43224
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (614) 471-4722

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                  Name of each exchange on which registered:
Common Shares, without par value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO
                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,128,913 Common Shares, based on the $12.625 closing sale price on October 29, 1996, was $115,252,527.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,715,745 Common Shares were outstanding at October 29, 1996.

TABLE OF CONTENTS

                                                                                                          FORM
                                                                                                          10-K
                                                                                                         REPORT
                                                     ITEM NO.                                             PAGE
                                                     --------                                             ----

                                                      PART I

1.       Business............................................................................................3
2.       Properties.........................................................................................14
3.       Legal Proceedings..................................................................................14
4..      Submission of Matters to a Vote of Security Holders................................................14


                                                      PART II

5.       Market for the Registrant's Common Equity and Related Stockholders Matters.........................15
6.       Selected Financial Data............................................................................16
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............17
8.       Financial Statements and Supplementary Data........................................................22
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............22


                                                     PART III

10.      Directors and Executive Officers of the Registrant.................................................23
11.      Executive Compensation.............................................................................27
12.      Security Ownership of Certain Beneficial Owners and Management.....................................31
13.      Certain Relationships and Related Transactions.....................................................32


                                                      PART IV

14.      Exhibits, Financial Statements and Reports on Form 8-K.............................................37

Signatures..................................................................................................38

                                                     SCHEDULES

                              TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants..........................................................................F-1
Consolidated Balance Sheets................................................................................F-2
Consolidated Statements of Income..........................................................................F-3
Consolidated Statements of Shareholders' Equity............................................................F-4
Consolidated Statements of Cash Flows......................................................................F-5
Notes to the Consolidated Financial Statements.............................................................F-6

SCHEDULE
II - Valuation and Qualifying Accounts.....................................................................S-1
Index to Exhibits..........................................................................................E-1

                                     PART I

ITEM 1            BUSINESS.

ORGANIZATION

         Value City Department Stores, Inc. ("VCDS") was incorporated on March 15, 1985 and was inactive until June 18, 1991 when it sold 8,025,000 Common Shares in a public offering and issued 22,500,000 Common Shares to Schottenstein Stores Corporation ("SSC") in exchange for substantially all of the net assets of the Value City Department Store Division of SSC (the "Division"). In connection with the acquisition of the Division, VCDS entered into a number of agreements with SSC. These agreements are described in Item 13 of this annual report on Form 10-K.

         On September 18, 1992, VCDS acquired all of the outstanding stock of GB Stores, Inc., a Pennsylvania corporation, from GB Stores, a Pennsylvania limited partnership ("GB Partnership") in exchange for the issuance by VCDS to GB Partnership of 1,312,500 Common Shares of VCDS (the "GB Acquisition"). GB Partnership is an affiliate of SSC. The GB Acquisition was accounted for as a combination of entities under common control in a manner similar to a pooling of interests, and accordingly, the financial data for VCDS included herein for all periods have been restated to include the financial position and results of operations of the combined entities.

         The Company also operates the apparel, housewares and domestics departments in two department stores in New Jersey pursuant to a license agreement with The Valley Fair Corporation ("Valley Fair"), a subsidiary of SSC.

         Two of the Company's department stores operated as partnerships owned by the Company and the manager of the respective stores through July and October 1995. During fiscal 1996 the Company bought the 25% minority interest in the partnership stores for approximately $1,328,000 which was the net book value of the minority interests in those partnerships.

         VCDS and its wholly owned subsidiaries are herein referred to collectively as the "Company".

GENERAL

         The Company operates a chain of 91 department stores, and one store opened in October 1996, located in Ohio and 14 other midwestern and eastern states, principally under the name "Value City." For over 79 years, the Company's strategy has been to provide exceptional value by offering a broad selection of name brand merchandise at prices substantially below conventional retail prices. The stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty aids, with apparel comprising over 60% of total sales. The Company operates large stores, averaging 85,000 square feet, which allow it to offer over 90,000 different items of merchandise similar to the items found in department, specialty and discount stores.

         For four of the past six fiscal years, the Company experienced comparable store net sales growth. The Company's management believes that the historical increases resulted from the Company's ability to offer better value to its customers than its competitors.

         The Company's pricing strategy is supported by its ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, the Company has also had a reputation in the marketplace as a leading purchaser of buy-outs and manufacturers' closeouts.

BUSINESS STRATEGY

         The Company's strategy, to provide name brand merchandise at prices substantially below conventional retail prices, is reflected in its name "Value City" and the Company's motto "Better Living for Less." Management believes that Value City's large stores, which facilitate its full-line merchandise offering and range of brands, provide a competitive advantage and differentiate the Company from other off-price retailers. The principal elements of the business strategy are discussed below.

MERCHANDISING

Selection

         Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty aids. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandise, is characterized by the purchase of primarily high quality brand-name merchandise, at prices below normal cost to retailers. A portion of the cost savings is then passed on to customers through lower prices. The Company strives to offer customers one-stop-shopping in terms of categories of merchandise carried. The large physical size of the Company's stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. The stores carry over 90,000 different items of merchandise similar to the items found in department, specialty and discount stores.

         To improve store profitability and meet the changing needs of its customers, the Company continuously refines its merchandise mix eliminating less productive departments such as tools and uniforms and introducing new merchandise categories. For example, the Company introduced casual lifestyle apparel departments and a gourmet food department in fiscal 1995, and expanded these departments in fiscal 1996. Also, to help provide the Company with a reliable source of predominantly fashion merchandise, the Company has begun a private label program in certain apparel categories.

         The following table sets forth relative contributions of each major merchandise category to total sales.

                                                                        Percentage of Aggregate Sales Volume
                                                                                 Fiscal Years Ended
                                                                                 ------------------

                                                                          1996          1995       1994
                                                                          ----          ----       ----
Apparel and Ready-to-Wear - Includes Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories........................            62.2%        61.5%      62.5%

Hard goods and Home Furnishings - Includes domestics,
   jewelry, housewares, giftware, small appliances, toys
   and sporting goods..........................................            23.3         24.0       24.0

Licensed Departments - includes shoes, health and beauty
   and other incidental departments............................            14.5         14.5       13.5
                                                                          -----        -----      -----
                                                                          100.0%       100.0%     100.0%
                                                                          =====        =====      =====


         Customers are attracted to the Company's stores because of continuous new offerings of value-priced merchandise acquired in special purchases. At the same time, the Company maintains a broad and consistent range of goods in the stores, purchases continuing lines of merchandise and offers some private label goods to ensure constant availability of certain basic categories of merchandise as well as current fashion trends.

         Generally, it is the Company's policy not to carry over merchandise from season to season once it is offered for sale in the stores. Rather, the Company monitors sales of merchandise and reduces prices until the merchandise is sold. As a result of this policy, the Company generally does not have a significant amount of carry-over goods.

Value Pricing

         The Company offers quality brand name merchandise at prices typically 50% to 70% below prices charged by department stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. The Company can offer exceptional values because its buyers purchase merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. See "Supplier Relationships and Purchasing." This allows the Company to pass on the savings directly to its customers, while still maintaining favorable profit margins.

         Well known designer labels, brand names and original retailer names are prominently displayed throughout the stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail or "nationally advertised" prices. In some cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing".

Licensed Departments

         All store departments are operated by the Company except for the health and beauty aids, shoe and certain other incidental departments. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 15 years with, in some instances, an option to renew. In addition, the Company receives a fee from some licensees for general and administrative expenses. The aggregate annual license fees received by the Company from all licensees for the fiscal year ended August 3, 1996 was approximately $15,263,000.

         Licensees supply their own merchandise and generally supply their own store fixtures but in most instances utilize the Company's associates to operate their departments. The licensees reimburse the Company for all costs associated with such associates. Licensees operate their departments under the general supervision of the Company and are required to abide by the policies of the Company with regard to pricing, quality of merchandise, refunds and store hours. Licensed departments complement the operations of the stores and are considered an integral part of the Company's store operations.

         SSC owns 50% of the outstanding stock of the licensee that operates the shoe departments in all of the stores, and owns a controlling interest in the licensee that operates health and beauty aids departments in the Company's stores. This common ownership interest facilitates the uniformity of merchandising strategy in the stores, including the overall emphasis on values resulting from special purchase opportunities.

SUPPLIER RELATIONSHIPS AND PURCHASING

         An important factor in the Company's growth has been its many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. The Company believes that over the years its buyers have established excellent relationships with suppliers and that the Company has established a reputation for its willingness and ability to purchase entire lots of merchandise and to make prompt payment. The Company continuously seeks to find and negotiate special purchase opportunities. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels. Many manufacturers of brand name merchandise are reluctant to sell merchandise for resale at discounted prices through their normal channels of distribution or to retailers which may be considered to be competitors in their regular distribution channels. By selling such merchandise through its own retail stores, the Company is able to assure its suppliers that the merchandise will be sold without disturbing the suppliers' regular channels of distribution. Although the Company cannot quantify the amount by which the prices it pays for its special purchases are lower, if any, than the prices paid by its competitors for similar purchases, the Company believes that such special purchases are made at prices sufficiently favorable to enable it to offer merchandise to its customers at prices that are significantly lower than those prices offered by many of its competitors.


         The Company purchases merchandise from more than 3,600 suppliers, none of which accounted for a material percentage of the Company's purchases during the past fiscal year. The Company does not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, the Company also purchases all or substantially all of the inventories of financially distressed retailers and makes other special purchases. The Company has recently begun to contract with overseas sources for the manufacture of apparel items under the Company's own brand names. Also the Company has begun to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.


         The Company's distribution facilities are designed to enable it to prioritize the processing of merchandise on short notice and to deliver merchandise to the stores within days of its receipt. This allows the Company's buyers to purchase merchandise very late in the season, when prices are more favorable, and still deliver the merchandise to the stores before the end of the season. At the same time, the Company has devoted a separate warehouse to out-of season goods. This merchandise is held until the most opportune time to offer it in the Company's stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled the Company to offer high-quality merchandise to customers at prices significantly below usual retail prices while maintaining favorable profit margins. The Company believes that this ability distinguishes it from the typical discount or off-price retailer and provides it with a competitive advantage in making purchases as favorable opportunities arise.

         The relatively large size of the Company's stores provides Value City with the flexibility to purchase full lots of merchandise that may not be available to other off-price retailers with smaller stores requiring more targeted purchases. Value City is also able to buy and economically distribute short lots of merchandise. Although there is growing competition for the kinds of special purchases that the Company seeks, the Company believes that, because of the factors discussed above, it will be able to obtain sufficient supplies of desirable merchandise at favorable prices in the future.

DISTRIBUTION

         The Company pursues a centralized distribution strategy with eight distribution centers, all located in Columbus, Ohio. The aggregate area of the centers is approximately 1,700,000 square feet, however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. The distribution centers are organized by merchandise type, with warehouses for hanging apparel, flat apparel, housewares, domestics, toys and sporting goods, and overflow and buyout merchandise. The Company also maintains a "packaway" warehouse facility where out-of-season merchandise acquired at favorable prices is held for future sale. The Company's network of warehouses enable it to make opportunistic purchases including late season, priority delivery and end-of-season purchases.

         The Company uses up-to-date material handling equipment in its warehouses, including new mechanized conveyor systems to separate and collate shipments to the stores. The Company's distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to have it in the stores quickly to take full advantage of the remaining selling season. The Company continues to focus on improving inventory turns by implementing changes such as expediting the delivery of merchandise from the store receiving area to the selling floor by distributing goods on hangers. The Company believes that the existing distribution centers, with certain modifications and additional equipment, will support store expansion for the foreseeable future.

         Goods are centrally received from suppliers and transmitted to their respective warehouses and then, upon shipment to the stores, merchandise is consolidated to ensure full-truck loads to minimize shipping costs. The
Company leases its fleet of road tractors and owns the majority of its semi-rig trailers. The Company's fleet makes the majority of all deliveries from its warehouses to the stores.

ADVERTISING AND PROMOTION

         The Company commits substantial resources to advertising and believes that its aggressive marketing strategy is one of the keys to its success. The Company advertises frequently in print, including newspaper circulars and flyers, and on local television and radio. The promotional strategy is carefully planned and budgeted to include not only seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases a supplier may prohibit the advertising or non-store promotion of its brand name. See "Supplier Relationships and Purchasing" The Company's advertising strategy has recently become more institutional to stimulate Company awareness and emphasize special purchases to attract customers to the stores while reinforcing the Value City motto, "Better Living for Less".

STORES

Store Location and Design

         The Company's department stores average approximately 85,000 square feet, with approximately 70% of the total area of each store representing selling space. New stores are targeted to be over 90,000 square feet. The Company's stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a very full appearance. Many of the Company's stores have an attractive pavilion entrance that gives the customer a panoramic view of the entire store. The stores are generally open from 9:30 am until 9:30 pm Monday through Saturday and 11:00 am until 6:00 pm on Sunday. All of the stores, with the exception of a recently purchased site opening in spring 1997, are located in leased or subleased facilities.

         Management has recently begun to implement several initiatives to enhance the appearance of its stores and offer a more convenient and pleasurable shopping experience for its customers. These initiatives include: increasing the number of secondary aisles in the stores to improve the flow of traffic throughout the stores; changing the fixtures and improving the use of existing space such as columns and empty walls to display more merchandise; and, color-coding the departments and improving the in-store signage to make it easier for customers to identify department locations and find merchandise.

         Management believes that customers are attracted to the Company's stores principally by the wide assortment of quality items at substantial savings and that its stores are destination stores. They do not rely on traffic created by the presence of other stores in their vicinity but instead successfully generate their own traffic. Of the 91 stores open as of October 1996, 18 are free-standing and 73 are in shopping centers, 20 of which are enclosed malls in which they serve as an anchor. All of the Company's stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

Store Operations

         The Company is committed to offering customers a convenient, pleasurable shopping experience and a high level of customer satisfaction. A training program is utilized to assure that every associate maintains the highest level of professionalism and places customer service at the forefront. The Company's stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel. In all stores, a customer service desk is conveniently located generally adjacent to the central check-out area. The Company prides itself on ease of checkout and has invested in point of sale scanning systems which expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. The Company accepts all major credit cards, and also provides a private label credit card program in all markets. Private label and other credit card sales are nonrecourse to the Company, with the servicing agent assuming all of the credit risk. The Company offers a convenient layaway program and maintains a liberal return policy.

         The Company's stores are organized into separate geographic regions, each with a regional manager. Regional managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to the Company's merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, a number of assistant store and department managers, and full and part-time hourly associates. Each store manager reports directly to one of the regional managers, and each of the regional managers reports to the Vice President of Operations.

         The Company's store managers function both as administrators and merchants. All managers are responsible on a day-to-day basis for maintenance of displays and inventories in all departments, for the overall condition of their stores, for customer relations, personnel hiring and scheduling, and for all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his or her store. The Company's store managers are an important source of information concerning local market conditions, trends and customer preferences.

         The Company prefers to fill management positions through promotion of existing associates. A store management training program is maintained to develop the management skills of associates and to provide a source of management personnel for future store expansion.

Expansion

         The Company has increased its store base from 53 stores at the start of fiscal 1992 to 86 stores at the end of fiscal 1996. The Company has expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. The Company recently entered several major new markets, including Chicago, Detroit and St. Louis in fiscal 1995 and Atlanta and Charlotte in fiscal 1996, and will open two stores each in the New Jersey and Chicago areas and one store each in the Washington, D.C. and Memphis areas during the first quarter of fiscal 1997. In addition, the Company has entered into four arrangements for new stores which are scheduled to be opened later in fiscal 1997. Management believes that the Company's strong financial position will enable it to take advantage of real estate opportunities that may develop.

         Expansion continues to be a central element of the Company's business strategy. Management plans to open new stores in both existing and adjacent markets. The Company pursues an opportunistic site selection strategy, considering store sites that, among other factors, meet the Company's criteria with respect to size, configuration, demographics and lease terms. The Company seeks to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

         The table below sets forth certain information relating to the Company's stores during the last five fiscal years:

                                                           Fiscal Year
                                                           -----------
                                     1992        1993       1994       1995      1996(4)
                                     ----        ----       ----       ----      ----

Beginning of Year(1)...........       53          56         74         75         79
  Opened(2)....................        3          18          3          6          7
  Closed(3)....................        0           0          2          2          0
                                      --          --         --         --         --
End of Year(1).................       56          74         75         79         86
                                      ==          ==         ==         ==         ==


  (1) Excludes apparel, domestics and housewares departments operated by the Company in two Valley Fair department stores.
  (2) For fiscal 1993, includes the 15 department stores obtained in the GB Acquisition, the results of operations and financial position of which are included in the Company's financial statements herein for all periods.
  (3) During 1995, two stores were closed pursuant to their lease expirations. Two stores acquired in the GB Acquisition were closed during fiscal 1994 because they were in the same market area as existing Value City stores. Fiscal 1993 does not include two junior apparel stores acquired in the GB Acquisition, which were closed in the same year.
  (4) In October 1996, the Company opened its 91st store and has scheduled 5 additional stores to be opened during fiscal 1997.

         In selecting a site for a new store, the Company considers such factors as population, per capita income, traffic patterns, the visibility of the prospective store location, parking, the security of the area and the presence of other compatible stores, especially supermarkets or large drug stores. The Company attempts to select a location on which there is a suitable existing structure, generally a one-story building with a relatively open interior, and alters the structure in accordance with the Company's merchandising concept.

         Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5,000,000 to $6,500,000, including leasehold improvements, fixtures, inventory and other costs. Preparation of a store for opening generally takes between eight and 12 weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

         The Company continually refurbishes its stores by updating the merchandise displays and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, the Company selects stores to be remodeled, which generally involves more significant changes to the interior or exterior of the store. The Company maintains its own architectural design staff, construction crews and carpentry shop to refurbish and remodel both new and existing store interiors and to build in-store display tables and racks.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS.

         The Company believes that a high level of automation is essential to maintaining and improving its competitive position. The Company relies upon computerized data systems to provide information at all levels, including warehouse ordering, store billing, inventory control and automated accounting. The Company utilizes two IBM AS/400 computer systems to help meet its growing needs.

         The Company utilizes point of sale ("POS") registers with full scanning capabilities insuring speed and accuracy at customer check-outs and facilitating inventory restocking. Since layaways represent an important part of the business, an automated system to capture and control layaways is integrated into the POS system.

ASSOCIATES

         At September 6, 1996, the Company had approximately 12,700 associates. Some of these associates are covered by collective bargaining agreements with the following unions:

- The United Food and Commercial Workers Union Local #1540 covering approximately 70 associates in the Ottawa, Illinois store. This contract expires in February 1997.

- The United Food and Commercial Workers Union Local #880 covering approximately 400 associates in three Cleveland, Ohio stores. This contract expires in March 1998.

- The United Food and Commercial Workers Union Locals #23 and #27 covering approximately 500 associates in seven stores in Pennsylvania and Maryland. These contracts expire in May 1997, July 1997 and February 1998.

- The United Food and Commercial Workers Union Local #23 covering approximately 160 associates in two stores in Erie, Pennsylvania. This contract expires in March 1999.

         Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. The Company is a co-sponsor with SSC in these plans. The Company also sponsors an associate stock purchase plan.

         The Company believes that in general it has satisfactory relations with all of its associates.

COMPETITION

         The retail industry is highly competitive. The Company generally competes with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores. In recent years, the Company has encountered increased competition from department stores which have become more focused on promotional markdowns to increase sales.

         In the discount or off-price retailing segment, the Company differentiates itself through its store format and the breadth of its product offering. The Company's large departmentalized stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. The Company's large stores facilitate its full-line merchandise offering and broad range of brands and products. Management believes that the Company's retail concept is unique.

         In addition, because the Company purchases much of its inventory opportunistically, the Company competes for merchandise with other national and regional off-price apparel and discount outlets. Many of the Company's competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than the Company.

         Competitive factors important to the Company's customers include fashion, value, merchandise selection, name brand recognition and, to a lesser degree, store location. The Company competes primarily on the basis of value, merchandise quality and selection. Management believes the Company's competitive advantages include its reputation in the marketplace for being able to purchase and promptly pay for entire lots of merchandise, together with its ability to either quickly distribute or hold the merchandise for sale at the most opportune time, as well as its full-line merchandise offering and range of name brands.

SERVICE MARKS, TRADEMARKS AND TRADENAMES

         The service mark "Value City" has been registered by SSC in the U.S. Patent and Trademark Office. The Company's four department stores in Columbus operate under the tradename "Schottenstein's," which has been registered by the Company in the state of Ohio. The Company is entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual, royalty-free license from SSC. SSC also operates a chain of furniture stores under the name "Value City Furniture." The Company has also registered in the U.S. Patent and Trademark Office various trademarks used in its private label program. The Company is not aware of any conflicting use or infringement by any third party with respect to any of the above names and marks.

ITEM 2.           PROPERTIES.

         Of the Company's 86 department stores operating as of August 3, 1996, 24 are located in Ohio, 18 in Pennsylvania, seven in Indiana, six each in Maryland and Michigan, four each in Kentucky, Illinois and West Virginia, three each in Delaware, Georgia, and Virginia, two in New Jersey and one each in Missouri and North Carolina.

         In August 1996, the Company opened four new stores, two in New Jersey and two in Illinois. In October 1996 the Company opened a store in Memphis, Tennessee. In addition, the Company has entered into arrangements for five additional new store locations to be opened during fiscal 1997. Of these five locations, two are in Pennsylvania, and one each in Illinois, Maryland and New Jersey.

         The Company maintains buying offices in Columbus, Ohio, Boston, Massachusetts and Los Angeles, California. The Company operates eight warehouse/distribution complexes located in Columbus and occasionally utilizes temporary warehouse space. The Company's executive offices occupy approximately 45,000 square feet in the building which also serves as one of the Company's apparel distribution centers.

         The Company owns one store location. The remaining stores and all of the warehouse facilities are leased or subleased. The Company leases or subleases 32 department stores and all of its permanent warehouse and office facilities from SSC or entities affiliated with SSC. See "Item 13." The remaining 63 department stores are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

         The Company's office, warehouse and distribution facilities are adequate for its current needs and the Company believes that such facilities, with certain modifications and additional equipment will be adequate for its foreseeable future demands.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of October 15, 1996, there were 676 shareholders of record.

                                                   HIGH            LOW
Fiscal 1995:
First Quarter     ...........................    $  15 5/8       $ 11 1/8
Second Quarter ..............................       12 1/4          8
Third Quarter ...............................        9              7
Fourth Quarter ..............................        8 5/8          7 1/2

Fiscal 1996:
First Quarter     ...........................    $   9           $  6
Second Quarter ..............................        7 5/8          5 3/4
Third Quarter ...............................       10 1/8          6
Fourth Quarter ..............................       13              9 1/2


The Company has paid no dividends and presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends on its Common Shares during fiscal 1997. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

ITEM 6.           SELECTED FINANCIAL DATA.(1)
                  (in thousands, except per share and per square foot amounts and ratios)

Fiscal Year                            1996(8)            1995             1994             1993(8)           1992
------------------------------------------------------------------------------------------------------------------
Net Sales(2)                           $954,308         $871,949          $864,855         $842,199          $798,187
Operating Profit                        $36,213          $24,209           $62,237          $57,067           $44,929
Net Income (3)                          $21,718          $13,819           $38,936          $40,252           $26,679
Earnings per Share (4)                    $0.68            $0.43             $1.21            $1.25             $0.83
Total Assets                           $437,010         $361,887          $358,606         $356,718          $292,065
Working Capital                        $160,837         $154,112          $164,140         $139,928           $88,868
Current Ratio                              2.20             2.48              2.59             2.08              1.67
Long-term Obligations                   $46,942          $20,853           $31,650          $42,396           $12,952
Number of Stores (5)                         86               79                75               74                71
Sales per Selling sq. ft(6)                $221             $220              $229             $222              $217
Comp Store Sales Change(7)                 (0.1)%           (3.8)%             2.9%             0.2%              5.7%

(1) On September 18, 1992, the Company acquired all of the outstanding stock of GB Stores, Inc. from a partnership affiliated with Schottenstein Stores Corporation ("GB Partnership") in exchange for 1,312,500 of the Company's common shares (the "GB Acquisition"). As a result of the acquisition, the Company acquired all of the net operating assets of the Gee Bee Department Store Division (the " GB Division") of GB Partnership. The transaction was accounted for in a manner similar to a pooling of interest, and accordingly, the financial statements for all periods presented include the financial position and result of operations of the combined entities.
(2)      Excludes sales of licensed departments.
(3) Fiscal 1992 is adjusted for income taxes as if the GB Division had been subject to taxes on a separate company basis.
(4) Fiscal 1994 includes a tax benefit of $0.07 per share due primarily to the elimination of deferred tax allowances. Fiscal 1993 net income and earnings per share includes the benefit from a change in tax status of the GB Division of $7.2 million or $0.22, respectively. Prior to 1993, earnings per share were calculated on a pro forma basis to give effect to the GB Acquisition.
(5) Includes all stores operating at the end of the fiscal year, excluding apparel, domestic and housewares departments operated by the Company in two affiliated department stores.
(6) Excludes stores not operated during the entire year and licensed departments.
(7) Comparable store sales change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal 1996 and 1993, comparable store sales are computed using like 52-week periods.
(8) Fiscal years 1996 and 1993 include 53 weeks; all other years contain 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Net sales increased from $871.9 million to $954.3 million, an increase of $82.4 million, or 9.4%. During fiscal 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. This resulted in fiscal 1996 having fifty-three, rather than fifty-two weeks. Sales for the additional week aggregated $16.8 million. New stores contributed an increase in sales of $54.2 million and stores opened during the prior fiscal year contributed $22.5 million. These increases were partially offset by $10.2 million for two stores closed in fiscal 1995. Comparable store sales for the fifty-two week period decreased $0.9 million, or 0.1%. In determining comparable store sales growth, only stores open for like 52-week periods are included.

         Gross profit increased from $324.6 million to $354.8 million, an increase of $30.2 million or 9.3%. Expressed as a percentage of sales, gross profit remained constant at 37.2%.

          Selling, general and administrative expenses ("SG&A") increased $20.1 million, or 6.3%, from $317.0 to $337.1 million, but decreased as a percentage of sales from 36.4% to 35.3%. New stores contributed an increase in expenses of $17.0 million, and stores opened during the prior fiscal year contributed $6.6 million. These increases were partially offset by $3.0 million for two stores closed in fiscal 1995. All other expenses as a group decreased by $0.5 million. New store SG&A, as a percentage of sales, is slightly higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. This increase in SG&A percentage was more than offset by the savings achieved in comparable store SG&A, as a percentage of sales, and by the leveraging effect of increased sales volume on administrative, warehousing and distribution costs.

         Based upon its experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory and other costs. Preparations of a store for opening generally take between eight and 12 weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first year of operations. Seven stores opened less than twelve months had a pre-tax operating loss of $0.2 million for this year, including $2.2 million of pre-opening amortization. Six stores opened less than twelve months during fiscal 1995 had pre-tax net operating losses of $3.0 million in 1995, including $2.1 million of pre-opening amortization. The 1995 stores have not yet completed a full second year of operation, however based on their results from operations for fiscal year 1996, it is expected that they will contribute to net income in fiscal year 1997.

         License fees from affiliates increased from $14.0 million to $15.2 million and remained constant as a percentage of sales at 1.6%.

         Operating profit increased from $24.2 million to $36.2 million, an increase of $12.0 million or 49.6%, and increased as a percentage of sales from 2.8% to 3.8% as a result of the above factors.

         Amortization of excess net assets over cost decreased from $1.5 million to $1.4 million as a result of a write-off in the prior year associated with a store closing.

         Interest expense, net of interest income, decreased from $1.9 million to $1.3 million due to lower outstanding borrowings and increased interest income in the current year.

         Minority interest in partnerships decreased from $232,000 to $41,000 as a result of the Company purchasing the 25% minority interest in two partnerships for approximately $1,328,000 representing the net book value of the minority interests in those partnerships.

         Income before income taxes increased from $23.5 million to $36.3 million, an increase of $12.8 million or 54.4%, and increased as a percentage of sales from 2.7% to 3.8%.


FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         Net sales increased from $864.9 million to $871.9 million, an increase of $7.0 million, or 0.8%. New store sales aggregated $47.8 million, partially offset by $9.7 million of non-comparable store sales, including two stores which closed during the year, and a comparable store sales decrease of 3.8% or $31.1 million. In determining comparable store sales growth, only stores open during both full fiscal periods are included.

         Gross profit decreased from $329.2 million to $324.6 million, a decrease of $4.6 million or 1.4%. Expressed as a percentage of sales, gross profit decreased from 38.1% to 37.2% due primarily to increased markdowns.

         Selling, general and administrative expenses increased $34.5 million, or 12.2%, from $282.5 million to $317.0 million and increased as a percentage of sales from 32.7% to 36.4%. New stores contributed an increase of $16.6 million. Comparable store expenses, primarily advertising and salaries and related benefit costs, increased by $3.8 million. Distribution costs increased $9.2 million due primarily to the start-up of a new distribution facility. The balance, or $4.9 million, was due to an increase in general administrative expenses. These increases were disproportionate to the relatively weak increase in sales volume and therefore had a deleveraging effect on these expenses expressed as a percentage of sales.

         License fees from affiliates increased from $12.5 million to $14.0 million and increased as a percentage of sales from 1.4% to 1.6% primarily as a result of increased shoe licensee sales.

         During the year ended July 29, 1995, the Company recognized $0.4 million of net expenses for certain employee termination benefits and other exit costs related to closing two stores pursuant to their lease expirations. Net operating losses through the closing date for these stores, exclusive of this restructuring charge, were approximately $0.6 million.

         Operating profit decreased from $62.2 million to $24.2 million, a decrease of $38.0 million or 61.1%, and decreased as a percentage of sales from 7.2% to 2.8% as a result of the above factors.

         Amortization of excess net assets over cost was approximately $1.5 million in 1995 and 1994.

         Interest expense, net of interest income, decreased from $2.4 million to $1.9 million due to lower outstanding borrowings offset in part by reduced interest income in the current year.

         Income before income taxes decreased from $60.7 million to $23.5 million, a decrease of $37.2 million or 61.3%, and decreased as a percentage of sales from 7.0% to 2.7%.

SEASONALITY

         The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.

FISCAL YEAR

         During 1996, the Company changed its fiscal year from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 has 53 weeks.

INCOME TAXES

         Income taxes are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". The effective tax rate for the year ended August 3, 1996 was 39.9% before being increased by 0.2% for permanent differences and other items for a total tax rate of 40.1%. The effective tax rate for the year ended July 29, 1995 was 39.0% before being increased by 2.2% for changes to prior year tax estimates, for a total tax rate of 41.2%.

ADOPTION OF ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards, some of which require implementation by a date falling within or after the close of the Company's fiscal year.

         Statement of Financial Accounting Standard No.121 ("SFAS 121") - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS 123 - "Accounting for Stock-Based Compensation" are effective for fiscal year 1997. The adoption of SFAS 121 is not expected to have a significant impact on the results of operations or financial condition of the Company. The Company will adopt the new disclosure requirements of SFAS 123 in 1997.

INFLATION

         The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

         Net working capital was $160.8 million and $154.1 million at August 3, 1996 and July 29, 1995, respectively. Current ratios at those dates were 2.20 and 2.48, respectively.

         Net cash provided from operating activities totaled $21.4 million, $28.5 million and $41.3 million for fiscal years 1996, 1995 and 1994, respectively. Net income, adjusted for depreciation and amortization, provided $45.6 million of operating cash flow for fiscal year 1996. This was partially offset by $19.2 million representing an increase in inventories net of an increase in accounts payable of $22.6 million.

         During fiscal year 1995, net income, adjusted for depreciation and amortization, provided $33.2 million of operating cash which was partially offset by reductions in accounts payable of $11.5 million and an increase in prepaid and other current assets of $8.2 million.

         Net cash used for capital expenditures and other assets totaled $47.7 million, $29.7 million and $21.2 million for fiscal years 1996, 1995 and 1994, respectively.

         During 1996, capital expenditures for new stores aggregated $31.8 million, including $4.1 million for the purchase of a building for a spring 1997 opening. This was an opportunistic purchase and is the first such investment in real estate that the Company has undertaken. Other capital expenditures include $6.5 million for capital improvements in existing stores, $0.9 million for energy management systems, $4.4 million for renovations in existing warehouses, $0.2 million for transportation equipment and $1.6 million for M.I.S. equipment upgrades. Capital expenditures were offset by $0.1 million of proceeds from the sale of property and equipment. Other investing activities include cash outlays of $2.0 million under a note receivable agreement to facilitate the acquisition of a store lease and $0.4 million primarily for new store lease acquisition costs. Capital expenditures for 1997 are estimated at $48.5 million which includes expenditures for eleven new store openings.

         At August 3, 1996, the Company had a $75.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At August 3, 1996 the prime rate was 8.25%, borrowings aggregated $33.0 million, $21.5 million of letters of credit were issued and outstanding for merchandise purchases and $20.5 million was available under the facility. During October 1996, the Company's credit facility was increased by $15.0 million to $90.0 million with no changes in terms or fees. The Company is in the process of completing a private placement for $50.0 million of senior unsecured notes. The Company has obtained commitments from investors for this private placement. The proceeds will be used to repay demand notes payable. Accordingly, such demand notes are classified as long-term obligations at August 3, 1996. The senior unsecured notes require principal payments of $2,143,000 in December 1997 and 1998 and payments of $9,143,000 annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average rate of 7.22% per annum. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility and other sources of financing will be sufficient to meet its future obligations including capital expenditures.

         On December 21, 1994, the Board of Directors authorized the purchase of up to $5.0 million of the Company's common shares through December 31, 1995. Pursuant to this plan, the Company acquired 368,600 shares at an average price of $7.67 per share for a total of $2.8 million.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, the Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, availability of suitable store locations at appropriate terms and ability to hire and train associates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedules of the Company and the Report of Independent Accountants thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company are as follows:

         NAME                           AGE            POSITION
         ----                           ---            --------

         Jay L. Schottenstein           42             Chairman of the Company, Chief Executive Officer and Director
         Saul Schottenstein             74             Vice Chairman of the Company and Director
         George A. Iacono               55             President, General Merchandise Manager and Director
         Donald R. Andrus               52             Senior Vice President and Chief Operating Officer
         Robert M. Wysinski             48             Senior Vice President, Chief Financial Officer,
                                                       Treasurer, Secretary and Director
         Denis G. Fredrick              52             Vice President - Management Information Systems
         Richard J. Giordano            53             Vice President - Distribution Apparel
         Mark Heitin                    44             Vice President - Merchandise Planning and Allocation
         Herbert E. Minkin              56             Vice President - Human Resources
         Dennis O'Malley                52             Vice President - Merchandise Control
         Daniel P. Reilly               51             Vice President - Distribution and Transportation Services
         Myrna Reiss                    46             Vice President - Advertising
         Robert Tavenner                53             Vice President - Loss Prevention
         Garry L. Thibodeau             55             Vice President - Operations
         Richard L. Walters             44             Vice President - Controller, Chief Accounting Officer,  Assistant
                                                       Treasurer and Assistant Secretary
         Geraldine Schottenstein        63             Director
         Jon P. Diamond                 39             Director
         Richard Gurian                 78             Director
         Dr. Norman Lamm                68             Director
         Robert L. Shook                58             Director

         Jay L. Schottenstein has been Chairman of the Company, American Eagle Outfitters, Inc. and SSC since March 1992 and Chief Executive Officer of the Company since April 1991. Mr. Schottenstein served as Vice Chairman of the Company from April 1991 to March 1992. Vice Chairman of SSC from 1986 until March 1992, and a director of SSC since 1982(1). He served SSC as President of the Furniture Division from 1985 through June 1993 and in various other executive capacities since 1976.

         Saul Schottenstein has been Vice Chairman of the Company since April 1991. Mr. Schottenstein has served as President of SSC since 1984, and a director of SSC since 1982 and served SSC and its predecessors in various executive capacities since 1946(1).

         George A. Iacono has been President and General Merchandise Manager of the Company since April 1991. He served as President of SSC's Department Store Division (the "Division"), the predecessor of the Company, since May 1989, served as Senior Vice President - Merchandising of the Division since November 1985, and upon joining the Division in May 1984, served as Senior Vice President
- General Merchandise Manager and Vice President - Ladies Apparel. Before joining SSC, Mr. Iacono served as Vice President/General Merchandise Manager and held other merchandising positions with Marshalls, Inc. since 1976.

         Donald R. Andrus was appointed Senior Vice President and Chief Operating Officer of the Company upon joining the Company in September 1995. Prior to that time, Mr. Andrus was a prior Chairman and Chief Operating Officer of Foley's, a division of May Department Stores. Mr. Andrus also held various other senior management positions for certain divisions of the May Co.

         Robert M. Wysinski has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since April 1991 and served as Vice President of SSC from June 1987 until June 1991, and as Treasurer of SSC from June 1986 until June 1991. Prior to that time, he served as Assistant Secretary and Assistant Treasurer and in a variety of positions in the finance area since joining SSC in 1973.

         Denis G. Fredrick became Vice President - Management Information Systems in December 1989. Prior to that time, Mr. Fredrick served as Director of Management Information Systems since joining SSC in December 1988. Prior to joining SSC, Mr. Fredrick served as Vice President - Management Information Systems of Talbots, Inc., a women's specialty retailer and catalog chain owned by General Mills Corporation.

         Richard J. Giordano became Vice President - Distribution Apparel in November 1994. Prior to joining the Company, Mr. Giordano served as Director of Distribution Services for Marshalls Inc., from 1975 to 1994.

         Mark Heitin joined the Company in April 1996 as Vice President - Merchandise Planning and Allocation. Previously he was Vice President of Merchandise Planning for American Eagle Outfitters for approximately two years. Prior to that he held various merchandising positions during an 18 year tenure with Marshalls Inc., including Vice President of Planning and Allocation.

         Herbert E. Minkin was appointed Vice President - Human Resources of SSC in August 1985 and had served as Personnel Director of the Division since 1973.

         Dennis O'Malley joined the Company in March of 1995 as Vice President - Merchandise Control. Prior to that time Mr. O'Malley served in a variety of capacities, including Vice President of Store Planning, Vice President of Merchandise Control and Controller, for Marshalls, Inc.

         Daniel P. Reilly joined the Company in April 1995 as Vice President of Distribution and Transportation Services. Prior to joining the Company, Mr. Reilly served as Vice President of Distribution and Transportation Services for Consolidated Stores Inc., an off-price retailer, from September 1989 to April 1995. Prior to that, Mr. Reilly also served as a General Manager of Distribution for Marshalls Inc., an off-price retailer, since 1976.

         Myrna Reiss joined the Company in August 1996 as Vice President - Advertising. Prior to that, Ms. Reiss served as Vice President Creative and Visual Advertising for Filene's Basement, an off-price retailer. Her tenure there was from 1985 to 1996. Ms. Reiss' experience preceding that includes various positions in Advertising at divisions of Allied, Macy's and Federated Department Stores.

         Robert Tavenner became Vice President - Loss Prevention in November 1989. He served as Director of Loss Prevention since joining SSC in November 1988. Prior to joining SSC, Mr. Tavenner served as Vice President of Loss Prevention and Internal Audit for Gold Circle Stores, Inc., a division of Federated Stores, Inc., since 1978.

         Garry L. Thibodeau was appointed Vice President - Operations in June 1987, having served as Regional Manager since joining the Division in 1985. Mr. Thibodeau served as Regional Merchandise Manager and District Manager of Marshalls, Inc. From 1980 until 1985.

         Richard L. Walters became Vice President of the Company in April 1992, Assistant Secretary of the Company in June 1991, Assistant Treasurer of the Division in August 1990 and Controller of the Division in June 1986. Prior to that time, Mr. Walters served as Accounting manager for the Division since September 1985 and in a variety of other accounting positions since joining SSC in 1979.

         Geraldine Schottenstein has been a Director of the Company and SSC since April 1992. She has served as a volunteer and board member for a variety of charitable and community organizations for more than the past five years.

         Jon P. Diamond has been Executive Vice President and Chief Operating Officer of Safe Auto Insurance Company, a property and casualty insurance company, since March 1993. Mr. Diamond served as Vice President of SSC from March 1987 to March 1993 and served SSC in various management positions since 1983(1).

         Richard Gurian has been President of Richard Gurian Consultants, Inc., formerly Venture Horizons, Inc., since 1980.

         Dr. Norman Lamm has been President of Yeshiva University, New York, New York, since 1976.

         Robert L. Shook has been an author of business-related books since
1978.
----------
(1) SSC is a controlling shareholder of the Company. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see Item 12. "Security Ownership of Certain Beneficial Owners and Management." Geraldine Schottenstein is the mother of Jay L. Schottenstein, the sister-in-law of Saul Schottenstein and the mother-in-law of Jon P. Diamond

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who are beneficial owners of more than ten percent of the Company's Common Stock ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, the Company believes that, during fiscal year 1996, all filing requirements applicable to reporting persons were complied with.

         Jay L. Schottenstein and Saul Schottenstein are directors of the Valley Fair Corporation and American Eagle Outfitters, Inc., each of which is a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

INFORMATION CONCERNING BOARD OF DIRECTORS

         During the fiscal year ended August 3, 1996, the Board met twice and acted by unanimous written consent three times.

         The Board has standing Audit and Stock Option Committees.

         The members of the Audit Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board a firm of accountants to serve as the Company's auditors and to review with the independent auditors and the appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of financial, accounting and operating controls, and the scope of the audit. The Audit Committee met four times in fiscal 1996. Dr. Norman Lamm participated in all but one of the meetings.

         The members of the Stock Option Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board the number and terms of any stock options to be granted under the Company's stock option plan. The committee met seven times in fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other four most highly compensated executive officers.


                                           SUMMARY COMPENSATION TABLE
                                                                LONG TERM COMPENSATION
                                      ANNUAL COMPENSATION       ----------------------
                                      -------------------     RESTRICTED
NAME AND                   FISCAL                                STOCK          OPTIONS/         ALL OTHER
PRINCIPAL POSITION         YEAR     SALARY(1)        BONUS    AWARDS(2)         SARs(#)(3)       COMPENSATION(4)
------------------         ----     ---------        -----    ---------         ----------       ---------------


Jay L. Schottenstein(5)     1996    $250,000           None         None          None                   ---
Chairman and Chief          1995    $250,000           None         None       150,000                   ---
Executive Officer           1994    $250,000           None         None        30,000                   ---

George A. Iacono(6)         1996    $350,000       $300,000         None          None               $10,216
President and General       1995    $350,000       $325,000         None        39,000               $11,833
Merchandise Manager         1994    $300,000       $275,000         None          None               $10,219

Saul Schottenstein          1996    $250,000           None         None          None                   ---
Vice Chairman               1995    $250,000           None         None        45,000                   ---
                            1994    $250,000           None         None         5,000                   ---

Robert M. Wysinski          1996    $226,667        $85,000         None          None                $7,996
Senior Vice President,      1995    $226,667        $49,583         None        32,000                $9,058
Secretary and Chief         1994    $215,000        $71,500         None          None                $8,450
Finanical Officer

Donald R. Andrus(7)         1996    $393,750        $50,000         None          None               $70,516
Senior Vice President       1995         N/A            N/A          N/A           N/A                   N/A
Chief Operating Officer     1994         N/A            N/A          N/A           N/A                   N/A

----------
(1) Includes amounts deferred by the executive officer pursuant to SSC's Associates Profit Sharing and 401(k) Plan (the "401(k) Plan"), which was adopted effective as of August 1, 1989, and in which associates of the Company are eligible to participate. The 401(k) Plan is a prototype defined contribution plan that qualifies for favorable tax treatment under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits eligible associates of the Company to contribute a percentage of their pre-tax wages to the plan and the Company will match the contributions up to a maximum of 3% of covered wages. The Company also may contribute up to an additional 1.5% of covered wages as a profit sharing contribution.

(2) The number and value (in thousands of dollars) of aggregate restricted stock holdings of each of the named executives on August 3, 1996 was:
         Mr. Jay Schottenstein, None; Mr. Iacono, 132,336 shares ($1,323); Mr. Saul Schottenstein, None; Mr. Wysinski, 20,587 shares ($206) and Mr. Andrus, None. The value of the restricted stock is determined by multiplying the total shares held by each named executive by the closing price on the New York Stock Exchange on August 3, 1996 ($10.00).

(3) The number of options granted in fiscal 1995 includes options granted in prior years which were repriced during fiscal 1995.

(4) Represents amounts contributed by the Company to the 401(k) Plan, including both matching contributions and any profit-sharing contributions, and the value of Company paid life insurance. The amount of 401(k) Plan contributions for fiscal 1996 was: Mr. Jay Schottenstein, None; Mr. Iacono, $3,750; Mr. Saul Schottenstein, None; Mr. Wysinski, $3,750; and, Mr. Andrus, None. The balance for Mr. Iacono and Mr. Wysinski represents the value of Company paid life insurance. The balance for Mr. Andrus represents relocation reimbursements of $25,535, tax reimbursements of $28,976 and the remainder for auto and insurance allowances.

(5) Jay L. Schottenstein is also Chairman of SSC and American Eagle Outfitters, Inc. He does not devote his full business time to the business of the Company.

(6) George A. Iacono has entered into an employment agreement with the Company for a term ending June 4, 1997. The agreement provides for an annual salary of $250,000, through June 4, 1992 increasing to $300,000 thereafter, together with a bonus in the discretion of the Chairman. The agreement also provides for a severance payment equal to $15,625 per month for the remaining term of the agreement in the event that the Company terminates Mr. Iacono's employment, with or without cause. Mr. Iacono's base was increased to $350,000 in fiscal 1995.

(7) Mr. Andrus joined the Company on September 18, 1995 and entered into an employment agreement with the Company for a term ending on September 18, 1997. The agreement provides for an annual salary of $450,000, annual car allowance of $16,000 and annual stock options for 10,000 shares at the completion of each year of employment. Minimum guaranteed bonuses are $160,000 in the first year and $125,000 in the second year.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         None of the executive officers named in the Summary Compensation Table exercised options during the 1996 fiscal year. The following table provides certain information on the number and value of stock options held by the executive officers named in the Summary Compensation Table at August 3, 1996.

                                                                                       VALUE OF UNEXERCISED
                                                              NUMBER OF                    IN-THE-MONEY
                                                        UNEXERCISED OPTIONS                 OPTIONS AT
                         SHARES          VALUE         AT FISCAL YEAR END (#)         FISCAL YEAR END ($) (1)
                       ACQUIRED ON     REALIZED        ----------------------         -----------------------
    NAME              EXERCISE (#)        ($)        EXERCISABLE UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
------------        ----------------  -------------- ----------- -------------     ----------- -------------


Jay L. Schottenstein       ---           ---          72,000        78,000          $139,700     $151,300

George A. Iacono           ---           ---          19,800        19,200           $38,400      $37,250

Saul Schottenstein         ---           ---          34,000        11,000           $66,000      $21,350

Robert M. Wysinski         ---           ---          16,400        15,600           $31,800      $30,250

Don Andrus                 ---           ---             ---           ---               ---          ---

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $10.00. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Jay L. Schottenstein, Saul Schottenstein and George A. Iacono each of whom is an executive officer of the Company, are also members of the Company's Board of Directors. As stated, the Company's Chairman, Jay L. Schottenstein, with the input of its President, George A. Iacono, determined the annual salary and bonus compensation of the officers of the Company, other than the Chairman's, and such determination was not formally considered and ratified by the Board of Directors. Jay L. Schottenstein is also Chairman and Chief Executive Officer of SSC. For information regarding the relationships between the Company and SSC, see "Relationship With SSC And Its Affiliates".

         The Stock Option Committee administers and grants options under the Company's 1991 Stock Option Plan. The Stock Option Committee consists of Messrs. Gurian, Lamm and Shook. None of the members of the Committee are present or former officers of the Company or are themselves or have affiliates that are parties to agreements with the Company.


COMPENSATION OF DIRECTORS

         Directors who are not employees are paid $2,000 for each Board and Committee meeting attended, with a minimum annual compensation of $8,000, and are automatically granted options each quarter to purchase 1,000 Common Shares of the Company pursuant to the Non-employee Director Stock Option Plan described below. Directors who are also employees of the Company do not receive additional compensation for serving as directors.

         The Company's Non-employee Director Stock Option Plan as amended and subject to shareholder approval (the "Non-employee Director Plan") provides for the issuance of options to purchase up to 130,000 Common Shares of the Company, subject to adjustment for stock splits and other changes in the Company's capitalization. Under the Non-employee Director Plan, one option to purchase 1,000 Common Shares is automatically granted to each non-employee director on the first NYSE trading day in each calendar quarter. The exercise price for each option is the fair market value of the Common Shares on the date of grant. The exercise price must be paid either in cash, with previously acquired Common Shares of the Company, the optionholder's promissory note or any combination of the foregoing, provided, however, use of consideration other than cash requires the consent of the Board. All of the options under the Non-employee Director Plan become exercisable one year after the date of grant and remain exercisable for a period of ten years from the date of grant, subject to earlier termination after termination of the optionholder's service as a director of the Company. The options are transferable by the holder either (i) if transferred without consideration to immediate family members or entities they control, or (ii) if the transfer is approved by the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMMON SHARES

         The following table sets forth, as of October 29, 1996, certain information with regard to the beneficial ownership of the Company's Common Shares by each holder of 5% of such shares, each director individually and all officers and directors as a group.

Name of                                       Amount and Nature of          Percent of
Beneficial Owner                              Beneficial Ownership (1)      Outstanding Shares (2)
----------------                              ------------------------      ----------------------

Jon P. Diamond (3)                                        21,700                      *
George A. Iacono (4)                                     153,936                      *
Richard Gurian                                             9,300                      *
Dr. Norman Lamm                                           11,300                      *
Geraldine Schottenstein (5)(6)(7)                         39,000                      *
Jay L. Schottenstein (5)(6)(7)                           124,736                      *
Saul Schottenstein (5)(6)                                 59,000                      *
Robert L. Shook                                           17,000                      *
Robert M. Wysinski (4)                                    38,387                      *
All directors and officers as a group
   (20 persons)(4)(5)(6)                                 668,453                     2.1%
Schottenstein Stores Corporation (6)                  20,568,334                    64.9%
--------------

* Represents less than 1% of outstanding Common Shares, net of Treasury Shares.

(1) Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed and includes the number of Common Shares, if any, as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options exercisable within 60 days of October 29, 1996.

(2) The percent is based upon the 31,715,745 Common Shares outstanding, net of Treasury Shares at October 29, 1996.

(3)    Includes 2,000 shares held by Mr. Diamond's wife.

(4) Includes 132,336 shares for Mr. Iacono, 20,587 shares for Mr. Wysinski and 197,552 shares for all directors and executive officers as a group, which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of years pursuant to the terms of Restricted Stock Agreements with the Company.

(5) Does not include the 20,568,334 Common Shares owned by SSC of 1800 Moler Road, Columbus, Ohio 43207. Jay L. Schottenstein is the Chairman and Chief Executive Officer of SSC. Jay L. Schottenstein, Saul Schottenstein and Geraldine Schottenstein are members of the Board of Directors of SSC. See "Ownership of SSC," below.

(6) Does not include 359,445 Common Shares owned by El-An Foundation, a private charitable foundation, and 1,312,500 Common Shares owned by GB Stores, a Pennsylvania limited partnership. Combined, the shares owned by El-An Foundation and GB Stores represent 5.3% of the Company's outstanding Common Shares. SSC owns a 96% limited partnership interest in GB Stores and its corporate general partner is an affiliate of SSC. The sole members, trustees and officers of the El-An Foundation are Saul Schottenstein and Jay Schottenstein.

(7) Includes 30,000 shares as to which Geraldine Schottenstein and Jay L. Schottenstein share voting and investment power as trustees of a trust which owns the shares. Geraldine Schottenstein is also a beneficiary of the trust.

OWNERSHIP OF SSC

       The following table indicates the shares of SSC common stock beneficially owned by each nominee for election to the Board of Directors of the Company and by all directors and officers of the Company as a group, as of October 29, 1996:

                                                            SHARES OF SSC         PERCENT
                                                            COMMON STOCK          OF CLASS
                                                            ------------          --------

             Jay L. Schottenstein (1)                         299.32766              78.4%

             Geraldine Schottenstein (2)                       27.41707               7.2%

             Jon P. Diamond (3)                                27.41707               7.2%

             Directors and officers as a group                354.1619               92.8%

-----------------

(1) Represents sole voting and investment power over 299.32766 shares held in irrevocable trusts for family members as to which Jay L. Schottenstein is trustee and as to which shares Mr. Schottenstein may be deemed to be the beneficial owner.
(2) Represents sole voting and investment power over 27.41707 shares held by Geraldine Schottenstein as trustee of an irrevocable trust for family members as to which shares Geraldine Schottenstein may be deemed to be the beneficial owner.
(3) Represents sole voting and investment power over 27.41707 shares held by Susan Schottenstein Diamond, the wife of Jon Diamond, as trustee of an irrevocable trust for family members, as to which shares Mr. Diamond may be deemed to be the beneficial owner.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    RELATIONSHIP WITH SSC AND ITS AFFILIATES

         Prior to the completion of its initial public offering on June 18, 1991, the Company was operated as the Department Store Division of SSC. On that date, SSC transferred substantially all of the net assets of the Division to the Company in exchange for 22,500,000 Common Shares of the Company. At October 29, 1996, SSC owned 64.9% of the Company's outstanding Common Shares. So long as SSC owns more than 50% of the Company's voting shares, it will continue to have the power acting alone to approve any action requiring a vote of the majority of the voting shares of the Company and to elect all of the Company's directors. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

REAL ESTATE LEASES AND SUBLEASES

         The Company leases or subleases from SSC or affiliates of SSC thirty two store locations and all of its warehouse and office facilities.

Generally, the agreements require the Company to pay for insurance, taxes, common area maintenance and other costs associated with the properties on a "triple net" basis for freestanding locations, and on a pro rata share basis for locations that are part of a larger parcel.

         SSC leases to the Company 14 store locations and two warehouse/office locations and a fixture shop under the terms of two Master Lease Agreements. The Master Store Lease, as amended, provides for certain base rentals which approximate $1.93 per square foot and the Master Warehouse Lease, as amended, provides for specified rent which approximates $1.10 per square foot. Beginning in fiscal 1992, the Master Store Lease also provides for the payment of percentage rent by the Company equal to 3% of the amount by which total sales, including sales of licensees ("Total Sales"), for all of the 14 stores exceed the Total Sales for such stores in fiscal 1991. For fiscal 1996, the Company recorded expense to SSC, including contingent rent, of $3,308,983 pursuant to the Master Store Lease and $662,416 pursuant to the Master Warehouse Lease.

         SSC subleases to the Company three store locations that are owned by affiliates of SSC under a Master Sublease. The Master Sublease provides for an annual base rent of $1.148 per square foot. Beginning in fiscal 1992, the Master Sublease also provides for the payment of percentage rent by the Company equal to 3% of the amount by which Total Sales for all of the three stores exceed the aggregate Total Sales for such stores in fiscal 1991. For fiscal 1996 the Company recorded expense to SSC, including contingent rent, of $640,439 pursuant to the Master Sublease.

         Both Master Leases have a term of five years which began in June 1991, and are renewable thereafter, by individual location, at the option of the Company, for five additional renewal terms of five years each. The Company exercised the first renewal to extend both Master Leases during fiscal 1996. This extension causes both Master Leases to expire on July 31, 2001 with four five-year renewal terms remaining for each leased location. The Master Sublease provides for an initial five-year term which began in June 1991 and is renewable for generally at least five additional renewal terms of five years each, by individual locations, at the option of the Company. The Company has exercised renewals for each store under the Master Sublease to cause the Master Sublease terms to expire between May 31, 2001 and September 30, 2002 resulting in four five-year renewal terms remaining. Each renewal term in the aforementioned leases and subleases will be on the same terms as the initial term, except for rent. For fiscal 1997 through 2001, the Master Store Lease and Master Sublease provide for a minimum percentage rent of $1.00 per square foot. For each succeeding five-year renewal term, the minimum percentage rent will increase by $0.50 per square foot. In no event, commencing fiscal 1997, shall total rent be less than 2% of Total Sales. The Master Warehouse Lease provides for additional rent of $0.85 per square foot for fiscal years 1997 through 2001 and an additional $0.30 per square foot for each succeeding five-year renewal term.

         The Company also leases or subleases six warehouse facilities and a trailer yard from SSC or affiliates of SSC. The warehouse facilities consist of approximately 1,258,000 square feet for rents of $1.50 to $4.03 per square foot with lease control ranging from 2001 through 2012. Generally, the lease renewal terms are at the same terms and conditions as the original term except rent which increases by $0.25 to $0.50 per square foot for the renewal terms. During fiscal 1996, the Company closed three temporary warehouses consisting of approximately 120,000 square feet. The Company also leases, from an affiliate of SSC, a trailer yard of approximately 19 acres with lease control through April 2009 having rents that range from $25,000 to $30,000 per year during the period of lease control.

During fiscal 1996, the Company recorded expenses in the aggregate to SSC and affiliates of SSC of $4,010,378 pursuant to these leases and assignments.

         Additionally, the Company leases nine store locations from SSC or affiliates of SSC, two of which were opened in fiscal 1996. Generally, the leases provide for percentage rent equal to 2% of Total Sales in excess of a specified sales level or base rent with base rents ranging from $2.25 to $6.00 per square foot for the initial term and provide lease control ranging from 2001 through 2036. Generally, the renewal terms are at the same terms and conditions as the original term except rent which may increase for the renewal terms. During fiscal 1996, the Company recorded expenses in the aggregate to SSC and affiliates of SSC of $4,678,083 pursuant to these leases.

         During fiscal 1996, the Company leased one additional store from an affiliate of SSC. The lease expires January 31, 2007 and provides for percentage rent equal to 2% of Total Sales subject to a minimum rent of $4.75 per square foot with six additional renewal options of five years each. For fiscal 1996, the Company recorded expenses to this affiliate of $125,522 for this lease.

         In addition to the foregoing, SSC subleases one store location to the Company under an agreement that provides for the payment of additional rent to SSC in order for SSC to recover the costs of the initial acquisition of the leasehold interest. The sublease has an initial term expiring in fiscal 2000 and provides for rent in the amount of 2% of Total Sales, with a minimum rent equal to $2.00 per square foot and provides five additional five-year renewal terms. During fiscal 1996, the Company recorded expenses in the aggregate to SSC of $210,457 pursuant to this sublease.

         Effective August 1995, SSC acquired one of the Company's unrelated party store leases. The lease term expires April 30, 2002, has a base rent of $1.53 per square foot and provides for one additional renewal term of ten years under the same terms and conditions as the current lease term. For fiscal 1996, the Company recorded expenses to SSC of $195,162 for this lease.

         Effective January 1, 1996, the Company subleased from SSC a lease previously assigned to the Company by SSC to enable SSC to recover the costs of remodeling the demised premises. The Company's sublease expires December 31, 2007 and provides for percentage rent equal to 2% of Total Sales in excess of a minimum base rent of $4.50 per square foot with three additional renewal terms of five years each. For fiscal 1996, the Company recorded expenses to SSC of $211,570 for this sublease.

         The Company has entered into leases for one additional store location from SSC and one additional store location from an affiliate of SSC which are to open in fiscal 1997. These leases provide for percentage rent equal to 2% of Total Sales in excess of a specified sales level or base rent with base rents ranging from $5.50 to $7.00 per square foot for the initial term and provide lease renewal terms of three five-year terms and four five-year terms, respectively. Generally, the renewal terms are at the same terms and conditions as the original term except rent which may increase for the renewal terms.

         SSC operates a chain of furniture stores, four of which operate in separate space subleased from the Company at four of its store locations. Each of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between the Company and a third party landlord. Each Furniture Sublease provides for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Effective January 1, 1996, one of these Furniture Subleases was terminated, and as a result the furniture store now subleases directly from SSC. For fiscal 1996, SSC paid to the Company an aggregate of $960,517 pursuant to these Furniture Subleases.

LICENSE AGREEMENTS WITH AFFILIATES

         The Company operates as licensee the apparel, housewares and domestic departments in two department stores operated by The Valley Fair Corporation ("Valley Fair") in New Jersey. SSC controls Valley Fair by virtue of certain common officers and directors and its ownership of 78.2% of the outstanding stock of Valley Fair and the ownership by an affiliate of 14.8% of such stock, the balance of which stock is publicly owned. The Company pays Valley Fair a license fee of 7.3% of the net sales of the departments for occupancy and 3.7% of net sales for advertising, against an annual aggregate minimum of $733,000 for both stores. The Company uses employees of Valley Fair to operate the departments and reimburses Valley Fair for all costs associated with such employees. The aggregate license fees, including advertising, paid by the Company to Valley Fair during fiscal 1996 were $2,568,181.

         Valley Fair's wholly owned subsidiary, L.F. Widmann, Inc. ("Widmann"), has entered into a license agreement to operate the health and beauty aids departments in the Company's stores. The license agreement, as amended, expires in June of 1997. Widmann pays annual license fees to the Company based on 5.0% of net sales. Widmann is required to reimburse the Company 2% of its sales for advertising and 2.9% of its sales for administrative expenses. The license fees paid by Widmann to the Company during fiscal 1996 were $1,941,879

         SSC owns 50% of the stock of Shonac Corporation ("Shonac"), and the remaining 50% is owned by certain members of the management of Shonac and their families. The Company has license agreements with Shonac for the operation of the shoe departments in all of the Company's stores. The agreements expire in the year 2004. Under the terms of the agreements as amended, Shonac pays a license fee to the Company in an amount approximating 11% of its net sales in the Company's stores. Shonac is required to reimburse the Company 0.9% of its sales for administrative expenses. Shonac is also required to reimburse the Company 10% of the Company's aggregate costs for advertising expenses. The aggregate license fees paid by Shonac to the Company for fiscal 1996 were $13,219,936.

MERCHANDISE TRANSACTIONS WITH AFFILIATES

         The Company from time to time purchases merchandise from affiliates of SSC. Some of such affiliates manufacture, import and wholesale apparel as their principal business. The members of the Company's merchandising staff use these sources and make their purchasing decisions in the same manner as with unaffiliated sources. Any merchandise purchased from such sources is on terms at least as favorable to the Company as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, the Company is given terms preferential to those available to unaffiliated customers. Total purchases by the Company from SSC and affiliates for fiscal 1996 were $6,620,539, representing 1.0% of the Company's total purchases during the fiscal year.

         Certain affiliates of SSC from time to time purchase merchandise from the Company, in some instances on a regular basis. Such purchases are generally made from merchandise in the Company's warehouse inventory at prices equal to the Company's cost plus a handling fee of up to 11.0%. Steinbach's Inc., an S Corp owned by affiliates of SSC, purchased $304,170 of merchandise from the Company during fiscal 1996. Steinbach's operated 29 department stores on the East Coast until its operations were sold to a third party in January 1996.

SERVICES AGREEMENTS

         The Company shares with SSC and its affiliates certain incidental support personnel and services for the purpose of achieving economies of scale and cost savings. These shared services include certain architectural, legal, advertising, buying and administrative services. The Company and SSC have entered into a Corporate Services Agreement that sets forth the terms for payment of the costs of these shared services. The Company believes that it is able to obtain such services at a cost which is equal to or below the cost of providing such services by itself or obtaining such services from unaffiliated third parties. For fiscal 1996, the Company paid SSC or its affiliates $1,362,026 for such services and the Company was reimbursed $180,458 by SSC and its affiliates for such services. The Corporate Services Agreement also provides for participation by the Company in the self-insurance program maintained by SSC on the same basis as previous participation by the Division. Under that program, the Company is self-insured for purposes of personal injury and property damage, motor vehicle and Ohio workers' compensation claims up to various specified amounts, and for casualty losses up to $100,000. Claims and losses in excess of the specified amounts are covered by stop-loss or excess liability policies maintained by SSC, which include the Company as a named insured. SSC maintains reserves and pays claims for self-insured amounts under the program and will continue to do so with respect to the Company's participation in the program. SSC charges its divisions, affiliates and the Company premiums based, among other factors, on loss experience, and its actual payroll and related costs for administering the program. For fiscal 1996, the Company paid SSC
$5,629,667 for participation in the program.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS
           The documents listed below are filed as part of this Form 10-K and begin on Page F-1:

                                                                                                           Page in
                                                                                                            Form
                                                                                                            ----
10-K
----

           Report of Independent Accountants                                                                F - 1
           Consolidated Balance Sheets at August 3, 1996 and July 29, 1995                                  F - 2
           Consolidated Statements of Income for the years ended August 3,
              1996, July 29, 1995, and July 30, 1994                                                        F - 3
           Consolidated Statements of Shareholders' Equity for the years ended
              August 3, 1996, July 29, 1995, and July 30, 1994                                              F - 4
           Consolidated Statements of Cash Flows for the years ended August 3,
              1996, July 29, 1995, and July 30, 1994                                                        F - 5
           Notes to the Consolidated Financial Statements                                                   F - 6

14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
        The schedule listed below is filed as part of this Form 10-K and begin on Page S-1:

            Schedule II.   Valuation and Qualifying Accounts and Reserves                                   S-1

         Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

14(a)(3) EXHIBITS:

         See Index to Exhibits which begins on Page E-1.

14(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended August 3, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       VALUE CITY DEPARTMENT STORES, INC.

Date:  October 31, 1996                      By:                         *
                                                --------------------------
                                                (Jay L. Schottenstein, Chairman)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                    DATE
---------                                             -----                                    ----

           *                                  Chairman of the                                10/31/96
---------------------------                   Board of Directors
(Jay L. Schottenstein)                       (Principal Executive Officer)

           *                                  Vice Chairman of the                           10/31/96
---------------------------                   Board of Directors
(Saul Schottenstein)                          Director

           *                                  President, General Merchandise                 10/31/96
---------------------------                   Manager and Director
(George A. Iacono)

/s/ Robert M. Wysinski                        Senior Vice President, Secretary               10/31/96
---------------------------                   and Treasurer (Principal
(Robert M. Wysinski)                          Financial Officer)
                                              Director

           *                                  Controller, Assistant Treasurer                10/31/96
---------------------------                   and Assistant Secretary (Principal
(Richard L. Walters)                          Accounting Officer)

           *                                  Director                                       10/31/96
---------------------------
(Geraldine Schottenstein)

           *                                  Director                                       10/31/96
---------------------------
(Jon P. Diamond)

           *                                  Director                                       10/31/96
---------------------------
(Norman Lamm)

           *                                  Director                                       10/31/96
---------------------------
(Richard Gurian)

           *                                  Director                                       10/31/96
---------------------------
(Robert L. Shook)

*By:/s/ Robert M. Wysinski
    ----------------------
     Robert M. Wysinski
     (Attorney-in-Fact)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

                  We have audited the consolidated financial statements and financial statement schedule of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation), its partnerships and its wholly owned subsidiaries (the Company) as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value City Department Stores, Inc., its partnerships and its wholly owned subsidiaries as of August 3, 1996 and July 29, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 3, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.


Columbus, Ohio
October 28, 1996

                           CONSOLIDATED BALANCE SHEETS
                       at August 3, 1996 and July 29, 1995
                      (in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                      ASSETS
                                                                                   1996                  1995
------------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and equivalents                                                           $10,484               $17,374
  Accounts receivable, net                                                         4,525                 3,422
  Receivables from affiliates                                                        769                 1,240
  Inventories                                                                    261,370               219,476
  Prepaids and other                                                               8,569                 9,583
  Deferred income taxes                                                            8,928                 6,844
                                                                                --------              --------
           TOTAL CURRENT ASSETS                                                  294,645               257,939

PROPERTY AND EQUIPMENT, AT COST:
  Furniture, fixtures and equipment                                              129,081               115,281
  Leasehold improvements                                                          78,217                55,470
  Building                                                                         4,100                   -
  Capital leases                                                                   8,973                 2,607
                                                                                --------              --------
                                                                                 220,371               173,358
  Accumulated depreciation and amortization                                      (87,610)              (76,837)
                                                                                --------              --------
  Property and equipment, net                                                    132,761                96,521

NOTES RECEIVABLE - NON-CURRENT                                                     2,613                   653
OTHER ASSETS                                                                       6,991                 6,774
                                                                                --------              --------

           TOTAL ASSETS                                                         $437,010              $361,887
                                                                                ========              ========


------------------------------------------------------------------------------------------------------------------------------------


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $70,711               $49,605
  Accounts payable to affiliates                                                   7,402                 5,862
  Accrued expenses:
    Compensation                                                                   9,056                 8,879
    Taxes                                                                         12,216                 9,629
    Other                                                                         23,587                19,056
  Current maturities of long-term obligations                                     10,836                10,796
                                                                                --------              --------
           TOTAL CURRENT LIABILITIES                                             133,808               103,827

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                  46,942                20,853

DEFERRED INCOME TAXES                                                              3,888                 2,926

MINORITY INTEREST IN PARTNERSHIPS                                                    -                   1,363

EXCESS NET ASSETS OVER COST OF ACQUIRED BUSINESS                                     927                 2,317

SHAREHOLDERS' EQUITY:
  Common shares, without par value;
    80,000,000 authorized; issued, including
    Treasury shares, 32,058,745 shares
      and 32,050,745 shares, respectively                                        109,450               109,385
  Contributed capital                                                              9,688                 9,704
  Retained earnings                                                              135,504               113,786
  Less deferred compensation expense, net                                           (368)               (1,043)
  Treasury shares, at cost, 368,600 shares and
    148,900 shares, respectively                                                  (2,829)               (1,231)
                                                                                --------              --------
           TOTAL SHAREHOLDERS' EQUITY                                            251,445               230,601
                                                                                --------              --------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $437,010              $361,887
                                                                                ========              ========

------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
       for the years ended August 3, 1996, July 29, 1995 and July 30, 1994
                    (in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------

                                                                         1996             1995            1994
                                                                       53 Weeks         52 Weeks        52 Weeks
-------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of licensed departments                  $954,308        $871,949       $864,855
Cost of sales                                                       (599,460)       (547,377)      (535,705)
                                                                    --------        --------       --------

   Gross profit                                                      354,848         324,572        329,150

Selling, general and administrative expenses                        (337,097)       (317,000)      (282,527)
License fees from affiliates                                          15,162          13,958         12,504
Other operating income                                                 3,300           3,093          3,110
Restructuring charges                                                   -               (414)           -
                                                                    --------        --------        -------

   Operating profit                                                   36,213          24,209         62,237

Amortization of excess net assets over cost                            1,390           1,451          1,511
Interest expense, net                                                 (1,328)         (1,921)        (2,439)
Other income (expense), net                                               33             (15)          (263)
                                                                    --------        --------        -------

   Income before income taxes and minority interest                   36,308          23,724         61,046

Minority interest in partnerships                                        (41)           (232)          (318)
                                                                    --------        --------        -------

   Income before income taxes                                         36,267          23,492         60,728

Provision for income taxes                                           (14,549)         (9,673)       (21,792)
                                                                    --------        --------        -------


   Net income                                                        $21,718         $13,819        $38,936
                                                                     =======         =======        =======

-------------------------------------------------------------------------------------------------------------------


Earnings per share                                                     $0.68           $0.43          $1.21
                                                                     =======         =======        =======

-------------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
       for the years ended August 3, 1996, July 29, 1995 and July 30, 1994
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                      Number of Shares
                                      ----------------
                                               Common                                                Deferred
                                    Common     Shares      Common    Contributed    Retained     Compensation     Treasury
                                    Shares   in Treasury   Shares      Capital      Earnings        Expense        Shares    Total
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 31, 1993              32,033                $109,215    $9,737         $61,031       $(2,464)              $177,519

  Net income                                                                          38,936                               38,936
  Exercise of stock options             16                     139        28                                                  167
  Tax benefit realized on
    vested restricted shares                                              46                                                   46
  Amortization of deferred
    compensation expense                                                                               710                    710
                        ----------------------------------------------------------------------------------------------------------

BALANCE, JULY 30, 1994              32,049                 109,354     9,811          99,967        (1,754)               217,378

  Net income                                                                          13,819                               13,819
  Exercise of stock options              2                      31         7                                                   38
  Tax liability incurred on
    vested restricted shares                                           (114)                                                 (114)
  Repurchase of common shares                    149                                                          $(1,231)     (1,231)
  Amortization of deferred
    compensation expense                                                                               711                    711
                        ----------------------------------------------------------------------------------------------------------

BALANCE, JULY 29, 1995              32,051       149       109,385     9,704         113,786        (1,043)    (1,231)    230,601

  Net income                                                                          21,718                               21,718
  Exercise of stock options              8                     65         7                                                    72
  Tax liability incurred on
    vested restricted shares                                            (23)                                                  (23)
  Repurchase of common shares                    220                                                           (1,598)     (1,598)
  Amortization of deferred
    compensation expense                                                                               675                    675
                        ----------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 3, 1996             32,059       369      $109,450    $9,688        $135,504         $(368)   $(2,829)   $251,445
                              ====================================================================================================




The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      for the years ended August 3, 1996, July 29, 1995 and July 30, 1994
                                 (in thousands)

-----------------------------------------------------------------------------------------------


                                                           1996          1995          1994
                                                         53 Weeks      52 Weeks      52 Weeks

-----------------------------------------------------------------------------------------------


Cash flows from operating activities:

Net income                                               $ 21,718     $ 13,819     $ 38,936
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          23,903       19,341       16,666
    Amortization of excess net assets over cost            (1,390)      (1,451)      (1,511)
    Minority interest in partnerships                          41          232          318
    Deferred income taxes                                  (1,122)       4,130        2,616
    (Gain) loss on disposal of property and equipment         (33)          15          365
    Restructuring charge                                     --            414         --
    Change in working capital, assets
      and liabilities:
      Receivables                                            (632)        (961)       1,432
      Inventories                                         (41,894)       1,030          796
      Prepaids and other                                   (3,045)      (8,201)      (1,911)
      Accounts payable                                     22,646      (11,452)     (13,172)
      Income taxes payable                                   --           --           (720)
      Accrued expenses                                      1,234       11,594       (2,498)
                                                         --------     --------     --------
Net cash provided by operating activities                  21,426       28,510       41,317
                                                         --------     --------     --------

Cash flows from investing activities:

  Capital expenditures                                    (45,407)     (28,592)     (21,450)
  Proceeds from sale of property and equipment                 65           27          277
  Notes receivable - non-current                           (1,960)        (653)        --
  Other assets                                               (376)        (457)        --
                                                         --------     --------     --------
Net cash used in investing activities                     (47,678)     (29,675)     (21,173)
                                                         --------     --------     --------

Cash flows from financing activities:

  Net proceeds from issuance of common shares                  65           31          139
  Net borrowings under
    line-of-credit agreements                              33,000         --           --
  Principal payments of long-term obligations             (10,777)     (10,702)     (20,708)
  Purchase of treasury shares                              (1,598)      (1,231)        --
  Distributions to partners in minority
    partnerships, net                                      (1,328)        (225)        (183)
                                                         --------     --------     --------
Net cash provided by (used in)financing
  activities                                               19,362      (12,127)     (20,752)
                                                         --------     --------     --------

Net decrease in cash and equivalents                       (6,890)     (13,292)        (608)
Cash and equivalents, beginning of year                    17,374       30,666       31,274
                                                         --------     --------     --------
Cash and equivalents, end of year                        $ 10,484     $ 17,374     $ 30,666
                                                         ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries and for fiscal 1995 and 1994, two partnerships. These entities are herein referred to collectively as the "Company". The Company operates a chain of full-line off-price department stores, principally under the name "Value City". As of August 3, 1996 a total of 86 stores were open, located principally in Ohio (24 stores) and Pennsylvania (18 stores). The remaining stores are dispersed among 12 other states in the Midwest and Eastern sections of the country.

To facilitate comparisons with the current year, certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR:

During 1996, the Company changed its fiscal year from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 has 53 weeks. Reference herein to the years ended July 29, 1995 and July 30, 1994 include 52 weeks.

CONSOLIDATION:

The consolidated financial statements include the accounts of the Company, including 75% owned partnerships in fiscal years 1995 and 1994, after elimination of material intercompany accounts and transactions. During 1996 the Company bought the 25% minority interests for approximately $1,328,000 which represented the net book value of the minority interests in those partnerships.

CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included overnight repurchase agreements of $1,432,000, $4,278,000 and $13,344,000 at August 3,
1996, July 29, 1995 and July 30, 1994, respectively.

INVENTORIES:

Merchandise inventories are stated at the lower of cost or market using the retail method.

PRE-OPENING EXPENSES:

Pre-opening expenses are charged to operations ratably over the first twelve months of a new store's operations. Pre-opening costs expensed were $4,059,000, $2,064,000 and $1,751,000 for fiscal years 1996, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or lease term. The estimated useful lives by class of asset are:

Buildings 39 years
Furniture, fixtures and equipment 5 to 10 years
Leasehold improvements 10 to 20 years

Repairs and maintenance are charged to expense as incurred; renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the related accounts with any resulting gain or loss included in net income.

NOTES RECEIVABLE:

To facilitate acquisitions of two store leases, the Company advanced funds to two third party landlords in exchange for notes receivable bearing interest at various levels above the bank prime lending rate with maturities from two to seven years. The notes are collateralized by the properties under lease.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

REVENUE RECOGNITION:

Layaway sales are recorded on the deposit method, whereby the sale is recognized once the customer has paid for the merchandise in full.

ADVERTISING EXPENSE:

The cost of advertising is expensed as incurred. During fiscal years 1996, 1995 and 1994, advertising expense was $36,020,000, $34,129,000 and $28,851,000, respectively.

EXCESS NET ASSETS OVER ACQUISITION COST OF
ACQUIRED BUSINESS:

The excess of net assets over acquisition cost of acquired business is being amortized over seven years and will be fully amortized in the third quarter of fiscal 1997.

In fiscal year 1995, the Company wrote off $262,000 related to the closing of a former GB store.

RESTRUCTURING CHARGES

During fiscal year 1995, the Company recognized $414,000 of net expenses for certain employee termination benefits and other exit costs related to closing two stores pursuant to their lease expirations. Net charges to the reserve for such items aggregated $300,000 in 1995 and $114,000 in 1996. The operating losses to close these stores, exclusive of the restructuring charge, aggregated approximately $600,000 during the year ended July 29,1995.

EARNINGS PER SHARE:

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the effect of dilutive stock options.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

Financial Accounting Standard No. 121 ("SFAS 121") - "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Financial Accounting Standard No. 123 ("SFAS 123") - "Accounting for Stock-Based Compensation" are effective for fiscal year 1997. The adoption of SFAS 121 is not expected to have a significant impact on the results of operations or financial condition of the Company. The Company will adopt the new disclosure requirements of SFAS 123 in 1997.

3. RELATED PARTY TRANSACTIONS

The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 65% of the Company's common shares. Sales of merchandise from the Company's warehouses generally are at cost plus handling charges. The Company also purchases certain directly shipped merchandise on behalf of affiliates of SSC. Such merchandise is billed by the Company to affiliates at cost plus delivery charges. The related party transactions are as follows:

                                      1996      1995       1994
---------------------------------------------------------------------
                                           (in thousands)
Purchases of merchandise
 from affiliates                      $ 6,621   $4,446     $719
Merchandise sold to
 affiliates, including
 handling charges                         354    1,348       50
Merchandise purchased
 on behalf of and shipped
 directly to affiliates, at
 cost plus delivery charges                46      -         -
----------------------------------------------------------------------

Not included in the preceding table are

            -----------------------------------------------

purchases made through SSC's Importing Division which charges the Company its cost plus an administrative charge.

The Company has license agreements with L.F. Widmann, Inc. (Widmann) and Shonac Corporation (Shonac), both related parties as a result of significant ownership of such entities by SSC. The license agreement with Widmann for the operation of health and beauty departments in certain of the Company's stores expires in 1997. The license agreement with Shonac is for operation of shoe departments in all of the Company's stores and expires in 2004. Both license agreements provide for fees based on percentages of sales, as defined. License fees earned are as follows:


                                  1996    1995     1994
-------------------------------------------------------

                                     (in thousands)
Widmann                           $1,942  $2,339   $2,315
Shonac                            13,220  11,619   10,189

--------------------------------------------------------


The Company also leases certain store and warehouse locations owned by SSC as described in Note 4.

Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC.

The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. In the opinion of the Company and SSC management, the aforementioned charges are reasonable.

The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $6,696,000, $6,832,000 and $5,330,000 in fiscal years 1996, 1995 and 1994, respectively, for such coverage.

During 1996, the Company paid $1,120,000 to a private charitable foundation controlled by the Schottenstein family.

4.       LEASES:

The Company operates stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2016 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

The Company has entered into several leasing agreements with SSC and affiliates. Under two Master Lease Agreements, as amended, the Company leases 14 store locations and three other facilities owned by SSC for an annual base rental of $2,980,000 and contingent rents based on aggregate sales in excess of specified sales levels for the store locations. The Company leased or subleased from SSC or affiliates of SSC 16 store locations, six warehouse facilities and a parcel of land for specified base rentals, plus contingent rents based on sales in excess of specified sales levels for the store locations. During fiscal 1996, the Company terminated one warehouse lease assigned by SSC and the agreements on two warehouses leased or subleased from affiliates of SSC. These three facilities were considered temporary warehouse space and aggregated less than 120,000 square feet. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

The Company has a capital lease agreement for transportation equipment that expires in 1997. During fiscal 1996, the Company entered into two additional capital lease agreements that expire in 2018 and 2037 for two new store locations. Capital leases are amortized over the terms of the related leases. The accumulated amortization for the capital leases was $2,172,000 and $1,651,000 at August 3, 1996 and July 29, 1995, respectively.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at August 3, 1996 are as follows:

            -----------------------------------------------

                            Operating Leases
                            ----------------
Fiscal                                   Related
Year               Capital   Unrelated    Party
Ending             Leases  Party Leases   Leases   Total
----------------------------------------------------------
(in thousands)
1997              $1,009    $14,972     $14,332   $30,313
1998                 379     14,094      13,014    27,487
1999                 337     13,183      13,024    26,544
2000                 338     11,477      12,942    24,757
2001                 337     10,349      12,966    23,652
Future Years       9,380     51,397      50,109   110,886
-----------------------------------------------------------

Total minimum
 lease payments      11,780

Less amount
 representing
 interest            (7,242)
                     ------
Present value
 of minimum
 lease payments       4,538

Less current
 portion               (656)
                     ------
                     $3,882
                     ======

The Company operates apparel, houseware and domestic departments in two stores owned by a related party under a license agreement and pays a license fee of 11% of sales against an aggregate minimum license fee of $733,000 per annum. Two-thirds of this fee is charged to rent expense and the remainder is charged to advertising expense.

The composition of rental expense is:
                             1996         1995       1994
-----------------------------------------------------------
                                     (in thousands)
Minimum rentals:
 Unrelated parties          $13,222     $11,625     $10,205
 Related parties             11,400       9,156       7,733

Contingent rentals:
 Unrelated parties            2,288       2,580       2,962
 Related parties              1,757       1,594       1,750
                            -------     -------     -------
 Total                      $28,667     $24,955     $22,650
                            =======     =======     =======

5.       LONG-TERM OBLIGATIONS AND NOTES PAYABLE:

Long-term obligations consist of the following:

                                        1996       1995
-----------------------------------------------------------
                                         (in thousands)
Senior notes                          $20,000     $30,000
Demand note payable
 subsequently refinanced               33,000        -
Capital lease obligations               4,538       1,215
Other                                     240         434
                                      -------     -------
                                       57,778      31,649
Less current maturities               (10,836)    (10,796)
                                      -------     -------
                                      $46,942     $20,853
                                      =======     =======
------------------------------------------------------------

The senior notes require principal payments of $10.0 million annually on October 1, 1996 and 1997 and bear interest at a fixed rate of 5.73% per annum.

The Company is in the process of completing a private placement for $50.0 million of senior unsecured notes. The Company has obtained commitments from investors for this private placement. The proceeds will be used to repay demand notes payable. Accordingly, such demand notes are classified as long-term obligations at August 3, 1996. The senior unsecured notes require principal payments of $2,143,000 in December 1997 and 1998 and payments of $9,143,000 annually beginning December 1999 through December 2003 and bear interest at an average fixed rate of 7.2% per annum.

The terms of the senior notes and the senior unsecured notes require the Company to comply with certain restrictive covenants, maintain minimum income and net worth levels and meet certain financial ratio tests during the terms of the debt. The most restrictive of these covenants is that the Company's consolidated funded debt (as defined in the debt agreements) may not exceed 50% of consolidated total capitalization (as defined). At August 3, 1996, the Company was in compliance with the required covenants.

Other long-term obligations represent an Industrial Revenue Bond with interest related to the prime rate and is payable through November 1997.

The book value of notes payable and long-term debt approximates fair value.

Aggregate maturities of long-term obligations excluding capital leases at August 3, 1996 are:

Fiscal Year
Ending                               (in thousands)
--------------------------------------------------------
1997                                     $10,180
1998                                      12,203
1999                                       2,143
2000                                       9,143
2001                                       9,143
Future years                              10,428
                                         -------
                                         $53,240
                                         =======

At August 3, 1996, the Company had available from its bank a $75.0 million credit facility. All borrowings under the credit facility bear interest at or below the prime lending rate depending on certain borrowing elections made

            -----------------------------------------------

by the Company. At August 3, 1996, direct borrowings aggregated $33.0 million, $21.5 million of letters of credit were issued and outstanding for merchandise purchases and $20.5 million was available under the facility. During October 1996, the Company's credit facility was increased by $15.0 million to $90.0 million with no changes in terms or fees. The weighted average interest rate on short-term borrowings during fiscal years 1996 and 1995 was 7.30% and 7.90%, respectively.


6.       BENEFIT PLANS:

The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Full-time employees who have attained twenty-one years of age and have completed one year of service can contribute up to fifteen percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company will match up to three percent of participants' eligible compensation. Additionally, the Company contributes a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $3,197,000, $2,971,000 and $2,687,000 for fiscal years 1996, 1995 and
1994, respectively. Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer pension plans, the costs of which are not material to the consolidated financial statements.

During 1992, the Company implemented an Associate Stock Purchase Plan. Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for fiscal years 1996, 1995 and 1994 were not material to the consolidated financial statements.


7.       SHAREHOLDERS' EQUITY:

During fiscal year 1993, the Company issued common shares to certain key employees pursuant to its 1992 Bonus Stock Plan (the "1992 Plan"). The 1992 Plan consists of a one time grant of restricted shares issued pursuant to a form of restricted stock agreement between the Company and the employee. As a result, the Company recorded the market value of the shares at the date of grant of $2,100,000 as deferred compensation expense. The agreements condition the vesting of the shares upon continued employment with the Company with such restriction expiring as to 20% of the shares on each of the five anniversary dates of the grant. Deferred compensation is charged to income on a straight-line basis over the period during which the restrictions lapse.

Also during fiscal year 1993, the Company adopted a Non-employee Director Stock Option Plan (the" Non-employee Director Plan") which provides for the issuance of options to purchase up to 50,000 common shares. Prior to March 30, 1995, one option to purchase 2,000 common shares was automatically granted to each non-employee director on the first New York Stock Exchange ("NYSE") trading day in each calendar year for five years beginning in fiscal year 1993. An amendment, effective March 30, 1995, increased the grant to one option to purchase 1,000 common shares on the first NYSE trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the optionholder's service as a director of the Company.

The Company adopted the 1991 Stock Option Plan which provides for the grant of options to purchase up to 1,800,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

On March 30, 1995, The Stock Options Committee ("the Committee") of the Board of Directors determined that the outstanding options which had been granted previously at exercise prices of $9.75 and higher would no longer provide sufficient incentives as a result of the decline in market price of the Company's common shares. Accordingly, the Committee authorized the "repricing" of the originally issued options by canceling the outstanding options and granting the same number of new options. The new options were priced at $8.06, which, in accordance with the formula in the stock option plan, was determined by

            -----------------------------------------------

averaging the low of $7.88 and the high of $8.25, the trading prices of the Company's common shares on March 30, 1995.

The following is a summary of stock option activity since July 31, 1993:

              Option Price       Out-      Exer-   Available
                  per share    standing   cisable  for grant

---------------------------------------------------------------

Balance At
July 31, 1993*  $9.75-$18.63    788,920   154,568    64,000
Granted*         13.69-15.31     63,500             (63,500)
Exercised           9.75        (15,500)
Canceled                        (42,350)             42,350
Increase
 available
 shares                                             300,000
---------------------------------------------------------------
Balance At
July 30, 1994    9.75-18.63     794,570   291,362   342,850
Granted*          7.31-8.13     589,200            (589,200)
Exercised         9.75           (2,000)
Canceled                        (40,250)             40,250
Increase
 available
 shares                                             600,000
----------------------------------------------------------------
Balance At
July 29, 1995     7.31-8.13   1,341,520   438,876   393,900
Granted          5.87-10.44     362,500            (362,500)
Exercised         8.06-8.13      (8,000)
Canceled                       (140,700)            140,700

----------------------------------------------------------------
Balance At
August 3, 1996  $8.06-$10.44  1,555,320   678,900   172,100
                              =========   =======   =======

* "Repriced" at $8.06 on March 30, 1995
----------------------------------------------------------------


On December 21, 1994, the Board of Directors authorized the purchase of up to $5,000,000 of the Company's common shares. As of July 29, 1995, the Company had acquired 148,900 shares at an average price of $8.27 per share for a total cost of $1,231,000. Pursuant to this plan, the Company acquired a total of 368,600 shares at an average price of $7.67 per share for a total of $2,829,000.


8.       COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.


9.       INCOME TAXES:

Income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes".


The provision for income taxes consists of the following:


                             1996       1995       1994
----------------------------------------------------------
                                     (in thousands)
Current:
  Federal                   $11,315    $5,272     $17,247
  State and local             2,588     1,014       4,042
                            -------    ------     -------
                             13,903     6,286      21,289
Deferred:
  Federal                       474     2,865       1,447
  State and local               172       522        (944)
                            -------    ------     -------
                                646     3,387         503
                            -------    ------     -------
Income tax expense          $14,549    $9,673     $21,792
                            =======    ======     =======
----------------------------------------------------------


The provision (benefit) for deferred income taxes includes the following amounts.

                                  1996    1995     1994
-----------------------------------------------------------
                                     (in thousands)
Type of temporary differences
  Basis differences
    in inventory                 $(279)   $70      $44
  Store closing reserve             21     45    1,334
  Depreciation                     526    394      301
  Amortization of excess
    net assets over cost           572    612      645
  Change in valuation
    allowance                       -      -    (1,588)
  Other                           (194) 2,266     (233)
                                  ---- ------   ------
                                  $646 $3,387     $503
                                  ==== ======   ======
-----------------------------------------------------------


A reconciliation of the expected income taxes based upon the statutory federal rate and the effective rate for the years ended August 3, 1996, July 29, 1995 and July 30, 1994 are as follows:

                                  1996      1995       1994
--------------------------------------------------------------
                                       (in thousands)
Income tax expense at
 federal statutory rate         $12,693    $8,222    $21,255
Targeted jobs credit                 -       (495)      (455)
State and local taxes, net        1,794     1,344      3,279
Change in valuation
  allowance                          -        -       (1,588)
Change in estimates                  -        508         -
Effect of tax law
  changes as applied to prior
  year                               -       -          (629)
Other                                62        94        (70)
                                -------    ------    -------

                                $14,549    $9,673    $21,792
                                =======    ======    =======
--------------------------------------------------------------

            -----------------------------------------------


The components of the net deferred tax asset as of August 3, 1996 and July 29, 1995 are:

                                            1996     1995
----------------------------------------------------------
                                          (in thousands)
Deferred Tax Assets:
  Basis differences in inventory          $7,237    $6,055
  Basis differences in fixed assets        2,467     1,440
  Accrued expenses                         1,616       810
  Other state and local taxes              1,652     1,401
  Excess net assets over cost of
    acquired business                        382     1,088
  Deferred compensation                      270       284
  Other                                    1,617       938
                                         -------    ------
                                          15,241    12,016

Deferred Tax Liabilities:
  Depreciation                            (7,322)   (6,098)
  Prepaid expenses                          (838)   (1,573)
  Other                                   (2,041)     (427)
                                         -------    ------
                                         (10,201)   (8,098)
                                         -------    ------
Total net                                 $5,040    $3,918
                                         =======    ======
----------------------------------------------------------


The net deferred tax assets are recorded on the Company's consolidated balance sheet as of August 3, 1996 and July 29, 1995 as follows:

                                            1996     1995
----------------------------------------------------------
                                          (in thousands)
Current deferred tax assets                $8,928   $6,844

Non-current deferred tax liability         (3,888)  (2,926)
                                           ------   ------

Net deferred tax assets                    $5,040   $3,918
                                           ======   ======
----------------------------------------------------------

            -----------------------------------------------

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                    -----------------------------------------------------
                                        (in thousands, except per share amounts)
FISCAL YEAR ENDED AUGUST 3, 1996
                                     1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
                                     10/28/95      2/3/96(1)      5/4/96        8/3/96
                                    (13 weeks)    (14 weeks)    (13 weeks)    (13 weeks)
                                     ----------------------------------------------------
Net Sales                            $ 217,790     $ 296,390     $ 207,620     $ 232,508
Cost of Sales                         (134,740)     (184,833)     (131,437)     (148,450)
                                     ---------     ---------     ---------     ---------
  Gross Profit                          83,050       111,557        76,183        84,058
Selling, general and
 administrative expenses               (83,376)      (89,523)      (79,434)      (84,764)
License fees and other
 operating income                        4,657         4,832         4,340         4,633
                                     ---------     ---------     ---------     ---------
  Operating profit                       4,331        26,866         1,089         3,927
Interest expense, net                     (446)         (204)           13          (691)
Amortization of excess
 net assets over cost                      348           347           348           347
Other income, (expense)                     40             3             4           (14)
                                     ---------     ---------     ---------     ---------
  Income before minority interest        4,273        27,012         1,454         3,569
Minority Interest                          (41)         --            --            --
                                     ---------     ---------     ---------     ---------
  Income before income taxes             4,232        27,012         1,454         3,569
Provision for income
  taxes                                 (1,730)      (10,841)         (556)       (1,422)
                                     ---------     ---------     ---------     ---------
  Net income                         $   2,502     $  16,171     $     898     $   2,147
                                     =========     =========     =========     =========
  Earnings per share                 $    0.08     $    0.51     $    0.03     $    0.07
                                     =========     =========     =========     =========

FISCAL YEAR ENDED JULY 29, 1995

                                      1st Qtr.      2nd Qtr.     3rd Qtr.      4th Qtr.
                                      10/29/94     1/28/95(1)     4/29/95       7/29/95
                                     (13 weeks)    (13 weeks)   (13 weeks)    (13 weeks)
                                     ----------------------------------------------------
Net Sales                            $ 201,254     $ 275,677     $ 183,375     $ 211,643
Cost of Sales                         (124,220)     (170,396)     (115,154)     (137,607)
                                     ---------     ---------     ---------     ---------
  Gross Profit                          77,034       105,281        68,221        74,036
Selling, general and
 administrative expenses               (72,732)      (82,781)      (77,261)      (84,226)
License fees and other
 operating income                        4,357         4,163         3,950         4,167
                                     ---------     ---------     ---------     ---------
  Operating profit                       8,659        26,663        (5,090)       (6,023)
Interest expense, net                     (402)         (231)         (679)         (609)
Amortization of excess
 net assets over cost                      378           377           348           348
Other income, (expense)                   --               3          --             (18)
                                     ---------     ---------     ---------     ---------
  Income before minority interest        8,635        26,812        (5,421)       (6,302)
Minority Interest                          (60)         (187)            4            11
                                     ---------     ---------     ---------     ---------
  Income before income taxes             8,575        26,625        (5,417)       (6,291)
(Provision) Benefit for
  income taxes                          (3,456)      (10,705)        2,225         2,263
                                     ---------     ---------     ---------     ---------
  Net income                         $   5,119     $  15,920     $  (3,192)    $  (4,028)
                                     =========     =========     =========     =========
  Earnings per share                 $    0.16     $    0.50     $   (0.10)    $   (0.13)
                                     =========     =========     =========     =========

(1) The results of operations for the quarters ended 2/3/96 and 1/28/95 include reductions of $4.4 million and $4.8 million, respectively, to cost of sales representing the annual book to physical adjustment for the physical inventory completed in the respective quarters.

            -----------------------------------------------

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                            1996              1995             1994
                                                           ------------------------------------------
                                                                         (in thousands)
Cash paid during the year for:
    Interest                                               $ 2,255           $ 2,409          $ 3,039
                                                           =======           =======          =======

    Income taxes                                           $ 8,972           $ 8,493          $20,287
                                                           =======           =======          =======

Supplemental schedule of non-cash investing and financing activities:

During 1996, the Company entered into lease agreements for rent at two new store locations that qualified for treatment as capital leases. Non-cash amounts of $3,906,000 were capitalized as part of property and equipment and long-term obligations in relation to these leases.

Liabilities of $5,992,000 were capitalized as property and equipment for real estate improvements and construction at new stores as of August 3, 1996.

                       VALUE CITY DEPARTMENT STORES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                            COLUMN B              COLUMN C              COLUMN D              COLUMN E
--------                            --------              --------              --------              --------
                                   Balance at             Charge to                                  Balance at
                                    Beginning             Costs and                                      End
Description                         Of Period             Expenses           Deductions (1)           Of Period
-----------                         ---------             --------           --------------           ---------

Allowance deducted
  from asset to which
  it applies:
     Allowance for
     doubtful accounts:

     Year ended
       July 30, 1994                 $1,122                  $377                  $507                  $992

     Year ended
       July 29, 1995                    992                   467                   986                   473

     Year ended
       August 3, 1996                   473                   294                   276                   491

     Valuation allowance
     against deferred taxes:

     Year ended
       July 30, 1994                  1,606                (1,606)  (2)               0                     0

     Year ended
       July 29, 1995                      0                     0                     0                     0

     Year ended
       August 3, 1996                     0                     0                     0                     0

(1) The deductions in Column D are amounts written off against the respective reserve.

(2) Represents the elimination of a valuation allowance for state and local taxes.


                       VALUE CITY DEPARTMENT STORES, INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS - Concluded
                             (dollars in thousands)

COLUMN A                            COLUMN B              COLUMN C              COLUMN D              COLUMN E
--------                            --------              --------              --------              --------
                                   Balance at             Charge to                                  Balance at
                                    Beginning             Costs and                                      End
Description                         Of Period             Expenses           Deductions (1)           Of Period
-----------                         ---------             --------           --------------           ---------

Reserves
     Store Closing
     Reserve:

     Year ended
       July 30, 1994                 $1,900                    $0                $1,900                    $0


     Year ended
       July 29, 1995                      0                   414                   299                   115

     Year ended
       August 3, 1996                   115                   (21)                   94                     0


(1) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS


Exhibit
                                                                                     Exhibit
Index
  No.                                     Description                                Page No.
  ---                                     -----------                                --------

    3.1  First Amended and Restated Articles                  Previously filed as Exhibit 3.2 to Registration
         of Incorporation of the Company.                     Statement on Form S-1 (file no. 33-40214)
                                                              filed April 29, 1991, and incorporated herein
                                                              by reference.

    3.2  Code of Regulations of the                           Previously filed as Exhibit 3.3 to Registration
         Company.                                             Statement on Form S-1 (file no. 33-40214)
                                                              filed April 29, 1991, and incorporated herein
                                                              by reference.

 10.1.1  Corporate Services Agreement, dated                  Previously filed on Exhibit 10.1.1 to Form
         October 12, 1994, between the Company                10-Q (file no. 1-10767) filed December 12,
         and Schottenstein Stores Corporation.                1994, and incorporated herein by reference.

 10.1.2  Corporate Services Agreement, dated                  Previously filed as Exhibit 10.1.2 to
         September 27, 1995 between                           Form 10-K (file no. 1-10767) filed
         the Company and SSC.                                 October 27, 1995, and incorporated
                                                              herein by reference.

 10.1.3  Corporate Services Agreement, dated
         October 1996 between the Company
         and SSC.

   10.2  License Agreement, dated June 5, 1991,               Previously filed as Exhibit 10.2 to
         between the Company and SSC                          Amendment No. 1 to Form S-1
         re Service Marks.                                    Registration Statement (file no. 33-40214)
                                                              filed June 6, 1991, and incorporated herein
                                                              by reference.

   10.3  License Agreement, dated July 1989,                  Previously filed as Exhibit 10.3 to
         between the Company, by assignment                   Form S-1 Registration Statement ( file no.
         from SSC, and Shonac Corporation                     33-40214) filed April 29, 1991, and
         re shoe departments.                                 incorporated herein by reference.

 10.3.1  Amendments dated November 9, 1993                    Previously filed as Exhibit 10.3.1 to
         to License Agreement dated in July                   Form 10-K  (file no. 1-10767) filed
         1989, between the Company and Shonac                 October 26, 1994, and incorporated
         Corporation re shoe departments.                     herein by reference.


 10.3.2  Amendment dated 1995, to                             Previously filed as Exhibit 10.3.2 to
         License Agreement dated in July 1989,                Form 10-Q (file no. 1-10767) filed
         between the Company and Shonac                       December 12, 1995, and incorporated
         Corporation re shoe departments.                     herein by reference.

 10.4    License Agreement, dated July 1, 1987,               Previously filed as Exhibit 10.4 to
         as amended, between the Company, by                  Form S-1 Registration Statement (file no
         assignment from SSC, and L.F. Widmann,               33-40214) filed April 29, 1991, and
         Inc. re health and beauty aids departments.          incorporated herein by reference.

 10.4.1  Amendment dated June 23, 1993 to                     Previously filed as Exhibit 10.4.1 to
         License Agreement, dated July 1, 1987,               Form 10-K (file no. 1-10767) filed
         as amended, between the Company, by                  October 26, 1993, and incorporated
         assignment from SSC, and L.F. Widmann,               herein by reference.
         Inc. re health and beauty aids departments.

 10.4.2  Amendment dated September 2, 1993 to                 Previously filed as Exhibit 10.3.1 to
         License Agreement dated July 1, 1987, as             Form 10-K (file no. 1-10767) filed
         amended, between the Company, by                     October 26, 1994, and incorporated
         assignment from SSC, and L.F. Widmann,               herein by reference.
         Inc. re health and beauty aids departments.

 10.4.3  Amendment dated December 5, 1995 to                  Previously filed as Exhibit 10.4.3 to
         License Agreement dated July 1, 1987, as             Form 10-Q (file no. 1-10767) filed
         as amended, between the Company by                   December 12, 1995, and incorporated
         assignment from SSC, and                             herein by reference.
         L.F. Widmann, Inc. re health and
         beauty aids department.

 10.4.4  Letter Agreement dated May 1, 1996,
         between the Company and L.F. Widmann,
         Inc. extending the license agreement dated
         July 1, 1987 to June 30, 1997.

 10.6    Employment Agreement, dated April 26,                Previously filed as Exhibit 10.6 to
         1991, between George Iacono and                      Form S-1 Registration Statement (file no.
         the Company.                                         33-40214) filed April 29, 1991, and
                                                              incorporated herein by reference.

 10.7    Form of Indemnification Agreement,                   Previously filed as Exhibit 10.7 to
         dated 1991, between the Company                      Amendment No. 1 to Form S-1
         and its directors and executive officers.            Registration Statement (file no. 33-40214)
                                                              filed June 6, 1991, and incorporated herein
                                                              by reference.


   10.8  Form of Company's 1991 Stock                         Previously filed as Exhibit 10.8 to
         Option Plan.                                         Amendment No. 1 to Form S-1
                                                              Registration Statement (file no. 33-40214)
                                                              filed June 6, 1991, and incorporated herein
                                                              by reference.

   10.9  Master Store Lease, dated April 25, 1991,            Previously filed as Exhibit 10.9 to
         between the Company, as lessee, and SSC,             Form S-1 Registration Statement (file no.
         as lessor, re fourteen stores.                       33-40214) filed April 29, 1991, and
                                                              incorporated herein by reference.

 10.9.1  First Amendment to Master Store Lease,               Previously filed as Exhibit 10.9.1 to
         dated February 1991, between the                     Form S-1 Registration Statement (file no.
         Company, as lessee, and SSC,                         33-47252) filed April 16, 1992, and
         as lessor, re fourteen stores.                       incorporated herein by reference.

 10.9.2  Lease Modification Agreement to Master               Previously filed as Exhibit 10.9.2 to
         Store Lease, dated June 5, 1995, between             Form 10-K (file no. 1-10767) filed
         the Company, as lessee, and SSC,                     October 27, 1995, and incorporated
         as lessor, re Beckley, West Virginia.                herein by reference.

 10.9.3  Exercise of the first five-year renewal              Previously filed as Exhibi 10.9.3 to
         option commencing August 1, 1996                     Form 10-Q (file no. 1-10767) filed
         under Master Store Lease, dated                      March 19, 1996, and incorporated
         June 5, 1995, as amended, between                    herein by reference.
         the Company, as lessee, and SSC, as
         lessor, re fourteen stores.

  10.10  Master Warehouse Lease, dated April 25,              Previously filed as Exhibit 10.10 to
         1991, between the Company, as lessee,                Form S-1 Registration Statement (file no.
         and SSC, as lessor, re three warehouses,             33-40214) filed April 29, 1991, and
         office, and shop locations.                          incorporated herein by reference.

10.10.1  First Amendment to Master Warehouse                  Previously filed as Exhibit 10.10.1 to
         Lease, dated February 1992, between the              Form S-1 Registration Statement (file no.
         Company, as lessee, and SSC, as lessor, re           33-47252) filed April 16, 1992, and
         three warehouse, office, and shop.                   incorporated herein by reference.
         locations.

10.10.2  Second Amendment to Master Warehouse                 Previously filed as Exhibit 10.10.2 to
         Lease, dated June 1993, between the                  Form 10-K (file no.1-10767) filed
         Company, as lessee, and SSC, as lessor, re           October 26, 1993, and incorporated
         three warehouse, office, and shop                    herein by reference.
         locations.


10.10.3  Exercise of the first five-year renewal              Previously filed as Exhibit 10.10.3 to
         option commencing August 1, 1996                     Form 10-Q (filed no. 1-10767) filed
         under Master Store Lease, dated                      March 19, 1996, and incorporated
         April 25, 1991, as amended, between                  herein by reference.
         the Company, as lessee and SSC, as
         lessor, re three warehouse
         locations.

  10.11  Master Sublease, dated April 25, 1991,               Previously filed as Exhibit 10.11 to
         between the Company, as sublessee, and               Form S-1 Registration Statement (file no.
         SSC, as sublessor, re three stores.                  33-40214) filed April 29, 1991, and
                                                              incorporated herein by reference.

  10.12  Sublease, dated April 25, 1991, between              Previously filed as Exhibit 10.12 to
         the Company, as sublessor, and SSC, as               Form S-1 Registration Statement (file no.
         sublessee, re one warehouse, with                    33-40214) filed April 29, 1991 and
         underlying Lease, dated July 15, 1981,               incorporated herein by reference.
         between SSC, as lessee, and J.A.L. Realty
         Co., an affiliate of SSC, as lessor.

10.12.1  Exercise of five-year renewal option                 Previously filed as Exhibit 10.12.1 to
         commencing July 16, 1996 under                       Form 10-Q (file no. 1-10767) filed
         Sublease, dated April 25, 1991 between               March 19, 1996, and incorporated
         the Company, as sublessee, and SSC, as               herein by reference.
         sublessor, re 3681 Westerville
         Road warehouse.

  10.13  Lease, dated July 7, 1987, between the               Previously filed as Exhibit 10.13 to
         Company, by assignment from SSC, as                  Amendment No. 1 to Form S-1
         lessee, and Schottenstein Trustees, an               Registration Statement (file no.
         affiliate of SSC, as lessor, re one store.           33-40214) filed June 6, 1991, and
                                                              incorporated herein by reference.

10.14.1  Lease, dated June 28, 1989, between                  Previously filed as Exhibit 10.14.1 to
         the Company, by assignment from SSC,                 Form S-1 Registration Statement (file no.
         as lessor, re one warehouse.                         33-40214) filed April 29, 1991, and
                                                              incorporated herein by reference.

10.14.2  Lease, dated October 27, 1989, between               Previously filed as Exhibit 10.14.2 to
         the Company, by assignment from SSC,                 Form S-1 Registration Statement (file no.
         as lessee, and Southeast Industrial                  33-40214) filed April 29, 1991, and
         Park Realty Company, an affiliate of                 incorporated herein by reference.
         SSC, as lessor, re one warehouse.


10.14.3  Lease, dated March 7, 1989, between                  Previously filed as Exhibit 10.14.3 to
         the Company, by assignment from SSC,                 Form S-1 Registration Statement (file no.
         as lessee, and Southeast Industrial Park             33-40214) filed April 29, 1991, and
         Realty Company, an affiliate of SSC,                 incorporated herein by reference.
         as lessor, re one warehouse.

10.15.1  Sublease, dated April 25, 1991, between              Previously filed as Exhibit 10.15.1 to
         the Company, as sublessor, and SSC, as               Form S-1 Registration Statement (file no.
         sublessee, re Baltimore, MD (Eastpoint)              33-40214) filed April 29, 1991, and
         furniture store location.                            incorporated herein by reference.

10.15.2  Sublease, dated April 25, 1991, between              Previously filed as Exhibit 10.15.2 to
         the Company, as sublessor, and SSC, as               Form S-1 Registration Statement (file no.
         sublessee, re Baltimore, MD (Westview)               33-40214) filed April 29, 1991, and
         furniture store location.                            incorporated herein by reference.

10.15.3  Sublease, dated April 25, 1991, between              Previously filed as Exhibit 10.15.3 to
         the Company, as sublessor, and SSC, as               Form S-1 Registration Statement (file no.
         sublessee, re Lansing, MI furniture                  33-40214) filed April 29, 1991, and
         store location.                                      incorporated herein by reference.

10.15.4  Sublease, dated April 25, 1991, between              Previously filed as Exhibit 10.15.4 to
         the Company, as sublessor, and SSC, as               Form S-1 Registration Statement (file no.
         sublessee, re Louisville, KY (Preston                33-40214) filed April 29, 1991, and
         Highway) furniture store location.                   incorporated herein by reference.

  10.16  Form of Assignment and Assumption                    Previously filed as Exhibit 10.16 to
         Agreement between the Company, as                    Form S-1 Registration Statement (file no.
         assignee, and SSC, as assignor, re                   33-40214) filed April 29, 1991, and
         separate assignments of leases                       incorporated herein by reference.
         for 31 stores.

  10.17  Form of Restricted Stock Agreement,                  Previously filed as Exhibit 10.17 to
         dated 1991, among SSC, the                           Amendment No. 1 to Form S-1
         Company and certain officers.                        Registration Statement (file no. 33-40214)
                                                              filed June 6, 1991, and incorporated herein
                                                              by reference.

  10.18  License Agreements, dated April 13,                  Previously filed as Exhibit 10.18 to
         1984, as amended, between the Company,               Form S-1 Registration Statement (file no.
         by assignment from SSC, and the Valley               33-40214) filed April 29, 1991, and
         Fair Corporation for licensed apparel                incorporated herein by reference.
         departments operated by the Company.


  10.19  Lease Agreement, dated as of July 1,                 Previously filed as Exhibit 10.19 to
         1988, between SSC as sublessor and the               Form 10-K (file no.1-10767) filed
         Company as sublessee, by assignment                  October 24, 1991, and incorporated
         dated April 25, 1991, re Benwood, W.Va.              herein by reference.
         store location.

  10.20  Lease, dated July 2, 1991, between the               Previously filed as Exhibit 10.20 to
         Company as lessee and Allied Company/                Form 10-K (file no.1-10767) filed
         Saul Schottenstein Realty Company                    October 24, 1991, and incorporated
         as lessor re Springfield, Ohio store.                herein by reference.

10.20.1  Exercise of the first five-year renewal              Previously filed as Exhibit 10.20.1 to
         option commencing November 1, 1996                   Form 10-Q (file no. 1-10767) filed
         under Lease dated July 2, 1991                       March 19, 1996, and incorporated
         between the Company, as lessee, and                  herein by reference.
         Allied Company/Saul Schottenstein
         Realty Company, as lessor,  re
         Springfield, Ohio store.

  10.27  Form of Restricted Stock Agreement,                  Previously filed as Exhibit 10.27 to
         dated 1992, between the Company                      Amendment No. 1 to Form S-1 Registration
         and certain employees                                Statement (file no. 33-47252) filed April 27,
                                                              1992, and incorporated herein by reference.

  10.28  The Company's Non-employee Director                  Previously filed as Exhibit 10.28 to
         Stock Option Plan                                    Form 10-K (file no.1-10767) filed
                                                              October 22, 1992, and incorporated
                                                              herein by reference.

  10.29  Lease, dated September 1, 1992, between              Previously filed as Exhibit 10.29 to
         the Company, as lessee, and SSC, as                  Form 10-K (file no.1-10767) filed
         lessor, re South Bend, IN store.                     October 22, 1992, and incorporated
                                                              herein by reference.

  10.30  Lease, dated January 27, 1992, between               Previously filed as Exhibit 10.30 to
         the Company, as lessee, and J.A.L. Realty            Form 10-K (file no.1-10767) filed
         Company, as lessor, as amended on July               October 22, 1992, and incorporated
         29, 1992, re 3080 Alum Creek warehouse.              herein by reference.

10.30.1  Exercise of the first five-year renewal              Previously filed as Exhibit 10.30.1 to
         option commencing February 1, 1997                   Form 10-Q (file no. 1-10767) filed
         under lease, dated January 27, 1992,                 March 19, 1996, and incorporated
         as amended, between the Company, as                  herein by reference.
         lessee, and J.A.L. Realty Company, as
         lessor, re 3080 Alum Creek warehouse.


  10.31  Lease, dated July 29, 1992, between the              Previously filed as Exhibit 10.31 to
         Company, as lessee, and J.A.L. Realty                Form 10-K (file no.1-10767) filed
         Company, as lessor, re 3232 Alum Creek               October 22, 1992, and incorporated
         warehouse.                                           herein by reference.

  10.32  License Agreements, dated as of June 1,              Previously filed as Exhibit 10.32 to
         1992, between the Company, as licensee,              Form 10-K (file no.1-10767) filed
         and Valley Fair, as licensor, re Linen               October 22, 1992, and incorporated
         Depts.                                               herein by reference.

10.32.1  Letter Agreement, dated December 18,                 Previously filed as Exhibit 10.32.1 to
         1995, extending License Agreements,                  Form 10-Q (file no. 1-10767) filed
         dated as of June 1, 1992 and as of                   March 19, 1996, and incorporated
         January 12, 1994, between the Company,               herein by reference.
         as licensee, and Valley Fair Corporation,
         as licensor, re Apparel and Linen
         Departments and Housewares
         Departments, respectively.

  10.33  Lease, dated October 26, 1993 between                Previously filed as Exhibit 10.33 to
         the Company, as lessee, and J.A.L. Realty            Form 10-Q (file no. 1-10767) filed
         Company, as lessor. re 2560 Valuway,                 March 14, 1994, and incorporated
         Columbus, OH 43224.                                  herein by reference.

10.33.1  Lease Modification Agreement dated                   Previously filed as Exhibit 10.33.1
         to June 16, 1995 to Lease, dated October             Form 10-K (file no.1-10767) filed
         26, 1993, between the Company, as                    October 27, 1995, and incorporated
         lessee, and J.A.L. Realty Company,                   herein by reference.
         as lessor, re 2560 Valuway, Columbus,
         Ohio 43224.

  10.34  License Agreement dated as of January                Previously filed as Exhibit 10.34 to
         12, 1994 between the Company, as                     Form 10-K (file no. 1-10767) filed
         licensee, and  Valley Fair Corporation,              October 26, 1994, and incorporated
         as licensor, re Housewares Depts.                    herein by reference.

  10.35  Ground lease, dated April 15, 1994,                  Previously filed as Exhibit 10.35 to
         between the Company, as lessee, and                  Form 10-K (file no 1-10767) filed
         J.A.L. Realty Company, as lessor, re                 October 26, 1994, and incorporated
         19 acres.                                            herein by reference.

  10.36  Agreement of Lease dated September 1,                Previously filed as Exhibit 10.36 to Form 10-Q
         1994, between Company, as tenant, and                (file no. 1-10767) filed December 12, 1994,
         Jubilee Limited Partnership, as landlord,            and incorporated herein by reference.
         re Carol Stream, IL store.


  10.37  Agreement of Lease, dated March 1, 1994,             Previously filed as Exhibit 10.37 to Form 10-Q
         between the Company, as tenant, and                  (file no. 1-10767) filed December 12, 1994,
         Jubilee Limited Partnership, as landlord,            and incorporated herein by reference.
         re Hobart, IN store.

  10.38  Agreement of Lease, date February 10,                Previously filed as Exhibit 10.38 to Form 10-Q
         1995, between the Company, as tenant,                (file no. 1-10767) filed March 14, 1995 and
         and Jubilee Limited Partnership, as                  incorporated herein by reference.
         landlord, re Gurnee Mills, IL store.

  10.39  Agreement of Lease, dated January 13,                Previously filed as Exhibit 10.39 to Form 10-Q
         1995, between the Company, as tenant,                (file no. 1-10767) filed March 14, 1995 and
         and Westland Partners, as landlord, re               incorporated herein by reference.
         Westland, MI store

  10.40  Agreement of Lease, dated January 31,                Previously filed as Exhibit 10.40 to Form 10-Q
         1995, between the Company, as tenant,                (file no. 1-10767) filed March 14, 1995 and
         and Taylor Partners, as landlord, re                 incorporated herein by reference.
         Taylor, MI store.

  10.41  Sublease, dated December 28, 1994,                   Previously filed as Exhibit 10.41 to Form 10-Q
         between the Company, as subtenant, and               (file no. 1-10767) filed March 14, 1995 and
         Shonac Corporation, as sublandlord, re               incorporated herein by reference.
         Alum Creek Drive warehouse space.

  10.42  Employment Agreement, dated                          Previously filed as Exhibit 10.42 to
         September 11, 1995, between the                      Form 10-K (file no. 1-10767) filed
         Company and Donald R. Andrus.                        October 27, 1995, and incorporated
                                                              herein by reference.

  10.43  Analysis sheet for Lease re Ft. Wayne,               Previously filed as Exhibit 10.43 to
         Indiana acquired by SSC pursuant to                  Form 10-K (file no. 1-10767) filed
         Assignment and Assumption Agreement                  October 27, 1995, and incorporated
         dated July 21, 1995.                                 herein by reference.

  10.44  Merchandise Royalty Agreement, dated                 Previously filed as Exhibit 10.44  to
         July 15, 1995, between American Eagle                Form 10-Q (file no. 1-10767) filed
         Outfitters, Inc., and the Company                    December 12, 1995, and incorporated
         re American Eagle merchandise sold                   herein by reference.
         to Value City Department Stores, Inc.



  10.45  Agreement of Lease, dated April 10, 1995,            Previously filed as Exhibit 10.45  to
         between the Company as tenant, and                   Form 10-Q (file no. 1-10767) filed
         Independence Limited Liability Company,              December 12, 1995, and incorporated
         as landlord, re Charlotte, North Carolina            herein by reference.
         Store.

  10.46  Sublease and Occupancy Agreement,                    Previously filed as Exhibit 10.46 to
         dated December 15, 1995, between the                 Form 10-Q (file no. 1-10767) filed
         Company, SSC and SSC dba Value City                  March 19, 1996, and incorporated
         Furniture, re Louisville, Kentucky                   herein by reference.
         (Preston Highway) store.

  10.47  Agreement of Lease, dated March 13,                  Previously filed as Exhibit 10.47 to
         1996, between the Company as tenant,                 Form 10-Q (file no. 1-10767) filed
         and Jubilee Limited Partnership, as                  March 19, 1996, and incorporated
         landlord, re Saginaw, Michigan                       herein by reference.
         store.

  10.48  Asset Purchase Agreement, dated as of                Previously filed as Exhibit 10.48 to
         April 24, 1996, between the Company,                 Form 10-Q (file no. 1-10767) filed
         as buyer and Steinbach Stores, Inc., a               June 18, 1996 and incorporated
         subsidiary of SSC, as seller, re the                 herein by reference.
         Seaview, Shore Mall, Paramus and
         Manalapan, NJ Stores.

  10.49  Agreement of lease, dated 1996
         between the Company, as tenant,
         and SSC, as landlord, re the Melrose
         Park, IL store.

  10.50  Agreement of Lease, dated October 4,
         1996, between the Company, as tenant,
         and Hickory Ridge Pavilion, Ltd., as
         landlord, re the Memphis, TN store.

     11  Statement Regarding Computation of
         Net Income Per Share.

     21  List of  Subsidiaries

     23  Consent of Independent Accountants

     27  Financial Data Schedule
