Form 10-Q
period 1996-11-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 1996-12-13
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 2, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                           Commission file number 1-10767
                                                  -------



                       VALUE CITY DEPARTMENT STORES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                   31-1322832
----------------------------------       --------------------------------------
  (State or other jurisdiction of          (I.R.S Employer Identification No.)
   incorporation or organization)


        3241 Westerville Road, Columbus, Ohio 43224            43224
-------------------------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code (614) 471-4722
                                                        --------------


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
            Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at November 18, 1996
------------------------------------      ------------------------------------
 Common Stock, Without Par Value                   31,717,145 Shares

                      VALUE CITY DEPARTMENT STORES, INC.
                              TABLE OF CONTENTS
================================================================================

                                                                                               Page No.
                                                                                               --------

Part I. Financial Information (unaudited)

        Item 1.  Financial Statements
                    Consolidated Balance Sheets
                          November 2, 1996 and August 3, 1996                                     3

                    Consolidated Statements of Income
                          Three months ended November 2, 1996
                          and October 28, 1995                                                    4

                    Consolidated Statements of Cash Flows
                          Three months ended November 2, 1996
                          and October 28, 1995                                                    5

                    Notes to the Consolidated Financial Statements                                6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              7

Part II. Other Information
        Item 1.  Legal Proceedings                                                               N/A

        Item 2.  Changes in Securities                                                           N/A

        Item 3.  Defaults Upon Senior Securities                                                 N/A

        Item 4.  Submission of Matters to a Vote of Security Holders                             10

        Item 5.  Other Information                                                               N/A

        Signature                                                                                11

        Item 6.  Exhibits and Reports on Form 8-K

                 Part A:  Exhibit 11  Statements regarding computation of Per Share Earnings     12

                          Exhibit 27  Financial Data Schedule for First Quarter Form 10-Q        13

                 Part B:  Reports on Form 8-K                                                    N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1 - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)

===============================================================================

                                                                 November 2,   August 3,
                                                                   1996           1996
                                                                -----------   -----------

               ASSETS

Current assets:
     Cash and equivalents                                        $  16,242    $  10,484
     Accounts receivable, net                                        6,421        4,525
     Receivables from affiliates                                       848          769
     Inventories                                                   304,589      261,370
     Prepaids and other                                              6,805        8,569
     Deferred income taxes                                          10,753        8,928
                                                                 ---------    ---------
          Total current assets                                     345,658      294,645

Property and equipment, at cost:
     Furniture, fixtures and equipment                             135,282      129,081
     Leasehold improvements                                         85,991       78,217
     Land and building                                               5,125        4,100
     Capital leases                                                  6,276        8,973
                                                                 ---------    ---------
                                                                   232,674      220,371
     Accumulated depreciation and amortization                     (90,437)     (87,610)
                                                                 ---------    ---------
     Property and equipment, net                                   142,237      132,761

Notes receivable, non-current                                        2,587        2,613
Other assets                                                        10,007        6,991
                                                                 ---------    ---------
     Total assets                                                $ 500,489    $ 437,010
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $  82,810    $  70,711
     Accounts payable to affiliates                                 10,148        7,402
     Demand notes payable                                           34,200         --
     Accrued expenses:
        Compensation                                                 5,822        9,056
        Taxes                                                       17,025       12,216
        Other                                                       24,555       23,587
     Current maturities of long-term obligations                    10,250       10,836
                                                                 ---------    ---------
          Total current liabilities                                184,810      133,808

Long-term obligations, net of current maturities                    53,636       46,942
Deferred income taxes                                                3,959        3,888
Excess net assets over cost of acquired business                       579          927

Shareholders' equity:
     Common shares, without par value; 80,000,000 authorized;
          issued, including Treasury Shares, 32,084,345
          shares and 32,058,745 shares, respectively               109,656      109,450
     Contributed capital                                             9,735        9,688
     Retained earnings                                             141,206      135,504
     Less deferred compensation expense, net                          (263)        (368)
     Treasury shares at cost, 368,600 shares                        (2,829)      (2,829)
                                                                 ---------    ---------
          Total shareholders' equity                               257,505      251,445
                                                                 ---------    ---------
          Total liabilities and shareholders' equity             $ 500,489    $ 437,010
                                                                 =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)
================================================================================

                                                             Three months ended
                                                         --------------------------
                                                          November 2,   October 28,
                                                             1996          1995
                                                         ------------  ------------

Net sales, excluding sales of licensed
     departments                                           $ 266,076    $ 217,790
Cost of sales                                               (167,619)    (134,740)
                                                           ---------    ---------
     Gross profit                                             98,457       83,050

Selling, general and administrative expenses                 (93,591)     (83,376)
License fees from affiliates, and other operating income       5,301        4,657
                                                           ---------    ---------
     Operating profit                                         10,167        4,331

Interest expense, net                                         (1,194)        (446)
Amortization of excess net assets over cost                      348          348
Other income, net                                                153           40
                                                           ---------    ---------
     Income before income taxes and
          minority interest                                    9,474        4,273
Minority interest in partnerships                               --            (41)
                                                           ---------    ---------
     Income before income taxes                                9,474        4,232

Provision for income taxes                                    (3,772)      (1,730)
                                                           ---------    ---------
Net income                                                 $   5,702    $   2,502
                                                           =========    =========



Earnings per share                                         $    0.18    $    0.08
                                                           =========    =========


The accompanying notes are an integral part of the consolidated financial statements.
                                                                          page 4

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

===============================================================================

                                                                THREE MONTHS ENDED
                                                          ----------------------------
                                                             NOVEMBER 2,   OCTOBER 28,
                                                               1996           1995
                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $  5,702    $  2,502
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
          Depreciation and amortization                           7,183       5,705
          Amortization of excess net assets over cost              (348)       (347)
          Deferred income taxes                                  (1,754)     (2,594)
          Minority interest in partnerships                        --            41
          Gain on disposal of property and equipment               (153)        (40)
          Change in working capital, assets and liabilities:
               Receivables                                       (1,975)       (415)
               Inventories                                      (43,219)    (33,876)
               Prepaids and other                                   (20)      3,589
               Accounts payable                                  14,845      31,888
               Accrued expenses                                   6,503        (163)
                                                               --------    --------
Net cash (used in) provided by operating activities             (13,236)      6,290
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                       (18,918)     (9,862)
     Proceeds from sale of property and equipment                    20          43
     Other assets                                                (3,133)        306
     Notes receivable, non-current                                   26        --
                                                               --------    --------
Net cash used in investing activities                           (22,005)     (9,513)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings under demand note facility                   51,000       8,000
     Principal payments of long-term obligations                (10,207)    (10,189)
     Net proceeds from issuance of common shares                    206        --
     Purchase of  treasury shares                                  --        (1,598)
     Distributions to partners in minority partnerships, net       --        (1,328)
                                                               --------    --------
Net cash provided by (used in) financing activities              40,999      (5,115)
                                                               --------    --------

Net increase (decrease) in cash and equivalents                   5,758      (8,338)
Cash and equivalents, beginning of period                        10,484      17,374
                                                               --------    --------
Cash and equivalents, end of period                            $ 16,242    $  9,036
                                                               ========    ========









The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 2, 1996 AND OCTOBER 28, 1995
                                   (unaudited)

 ==============================================================================

 1.   BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line off-price department stores, principally under the name "Value City."

        The consolidated financial statements as of and for the periods ended November 2, 1996 and October 28, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

        To facilitate comparisons with the current year, certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

 2. INCOME TAXES

        Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date.

 3. MINORITY INTEREST IN PARTNERSHIPS

        During the quarter ended October 28, 1995, the Company bought the 25% minority interest in two partnership stores for approximately $1,328,000 representing the net book value of the minority interest in those partnerships.

 4. NOTES PAYABLE AND SENIOR UNSECURED NOTES

        The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At November 2, 1996, the prime rate was 8.25%, borrowings aggregated $84.0 million, $7.6 million of letters of credit were issued and outstanding for merchandise purchases and $8.4 million was available under the facility. During the second quarter, the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay a portion of demand notes payable. Accordingly, approximately $50.0 million and $33.0 million of demand notes are classified as long-term obligations at November 2, 1996 and August 3, 1996, respectively. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average rate of 7.22% per annum.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

==============================================================================

THREE MONTHS ENDED NOVEMBER 2, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 1995

        Net sales increased from $217.8 million to $266.1 million, an increase of $48.3 million or 22.2%. New stores contributed an increase in sales of $19.2 million and stores opened during the prior year contributed $19.1 million. Comparable store sales increased $5.1 million or 2.3%. The remaining increase in sales of $4.9 million is the result of the current quarter beginning and ending one week later than last year's quarter due to the effect of conforming to the National Retail Federation's suggested retail calender. In determining comparable store sales growth, only stores open for like 13-week periods are included.

        Gross profit increased from $83.0 million to $98.5 million, an increase of $15.5 million, or 18.6%. Expressed as a percentage of sales, gross profit decreased from 38.1% to 37.0%, due primarily to higher markdowns.

        Selling, general and administrative expenses ("SG&A") increased $10.2 million, or 12.3% from $83.4 million to $93.6 million, but decreased as a percentage of sales from 38.3% to 35.2%. New stores contributed an increase in expenses of $5.1 million, and stores opened during the prior fiscal year contributed $6.5 million. All other expenses as a group decreased by $1.4 million. New store SG&A, as a percentage of sales, is slightly higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. This increase in SG&A percentage was more than offset by the savings achieved in comparable store SG&A, primarily in the areas of selling payroll and advertising expenses, and by the leveraging effect of increased sales volume on administrative, warehousing and distribution costs.

        Based upon its experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twelve stores opened less than twelve months had a pre-tax operating profit of $0.4 million for the current three month period, including $1.7 million of pre-opening amortization expense. This is primarily attributable to the high grand opening sales volumes for six stores opened in the current quarter. For the three month period ending
        October 28, 1995, seven stores opened less than 12 months had pre-tax operating losses of $1.5 million, including $1.1 million of pre-opening amortization expense. These stores have not yet completed a full second year of operations however based on their results from operations, for fiscal 1996 and the first quarter, it is expected that they will contribute to net income in fiscal 1997.

        License fees from affiliates and other operating income increased from $4.7 million to $5.3 million, an increase of $0.6 million or 13.8%, but decreased as a percentage of sales from 2.1% to 2.0%.

        Operating profit increased from $4.3 million to $10.2 million, an increase of approximately $5.9 million or 134.7%, and increased as a percentage of sales from 2.0% to 3.8% as a result of the above factors.

        Interest expense, net of interest income, increased from $0.4 million to $1.2 million due primarily to increased short-term borrowings.

        Other operating income increased from $40,000 to $153,000, due primarily to a non cash gain on termination of a capital lease for transportation equipment.

        Income before income taxes increased from $4.2 million to $9.5 million, an increase of $5.3 million or 123.9%, and increased as a percentage of sales from 1.9% to 3.6%.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

        Net working capital was $160.8 million at both November 2, 1996 and August 3, 1996. Current ratios at those dates were 1.87 and 2.20, respectively.

        Net cash used in operating activities totaled $13.2 million for the three months ended November 2, 1996 while the three months ended October 28, 1995 provided $6.3 million. Net income, adjusted for depreciation and amortization, provided $12.9 million of operating cash flow for the three months ended November 2, 1996. This was offset by $28.4 million representing an increase in inventories net of an increase in accounts payable of $14.8 million. For the three months ended October 28, 1995, net income, adjusted for depreciation and amortization, provided $8.2 million of operating cash flow which was partially offset by a $1.9 million increase in inventories net of an increase in accounts payable of $32.0 million.

        Net cash used in investing activities totaled $22.0 million for the 1996 period and $9.5 million for the 1995 period. Capital expenditures for new stores aggregated $15.6 million, including $1.0 million for the purchase of land associated with a Spring 1997 store opening. Other capital expenditures during the quarter include $2.4 million for capital improvements in existing stores, $0.1 for energy management systems, $0.4 million for renovations in existing warehouses, $0.1 million for transportation equipment, and $0.3 million for M.I.S. equipment upgrades. Other investing activities include cash outlays of $3.1 million primarily for new store lease acquisition costs.

        Capital expenditures for the balance of the fiscal year are estimated at $34.0 million which includes expenditures for four new store openings.

        The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At November 2, 1996, the prime rate was 8.25%, borrowings aggregated $84.0 million, $7.6 million of letters of credit were issued and outstanding for merchandise purchases and $8.4 million was available under the facility. During the second quarter, the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay a portion of the demand notes payable. Accordingly, approximately $50.0 million and $33.0 million of demand notes are classified as long-term obligations at November 2, 1996 and August 3, 1996, respectively. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average rate of 7.22% per annum. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility and other sources of financing will be sufficient to meet its future obligations including capital expenditures.


SEASONALITY

        The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

===============================================================================


INCOME TAXES

        Income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes". The effective tax rate for the three months ended November 2, 1996 was 39.8%, which represents a decrease of 0.3% from the year ended August 3, 1996 for anticipated credits from the new Work Opportunity Tax Credit program. The effective tax rate for the three months ended October 28, 1995 was 40.9% which represented a decrease of 0.3% from the year ended July 29, 1995.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained herein or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, availability of suitable store locations at appropriate terms and ability to hire and train associates.

                           PART II - OTHER INFORMATION

           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       VALUE CITY DEPARTMENT STORES, INC.

===============================================================================

A. The Company held its 1996 Annual Meeting of Shareholders on December 3, 1996. Holders of 30,276,581 Common Shares of the Company were present representing 95% of the Company's 31,715,745 Common Shares issued and outstanding and entitled to vote at the meeting.

B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

      Name Votes                      Votes For         Withheld

      Jon P. Diamond                  30,036,054               240,527
      Richard Gurian                  30,044,354               232,227
      George A. Iacono                30,036,100               240,481
      Dr. Norman Lamm                 30,044,154               232,427
      Geraldine Schottenstein         30,036,000               240,581
      Jay L. Schottenstein            30,036,190               240,391
      Saul Schottenstein              30,036,200               240,381
      Robert L. Shook                 30,044,454               232,127
      Robert M. Wysinski              30,035,900               240,681

C. In addition to the election of directors described above, the proposal to approve amendments to the Company's 1991 Stock Option Plan passed with 26,362,412 shares voting in favor, 3,725,406 shares voting against and 188,763 shares abstaining.

      The proposal to approve amendments to the Company's Non-employee Director Stock Option Plan passed with 29,045,069 shares voting in favor, 1,044,389 shares voting against and 187,123 shares abstaining.

D.    Not applicable.

                                    SIGNATURE
                        --------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VALUE CITY DEPARTMENT STORES, INC.
                                              (Registrant)


                                   By  /s/ Robert M. Wysinski
                                      --------------------------------
                                     Robert M. Wysinski, Senior Vice President,
                                     Chief Financial Officer, Treasurer
                                     and Secretary*

Date:     December 13, 1996
--------------------------------------

-------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.