Form 10-Q
period 1997-02-01
VALUE CITY DEPARTMENT STORES INC /OH
filed 1997-03-17
CIK 874444

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 1, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number  1-10767
                                                 -------

                       VALUE CITY DEPARTMENT STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                                31-1322832
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           3241 Westerville Road, Columbus, Ohio             43224
--------------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code   (614) 471-4722
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

                                    Yes    X         No
                                          ---       ----

                      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at February 28, 1997
-------------------------------             ------------------------------------
Common Stock, Without Par Value                       31,739,945 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                               TABLE OF CONTENTS

===================================================================================================================

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION (UNAUDITED)
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           February 1, 1997 and August 3, 1996                                                3

                     Consolidated Statements of Income
                           Three months and six months ended February 1, 1997
                           and February 3, 1996                                                               4

                     Consolidated Statements of Cash Flows
                           Six months ended February 1, 1997
                           and February 3, 1996                                                               5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         7


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          11

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 11     Statements Regarding Computation of Per Share Earnings           12

                             Exhibit 27     Financial Data Schedule for Second Quarter Form 10-Q             14

                  Part B:    Reports on Form 8-K                                                             N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                        PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

=================================================================================================

                                                                  FEBRUARY 1,           AUGUST 3,
                                                                      1997                 1996
                                                                  -----------           ---------
         ASSETS

Current assets:
   Cash and equivalents                                             $ 31,116             $ 10,484
   Accounts receivable, net                                            5,230                4,525
   Receivables from affiliates                                         1,027                  769
   Inventories                                                       239,877              261,370
   Prepaids and other                                                  6,042                8,569
   Deferred income taxes                                               9,934                8,928
                                                                    --------             --------
       Total current assets                                          293,226              294,645

Property and equipment, at cost:
   Furniture, fixtures and equipment                                 139,054              129,081
   Leasehold improvements                                             89,910               78,217
   Land and building                                                   5,125                4,100
   Capital leases                                                     15,288                8,973
                                                                    --------             --------
                                                                     249,377              220,371
   Accumulated depreciation and amortization                         (95,796)             (87,610)
                                                                    --------             --------
       Property and equipment, net                                   153,581              132,761

Notes receivable, non-current                                          2,510                2,613
Other assets                                                           7,532                6,991
                                                                    --------             --------
       Total assets                                                 $456,849             $437,010
                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 60,108             $ 70,711
   Accounts payable to affiliates                                      8,063                7,402
   Accrued expenses
       Compensation                                                    4,953                9,056
       Taxes                                                          12,584               12,216
       Other                                                          24,102               23,027
   Current maturities of long-term obligations                        12,437               10,836
                                                                    --------             --------
       Total current liabilities                                     122,247              133,248


Long-term obligations, net of current maturities                      57,826               46,942
Deferred income taxes and other non-current  liabilities               5,776                4,448
Excess net assets over cost of acquired business                         232                  927

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
       issued, including Treasury Shares, 32,106,545 shares and
       32,058,745 shares, respectively                               109,833              109,450
   Contributed capital                                                 9,776                9,688
   Retained earnings                                                 154,145              135,504
   Less deferred compensation expense, net                              (157)                (368)
   Treasury shares at cost, 368,600 shares                            (2,829)              (2,829)
                                                                    --------             --------
       Total shareholders' equity                                    270,768              251,445
                                                                    --------             --------
       Total liabilities and shareholders' equity                   $456,849             $437,010
                                                                    ========             ========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

==============================================================================================================

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   ----------------------------     --------------------------
                                                   FEBRUARY 1,     FEBRUARY 3,      FEBRUARY 1,    FEBRUARY 3,
                                                      1997            1996              1997           1996
                                                     13 WEEKS        14 WEEKS         26 WEEKS       27 WEEKS
                                                   -----------     -----------      -----------    -----------
Net sales, excluding sales of licensed
   departments                                       $322,995       $296,390         $589,071       $514,180
Cost of sales                                        (204,706)      (184,833)        (372,325)      (319,573)
                                                     --------       ---------        --------       ---------
   Gross profit                                       118,289        111,557          216,746        194,607

Selling, general and administrative expenses         (102,085)       (89,523)        (195,676)      (172,899)
License fees from affiliates,
   and other operating income                           5,541          4,832           10,842          9,489
                                                     --------        -------         --------       --------
   Operating profit                                    21,745         26,866           31,912         31,197

Interest expense, net                                  (1,147)          (204)          (2,341)          (650)
Amortization of excess net assets over cost               347            347              695            695
Other (expense) income, net                               (19)             3              134             43
                                                     --------         ------         --------       --------
   Income before income taxes and
       minority interest                               20,926         27,012           30,400         31,285
Minority interest in partnerships                         -              -                -              (41)
                                                     --------          -----         --------       --------
   Income before income taxes                          20,926         27,012           30,400         31,244

Provision for income taxes                             (7,987)       (10,841)         (11,759)       (12,571)
                                                     --------       --------         --------       --------
Net income                                           $ 12,939       $ 16,171         $ 18,641       $ 18,673
                                                     ========       ========         ========       ========


Earnings per share                                   $   0.40       $   0.51         $   0.58       $   0.59
                                                     ========       ========         ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

======================================================================================================

                                                                                SIX MONTHS ENDED
                                                                            --------------------------
                                                                            FEBRUARY 1,    FEBRUARY 3,
                                                                               1997           1996
                                                                             26 WEEKS       27 WEEKS
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $18,641        $18,673
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                           14,532         11,867
       Amortization of excess net assets over cost                               (695)          (695)
       Deferred income taxes and other non-current liabilities                    322         (2,623)
       Minority interest in partnerships                                         -                41
       Gain on disposal of property and equipment                                (134)           (43)
       Change in working capital, assets and liabilities:
          Receivables                                                            (963)           910
          Inventories                                                          21,493          6,116
          Prepaids and other                                                     (969)          (307)
          Accounts payable                                                     (9,942)        10,283
          Accrued expenses                                                        819          3,765
                                                                              -------        -------
Net cash provided by operating activities                                      43,104         47,987
                                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                       (29,046)       (15,742)
   Proceeds from sale of property and equipment                                    38             46
   Other assets                                                                  (765)          (602)
   Notes receivable, non-current                                                  103            -
                                                                              -------        -------
Net cash used in investing activities                                         (29,670)       (16,298)
                                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net payments under demand note facility                                    (33,000)           -
   Proceeds from issuance of long-term obligations                             50,000            -
   Principal payments of long-term obligations                                (10,185)       (10,400)
   Net proceeds from issuance of common shares                                    383            -
   Purchase of treasury shares                                                   -            (1,598)
   Distributions to partners in minority partnerships, net                       -            (1,328)
                                                                              -------        -------
Net cash provided by (used in) financing activities                             7,198        (13,326)
                                                                              -------        -------

Net increase in cash and equivalents                                           20,632         18,363
Cash and equivalents, beginning of period                                      10,484         17,374
                                                                              -------        -------
Cash and equivalents, end of period                                           $31,116        $35,737
                                                                              =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 1, 1997 AND FEBRUARY 3, 1996
                                  (UNAUDITED)

===============================================================================

1.   BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line off-price department stores, principally under the name "Value City."

    The consolidated financial statements as of and for the periods ended February 1, 1997 and February 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

    To facilitate comparisons with the current period, certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.


2.  FISCAL YEAR

    In 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, the month of January 1996 had five rather than four weeks, and fiscal year 1996 had 53 rather than 52 weeks.


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


4.  CREDIT FACILITY AND LONG-TERM OBLIGATIONS

    The Company has a $75.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At February 1, 1997, the prime rate was 8.25%, there were no outstanding borrowings against the facility but $7.6 million of letters of credit were issued and outstanding for merchandise purchases leaving $67.4 million available under the facility. During the second quarter the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay demand notes payable. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average fixed rate of 7.22% per annum.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

===============================================================================

THREE MONTHS ENDED FEBRUARY 1, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 3, 1996

    Net sales increased from $296.4 million to $323.0 million, an increase of $26.6 million or 9.0%. This year's quarter contained thirteen weeks versus fourteen weeks last year due to the Company's adoption in the prior year of the National Retail Federation's suggested retail calendar. For the current thirteen-week period, new stores contributed an increase in sales of $32.0 million and stores opened during the prior year that are not yet considered comparable contributed an increase of $9.7 million. Comparable store sales increased $4.9 million or 1.9% when considering like thirteen-week periods. The remaining decrease of $20.0 million is the result of the current quarter having one week less than last year's quarter.

    Gross profit increased from $111.6 million to $118.3 million, an increase of $6.7 million, or 6.0%. Expressed as a percentage of sales, gross profit decreased from 37.6% to 36.6%, due to a less favorable physical inventory variance than last year and lower initial mark-up.

    Selling, general and administrative expenses ("SG&A") increased $12.6 million, or 14.0% from $89.5 million to $102.1 million, and increased as a percentage of sales from 30.2% to 31.6%. New stores contributed an increase in expenses of $9.0 million, and stores opened during the prior fiscal year contributed $2.7 million. All other expenses as a group increased $0.9 million. New store SG&A, as a percentage of sales, is slightly higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. This increase in SG&A as a percentage of sales was partially offset by the savings achieved in comparable store SG&A as a percentage of sales, primarily in the areas of payroll and advertising expenses, and by the leveraging effect of increased sales volume on administrative, warehousing and distribution costs.

    Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Eleven stores opened less than twelve months had a pre-tax net operating profit of $584,000 for the current three month period, including $1.7 million of pre-opening expense amortization. Six stores opened less than twelve months during last year's three month period had pre-tax operating profit of $494,000, including $1.0 million of pre-opening expense amortization.

    License fees from affiliates and other operating income increased from $4.8 million to $5.5 million, an increase of $0.7 million or 14.7%, and increased as a percentage of sales from 1.6% to 1.7%.

    Operating profit decreased from $26.9 million to $21.7 million, a decrease of approximately $5.2 million or 19.1%, and decreased as a percentage of sales from 9.1% to 6.7% as a result of the above factors.

    Interest expense, net of interest income, increased from $0.2 million to $1.1 million due primarily to increased borrowings.

    Income before income taxes decreased from $27.0 million to $20.9 million, a decrease of $6.1 million or 22.5%, and decreased as a percentage of sales from 9.1% to 6.5%.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

===============================================================================

SIX MONTHS ENDED FEBRUARY 1, 1997 COMPARED TO SIX MONTHS ENDED FEBRUARY 3, 1996

    Net sales increased from $514.2 million to $589.1 million, an increase of $74.9 million or 14.6%. Due to the prior year's change in the Company's fiscal year end to the Saturday closest to July 31, the six months ended February 3, 1996 had twenty-seven rather than twenty-six weeks which began one week earlier than this year's six month period. For the current twenty-six week period, new stores contributed an increase in sales of $51.2 million and stores opened during the prior year that are not yet considered comparable contributed an increase of $28.8 million. Comparable store sales increased $10.0 million or 2.1% when considering like twenty-six-week periods. The remaining decrease of $15.1 million resulted from the extra week in last year's period.

    Gross profit increased from $194.6 million to $216.7 million, an increase of $22.1 million, or 11.4%. Expressed as a percentage of sales, gross profit decreased from 37.8% to 36.8%, due to a less favorable physical inventory variance than last year, lower initial mark-up and slightly higher markdowns than last year.

    SG&A increased $22.8 million, or 13.2% from $172.9 million to $195.7 million, but decreased as a percentage of sales from 33.6% to 33.2%. New stores contributed an increase in expenses of $14.1 million, and stores opened during the prior fiscal year contributed $9.1 million. All other expenses as a group decreased $0.4 million. The decrease in SG&A as a percentage of sales is primarily attributable to comparable store SG&A in the areas of payroll and advertising.

    Eleven stores opened less than twelve months had a pre-tax net operating profit of $1.9 million for the current six month period, including $3.1 million of pre-opening expense amortization. Six stores opened less than twelve months during last year's six month period had pre-tax operating profit of $33,000, including $1.6 million of pre-opening expense amortization.

    License fees from affiliates and other operating income increased from $9.5 million to $10.8 million, an increase of approximately $1.3 million or 14.3%, but remained constant as a percentage of sales at 1.8%.

    Operating profit increased from $31.2 million to $31.9 million, an increase of approximately $0.7 million or 2.3%, but decreased as a percentage of sales from 6.1% to 5.4% as a result of the above factors.

    Interest expense, net of interest income, increased from $0.7 million to $2.3 million due primarily to increased borrowings.

    Other income, net, increased from $43,000 to $134,000, due primarily to a non-cash gain on termination of a capital lease for transportation equipment.

    Income before income taxes decreased from $31.2 million to $30.4 million, a decrease of $0.8 million or 2.7%, and decreased as a percentage of sales from 6.1% to 5.2%.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital was $171.0 million at February 1, 1997 compared to $161.4 million at August 3, 1996. Current ratios at those dates were 2.40 and 2.21, respectively.

    Net cash provided by operating activities totaled $43.1 million for the six months ended February 1, 1997 and $48.0 million for the six months ended February 3, 1996. Net income, adjusted for depreciation and amortization, provided $33.2 million of operating cash flow for the six months ended February 1, 1997. In addition, operating cash flow was increased by $11.6 million representing a decrease in inventories net of a decrease in accounts payable of $9.9 million. For the six months ended February 3, 1996, net income, adjusted for depreciation and amortization, provided $30.5 million of operating cash flow and was increased by $16.4 million representing a decrease in inventories net of an increase in accounts payable of $10.3 million.

    Net cash used in investing activities totaled $29.7 million for the 1997 period and $16.3 million for the 1996 period. Capital expenditures for new stores aggregated $21.8 million, including $1.0 million for the purchase of land associated with a future store opening. Other capital expenditures during the six months include $4.3 million for capital improvements in existing stores, $0.2 million for energy management systems, $1.7 million for renovations in existing warehouses, $0.1 million for transportation equipment, and $0.9 million for M.I.S. equipment upgrades. Other investing activities include cash outlays of $0.8 million primarily for new store lease acquisition costs and point of sale and other equipment to be used for future store openings, partially offset by $0.1 million of proceeds from notes receivable.

    Capital expenditures for the balance of the fiscal year are estimated at $23.6 million, which includes expenditures for three new store openings.

    The Company has a $75.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At February 1, 1997, the prime rate was 8.25%. There were no outstanding borrowings against the facility but $7.6 million of letters of credit were issued and outstanding for merchandise purchases leaving $67.4 million available under the facility. During the second quarter the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay demand notes payable. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average fixed rate of 7.22% per annum. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.

SEASONALITY

    The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.

FISCAL YEAR

    In 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, the month of January 1996 had five rather than four weeks, and fiscal year 1996 had 53 rather than 52 weeks.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

===============================================================================

INCOME TAXES

    Income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective tax rate for the six months ended February 1, 1997 was 38.7% which represents a 1.5% improvement over the prior period due primarily to reduced state income taxes, including tax refunds received, and anticipated work opportunity credits. The effective tax rate for the six months ended February 3, 1996 was 40.2%. The expected effective tax rate for the year ending August 2, 1997 will be approximately 38.8%.

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


                                   VALUE CITY DEPARTMENT STORES, INC.
                                             (Registrant)


                                   By /s/ Robert M. Wysinski
                                   -------------------------------
                                          Robert M. Wysinski,
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer And Secretary*

Date: March 14, 1997
--------------------
------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.