Form 10-Q
period 1997-05-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 1997-06-16
CIK 874444

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 1997

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

                         Yes    X         No
                              -----         -----
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                               Outstanding at June 6, 1997
-----------------------------------           ---------------------------------
  Common Stock, Without Par Value                     31,767,945 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                               TABLE OF CONTENTS
================================================================================

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION (UNAUDITED)
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           May 3, 1997 and August 3, 1996                                                     3

                     Consolidated Statements of Income
                           Three months and nine months ended May 3, 1997
                           and May 4, 1996                                                                    4

                     Consolidated Statements of Cash Flows
                           Nine months ended May 3, 1997
                           and May 4, 1996                                                                    5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         7

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          11

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 11     Statements Regarding Computation of Per Share Earnings           12

                             Exhibit 27     Financial Data Schedule for Third Quarter Form 10-Q              14

                  Part B:    Reports on Form 8-K      A Form 8-K was filed on May 27, 1997 relating
                                            To Item 4 - "Changes in Registrant's Certifying Accountant."     *

        * Previously filed

                       VALUE CITY DEPARTMENT STORES, INC.
                        PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                                      MAY 3,               AUGUST 3,
                                                                       1997                  1996
                                                                     -------               ---------
         ASSETS

Current assets:
   Cash and equivalents                                              $ 10,621             $ 10,484
   Accounts receivable, net                                             5,121                4,525
   Receivables from affiliates                                            886                  769
   Inventories                                                        275,399              261,370
   Prepaids and other                                                  10,507                8,569
   Deferred income taxes                                                9,753                8,928
                                                                      -------              -------
       Total current assets                                           312,287              294,645

Property and equipment, at cost:
   Furniture, fixtures and equipment                                  143,828              129,081
   Leasehold improvements                                              96,046               78,217
   Land and building                                                    5,137                4,100
   Capital leases                                                      15,271                8,973
                                                                     --------             --------
                                                                      260,282              220,371
   Accumulated depreciation and amortization                         (100,945)             (87,610)
                                                                     --------             --------
       Property and equipment, net                                    159,337              132,761

Notes receivable, non-current                                           2,485                2,613
Other assets                                                            7,358                6,991
                                                                     --------             --------
       Total assets                                                  $481,467             $437,010
                                                                     ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $65,609              $70,711
   Accounts payable to affiliates                                      12,456                7,402
   Demand note payable                                                 26,000                 -
   Accrued expenses:
       Compensation                                                     7,116                9,056
       Taxes                                                           11,522               12,216
       Other                                                           16,532               23,027
   Current maturities of long-term obligations                         12,419               10,836
                                                                     --------             --------
       Total current liabilities                                      151,654              133,248

Long-term obligations, net of current maturities                       57,746               46,942
Deferred income taxes and other non-current liabilities                 5,883                4,448
Excess net assets over cost of acquired business                         -                     927

Shareholders' equity:

   Common shares, without par value; 80,000,000 authorized;
       issued, including Treasury Shares, 32,130,045 shares and
       32,058,745 shares, respectively                                110,000              109,450
   Contributed capital                                                  9,782                9,688
   Retained earnings                                                  149,283              135,504
   Less deferred compensation expense, net                                (52)                (368)
   Treasury shares at cost, 368,600 shares                             (2,829)              (2,829)
                                                                     --------             --------
       Total shareholders' equity                                     266,184              251,445
                                                                     --------             --------
       Total liabilities and shareholders' equity                    $481,467             $437,010
                                                                     ========             ========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                ------------------------         -----------------------
                                                 MAY 3,          MAY 4,           MAY 3,         MAY 4,
                                                  1997            1996             1997           1996
                                                13 WEEKS        13 WEEKS         39 WEEKS       40 WEEKS
                                                --------        --------         --------       --------
Net sales, excluding sales of
   licensed departments                          $233,660        $207,620         $822,731       $721,800
Cost of sales                                    (153,686)       (131,437)        (526,011)      (451,010)
                                                 --------        ---------        --------       ---------
   Gross profit                                    79,974          76,183          296,720        270,790

Selling, general and administrative expenses      (91,825)        (79,434)        (287,501)      (252,333)
License fees from affiliates,
   and other operating income                       4,990           4,340           15,832         13,829
                                                 --------        --------         --------       --------
   Operating (loss) profit                         (6,861)          1,089           25,051         32,286

Interest (expense) income, net                     (1,271)             13           (3,612)          (637)
Amortization of excess net assets over cost           232             348              927          1,043
Other income, net                                       4               4              138             47
                                                 --------        --------         --------       --------
   (Loss) income before income taxes and
       minority interest                           (7,896)          1,454           22,504         32,739
Minority interest in partnerships                     -               -                -              (41)
                                                 --------        --------         --------       --------
   (Loss) income before benefit (provision)
       for income taxes                            (7,896)          1,454           22,504         32,698

Benefit (provision) for income taxes                3,034            (556)          (8,725)       (13,127)
                                                  -------        --------         --------       --------
Net (loss) income                                $ (4,862)       $    898         $ 13,779       $ 19,571
                                                 ========        ========         ========       ========

(Loss) earnings per share                        $  (0.15)       $   0.03         $   0.43       $   0.62
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

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

================================================================================

                                                                                        NINE MONTHS ENDED
                                                                                     ----------------------
                                                                                      MAY 3,         MAY 4,
                                                                                       1997          1996
                                                                                     39 WEEKS      40 WEEKS
                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                           $13,779        $19,571
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                                  21,865         17,323
       Amortization of excess net assets over cost                                      (927)        (1,043)
       Deferred income taxes and other non-current liabilities                           610         (3,534)
       Minority interest in partnerships                                                -                41
       Gain on disposal of property and equipment                                       (138)           (47)
       Change in working capital, assets and liabilities:
          Receivables                                                                   (713)          (650)
          Inventories                                                                (14,029)       (41,192)
          Prepaids and other                                                          (7,203)          (502)
          Accounts payable                                                               (48)         35,251
          Accrued expenses                                                            (5,380)          3,552
                                                                                     -------        --------
Net cash provided by operating activities                                              7,816          28,770
                                                                                     -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                              (40,435)       (24,203)
   Proceeds from sale of property and equipment                                           62             50
   Other assets                                                                         (718)        (1,292)
   Notes receivable, non-current                                                         128         (1,966)
                                                                                     -------        -------
Net cash used in investing activities                                                (40,963)       (27,411)
                                                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net (payments) borrowings  under demand note facility                              (7,000)         9,000
   Proceeds from issuance of long-term obligations                                    50,000           -
   Principal payments of long-term obligations                                       (10,266)       (10,602)
   Net proceeds from issuance of common shares                                           550           -
   Purchase of treasury shares                                                          -            (1,598)
   Distributions to partners in minority partnerships, net                              -            (1,328)
                                                                                    --------        -------
Net cash provided by (used in) financing activities                                   33,284         (4,528)
                                                                                    --------        -------

Net increase (decrease) in cash and equivalents                                          137         (3,169)
Cash and equivalents, beginning of period                                             10,484         17,374
                                                                                     -------        -------
Cash and equivalents, end of period                                                  $10,621        $14,205
                                                                                     =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED MAY 3, 1997 AND MAY 4, 1996
                                  (UNAUDITED)

================================================================================

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line off-price department stores, principally under the name "Value City."

     The consolidated financial statements as of and for the periods ended May 3, 1997 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

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

3.   CREDIT FACILITY AND LONG-TERM OBLIGATIONS

     The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At May 3, 1997, the prime rate was 8.5%, direct borrowings aggregated $26.0 million, $17.5 million of letters of credit were issued and outstanding for merchandise purchases, leaving $56.5 million available under the facility. During the second quarter the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay demand notes payable. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average fixed rate of 7.22% per annum.

4.   RECENT ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

     SFAS No. 128 - "Earnings Per Share" specifies the computation, presentation and disclosures for basic and dilutive earnings per share and is effective for the second quarter of fiscal year 1998. The adoption of SFAS No. 128 is not expected to have a significant impact on the financial statements of the Company.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

================================================================================

THREE MONTHS ENDED MAY 3, 1997 COMPARED TO THREE MONTHS ENDED MAY 4, 1996

     Net sales increased from $207.6 million to $233.7 million, an increase of approximately $26.1 million or 12.5%. For the current quarter, new stores contributed an increase in sales of $24.1 million and stores opened during the prior year not yet considered comparable contributed an increase of $7.3 million. Comparable store sales decreased $5.3 million or 2.6%.

     Gross profit increased from $76.2 million to $80.0 million, an increase of $3.8 million, or 5.0%. Expressed as a percentage of sales, gross profit decreased from 36.7% to 34.2%, due primarily to higher markdowns than last year, especially in the area of overstocked merchandise.

     Selling, general and administrative expenses ("SG&A") increased $12.4 million, or 15.6% from $79.4 million to $91.8 million, and increased as a percentage of sales from 38.3% to 39.3%. New stores contributed an increase in expenses of $9.2 million, and stores opened during the prior fiscal year that are not yet considered comparable contributed an increase of $2.9 million. All other expenses as a group increased $0.3 million. The increase in SG&A as a percentage of sales is primarily attributable to new store expenses which are significantly higher than that of comparable stores due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets.

     Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Thirteen stores opened less than twelve months had a pre-tax net operating loss of $4.6 million for the current three month period, including $1.8 million of pre-opening expense amortization. Seven stores opened less than twelve months during last year's three month period had pre-tax operating loss of $1.0 million, including $1.2 million of pre-opening expense amortization.

     License fees from affiliates and other operating income increased from $4.3 million to $5.0 million, an increase of $0.7 million or 15.0%, and remained constant as a percentage of sales at 2.1%.

     Operating profit decreased from $1.1 million to a loss of $6.9 million, a decrease of approximately $8.0 million as a result of the above factors.

     Interest expense, net of interest income, increased from income of $13,000 to expense of $1.3 million due primarily to increased borrowings.

     Income before income taxes decreased from $1.5 million to a loss of $7.9 million, a decrease of $9.4 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

================================================================================

NINE MONTHS ENDED MAY 3, 1997 COMPARED TO NINE MONTHS ENDED MAY 4, 1996

     Net sales increased from $721.8 million to $822.7 million, an increase of $100.9 million or 14.0%. Due to the prior year's change in the Company's fiscal year end to the Saturday closest to July 31, the nine months ended May 4, 1996 had forty rather than thirty-nine weeks and began one week earlier than this year's nine month period. For the current thirty-nine week period, new stores contributed an increase in sales of $75.2 million and stores opened during the prior year that are not yet considered comparable contributed an increase of $34.3 million. Comparable store sales increased $6.5 million or 1.0% when considering like thirty-nine week periods. The remainder of the change was a decrease of $15.1 million which resulted from the extra week in last year's period.

     Gross profit increased from $270.8 million to $296.7 million, an increase of $25.9 million, or 9.6%. Expressed as a percentage of sales, gross profit decreased from 37.5% to 36.1%, due primarily to less favorable physical inventory variance than last year, lower initial mark-up and higher markdowns than last year, especially in the area of overstocked merchandise.

     SG&A increased $35.2 million, or 13.9% from $252.3 million to $287.5 million, but decreased slightly as a percentage of sales from 35.0% to 34.9%. New stores contributed an increase in expenses of $23.4 million, and stores opened during the prior fiscal year that are not yet considered comparable contributed an increase of $11.4 million. All other expenses as a group increased $0.4 million. The decrease in SG&A as a percentage of sales is primarily attributable to decreases in comparable store advertising expense.

     Thirteen stores opened less than twelve months had a pre-tax net operating loss of $2.8 million for the current nine month period, including $4.8 million of pre-opening expense amortization. Seven stores opened less than twelve months during last year's nine month period had pre-tax operating loss of $0.9 million, including $2.8 million of pre-opening expense amortization.

     License fees from affiliates and other operating income increased from $13.8 million to $15.8 million, an increase of approximately $2.0 million or 14.5%, but remained constant as a percentage of sales at 1.9%.

     Operating profit decreased from $32.3 million to $25.1 million, a decrease of approximately $7.2 million or 22.4%, and decreased as a percentage of sales from 4.5% to 3.0% as a result of the above factors.

     Interest expense, net of interest income, increased from $0.6 million to $3.6 million due primarily to increased borrowings.

     Other income, net, increased from $47,000 to $138,000, due primarily to a non-cash gain on termination of a capital lease for transportation equipment.

     Income before income taxes decreased from $32.7 million to $22.5 million, a decrease of $10.2 million or 31.2% and decreased as a percentage of sales from 4.5% to 2.7% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

    Net working capital was $160.6 million at May 3, 1997 compared to $161.4 million at August 3, 1996. Current ratios at those dates were 2.06 and 2.21, respectively.

    Net cash provided by operating activities totaled $7.8 million and $28.8 million for the nine months ended May 3, 1997 and May 4, 1996. Net income, adjusted for depreciation and amortization, provided $35.6 million of operating cash flow for the nine months ended May 3, 1997. In addition, operating cash flow was decreased by $14.1 million representing an increase in inventories net of a decrease in accounts payable of $48,000. For the nine months ended May 4, 1996, net income, adjusted for depreciation and amortization, provided $36.9 million of operating cash flow and was decreased by $5.9 million representing an increase in inventories net of an increase in accounts payable of $35.3 million.

    Net cash used in investing activities totaled $41.0 million for the 1997 period and $27.4 million for the 1996 period. Capital expenditures for new stores aggregated $28.7 million, including $1.0 million for the purchase of land associated with a new store. Other capital expenditures during the nine months include $5.8 million for capital improvements in existing stores, $0.3 million for energy management systems, $3.9 million for renovations in existing warehouses, $0.1 million for transportation equipment, and $1.6 million for M.I.S. equipment upgrades. Other investing activities include cash outlays of $0.7 million primarily for new store lease acquisition costs and point of sale and other equipment to be used for future store openings, partially offset by $0.1 million of proceeds from notes receivable.

    Capital expenditures for the balance of the fiscal year are estimated at approximately $9.0 million.

    The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At May 3, 1997, the prime rate was 8.5%, direct borrowings aggregated $26.0 million, $17.5 million of letters of credit were issued and outstanding for merchandise purchases, leaving $56.5 million available under the facility. During the second quarter the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay demand notes payable. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average fixed rate of 7.22% per annum. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.

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

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

================================================================================

INCOME TAXES

    Income taxes are computed in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective tax rate for the nine months ended May 3, 1997 was 38.8%. The effective tax rate for the nine months ended May 4, 1996 was 40.1%. The 1.3% reduction results primarily from work opportunity tax credits and lower state income taxes.

INFLATION

    The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

RECENT ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a set date falling within of after the close of the Company's fiscal year.

    SFAS No. 128 - "Earnings Per Share" specifies the computation, presentation and disclosures for basic and dilutive earnings per share and is effective for the second quarter of fiscal year 1998. The adoption of SFAS No. 128 is not expected to have a significant impact on the financial statements of the Company.

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

Date: June 16, 1997
-------------------

--------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.