Form 10-K405
period 1997-08-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 1997-10-31
CIK 874444

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED AUGUST 2, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For The Transition Period From _____ To _____

                        COMMISSION FILE NUMBER: 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)

           OHIO                                        NO. 31-1322832
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,354,911 Common Shares, based on the $8.0625 closing sale price on October 27, 1997, was $75,423,970.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,892,045 Common Shares were outstanding at October 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for 1997 Annual Meeting of Shareholders, in part, as indicated.

                               TABLE OF CONTENTS

                                                                        FORM
                                                                        10-K
                                                                       REPORT
ITEM NO.                                                                PAGE
--------                                                                ----
                                     PART I

1.  Business................................................................3
2.  Properties.............................................................13
3.  Legal Proceedings......................................................14
4.  Submission of Matters to a Vote of Security Holders....................14


                                     PART II

5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters.................................................15
6.  Selected Financial Data................................................16
7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................17
7A. Quantitative and Qualitative Disclosures about Market Risk.............23
8.  Financial Statements and Supplementary Data............................23
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................23


                                    PART III

10. Directors and Executive Officers of the Registrant.....................24
11. Executive Compensation.................................................24
12. Security Ownership of Certain Beneficial Owners and Management.........24
13. Certain Relationships and Related Transactions.........................24


                                     PART IV

14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.........25

Signatures.................................................................26


             TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report...............................................F-1
Consolidated Balance Sheets................................................F-3
Consolidated Statements of Income..........................................F-4
Consolidated Statements of Shareholders' Equity............................F-5
Consolidated Statements of Cash Flows......................................F-6
Notes to the Consolidated Financial Statements.............................F-7

SCHEDULES
II - Valuation and Qualifying Accounts.....................................S-1
Index to Exhibits..........................................................E-1

                                     PART I

ITEM 1            BUSINESS.

ORGANIZATION

         Value City Department Stores, Inc. ("VCDS") was incorporated on March 15, 1985 and was inactive until June 18, 1991 when it sold 8,025,000 Common Shares in a public offering and issued 22,500,000 Common Shares to Schottenstein Stores Corporation ("SSC") in exchange for substantially all of the net assets of the Value City Department Store Division of SSC (the "Division"). In connection with the acquisition of the Division, VCDS entered into a number of agreements with SSC. These agreements are described in the material incorporated by reference pursuant to Item 13 of this annual report on Form 10-K.

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

         In July 1997, the Company entered into agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operates the health and beauty aids and toy and sporting goods departments in the Company's stores as licensed departments. The Company accounts for its fifty percent interest in the joint venture under the equity method. See "Licensed Departments."

         VCDS and its wholly owned subsidiaries are herein referred to collectively as the "Company."

GENERAL

         The Company currently operates a chain of 94 department stores located in Ohio and 14 other Midwestern and eastern states, principally under the name "Value City." For over 80 years, the Company's strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. The stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty aids, with apparel comprising over 60% of total sales. The Company operates large stores, averaging 86,000 square feet, which allow it to offer over 90,000 different items of merchandise similar to the items found in department, specialty and discount stores.

         The Company's pricing strategy is supported by its ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, the Company has also had a reputation in the marketplace as a leading purchaser of buy-outs and manufacturers' closeouts.

BUSINESS STRATEGY

         The Company's strategy, to provide brand name merchandise substantially below conventional retail prices, is reflected in its name "Value City" and the Company's motto "Better Living for Less." Management believes that Value City's large stores facilitate a full-line merchandise offering and range of brands, which differentiate the Company from other off-price retailers. The principal elements of the business strategy are discussed below.

MERCHANDISING

Selection

         Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty aids. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandise, is characterized by the purchase of primarily high quality brand name merchandise, at prices below normal cost to retailers. A portion of the cost savings is then passed on to customers through lower prices. The Company strives to offer customers one-stop-shopping in terms of categories of merchandise carried. The large physical size of the Company's stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. The stores carry over 90,000 different items of merchandise similar to the items found in department, specialty and discount stores.

         To improve store profitability and meet the changing needs of its customers, the Company continuously refines its merchandise mix eliminating less productive departments and introducing new merchandise categories. For example, in 1997 the Company expanded its seasonal business such as Halloween and Trim-A-Tree and expanded the giftware area in most stores by approximately 20% to 30%. To help provide the Company with a reliable source of predominantly fashion merchandise, the Company has begun a private label program in certain apparel categories.


         The following table sets forth relative contributions of each major merchandise category to total sales.

                                                                       Percentage of Aggregate Sales Volume
                                                                                Fiscal Years Ended
                                                                                ------------------
                                                                          1997          1996       1995
                                                                          ----          ----       ----
Apparel and Ready-to-Wear - Includes Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories..............................      61.6%        62.2%      61.5%

Hard goods and Home Furnishings - Includes domestics, jewelry, housewares, giftware, small appliances, toys
   and sporting goods................................................      23.9         23.3       24.0

Licensed Departments - includes shoes, health and beauty
   and other incidental departments..................................      14.5         14.5       14.5
                                                                         ------       ------     ------
                                                                          100.0%       100.0%     100.0%
                                                                         ======       ======     ======


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

         Well known designer labels, brand names and original retailer names are prominently displayed throughout the stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail or "nationally advertised" prices. In some cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

Licensed Departments

         All store departments are operated by the Company except for the health and beauty aids, shoes, toys and sporting goods (beginning August 1997), and certain other incidental departments. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 15 years with, in some instances, an option to renew. In addition, the Company receives a fee from some licensees for general and administrative expenses. The aggregate annual license fees received by the Company from all licensees for fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995 were approximately $17,685,000, $15,162,000 and
$13,958,000, respectively.

         SSC owns 50% of the outstanding stock of the licensee that operates the shoe departments in all of the stores, and owned a controlling interest in
L. F. Widmann, Inc. ("Widmann"), the licensee that operated the health and beauty aids departments in the Company's stores. In July 1997, the Company entered into agreements with Mazel to create VCM, a 50/50 joint venture. Effective August 3, 1997, VCM purchased 100% of Widmann's capital stock and purchased the assets of the Company's toys and sporting goods departments. VCM operates the health and beauty aids and toys and sporting goods departments in the Company's stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and joint venture agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met.

         Licensees supply their own merchandise and generally supply their own store fixtures but in most instances utilize the Company's associates to operate their departments. The licensees reimburse the Company for all costs associated with such associates. Licensees operate their departments under the general supervision of the Company and are required to abide by the policies of the Company with regard to pricing, quality of merchandise, refunds and store hours. Licensed departments complement the operations of the stores and are considered an integral part of the Company's store operations. The common ownership interest in licensees facilitates the uniformity of merchandising strategy in the stores, including the overall emphasis on values resulting from special purchase opportunities.

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

         The Company purchases merchandise from more than 3,400 suppliers, none of which accounted for a material percentage of the Company's purchases during the past fiscal year. The Company does not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, the Company also purchases all or substantially all of the inventories of financially distressed retailers and makes other special purchases. The Company contracts with overseas sources for the manufacture of certain apparel items under the Company's own brand names. Also, the Company has begun to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.

         The Company's distribution facilities are designed to enable it to prioritize the processing of merchandise on short notice and to deliver merchandise to the stores within days of its receipt. This allows the Company's buyers to purchase merchandise very late in the season, when prices are more favorable, and still deliver the merchandise to the stores before the end of the season. At the same time, the Company has devoted a separate warehouse to out-of-season goods. This merchandise is held until the most opportune time to offer it in the Company's stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled the Company to offer high-quality merchandise to customers at prices significantly below usual retail prices while maintaining favorable profit margins. The Company believes that this ability distinguishes it from the typical discount or off-price retailer and provides it with a competitive advantage in making purchases as favorable opportunities arise.

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

DISTRIBUTION

         The Company pursues a centralized distribution strategy with eight distribution centers, all located in Columbus, Ohio. The aggregate area of the centers is approximately 1,700,000 square feet, however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. The distribution centers are organized by merchandise type, with warehouses for hanging apparel, flat apparel, housewares, domestics and overflow and buyout merchandise. One of the warehouses, approximately 123,000 square feet, is used by VCM in conjunction with the 50/50 joint venture between the Company and Mazel. VCM reimburses the Company for the cost of maintaining and operating the warehouse. The Company also maintains a "packaway" warehouse facility where out-of-season merchandise acquired at favorable prices is held for future sale. The Company's network of warehouses enable it to make opportunistic purchases including late season, priority delivery and end-of-season purchases.

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

         Goods are centrally received from suppliers and transferred to the appropriate warehouses. Upon shipment to the stores, merchandise is consolidated to ensure full-truck loads to minimize shipping costs. The Company leases its fleet of road tractors and owns the majority of its semi-rig trailers. The Company's fleet makes the majority of all deliveries from its warehouses to the stores.

ADVERTISING AND PROMOTION

         The Company commits substantial resources to advertising and believes that its aggressive marketing strategy is one of the keys to its success. The Company advertises frequently in print, including newspaper circulars and flyers, and on local television and radio. The promotional strategy is carefully planned and budgeted to include not only seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases a supplier may prohibit the advertising or non-store promotion of its brand name. See "Supplier Relationships and Purchasing."

STORES

Store Location and Design

         The Company's department stores average approximately 86,000 square feet, with approximately 70% of the total area of each store representing selling space. The Company's stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a very full appearance. Many of the Company's stores have an attractive pavilion entrance that gives the customer a panoramic view of the entire store. The stores are generally open from 9:30 am until 9:30 pm Monday through Saturday and 11:00 am until 6:00 pm on Sunday. All of the stores are located in leased or subleased facilities.

         Management has implemented several initiatives to enhance the appearance of its stores and offer a more convenient and pleasurable shopping experience for its customers. These initiatives include: increasing the number of secondary aisles in the stores to improve the flow of traffic throughout the stores; changing the fixtures and improving the use of existing space such as columns and empty walls to display more merchandise; and, color-coding the departments and improving the in-store signage to make it easier for customers to identify department locations and find merchandise.

         Management believes that customers are attracted to the Company's stores principally by the wide assortment of quality items at substantial savings and that its stores are destination stores. They do not rely on traffic created by the presence of other stores in their vicinity but instead successfully generate their own traffic. Of the 94 stores open as of October 1997, 18 are free-standing and 76 are in shopping centers, 22 of which are enclosed malls in which they serve as an anchor. All of the Company's stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

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

Expansion

         The Company has increased its store base from 56 stores at the start of fiscal 1993 to 95 stores at the end of fiscal 1997. One store in western Ohio was closed in September 1997 and another store is scheduled to close during fiscal 1998. The Company has expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. The Company recently entered several new markets, including Chicago, Detroit and St. Louis in fiscal 1995, Atlanta and Charlotte in fiscal 1996, and Memphis in fiscal 1997.

         During fiscal 1998, the Company plans to focus on improving the profitability of existing stores and does not anticipate opening any new stores. Expansion will, however, continue to be an element of the Company's business strategy with a view towards deepening penetration in existing or contiguous markets. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. The Company seeks to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

         The table below sets forth certain information relating to the Company's stores during the last five fiscal years:

                                                        Fiscal Year
                                     ------------------------------------------------
                                     1993        1994       1995       1996      1997(4)
                                     ----        ----       ----       ----      ----
Beginning of Year(1)...........       56          74         75         79         86
  Opened(2)....................       18           3          6          7          9
  Closed(3)....................        0           2          2          0          0
                                      --          --         --         --         --
End of Year(1).................       74          75         79         86         95
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

 (4) In September 1997, the Company closed one store and has scheduled to close one additional store during fiscal 1998 pursuant to lease expiration and termination agreements.

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

         Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5,000,000 to $6,500,000, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparation of a store for opening generally takes between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

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

MANAGEMENT INFORMATION AND CONTROL SYSTEMS.

         The Company believes that a high level of automation is essential to maintaining and improving its competitive position. The Company relies upon computerized data systems to provide information at all levels, including warehouse ordering, store billing, inventory control and automated accounting. The Company utilizes two IBM AS/400 computer systems to help meet its growing needs. The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $200,000 of programing changes which are scheduled for completion in 1998. The POS systems will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1,000,000.

         The Company utilizes point of sale ("POS") registers with full scanning capabilities insuring speed and accuracy at customer check-outs and facilitating inventory restocking. Since layaways represent an important part of the business, an automated system to capture and control layaways is integrated into the POS system.

ASSOCIATES

         At September 12, 1997, the Company had approximately 12,300 associates of which 7,400 were full-time and 4,900 were part-time. Some of these associates are covered by collective bargaining agreements which are in effect in 13 stores covering approximately 1,000 associates. The earliest contract expiration date is February 1998.

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

         Competitive factors important to the Company's customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. The Company competes primarily on the basis of value, merchandise quality and selection. Management believes the Company's competitive advantages include its reputation in the marketplace for being able to purchase and promptly pay for entire lots of merchandise, together with its ability to either quickly distribute or hold the merchandise for sale at the most opportune time, as well as its full-line merchandise offering and range of brand names.

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


ITEM 2.           PROPERTIES.

         Of the Company's 95 department stores operating as of August 2, 1997, 24 are located in Ohio, 20 in Pennsylvania, seven in Indiana, six each in Illinois, Maryland and Michigan, five in New Jersey, four each in Kentucky and West Virginia, three each in Delaware, Georgia, and Virginia, and one each in Missouri, North Carolina, Tennessee and Washington D.C.

         The Company maintains buying offices in Columbus, Ohio, Boston, Massachusetts and Los Angeles, California. The Company operates eight warehouse/distribution complexes located in Columbus and occasionally utilizes temporary warehouse space. One of the warehouses is used by VCM in conjunction with the 50/50 joint venture between the Company and Mazel. VCM reimburses the Company for the cost of maintaining and operating the warehouse. The Company's executive offices occupy approximately 45,000 square feet in the building which also serves as one of the Company's apparel distribution centers.

         The stores and all of the warehouse, buying and executive office facilities are leased or subleased. As of August 2, 1997 the Company leased or subleased 32 department stores and all of its permanent warehouse and office facilities from SSC or entities affiliated with SSC. The remaining 63 department stores were leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent. On August 12, 1997, seventeen of the related party leases (13 stores and four other facilities) were renegotiated and became new unrelated party leases pursuant to a sale-leaseback transaction between SSC and a third party. All of the new leases for the 13 stores covered by the SSC sale leaseback transaction eliminate percentage rent and provide for increased fixed rent for an initial 20 year term.

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

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of October 27, 1997, there were 638 shareholders of record.

                                                              HIGH             LOW
Fiscal 1996:
First Quarter .........................................     $   9            $  6
Second Quarter ........................................         7-5/8           5-3/4
Third Quarter .........................................        10-1/8           6
Fourth Quarter ........................................        13               9-1/2

Fiscal 1997:
First Quarter .........................................     $  13-1/4         $ 8-1/8
Second Quarter ........................................        14-3/8           9-1/8
Third Quarter .........................................         9-1/2           7-1/2
Fourth Quarter ........................................         9-1/4           8


The Company has paid no dividends and presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends on its Common Shares during fiscal 1998. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

ITEM 6.           SELECTED FINANCIAL DATA.
         (in thousands, except per share and per square foot amount and ratios)

Fiscal Year                             1997             1996(1)           1995              1994          1993(1)(2)
---------------------------------------------------------------------------------------------------------------------
Net Sales (3)                        $1,073,399         $954,308          $871,949         $864,855          $842,199
Operating Profit                        $10,513          $36,213           $24,209          $62,237           $57,067
Net Income (4)                           $3,951          $21,718           $13,819          $38,936           $40,252
Earnings per Share (4)                    $0.12            $0.68             $0.43            $1.21             $1.25
Total Assets                           $457,973         $437,010          $361,887         $358,606          $356,718
Working Capital                        $158,476         $161,397          $154,112         $164,140          $139,928
Current Ratio                              2.14             2.21              2.48             2.59              2.08
Long-term Obligations                   $57,763          $46,942           $20,853          $31,650           $42,396
Number of Stores (5)                         95               86                79               75                74
Sales per Selling sq. ft (6)               $217             $221              $220             $229              $222
Comp Store Sales Change (7)                 0.1%            (0.1)%            (3.8)%            2.9%              0.2%


(1)      Fiscal years 1996 and 1993 include 53 weeks; all other years contain
         52 weeks.
(2) On September 18, 1992, the Company acquired all of the outstanding stock of GB Stores, Inc. from a partnership affiliated with Schottenstein Stores Corporation ("GB Partnership") in exchange for 1,312,500 of the Company's common shares. As a result of the acquisition, the Company acquired all of the net operating assets of the Gee Bee Department Store Division ("GB Division") of GB Partnership. The transaction was accounted for in a manner similar to a pooling of interest, and accordingly, the financial statements for 1993 include the financial position and result of operations of the combined entities.
(3)      Excludes sales of licensed departments.
(4) Fiscal 1994 includes a tax benefit of $0.07 per share due primarily to the elimination of deferred tax allowances. Fiscal 1993 net income and earnings per share includes the benefit from a change in tax status of the GB Division of $7.2 million or $0.22, respectively.
(5) Includes all stores operating at the end of the fiscal year, excluding apparel, domestic and housewares departments operated by the Company in two affiliated department stores.
(6) Excludes stores not operated during the entire year and licensed departments.
(7) Comparable store sales change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal 1996 and 1993, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

       Net sales for the twelve month period increased from $954.3 million to $1,073.4 million, an increase of $119.1 million, or 12.5%. Excluding the additional $15.1 million week in last year's period due to the Company's adoption in the prior year of the National Retail Federation's suggested retail calendar, total sales increased 14.3% from $939.2 million to $1,073.4 million. New stores contributed an increase in sales of $102.8 million and stores opened during the prior year not yet considered comparable contributed an increase of $30.1 million. Comparable store sales increased $1.3 million, or 0.1%, when comparing like fifty-two week periods.

       Gross profit increased from $354.8 million to $375.6 million, an increase of $20.8 million or 5.8%. Expressed as a percentage of sales, gross profit decreased from 37.2% to 35.0%, due primarily to higher markdowns than last year, especially in the area of overstocked merchandise, and a less favorable physical inventory variance than last year.

       Selling, general and administrative expenses ("SG&A") increased $48.4 million, or 14.4%, from $337.1 million to $385.5 million, and increased as a percentage of sales from 35.3% to 35.9%. New stores contributed an increase in expenses of $33.3 million, and stores opened during the prior fiscal year that are not yet considered comparable increased $10.4 million. New store SG&A, as a percentage of sales, is higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. Home office expenses, including distribution costs, increased by approximately $12.0 million, primarily to support the new stores. Comparable store SG&A declined by approximately $2.1 million. The remaining $5.2 million decline resulted from the extra week in last year's period.

       Based upon its experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twelve stores opened less than twelve months had a pre-tax operating loss of $7.0 million for this year, including $6.3 million of pre-opening expense amortization. Seven stores opened less than twelve months during fiscal 1996 had pre-tax net operating losses of $0.2 million in 1996, including $2.2 million of pre-opening expense amortization. The Company does not currently plan to open any new stores in fiscal 1998.

         License fees from affiliates increased from $15.2 million to $17.7 million and remained constant as a percentage of sales at 1.6%.

       During the year ended August 2, 1997, the Company recognized $0.4 million of net expenses for certain employee termination benefits and other exit costs related to closing a store in September 1997. In September 1997, the Company announced to employees the closing of another store pursuant to a lease termination agreement. The Company expects the proceeds from the termination agreement will exceed the related store closing costs.

       Operating profit decreased from $36.2 million to $10.5 million, a decrease of $25.7 million or 71.0%, and decreased as a percentage of sales from 3.8% to 1.0% as a result of the above factors.

       Amortization of excess net assets over cost decreased from $1.4 million to $0.9 million due to the amount being fully amortized as of the third quarter of fiscal 1997.

       Interest expense, net of interest income, increased from $1.3 million to $5.1 million due to increased borrowings.

       Other income, net, increased from $33,000 to $161,000 due primarily to a non-cash gain on termination of a capital lease for transportation equipment.

       The Company no longer incurs an expense related to the minority interest in partnerships due to the Company's purchase of the 25% minority interest in the partnerships during the prior year for approximately $1.3 million representing the net book value of the minority interest in those partnerships.

       Income before income taxes decreased from $36.3 million to $6.5 million, a decrease of $29.8 million or 82.1%, and decreased as a percentage of sales from 3.8% to 0.6% as a result of the above factors.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

       Net sales increased from $871.9 million to $954.3 million, an increase of $82.4 million, or 9.4%. During fiscal 1996, the Company changed its fiscal year end to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. This resulted in fiscal 1996 having fifty-three, rather than fifty-two weeks. Sales for the additional week aggregated $16.8 million. New stores contributed an increase in sales of $54.2 million and stores opened during the prior fiscal year that were not yet considered comparable contributed an increase of $22.5 million. These increases were partially offset by $10.2 million for two stores closed in fiscal 1995. Comparable store sales for the fifty-two week period decreased $0.9 million, or 0.1%. In determining comparable store sales growth, only stores open for like fifty-two week periods are included.

       Gross profit increased from $324.6 million to $354.8 million, an increase of $30.2 million or 9.3%. Expressed as a percentage of sales, gross profit remained constant at 37.2%.

       SG&A increased $20.1 million, or 6.3%, from $317.0 million to $337.1 million, but decreased as a percentage of sales from 36.4% to 35.3%. New stores contributed an increase in expenses of $17.0 million, and stores opened during the prior fiscal year that were not yet considered comparable increased $6.6 million. These increases were partially offset by $3.0 million for two stores closed in fiscal 1995. All other expenses as a group decreased by $0.5 million. New store SG&A, as a percentage of sales, is slightly higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. This increase in SG&A percentage was more than offset by the savings achieved in comparable stores SG&A, as a percentage of sales, and by the leveraging effect of increased sales volume on administrative, warehousing and distribution costs.

       Seven stores opened less than twelve months had a pre-tax operating loss of $0.2 million for fiscal 1996, including $2.2 million of pre-opening expense amortization. Six stores opened less than twelve months during fiscal 1995 had pre-tax net operating losses of $3.0 million, including $2.1 million of pre-opening expense amortization.

       License fees from affiliates increased from $14.0 million to $15.2 million and remained constant as a percentage of sales at 1.6%.

       Operating profit increased from $24.2 million to $36.2 million, an increase of $12.0 million or 49.6%, and increased as a percentage of sales from 2.8% to 3.8% as a result of the above factors.

       Amortization of excess net assets over cost decreased from $1.5 million to $1.4 million as a result of a write-off in the prior year of that portion associated with a store that was closed.

       Interest expense, net of interest income, decreased from $1.9 million to $1.3 million due to lower outstanding borrowings and increased interest income in fiscal 1996.

       Minority interest in partnerships decreased from $232,000 to $41,000 as a result of the Company purchasing the 25% minority interest in the partnerships for approximately $1.3 million representing the net book value of the minority interest in those partnerships.

       Income before income taxes increased from $23.5 million to $36.3 million, an increase of $12.8 million or 54.4%, and increased as a percentage of sales from 2.7% to 3.8% as a result of the above factors.

SEASONALITY
         The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.

FISCAL YEAR
       During 1996, the Company changed its fiscal year end from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 had 53 weeks.

INCOME TAXES
       The effective tax rate for the year ended August 2, 1997 was 39.0%. The effective tax rate for the year ended August 3, 1996 was 40.1%. The 1.1% reduction is due to lower state income taxes and anticipated jobs tax credits.

ADOPTION OF ACCOUNTING STANDARDS
       The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

       SFAS No. 128, "Earnings Per Share," specifies the computation, presentation and disclosure requirements for basic and dilutive earnings per share and is effective for annual and interim periods ending after December 15, 1997 with early application not permitted. The adoption of SFAS No. 128 is not expected to have a significant impact on the reported earnings per share of the Company.

       SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. At this time, the Company has not determined the impact, if any, this standard will have on the Company's financial statements.

INFLATION
       The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES
       Net working capital was $158.5 million and $161.4 million at August 2, 1997 and August 3, 1996, respectively. Current ratios at those dates were 2.14 and 2.21, respectively.

       Net cash provided from operating activities totaled $38.7 million, $21.4 million and $28.5 million for fiscal years 1997, 1996 and 1995, respectively. Net income, adjusted for depreciation and amortization, provided $33.5 million of operating cash flow for fiscal year 1997. This was increased by $13.6 million representing a decrease in inventories including an increase in accounts payable of $2.9 million. This amount was then partially offset by an increase in prepaid expenses and other assets of $10.5 million.

       During fiscal year 1996, net income, adjusted for depreciation and amortization, provided $45.6 million of operating cash flow which was offset by $19.2 million representing an increase in inventories net of an increase in accounts payable of $22.6 million.

       Net cash used for capital expenditures and other assets totaled $46.8 million, $47.7 million and $29.7 million for fiscal years 1997, 1996 and 1995, respectively.

       During 1997, capital expenditures for new stores aggregated $29.5 million, including $1.0 million for the purchase of land for future store development which was sold along with the building and improvements on the land, for a profit, during fiscal 1998. Other capital expenditures include $7.1 million for capital improvements in existing stores, $0.5 million for energy management systems, $6.7 million for renovations in existing warehouses, $0.2 million for transportation equipment and $2.7 million for M.I.S. equipment upgrades. Capital expenditures were offset by $0.1 million of proceeds from the sale of property and equipment. Other investing activities include cash outlays of $0.9 million, primarily for capitalized trademark and note issuance costs and for point of sale and other related equipment to be put into service at the stores, and cash receipts of $0.7 million from notes receivable. The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $0.2 million of programing changes which are scheduled for completion in 1998. The POS system will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1.0 million. Total capital expenditures for 1998 are estimated at $22.0 million.

       Assets held for sale as of the year end include the land, building and improvements mentioned above, leasehold improvements at an existing store for which the lease rights will be sold for an expected profit in fiscal 1998, and inventory and fixed assets related to the Company's toys and sporting goods departments which were sold in fiscal 1998 pursuant to the transactions described below.

       In July 1997, the Company entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd.("VCM"). An asset and stock purchase agreement along with an operating agreement were signed on July 14, 1997 pursuant to which VCM would 1) purchase 100% of the issued and outstanding capital stock of L.F. Widmann, Inc. ("Widmann"), a related party company, which operated the Company's health and beauty aid departments as licensed departments and 2) purchase $15.0 million of inventory and other assets from the Company related to its owned toys and sporting goods departments. These transactions were completed in August 1997. VCM will operate the health and beauty aids and toys and sporting goods departments in the Company's stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and administrative charges. The Company will also provide certain personnel, administrative and service functions for which it will receive a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiations of terms if certain minimum requirements are not met. The Company will account for its fifty percent interest in the joint venture under the equity method.

       At August 2, 1997 the Company had a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At August 2, 1997 the prime rate was 8.5%, borrowings aggregated $12.0 million and $21.0 million of letters of credit were issued and outstanding for merchandise purchases leaving $67.0 million available under the facility. During the second quarter of fiscal 1997 the Company completed a private placement for $50.0 million of senior unsecured notes and used the proceeds to repay demand notes payable. The senior unsecured notes require principal payments of $2.1 million in December 1997 and 1998 and payments of $9.1 million annually beginning December 1, 1999 through December 1, 2003 and bear interest at an average fixed rate of 7.22% per annum. In July 1997, the Company made the final $10.0 million payment on the senior notes which carried a 5.73% fixed annual rate. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility and other sources of financing will be sufficient to meet its future obligations including capital expenditures.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995
       The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, the Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: the ability of the Company's new senior management team to implement its strategies, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedules of the Company and the Independent Auditors' Report thereon are filed pursuant to this
Item 8 and are included in this report beginning on page F-1.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 27, 1997, the Company engaged the services of Deloitte & Touche LLP to serve as the Company's independent auditor. In connection with the dismissal of Coopers & Lybrand L.L.P. and the retention of Deloitte & Touche LLP, the Company filed a Current Report on Form 8-K relating thereto on May 27, 1997.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information appearing under the caption "PROPOSAL ONE: ELECTION OF DIRECTORS" on pages 6 through 9 of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 2, 1997, is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION.

         The information appearing in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 2, 1997 under the caption "PROPOSAL ONE: ELECTION OF DIRECTORS" on pages 10 through 13, is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" appearing on pages 4 and 5 of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 2, 1997, is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the caption "RELATIONSHIP WITH SSC AND ITS AFFILIATES" appearing on pages 16 through 19 of the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 2, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
                  FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS
           The documents listed below are filed as part of this Form 10-K:

                                                                                               Page in
                                                                                              Form 10-K
                                                                                              ---------
           Independent Auditors' Report                                                          F - 1
           Consolidated Balance Sheets at August 2, 1997 and August 3, 1996                      F - 3
           Consolidated Statements of Income for the years ended August 2, 1997, August 3,
              1996 and July 29, 1995                                                             F - 4
           Consolidated Statements of Shareholders' Equity for the years ended August 2,
              1997, August 3, 1996 and July 29, 1995                                             F - 5
           Consolidated Statements of Cash Flows for the years ended August 2,
              1997, August 3, 1996 and July 29, 1995                                             F - 6
           Notes to the Consolidated Financial Statements                                        F - 7

14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
           The schedule listed below is filed as part of this Form 10-K:

            Schedule II.   Valuation and Qualifying Accounts and Reserves                        S-1

         Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

14(a)(3) EXHIBITS:

         See Index to Exhibits which begins on Page E-1.

14(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended August 2, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       VALUE CITY DEPARTMENT STORES, INC.

Date: October 30, 1997        By:                         *
                                 ----------------------------------
                                 (Martin P. Doolan, President and CEO)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                    DATE
---------                            -----                                    ----
          *                  Chairman of the                                10/30/97
-------------------------    Board of Directors
(Jay L. Schottenstein)

          *                  Vice Chairman of the                           10/30/97
-------------------------    Board of Directors
(Saul Schottenstein)         Director

          *                  President, Chief Executive Officer             10/30/97
-------------------------    (Principal Executive Officer) and Director
(Martin P. Doolan)

/s/ Robert M. Wysinski       Senior Vice President, Secretary               10/30/97
-------------------------    and Treasurer (Principal
(Robert M. Wysinski)         Financial Officer)
                             Director

          *                  Controller, Assistant Treasurer                10/30/97
-------------------------    and Assistant Secretary (Principal
(Richard L. Walters)         Accounting Officer)

          *                  Director                                       10/30/97
-------------------------
(Geraldine Schottenstein)

          *                  Director                                       10/30/97
-------------------------
(Jon P. Diamond)

          *                  Director                                       10/30/97
-------------------------
(Norman Lamm)

          *                  Director                                       10/30/97
-------------------------
(Richard Gurian)

          *                  Director                                       10/30/97
-------------------------
(Robert L. Shook)

                             Director                                       10/30/97
-------------------------
(Ari Deshe)

*By:/s/ Robert M. Wysinski
    ----------------------
     Robert M. Wysinski
     (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

                  We have audited the accompanying consolidated balance sheet of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the Company) as of August 2, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included its financial statement schedule for the year ended August 2, 1997 listed in the index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of August 2, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1997 financial statement schedule, when considered in relation to the basic 1997 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Deloitte & Touche LLP




Columbus, Ohio
October 13, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

         We have audited the accompanying consolidated balance sheet and financial statement schedule of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation), its partnerships and its wholly owned subsidiaries (the Company) as of August 3, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended August 3, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Value City Department Stores, Inc., its partnerships and its wholly owned subsidiaries as of August 3, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended August 3, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.




Columbus, Ohio
October 28, 1996

                          CONSOLIDATED BALANCE SHEETS
                      at August 2, 1997 and August 3, 1996
                      (in thousands, except share amounts)

---------------------------------------------------------------------------------------------------
                                              ASSETS
                                                                     1997                  1996
---------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and equivalents                                              $11,614              $10,484
  Accounts receivable, net                                            5,683                4,525
  Receivables from affiliates                                         1,084                  769
  Inventories                                                       236,784              261,370
  Prepaid expenses and other assets                                  12,137                8,569
  Assets held for sale                                               20,776                  -
  Deferred income taxes                                               9,208                8,928
                                                                   --------             --------
         TOTAL CURRENT ASSETS                                       297,286              294,645

PROPERTY AND EQUIPMENT, AT COST:
  Furniture, fixtures and equipment                                 141,588              129,081
  Leasehold improvements                                             97,798               78,217
  Building                                                              -                  4,100
  Capital leases                                                     15,213                8,973
                                                                   --------             --------
                                                                    254,599              220,371
  Accumulated depreciation and amortization                        (101,148)             (87,610)
                                                                   --------             --------
         Property and equipment, net                                153,451              132,761

NOTES RECEIVABLE, NONCURRENT                                            -                  2,613
OTHER ASSETS                                                          7,236                6,991
                                                                   --------             --------

         TOTAL ASSETS                                              $457,973             $437,010
                                                                   ========             ========


---------------------------------------------------------------------------------------------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                  $69,649              $70,711
  Accounts payable to affiliates                                     11,344                7,402
  Demand note payable                                                12,000                  -
  Accrued expenses:
    Compensation                                                      8,882                9,056
    Taxes                                                            11,753               12,216
    Other                                                            22,901               23,027
  Current maturities of long-term obligations                         2,281               10,836
                                                                    -------             --------
         TOTAL CURRENT LIABILITIES                                  138,810              133,248

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                     57,763               46,942

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                4,960                4,448

EXCESS NET ASSETS OVER COST OF ACQUIRED BUSINESS                        --                   927

SHAREHOLDERS' EQUITY:
  Common shares, without par value;
    80,000,000 authorized; issued, including
    Treasury shares, 32,259,045 shares
    and 32,058,745 shares, respectively                             110,068              109,450
  Contributed capital                                                10,728                9,688
  Retained earnings                                                 139,455              135,504
  Deferred compensation expense, net                                   (982)                (368)
  Treasury shares, at cost, 368,600 shares                           (2,829)              (2,829)
                                                                   --------             --------
         TOTAL SHAREHOLDERS' EQUITY                                 256,440              251,445
                                                                   --------             --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $457,973             $437,010
                                                                   ========             ========


---------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
          Years ended August 2, 1997, August 3, 1996 and July 29, 1995
                    (in thousands, except per share amounts)


                                                                         1997             1996            1995
                                                                       52 Weeks         53 Weeks        52 Weeks
==================================================================================================================
Net sales, excluding sales
   of licensed departments                                             $1,073,399       $954,308       $871,949
Cost of sales                                                            (697,822)      (599,460)      (547,377)
                                                                       ----------       --------       --------

   Gross profit                                                           375,577        354,848        324,572

Selling, general and administrative expenses                             (385,511)      (337,097)      (317,000)
License fees from affiliates                                               17,685         15,162         13,958
Other operating income                                                      3,162          3,300          3,093
Restructuring charges                                                        (400)            --           (414)
                                                                       ----------       --------       --------

   Operating profit                                                        10,513         36,213         24,209

Amortization of excess net assets over cost                                   927          1,390          1,451
Interest expense, net                                                      (5,126)        (1,328)        (1,921)
Other income(expense), net                                                    161             33            (15)
                                                                       ----------       --------      ---------

   Income before income taxes and minority
     interest                                                               6,475         36,308         23,724

Minority interest in partnerships                                              --            (41)          (232)
                                                                       ----------       --------       --------

   Income before provision for income taxes                                 6,475         36,267         23,492

Provision for income taxes                                                 (2,524)       (14,549)        (9,673)
                                                                       ----------       --------       --------

   Net income                                                              $3,951        $21,718        $13,819
                                                                       ==========       ========       ========

------------------------------------------------------------------------------------------------------------------

Earnings per share                                                          $0.12          $0.68          $0.43
                                                                       ==========       ========       ========

Weighted average number of common
  and common equivalent shares                                             32,074         31,896         32,030
                                                                       ==========       ========       ========


------------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
         Years ended August 2, 1997, August 3, 1996, and July 29, 1995
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                   Number of Shares

                                              Common                                                Deferred
                                 Common       Shares      Common      Contributed    Retained     Compensation     Treasury
                                 Shares     in Treasury   Shares        Capital      Earnings        Expense        Shares    Total

----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 30, 1994           32,049                  $109,354      $9,811         $99,967       $(1,754)               $217,378

  Net income                                                                           13,819                                13,819
  Exercise of stock options           2                        31           7                                                    38
  Tax liability incurred on
    vested restricted shares                                             (114)                                                 (114)
  Repurchase of common shares                   149                                                            $(1,231)      (1,231)
  Amortization of deferred
    compensation expense                                                                                711                     711
                        ------------------------------------------------------------------------------------------------------------

BALANCE, JULY 29, 1995           32,051         149       109,385       9,704         113,786        (1,043)    (1,231)     230,601

  Net income                                                                           21,718                                21,718
  Exercise of stock options           8                        65           7                                                    72
  Tax liability incurred on
    vested restricted shares                                              (23)                                                  (23)
  Repurchase of common shares                   220                                                             (1,598)      (1,598)
  Amortization of deferred
    compensation expense                                                                                675                     675
                        ------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 3, 1996          32,059         369       109,450       9,688         135,504          (368)    (2,829)     251,445

  Net income                                                                            3,951                                 3,951
  Exercise of stock options          80                       618         102                                                   720
  Tax liability incurred on
    vested restricted shares                                              (52)                                                  (52)
  Grant of restricted shares        120                                   990                          (990)                     --
  Amortization of deferred
    compensation expense                                                                                376                     376
                        ------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 2, 1997          32,259         369      $110,068     $10,728        $139,455         $(982)   $(2,829)    $256,440
                        ============================================================================================================





The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years ended August 2, 1997, August 3, 1996 and July 29, 1995
                                 (in thousands)

----------------------------------------------------------------------------------------------------------

                                                                  1997             1996          1995
                                                                52 Weeks         53 Weeks      52 Weeks

----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                     $  3,951         $ 21,718        $ 13,819
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                29,583           23,903          19,341
    Amortization of excess net assets over cost                    (927)          (1,390)         (1,451)
    Minority interest in partnerships                                --               41             232
    Deferred income taxes and other
      noncurrent liabilities                                        232             (562)          4,130
    (Gain) loss on disposal of property and equipment              (161)             (33)             15
    Restructuring charges                                           400               --             414
    Change in working capital, assets
      and liabilities:
      Receivables                                                   402             (632)           (961)
      Inventories                                                10,710          (41,894)          1,030
      Prepaid expenses and other assets                         (10,511)          (3,045)         (8,201)
      Accounts payable                                            2,880           22,646         (11,452)
      Accrued expenses                                            2,184              674          11,594
                                                               --------         --------        --------
Net cash provided by operating activities                        38,743           21,426          28,510
                                                               --------         --------        --------

Cash flows from investing activities:

  Capital expenditures                                          (46,750)         (45,407)        (28,592)
  Proceeds from sale of property and equipment                       85               65              27
  Notes receivable, noncurrent                                      738           (1,960)           (653)
  Other assets                                                     (900)            (376)           (457)
                                                               --------         --------        --------
Net cash used in investing activities                           (46,827)         (47,678)        (29,675)
                                                               --------         --------        --------

Cash flows from financing activities:

  Net proceeds from issuance of common shares                       618               65              31
  Net (payments) borrowings under
    line-of-credit agreements                                   (21,000)          33,000              --
  Proceeds from issuance of
    long-term obligations                                        50,000               --              --
  Principal payments of long-term obligations                   (20,404)         (10,777)        (10,702)
  Purchase of treasury shares                                        --           (1,598)         (1,231)
  Distributions to partners in minority
    partnerships, net                                                --           (1,328)           (225)
                                                               --------         --------        --------
Net cash provided by (used in)financing
  activities                                                      9,214           19,362         (12,127)
                                                               --------         --------        --------

Net increase (decrease) in cash and equivalents                   1,130           (6,890)        (13,292)
Cash and equivalents, beginning of year                          10,484           17,374          30,666
                                                               --------         --------        --------
Cash and equivalents, end of year                              $ 11,614         $ 10,484        $ 17,374
                                                               ========         ========        ========





The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries and for fiscal 1995, two partnerships. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line off-price department stores, principally under the name "Value City." As of August 2, 1997 a total of 95 stores were open, located principally in Ohio (24 stores) and Pennsylvania (20 stores). The remaining stores are dispersed among 13 other states in the Midwest and Eastern sections of the country.

To facilitate comparisons with the current year, certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR:

During 1996, the Company changed its fiscal year end from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 had 53 weeks. Reference herein to the years ended August 2, 1997 and July 29, 1995 include 52 weeks.

CONSOLIDATION:

The consolidated financial statements include the accounts of the Company, including 75% owned partnerships in fiscal year 1995, after elimination of material intercompany accounts and transactions. During 1996 the Company bought the 25% minority interests for approximately $1,328,000 which represented the net book value of the minority interests in those partnerships.

CASH EQUIVALENTS:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES:

Merchandise inventories are stated at the lower of cost or market using the retail method.

ASSETS HELD FOR SALE:

Assets held for sale, stated at lower of cost or market, represent: 1) land, building and leasehold improvements related to a site originally purchased for store development which were sold in September 1997; 2) leasehold improvements at an existing store for which the lease rights will be sold; and 3) inventory and fixed assets related to the Company's toys and sporting goods departments which were sold in August 1997, at cost (see note 11, subsequent events).

PRE-OPENING EXPENSES:

Pre-opening expenses are charged to operations ratably over the first twelve months of a new store's operations. Pre-opening costs expensed were $6,943,000, $4,059,000 and $2,064,000 for fiscal years 1997, 1996 and 1995, respectively.

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

     Buildings                                  39 years
     Furniture, Fixtures and Equipment          5 to 10 years
     Leasehold improvements                     10 to 20 years

The Company reviews long-lived assets, and reserves for impairment, whenever events or changes in circumstances indicates the carrying amount of the assets may not be fully recoverable.

NOTES RECEIVABLE:

To facilitate acquisitions of two store leases, the Company advanced funds to two third party landlords in exchange for notes receivable bearing interest at various levels above the bank prime lending rate. One of the notes was prepaid in July 1997 and the other note in the amount of $1,906,000 as of August 2, 1997 is due in April 1998 and is classified as accounts receivable. The note is collateralized by the property under lease.

REVENUE RECOGNITION:

Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recorded on the deposit method, whereby the sale is recognized once the customer has paid for the merchandise in full.

ADVERTISING EXPENSE:

The cost of advertising is expensed as incurred. During fiscal years 1997, 1996 and 1995, advertising expense was $39,005,000, $36,020,000 and $34,129,000, respectively.

EXCESS NET ASSETS OVER ACQUISITION COST OF ACQUIRED BUSINESS:

The excess of net assets over acquisition cost of acquired business was amortized over seven years and was fully amortized in the third quarter of fiscal 1997.

In fiscal year 1995, the Company wrote off $262,000 related to the closing of a former GB store.

RESTRUCTURING CHARGES:

During fiscal years 1997 and 1995, the Company recognized $400,000 and $414,000, respectively, of net expenses for certain employee termination benefits and other exit costs related to closing one store in 1997 and two stores in 1995 pursuant to their lease expirations. Net charges to the 1995 reserve aggregated $300,000 in 1995 and $114,000 in 1996. The operating losses to close the two stores, exclusive of the restructuring charge, aggregated approximately $600,000 during the year ended July 29, 1995.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

SFAS No. 128, "Earnings Per Share," specifies the computation, presentation and disclosure requirements for basic and dilutive earnings per share and is effective for annual and interim periods ending after December 15, 1997 with early application not permitted. The adoption of SFAS No. 128 is not expected to have a significant impact on the reported earnings per share of the Company.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. At this time, the Company has not determined the impact, if any, this standard will have on the Company's financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. At this time, the Company has not determined the impact, if any, this standard will have on the Company's financial statements.

3.       RELATED PARTY TRANSACTIONS

The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 63% of the Company's common shares. Sales of merchandise from the Company's warehouses generally are at cost plus handling charges. The Company also purchases certain directly shipped merchandise on behalf of affiliates of SSC. Such merchandise is billed by the Company to affiliates at cost plus delivery charges. The related party transactions are as follows:

                                  1997    1996     1995
--------------------------------------------------------------
                                     (in thousands)
Purchases of merchandise
 from affiliates                $4,477    $6,621   $4,446
Merchandise sold to
 affiliates, including
 handling charges                   12       354    1,348
Merchandise purchased
 on behalf of and shipped
 directly to affiliates, at
 cost plus delivery charges          4        46       --
--------------------------------------------------------------


Not included in the preceding table are purchases made through SSC's Importing Division which charges the Company its cost plus an administrative charge.

The Company has license agreements with L.F. Widmann, Inc. ("Widmann") and Shonac Corporation ("Shonac"), both related parties as a result of significant ownership of such entities by SSC. The license agreement with Widmann for the operation of health and beauty aid departments in certain of the Company's stores expired in 1997 and all of the issued and outstanding capital stock of Widmann was purchased by VCM, Ltd.("VCM")(see note 11, subsequent events). The license agreement with Shonac is for the operation of shoe departments in all of the Company's stores and expires in 2004. Both license agreements provide for fees based on percentages of sales, as defined. Sales of licensed departments and the related license fees earned are as follows:


                               1997      1996       1995
--------------------------------------------------------------
                                     (in thousands)
Widmann
  Sales                     $38,198    $40,643    $42,548
  License fees                1,841      1,942      2,339

Shonac
  Sales                    $144,035   $120,949   $105,615
  License fees               15,844     13,220     11,619
--------------------------------------------------------------


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

The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $6,101,000, $6,696,000 and $6,832,000 in fiscal years 1997, 1996 and 1995, respectively, for such coverage.

During 1997 and 1996, the Company contributed $1,120,000 each year to a private charitable foundation controlled by the Schottenstein family.

4.       LEASES

The Company operates stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2017 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

The Company has entered into several leasing agreements with SSC and affiliates. Under two Master Lease Agreements, as amended, the Company leases fourteen store locations and three other facilities owned by SSC for an annual minimum rent of $4,627,000 and additional contingent rents based on aggregate sales in excess of specified sales levels for the store locations. The Company also leased or subleased from SSC and affiliates eighteen store locations, six warehouse facilities and a parcel of land for specified minimum rentals, plus contingent rents based on sales in excess of specified sales levels for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

On August 12, 1997, seventeen of the related party leases (thirteen stores and four other facilities) were renegotiated and became new unrelated party leases pursuant to a sale-leaseback transaction between SSC and a third party. Eleven of the properties (eight stores and three other facilities) had been leased under the Master Lease agreements mentioned above. All of the new leases for the thirteen stores covered by the SSC sale leaseback transaction eliminate percentage rents and provide for increased fixed rents for an initial twenty year term.

The Company had a capital lease agreement for transportation equipment that expired in 1997. Similar equipment was obtained under a new operating lease agreement. The Company incurred new capital lease obligations aggregating $9,400,000 and $5,800,000 in 1997 and 1996, respectively, to obtain store facilities. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $442,000 and $2,172,000 at August 2, 1997 and August 3, 1996, respectively.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at August 2, 1997 are as follows:

                            Operating Leases
Fiscal                                   Related
Year               Capital   Unrelated    Party
Ending              Leases Party Leases  Leases     Total
---------------------------------------------------------
(in thousands)
1998            $   918     $25,637      $8,049   $34,604
1999                944      24,909       7,784    33,637
2000                944      22,442       7,710    31,096
2001                944      20,593       7,734    29,271
2002                944      19,705       5,745    26,394
Future Years     22,081     176,230      62,732   261,043
---------------------------------------------------------

Total minimum
 lease payments   26,775

Less amount
 representing
 interest        (16,791)
                 -------

Present value
 of minimum
 lease payments    9,984

Less current
 portion             (78)
                 -------

Total net        $ 9,906
                 =======


The Company operates apparel, houseware and domestic departments in two stores owned by a related party under a license agreement and pays a license fee of 11% of sales against an aggregate minimum license fee of $733,000 per annum. Two-thirds of this fee is charged to rent expense and the remainder is charged to advertising expense.

The composition of rental expense is:

                              1997      1996         1995
---------------------------------------------------------
                                    (in thousands)
Minimum rentals:
 Unrelated parties         $14,878    $13,222     $11,625
 Related parties            15,043     11,400       9,156

Contingent rentals:
 Unrelated parties           2,469      2,288       2,580
 Related parties             2,366      1,757       1,594
                           -------    -------     -------

 Total                     $34,756    $28,667     $24,955
                           =======    =======     =======
---------------------------------------------------------


Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1997 and 1996 the balance of deferred rent was $856,000 and $560,000 and is included in other noncurrent liabilities.

5.       LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations consist of the following:

                                        1997         1996
--------------------------------------------------------------
                                         (in thousands)
Senior notes                                --    $20,000
Senior unsecured notes                 $50,000         --
Demand note payable
 subsequently refinanced                    --     33,000
Capital lease obligations                9,984      4,538
Other                                       60        240
                                       -------    -------
                                        60,044     57,778
Less current maturities                 (2,281)   (10,836)
                                       -------    -------
                                       $57,763    $46,942
                                       =======    =======
--------------------------------------------------------------


The final annual principal payment of $10.0 million on the senior notes was paid in July 1997.

During 1997, the Company completed a private placement for $50.0 million of senior unsecured notes. The proceeds were used to repay demand notes payable. At August 3, 1996, $33.0 million of the demand notes was classified as long-term obligations as the Company had obtained commitments from investors for the private placement. The senior unsecured notes require principal payments of $2,143,000 in December 1997 and 1998 and payments of $9,143,000 annually beginning December 1999 through December 2003 and bear interest at an average fixed rate of 7.2% per annum.

The terms of the senior unsecured notes require the Company to comply with certain restrictive covenants, maintain minimum income and net worth levels and meet certain financial ratio tests during the terms of the debt. The most restrictive of these covenants is that the Company's consolidated funded debt (as defined in the debt agreement) may not exceed 50% of consolidated total capitalization (as defined). At August 2, 1997, the Company was in compliance with the required covenants.

Other long-term obligations represent an Industrial Revenue Bond with interest related to the prime rate and is payable through November 1997.

The book value of notes payable and long-term debt approximates fair value.

At August 2, 1997, the Company had available from its bank a $100.0 million credit facility. All borrowings under the credit facility bear interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At August 2, 1997, direct borrowings aggregated $12.0 million and $21.0 million of letters of credit were issued and outstanding for merchandise purchases leaving $67.0 million available under the facility. The weighted average interest rate on short-term borrowings during fiscal years 1997 and 1996 was 7.11% and 7.30%, respectively.

6.       BENEFIT PLANS

The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Full-time employees who have attained twenty-one years of age and have completed one year of service can contribute up to fifteen percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company will match up to three percent of participants' eligible compensation. Additionally, the Company contributes a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $3,540,000, $3,197,000 and $2,971,000 for fiscal years 1997,
1996 and 1995, respectively. Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer pension plans, the costs of which are not material to the consolidated financial statements.

The Company provides an Associate Stock Purchase Plan. Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for fiscal years 1997, 1996 and 1995 were not material to the consolidated financial statements.

7.       SHAREHOLDERS' EQUITY

During fiscal year 1993, the Company issued common shares to certain key employees pursuant to its 1992 Bonus Stock Plan (the "1992 Plan"). The 1992 Plan consists of a one time grant of restricted shares issued pursuant to a form of restricted stock agreement between the Company and the employee. Also, during fiscal year 1997, the Company issued common shares to certain new key employees pursuant to each individuals employment agreement. The 1997 agreements were approved by the Board of Directors and each consists of a one time grant of restricted shares. As a result, the Company recorded the market value of the shares at the date of grant of $2,100,000 in 1993 and $990,000 in 1997 as deferred compensation expense. The agreements condition the vesting of the shares upon continued employment with the Company with such restrictions expiring as to 20% of the shares on each of the five anniversary dates of the grants. Deferred compensation is charged to income on a straight-line basis over the period during which the restrictions lapse.

On December 21, 1994, the Board of Directors authorized the purchase during the period through December 20, 1995 of up to $5,000,000 of the Company's common shares. As of August 3, 1996, the Company acquired a total of 368,600 shares at an average price of $7.67 per share for a total of $2,829,000.

8.STOCK OPTION PLANS

During fiscal year 1993, the Company adopted a Non-employee Director Stock Option Plan (the "Non-employee Director Plan") which provides for the issuance of options to purchase up to 130,000 common shares. Prior to March 30, 1995, one option to purchase 2,000 common shares was automatically granted to each non-employee director on the first New York Stock Exchange ("NYSE") trading day in each calendar year for five years beginning in fiscal year 1993. An amendment, effective March 30, 1995, increased the grant to one option to purchase 1,000 common shares on the first NYSE trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holder's service as a director of the Company.

The Company adopted the 1991 Stock Option Plan which provides for the grant of options to purchase up to 2,500,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

On March 30, 1995, The Stock Options Committee ("the Committee") of the Board of Directors determined that the outstanding options which had been granted previously at exercise prices of $9.75 and higher would no longer provide sufficient incentives as a result of the decline in market price of the Company's common shares. Accordingly, the Committee authorized the "repricing" of the originally issued options by canceling the outstanding options and granting the same number of new options. The new options were priced at $8.06, which, in accordance with the formula in the stock option plan, was determined by averaging the low of $7.88 and the high of $8.25, the trading prices of the Company's common shares on March 30, 1995.

The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") for fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995:

                             1997                      1996                     1995
                      Shares      WAEP           Shares      WAEP        Shares      WAEP
-------------------------------------------------------------------------------------------------------------------
                                    (Shares in thousands)
Outstanding
  beginning
  of year             1,603       $ 7.91          1,374       $8.20         811       $8.29
Granted               1,043        10.26            378        6.98         605        8.05
Exercised               (79)        7.69             (8)       8.06          (2)       8.06
Cancelled              (169)        8.44           (141)       8.14         (40)       8.06
                    -------                      ------                 -------
Outstanding
  end of
  year                2,398         8.90          1,603        7.91       1,374        8.20
                    =======                      ======                 =======

Options
  exercisable
  end of
  year                  808       $ 8.22           679        $8.28         441       $8.42
                    =======                      ======                 =======

Shares
  available for
  additional
  grants                 80                        174                      412
                    =======                      ======                 =======

-------------------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding as of August 2, 1997:

              Options Outstanding           Options Exercisable
              -------------------           -------------------
                      Weighted
                      Average       Weighted          Weighted
Range of              Remaining     Average           Average
exercise              Contract      Exercise          Exercise
prices    Shares      Life          Price     Shares  Price
--------------------------------------------------------------
               (Shares in thousands)
$5.87-
 $7.94        258       8yrs        $6.71       49    $6.91

$8.06-
 $11.19     1,882       8yrs        $8.47      743    $8.10

$13.69-
 $20.25       258       9yrs       $14.27       16   $17.47
--------------------------------------------------------------

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and accordingly has elected to retain the intrinsic value method of accounting for stock-based compensation. Had the compensation cost for the Company's stock-option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                  1997           1996
----------------------------------------------------------------
                   (in thousands, except per share data)
Net income:
     As reported                  $3,951         $21,718
     Pro forma                    $3,373         $21,548
Primary and fully diluted
   earnings per share:
     As reported                   $0.12           $0.68
     Pro forma                     $0.11           $0.68

----------------------------------------------------------------


To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 37.6% and 40.6%, dividend yield of 0%, risk-free interest rates of 6.3% and 6.5%, and expected lives of 6.5 years. The weighted average fair value of options granted in 1997 and 1996 was $5.06 and $3.68 respectively.

Consistent with SFAS No. 123, pro-forma net income and earnings per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of that to be expected in future years.

9.       COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.

The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $200,000 of programing changes which are scheduled for completion in 1998. The POS system will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1,000,000.

10.INCOME TAXES

The provision for income taxes consists of the following:

                           1997         1996        1995
----------------------------------------------------------------
                                   (in thousands)
Current:
  Federal                 $2,417       $11,315      $5,272
  State and local            699         2,588       1,014
                          ------       -------      ------
                           3,116        13,903       6,286
Deferred:
  Federal                   (533)          474       2,865
  State and local            (59)          172         522
                          ------       -------      ------
                            (592)          646       3,387
                          ------       -------      ------
Income tax expense        $2,524       $14,549      $9,673
                          ======       =======      ======
----------------------------------------------------------------



The provision (benefit) for deferred income taxes includes the following amounts:

                                 1997     1996        1995
----------------------------------------------------------------
                                     (in thousands)
Type of temporary differences:
  Basis differences
    in inventory                 $(950)   $(279)       $70
  Store closing reserve           (183)      21         45
  Depreciation                     186      526        394
  Amortization of excess
    net assets over cost           382      572        612
  Other                            (27)    (194)     2,266
                               -------     ----     ------
                                 $(592)    $646     $3,387
                               =======     ====     ======
----------------------------------------------------------------



A reconciliation of the expected income taxes based upon the statutory federal rate and the effective rate for the years ended August 2, 1997, August 3, 1996 and July 29, 1995 are as follows:

                                          1997       1996      1995
-----------------------------------------------------------------------
                                      (in thousands)
Income tax expense at
 federal statutory rate                   $2,266    $12,693   $8,222
Jobs credit                                  (59)        --     (495)
State and local taxes, net                   161      1,794    1,344

Change in estimates                           --         --      508
Other                                        156         62       94
                                          ------    -------   ------

                                          $2,524    $14,549   $9,673
                                          ======    =======   ======
-----------------------------------------------------------------------


The components of the net deferred tax asset as of August 2, 1997 and August 3, 1996 are:

                                            1997    1996
----------------------------------------------------------------
                                            (in thousands)
Deferred Tax Assets:
  Basis differences in inventory          $8,187     $7,237
  Basis differences in fixed assets        2,302      2,467
  Accrued expenses                           181      1,616
  Other state and local taxes              1,847      1,652
  Excess net assets over cost of
    acquired business                         --        382
  Deferred compensation                      150        270
  Amortization of lease
     acquisition costs                     2,174      1,002
  Other                                    1,320        615
                                          ------     ------
                                          16,161     15,241

Deferred Tax Liabilities:
  Depreciation                            (7,508)    (7,322)
  Capital leases                          (1,915)      (905)
  Prepaid expenses                          (993)      (838)
  Other                                     (640)    (1,136)
                                         -------    -------
                                         (11,056)   (10,201)
                                         -------    -------
Total net                                 $5,105     $5,040
                                         =======    =======
----------------------------------------------------------------



The net deferred tax asset is recorded on the Company's consolidated balance sheet as of August 2, 1997 and August 3, 1996 as follows:

                                            1997     1996
----------------------------------------------------------------
                                            (in thousands)
Current deferred tax asset                 $9,208     $8,928

Non-current deferred tax liability         (4,103)    (3,888)
                                           ------     ------

Net deferred tax asset                     $5,105     $5,040
                                           ======     ======
----------------------------------------------------------------



11.SUBSEQUENT EVENTS

In July 1997, the Company entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc.("Mazel") to create VCM. An asset and stock purchase agreement along with an operating agreement were signed on July 14, 1997 pursuant to which VCM would 1) purchase 100% of the issued and outstanding capital stock of Widmann which operated the Company's health and beauty aid departments as licensed departments and 2) purchase $15.0 million of inventory and other assets from the Company related to its owned toys and sporting goods departments. These transactions were completed in August 1997. VCM will operate the health and beauty aids and toys and sporting goods departments in the Company's stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company will also provide certain personnel, administrative and service functions for which it will receive a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. The Company will account for its fifty percent interest in the joint venture under the equity method.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
FISCAL YEAR ENDED AUGUST 2, 1997
                                               1st Qtr          2nd Qtr.        3rd Qtr.        4th Qtr.
                                                11/2/96        2/1/97(1)          5/3/97          8/2/97
                                              (13 weeks)       (13 weeks)      (13 weeks)      (13 weeks)
                                              ----------------------------------------------------------------
Net Sales                                      $ 266,076       $ 322,995       $ 233,660       $ 250,668
Cost of Sales                                   (167,619)       (204,706)       (153,686)       (171,811)
                                               ---------       ---------       ---------       ---------
  Gross Profit                                    98,457         118,289          79,974          78,857
Selling, general and
 administrative expenses                         (93,591)       (102,085)        (91,825)        (98,010)
License fees and other
 operating income                                  5,301           5,541           4,990           5,015
Restructuring charge                                --              --              --              (400)
                                               ---------       ---------       ---------       ---------
  Operating profit (loss)                         10,167          21,745          (6,861)        (14,538)
Interest expense, net                             (1,194)         (1,147)         (1,271)         (1,514)
Amortization of excess
 net assets over cost                                348             347             232            --
Other income (expense), net                          153             (19)              4              23
                                               ---------       ---------       ---------       ---------
  Income before (provision)
   benefit for income taxes                        9,474          20,926          (7,896)        (16,029)
(Provision) benefit for
  income taxes                                    (3,772)         (7,987)          3,034           6,201
                                               ---------       ---------       ---------       ---------
  Net income (loss)                            $   5,702       $  12,939       $  (4,862)      $  (9,828)
                                               =========       =========       =========       =========
  Earnings (loss) per share                    $    0.18       $    0.40       $   (0.15)      $   (0.31)
                                               =========       =========       =========       =========


FISCAL YEAR ENDED AUGUST 3, 1996
                                                1st Qtr         2nd Qtr.        3rd Qtr.        4th Qtr.
                                                10/28/95       2/3/96(1)          5/4/96          8/3/96
                                               (13 weeks)      (14 weeks)      (13 weeks)      (13 weeks)
                                               ----------------------------------------------------------------
Net Sales                                      $ 217,790       $ 296,390       $ 207,620       $ 232,508
Cost of Sales                                   (134,740)       (184,833)       (131,437)       (148,450)
                                               ---------       ---------       ---------       ---------
  Gross Profit                                    83,050         111,557          76,183          84,058
Selling, general and
 administrative expenses                         (83,376)        (89,523)        (79,434)        (84,764)
License fees and other
 operating income                                  4,657           4,832           4,340           4,633
                                               ---------       ---------       ---------       ---------
  Operating profit                                 4,331          26,866           1,089           3,927
Interest expense, net                               (446)           (204)             13            (691)
Amortization of excess
 net assets over cost                                348             347             348             347
Other income (expense), net                           40               3               4             (14)
                                               ---------       ---------       ---------       ---------
  Income before minority interest                  4,273          27,012           1,454           3,569
Minority Interest                                    (41)           --              --              --
                                               ---------       ---------       ---------       ---------
  Income before provision
   for income taxes                                4,232          27,012           1,454           3,569
Provision for income taxes                        (1,730)        (10,841)           (556)         (1,422)
                                               ---------       ---------       ---------       ---------
  Net income                                   $   2,502       $  16,171       $     898       $   2,147
                                               =========       =========       =========       =========
  Earnings per share                           $    0.08       $    0.51       $    0.03       $    0.07
                                               =========       =========       =========       =========

(1) The results of operations for the quarters ended 2/1/97 and 2/3/96 include reductions of $1.9 million and $4.4 million, respectively, to cost of sales representing the annual book to physical adjustment for the physical inventory completed in the respective quarters.

13.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                    1997              1996             1995
                              -----------------------------------------------------
                                                 (in thousands)
Cash paid during the year for:
    Interest                        $5,700           $ 2,255          $ 2,409
                                    ======           =======          =======

    Income taxes                   $10,365           $ 8,972          $ 8,493
                                   =======           =======          =======

Supplemental schedule of non-cash investing and financing activities:

The Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $6,155,000 and $3,906,000 were capitalized as of August 2, 1997 and August 3, 1996, respectively, under the captions of property and equipment and long-term obligations in relation to these leases.

Amounts of $3,297,000 and $5,992,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of August 2, 1997 and August 3, 1996, respectively.

                       VALUE CITY DEPARTMENT STORES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                            COLUMN B              COLUMN C              COLUMN D              COLUMN E
--------------------------------------------------------------------------------------------------------------
                                   Balance at             Charge to                                  Balance at
                                    Beginning             Costs and                                      End
Description                         Of Period             Expenses           Deductions (1)           Of Period
---------------------------------------------------------------------------------------------------------------
Allowance deducted
  from asset to which
  it applies:
     Allowance for
     doubtful accounts:

     Year ended:
       July 29, 1995                    $992                 $467                  $986                  $473
       August 3, 1996                    473                  294                   276                   491
       August 2, 1997                    491                  531                   659                   363


     Allowance for
     Markdowns:

     Year ended:
       July 29, 1995                    $ 0                    $0                    $0                    $0
       August 3, 1996                     0                     0                     0                     0
       August 2, 1997                     0                $4,311                     0                $4,311


Reserves
     Store Closing
     Reserve:

     Year ended:
       July 29, 1995                     $0                  $414                  $299                  $115
       August 3, 1996                   115                   (21)                   94                     0
       August 2, 1997                     0                   400                     5                   395


(1) The deductions in Column D are amounts written off against the respective reserve.

                               INDEX TO EXHIBITS


Exhibit
                                                                                                Exhibit Index
  No.                                                 Description                                   Page No.
-------                                               -----------                                   --------
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

 10.1.3  Corporate Services Agreement, dated                  Previously filed as Exhibit 10.1.3 to
         October 1996 between the Company                     Form 10-K (file no. 1-10767) filed
         and SSC.                                             November 1, 1996, and incorporated
                                                              herein by reference.

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

   10.4  License Agreement, dated July 1, 1987,               Previously filed as Exhibit 10.4 to
         as amended, between the Company, by                  Form S-1 Registration Statement (file no.
         assignment from SSC, and L.F. Widmann,               33-40214) filed April 29, 1991, and
         Inc. re health and beauty aids departments.          incorporated herein by reference.

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

 10.4.4  Letter Agreement dated May 1, 1996,                  Previously filed as Exhibit 10.4.4 to
         between the Company and L.F. Widmann,                Form 10-K (file no. 1-10767) filed
         Inc. extending the license agreement dated           November 1, 1997, and incorporated
         July 1, 1987 to June 30, 1997.                       herein by reference.

   10.6  Employment Agreement, dated April 26,                Previously filed as Exhibit 10.6 to
         1991, between George Iacono and                      Form S-1 Registration Statement (file no.
         the Company.                                         33-40214) filed April 29, 1991, and
                                                              incorporated herein by reference.

 10.6.1  Agreement, effective as of May 13, 1997
         between George Iacono and the Company
         re non-renewal of employment contract.



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

 10.9.3  Exercise of the first five-year renewal              Previously filed as Exhibit 10.9.3 to
         option commencing August 1, 1996                     Form 10-Q (file no. 1-10767) filed
         under Master Store Lease, dated                      March 19, 1996, and incorporated
         June 5, 1995, as amended, between                    herein by reference.
         the Company, as lessee, and SSC, as
         lessor, re fourteen stores.

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


10.10.2  Second Amendment to Master Warehouse                 Previously filed as Exhibit 10.10.2 to
         Lease, dated June 1993, between the                  Form 10-K (file no. 1-10767) filed
         Company, as lessee, and SSC, as lessor, re           October 26, 1993, and incorporated
         three warehouse, office, and shop                    herein by reference.
         locations.

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

  10.49  Agreement of lease, dated 1996                       Previously filed as Exhibit 10.49 to
         between the Company, as tenant,                      Form 10-K (file no. 1-10767) filed
         and SSC, as landlord, re the Melrose                 November 1, 1997 and incorporated
         Park, IL store.                                      herein by reference.

  10.50  Agreement of Lease, dated October 4,                 Previously filed as Exhibit 10.50 to
         1996, between the Company, as tenant,                Form 10-K (file no. 1-10767) filed
         and Hickory Ridge Pavilion, Ltd., as                 November 1, 1997 and incorporated
         landlord, re the Memphis, TN store.                  herein by reference.

  10.51  Asset and Stock Purchase Agreement,
         dated as of July 14, 1997, by and among
         VCM, LTD., Mazel Stores, Inc., Valley
         Fair Corporation L.F. Widmann, Inc. and
         Value City Department Stores, Inc.

  10.52  Employment Agreement, dated July 15,
         1997, between Martin P. Doolan and the
         Company.

  10.53  Restricted Stock Agreement dated
         July 14, 1997 between Martin P. Doolan and the
         Company.

   16.1  Letter re change in certifying Accountant            Previously filed as Exhibit 16.1 to
                                                              Form 8-K (file no. 1-10767) filed
                                                              May 27, 1997 and incorporated
                                                              herein by reference.

     21  List of  Subsidiaries

     23  Consent of Deloitte & Touche LLP

     27  Financial Data Schedule