Form 10-Q
period 1997-11-01
VALUE CITY DEPARTMENT STORES INC /OH
filed 1997-12-16
CIK 874444

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 1, 1997

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

                               Yes   X      No
                                   -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                       Outstanding at December 5, 1997
   -------------------------------          -------------------------------
   Common Stock, Without Par Value                 31,892,045 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

================================================================================

                                                                                      PAGE NO.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheets
                      November 1, 1997 and August 2, 1997                                   3

                 Consolidated Statements of Income
                      Three months ended November 1, 1997
                      and November 2, 1996                                                  4

                 Consolidated Statements of Cash Flows
                      Three months ended November 1, 1997
                      and November 2, 1996                                                  5

                 Notes to the Consolidated Financial Statements                             6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                        7

         Item 3. Quantitative and Qualitative Disclosures about Market Risk               N/A


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

         Item 6. Exhibits and Reports on Form 8-K

                 Part A:  Exhibit 27      Financial Data Schedule for First Quarter
                                          Form 10-Q

                          Exhibit 10.1.4  Corporate Services Agreement, dated
                                          October 13, 1997, between the Company
                                          and SSC.

                 Part B:  Reports on Form 8-K                                             N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                       NOVEMBER 1,      AUGUST 2,
                                                          1997            1997
                                                       -----------      ---------
        ASSETS

Current assets:
   Cash and equivalents                                 $  22,206       $  11,614
   Accounts receivable, net                                 4,471           5,683
   Receivables from affiliates                              1,297           1,084
   Inventories                                            242,511         236,784
   Prepaid expenses and other assets                        4,334          12,137
   Assets held for sale                                       239          20,776
   Deferred income taxes                                    9,597           9,208
                                                        ---------       ---------
        Total current assets                              284,655         297,286

Property and equipment, at cost:
   Furniture, fixtures and equipment                      143,072         141,588
   Leasehold improvements                                  97,536          97,798
   Capital leases                                          15,303          15,213
                                                        ---------       ---------
                                                          255,911         254,599
   Accumulated depreciation and amortization             (106,305)       (101,148)
                                                        ---------       ---------
        Property and equipment, net                       149,606         153,451

Investment in unconsolidated joint venture                  8,528              --
Other assets                                                7,932           7,236
                                                        ---------       ---------
        Total assets                                    $ 450,721       $ 457,973
                                                        =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  79,564       $  69,649
   Accounts payable to affiliates                           7,552          11,344
   Demand note payable                                         --          12,000
   Accrued expenses:
        Compensation                                        6,112           8,882
        Taxes                                              11,126          11,753
        Other                                              21,987          22,901
   Current maturities of long-term obligations              2,182           2,281
                                                        ---------       ---------
        Total current liabilities                         128,523         138,810

Long-term obligations, net of current maturities           57,884          57,763
Deferred income taxes and other noncurrent
   liabilities                                              4,534           4,960

Shareholders' equity:
   Common shares, without par value;
   80,000,000 authorized; issued, including
   Treasury shares, 32,260,645 shares and
   32,259,045 shares, respectively                        110,079         110,068
   Contributed capital                                     10,729          10,728
   Retained earnings                                      142,733         139,455
   Less deferred compensation expense, net                   (932)           (982)
   Treasury shares at cost, 368,600 shares                 (2,829)         (2,829)
                                                        ---------       ---------
        Total shareholders' equity                        259,780         256,440
                                                        ---------       ---------
        Total liabilities and shareholders' equity      $ 450,721       $ 457,973
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

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                               THREE MONTHS ENDED
                                           --------------------------
                                           NOVEMBER 1,     NOVEMBER 2,
                                              1997            1996
                                           -----------      ---------
Total sales                                 $ 324,783       $ 312,494
Less licensed departments sales               (60,398)        (46,418)
                                            ---------       ---------
      Net owned sales                         264,385         266,076
Cost of sales                                (166,955)       (167,619)
                                            ---------       ---------
Gross profit                                   97,430          98,457

Selling, general and administrative
   expenses                                   (97,764)        (93,591)
License fees from affiliates,
   and other operating income                   7,089           5,301
                                            ---------       ---------
   Operating profit                             6,755          10,167
Interest expense, net                          (1,049)         (1,194)
Amortization of excess net assets
   over cost                                       --             348
Other income, net                                 852             153
                                            ---------       ---------
   Income before equity in loss of
      unconsolidated joint venture and
      provision for income taxes                6,558           9,474
Equity in loss of unconsolidated
   joint venture                               (1,109)             --
                                            ---------       ---------
   Income before provision
      for income taxes                          5,449           9,474
Provision for income taxes                     (2,171)         (3,772)
                                            ---------       ---------
Net income                                  $   3,278       $   5,702
                                            =========       =========

Earnings per share                          $    0.10       $    0.18
                                            =========       =========

Weighted average number of common
   and common equivalent shares                31,945          32,274
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

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================

                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                 NOVEMBER 1,    NOVEMBER 2,
                                                                    1997           1996
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  3,278       $  5,702
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                  7,024          7,183
      Amortization of excess net assets over cost                       --           (348)
      Deferred income taxes and other noncurrent liabilities          (815)        (1,690)
      Loss of unconsolidated joint venture                           1,109             --
      Gain on disposal of assets                                      (852)          (153)
      Change in working capital, assets and liabilities:
        Receivables                                                   (907)        (1,975)
        Inventories                                                 (5,727)       (43,219)
        Prepaid expenses and other assets                            6,902            (20)
        Accounts payable                                             6,123         14,845
        Accrued expenses                                            (3,642)         6,439
                                                                  --------       --------
Net cash provided by (used in) operating activities                 12,493        (13,236)
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                             (3,109)       (18,918)
   Proceeds from sale of assets                                     21,405             20
   Investment in unconsolidated joint venture                       (9,637)            --
   Other assets                                                       (408)        (3,133)
   Notes receivable                                                  1,906             26
                                                                  --------       --------
Net cash provided by (used in) investing activities                 10,157        (22,005)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net (payments) borrowings  under demand note facility           (12,000)        51,000
   Principal payments of long-term obligations                         (69)       (10,207)
   Net proceeds from issuance of common shares                          11            206
                                                                  --------       --------
Net cash (used in) provided by financing activities                (12,058)        40,999
                                                                  --------       --------

Net  increase in cash and equivalents                               10,592          5,758
Cash and equivalents, beginning of period                           11,614         10,484
                                                                  --------       --------
Cash and equivalents, end of period                               $ 22,206       $ 16,242
                                                                  ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996
                                  (UNAUDITED)

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

        The balance sheet for August 2, 1997 is condensed information taken from the audited financial statements. The interim financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

        To facilitate comparisons with the current period, certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

2.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

        In July 1997, the Company entered into agreements with Mazel Stores, Inc. to create VCM, Ltd. ("VCM"), a 50/50 joint venture. In August 1997, VCM purchased 100% of the capital stock of the company which previously operated the Company's health and beauty aid departments as licensed departments and purchased the assets of the Company's toys and sporting goods departments. VCM now operates the health and beauty aid and toys and sporting goods departments in all of the Company's stores under license and operating agreements that provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. The Company accounts for its fifty percent interest in the joint venture under the equity method. In addition, the Company has guaranteed 50% of VCM's $25,000,000 demand note facility. At November 1, 1997, VCM had $13,000,000 of total borrowings and $461,000 of issued and outstanding letters of credit under this facility.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================

THREE MONTHS ENDED NOVEMBER 1, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 1996

        Total sales, which include licensed departments sales, increased from $312.5 million to $324.8 million, an increase of $12.3 million or 3.9%. On a comparable store basis, total sales increased 1.1%. Net owned sales decreased from $266.1 million to $264.4 million; however, last year's reported sales include toys and sporting goods sales of $12.0 million. These departments are now operated by VCM, Ltd. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc., and are therefore treated as licensed department sales. Excluding these sales from the prior year period, net sales increased from $254.1 million to $264.4 million, an increase of approximately $10.3 million or 4.0%. Owned sales for stores opened during the prior year not yet considered comparable increased $8.5 million. This was partially offset by a loss of approximately $0.5 million in owned sales for one store which was closed during the current quarter. Comparable store owned sales increased $2.3 million or 1.0%.

        Gross profit decreased from $98.5 million to $97.4 million, a decrease of $1.1 million, or 1.1%. Expressed as a percentage of sales, gross profit decreased from 37.0% to 36.9%. Last year's gross profit included approximately $3.7 million related to the toys and sporting goods departments. Excluding this amount from the prior year, gross profit, as a percentage of sales, decreased from 37.3% to 36.9% due primarily to higher markdowns.

        Selling, general and administrative expenses ("SG&A") increased $4.2 million, or 4.5% from $93.6 million to $97.8 million, and increased as a percentage of sales from 35.2% to 37.0%. Stores opened during the prior fiscal year that are not yet considered comparable contributed an increase in expenses of $4.0 million. This was offset by savings of $0.2 million for a store closed during the current year. New store SG&A, as a percentage of sales, is higher than that of comparable stores, due primarily to pre-opening and depreciation expenses. Comparable store SG&A increased by approximately $0.2 million but decreased as a percentage of sales. Home office expenses, including distribution costs, increased by approximately $2.3 million, primarily to support the new stores. This was partially offset by a savings of approximately $2.1 million related to the toys and sporting goods departments for which the Company no longer directly incurs SG&A expense.

        Based upon its past experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Nine stores opened less than twelve months had a pre-tax net operating loss of $1.7 million for the current three month period, including $0.9 million of pre-opening expense amortization. Twelve stores opened less than twelve months during last year's three month period had pre-tax operating profit of $0.4 million, including $1.7 million of pre-opening expense amortization. This was primarily attributable to the high grand opening sales volume for six stores opened during the prior year's first quarter.

        License fees from affiliates and other operating income increased from $5.3 million to $7.1 million, an increase of $1.8 million or 33.7%, and increased as a percentage of sales from 2.0% to 2.7%. This is attributable to approximately $1.1 million of license fees received from VCM on their toys and sporting goods sales of $9.6 million.

        Operating profit decreased from $10.2 million to $6.8 million, a decrease of approximately $3.4 million as a result of the above factors.

        Interest expense, net of interest income, decreased from $1.2 million to $1.0 million due primarily to decreased borrowings.

        The Company no longer recognizes income for amortization of excess net assets over cost due to the amount being fully amortized as of the third quarter of fiscal 1997.

        Other income, net, increased from $153,000 to $852,000, due primarily to a gain recognized from selling the land, building and improvements at a site originally purchased for future store development.

        Equity in loss of unconsolidated joint venture represents the Company's fifty percent interest in VCM's net losses. These losses are due primarily to weak sales attributable to transitioning the toys and sporting goods and health and beauty aids merchandise inventories to a new format.

        Income before provision for income taxes decreased from $9.5 million to $5.4 million, a decrease of $4.1 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $156.1 million at November 1, 1997 compared to $158.5 million at August 2, 1997. Current ratios at those dates were 2.21 and 2.14 to 1.0, respectively.

Net cash provided by operating activities totaled $12.5 million for the three months ended November 1, 1997 and net cash used in operating activities totaled $13.2 million for the three months ended November 2, 1996. Net income, adjusted for depreciation and amortization, provided $10.3 million of operating cash flow for the three months ended November 1, 1997. In addition, operating cash flow was increased by $0.4 million representing an increase in inventories net of an increase in accounts payable of $6.1 million. For the three months ended November 2, 1996, net income, adjusted for depreciation and amortization, provided $12.9 million of operating cash flow which was decreased by $28.4 million representing an increase in inventories net of an increase in accounts payable of $14.8 million.

Net cash provided by investing activities totaled $10.2 million for the 1997 period while net cash used in investing activities totaled $22.0 million for the 1996 period. Capital expenditures during the current three months include $0.4 million for new stores, $1.0 million for capital improvements in existing stores, $0.4 million for energy management systems, $0.9 million for renovations in existing warehouses, and $0.4 million for M.I.S. equipment upgrades. Capital expenditures were offset by $21.4 million of proceeds from the sale of assets, primarily from those classified as assets held for sale as of August 2, 1997, including the land, building and improvements at a site originally purchased for future store development and the inventory and fixed assets related to the Company's toys and sporting goods departments which were sold to VCM, at cost, when it took over operation of the Company's health and beauty aid and toys and sporting goods departments as licensed departments in August 1997. The Company also incurred net cash outlays of $9.6 million to obtain a fifty percent interest in the VCM joint venture. Other investing activities include cash outlays of $0.4 million for other assets and cash receipts of $1.9 million from notes receivable. The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $0.2 million of programming changes which are scheduled for completion in 1998. The POS system will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1.0 million. Capital expenditures for the balance of the fiscal year are estimated at approximately $18.0 million.

The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At November 1, 1997, the prime rate was 8.5%, there were no direct borrowings but $6.6 million of letters of credit were issued and outstanding for merchandise purchases, leaving $93.4 million available under the facility. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.

In conjunction with the Company's investment in VCM, the Company guaranteed fifty percent of VCM's $25.0 million demand note facility. At November 1, 1997, VCM had $13.0 million of borrowings and $0.5 million of issued and outstanding letters of credit under the facility.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================

INCOME TAXES

        The effective tax rate for the three months ended November 1, 1997 and November 2, 1996 was 39.8%.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained herein or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: the ability of the Company's new senior management team to implement its strategies, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs and the ability to hire and train associates.

                          PART II - OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       VALUE CITY DEPARTMENT STORES, INC.

================================================================================

A. The Company held its 1997 Annual Meeting of Shareholders on December 2, 1997. Holders of 30,578,325 Common Shares of the Company were present representing 95.9% of the Company's 31,892,045 Common Shares issued and outstanding and entitled to vote at the meeting.

B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.


        Name                                Votes For         Votes Withheld
        ----                                ---------         --------------
        Ari Deshe                           29,965,105           613,220
        Jon P. Diamond                      29,965,082           613,243
        Martin P. Doolan                    29,965,417           612,908
        Richard Gurian                      29,965,258           613,067
        Dr. Norman Lamm                     29,965,402           612,923
        Geraldine Schottenstein             29,964,752           613,573
        Jay L. Schottenstein                29,963,454           614,871
        Saul Schottenstein                  29,963,591           614,734
        Robert L. Shook                     29,964,551           613,774
        Robert M. Wysinski                  29,965,350           612,975


C. In addition to the election of directors described above, the proposal to approve amendments to the Company's 1991 Stock Option Plan passed with 27,468,454 shares voting in favor, 2,820,413 shares voting against and 147,968 shares abstaining.

D.      Not applicable.

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


Date: December 15, 1997
-----------------------



--------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.