Form 10-Q
period 1998-01-31
VALUE CITY DEPARTMENT STORES INC /OH
filed 1998-03-17
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    --------------
                   Commission file number                  1-10767
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

                                    Yes    X         No
                                        -------         -------

                      Indicate the number of shares outstanding of each of the
                          issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at February 27, 1998
    -------------------------------             --------------------------------
    Common Stock, Without Par Value                    31,955,695 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
================================================================================

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           January 31, 1998 and August 2, 1997                                                3

                     Consolidated Statements of Income
                           Three months and six months ended
                           January 31, 1998 and February 1, 1997                                              4

                     Consolidated Statements of Cash Flows
                           Six months ended January 31, 1998
                           and February 1, 1997                                                               5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          12

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Second Quarter Form 10-Q             13

                  Part B:    Reports on Form 8-K                                                             N/A


                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                    JANUARY 31,          AUGUST 2,
                                                                       1998                 1997
                                                                  --------------         ---------
         ASSETS
Current assets:
   Cash and equivalents                                             $68,968               $11,614
   Accounts receivable, net                                           4,212                 5,683
   Receivables from affiliates                                        1,304                 1,084
   Inventories                                                      199,888               236,784
   Prepaid expenses and other assets                                  2,761                12,137
   Assets held for sale                                                 -                  20,776
   Deferred income taxes                                              7,695                 9,208
                                                                   ----------            ----------
         Total current assets                                       284,828               297,286

Property and equipment, at cost:
   Furniture, fixtures and equipment                                144,784               141,588
   Leasehold improvements                                            99,332                97,798
   Capital leases                                                    15,303                15,213
                                                                   ----------            ----------
                                                                    259,419               254,599
   Accumulated depreciation and amortization                       (111,738)             (101,148)
                                                                   ----------            ----------
         Property and equipment, net                                147,681               153,451

Investment in joint venture                                           8,855                    --
Other assets                                                          8,345                 7,236
                                                                   ----------           -----------
         Total assets                                              $449,709              $457,973
                                                                   ==========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $66,731               $69,649
   Accounts payable to affiliates                                     5,181                11,344
   Demand note payable                                                  -                  12,000
   Accrued expenses:
         Compensation                                                 5,857                 8,882
         Taxes                                                       15,541                11,753
         Other                                                       21,895                22,901
   Current maturities of long-term obligations                        2,202                 2,281
                                                                  -----------           -----------
         Total current liabilities                                  117,407               138,810

Long-term obligations, net of current maturities                     55,706                57,763
Deferred income taxes and other noncurrent  liabilities               4,213                 4,960

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
         issued, including Treasury shares, 32,271,045 shares and
         32,259,045 shares, respectively                            110,161               110,068
   Contributed capital                                               10,735                10,728
   Retained earnings                                                155,198               139,455
   Less deferred compensation expense, net                             (882)                 (982)
   Treasury shares at cost, 368,600 shares                           (2,829)               (2,829)
                                                                  -----------            ----------
         Total shareholders' equity                                 272,383               256,440
                                                                  -----------            ----------
         Total liabilities and shareholders' equity                $449,709              $457,973
                                                                  ===========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================


                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   ---------------------------            ---------------------------
                                                   JANUARY 31,     FEBRUARY 1,            JANUARY 31,     FEBRUARY 1,
                                                      1998            1997                   1998           1997
                                                      ----            ----                   ----           ----


Total sales                                      $385,184          $370,170              $709,967     $682,664
Less licensed departments sales                   (71,957)          (47,175)             (132,355)     (93,593)
                                                ----------        ----------              --------    ---------
      Net owned sales                             313,227           322,995               577,612      589,071
Cost of sales                                    (200,486)         (204,706)             (367,441)    (372,325)
                                                  --------         ---------              --------    ---------
   Gross profit                                   112,741           118,289               210,171      216,746

Selling, general and administrative expenses     (101,232)         (102,085)             (198,996)    (195,676)
License fees from affiliates,
   and other operating income                       8,232             5,541                15,321       10,842
                                                ----------        ----------             ---------    ---------
   Operating profit                                19,741            21,745                26,496       31,912
Interest expense, net                                (391)           (1,147)               (1,440)      (2,341)
Gain (loss) on disposal of assets, net                748               (19)                1,600          134
Amortization of excess net assets over cost            --               347                    --          695
                                               -----------        ----------             ---------     --------
   Income before equity in earnings (loss) of
       joint venture and provision for
       income taxes                                20,098            20,926                26,656       30,400
Equity in earnings (loss) of joint venture            327                --                  (782)          --
                                              -----------         ----------             ---------   ----------
Income before provision
       for income taxes                            20,425            20,926                25,874       30,400

Provision for income taxes                         (7,960)           (7,987)              (10,131)     (11,759)
                                               -----------       ----------             ----------    ---------
Net income                                        $12,465           $12,939               $15,743      $18,641
                                                 ========          ========              =========     ========



Earnings per share                                  $0.39             $0.41                 $0.49        $0.59
                                               ==========        ==========            ===========   ==========

Earnings per share - assuming dilution              $0.39             $0.40                 $0.49        $0.58
                                               ==========        ==========            ===========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================


                                                                                     SIX  MONTHS ENDED
                                                                                ----------------------------
                                                                                  JANUARY 31,    FEBRUARY 1,
                                                                                     1998          1997
                                                                                -------------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $15,743         $18,641
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                                 13,060          14,532
       Amortization of excess net assets over cost                                       --            (695)
       Deferred income taxes and other noncurrent liabilities                           766             322
       Loss of joint venture                                                            782              --
       Gain on disposal of assets                                                    (1,600)           (134)
       Change in working capital, assets and liabilities:
          Receivables                                                                  (655)           (963)
          Inventories                                                                36,896          21,493
          Prepaid expenses and other assets                                           8,163            (969)
          Accounts payable                                                           (9,081)         (9,942)
          Accrued expenses                                                              567             819
                                                                                    --------         --------
Net cash provided by operating activities                                            64,641          43,104
                                                                                   --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                              (7,581)        (29,046)
   Proceeds from sale of assets                                                      22,352              38
   Investment in joint venture                                                       (9,637)             --
   Other assets                                                                        (194)           (765)
   Notes receivable                                                                   1,906             103
                                                                                  ---------        ---------
Net cash provided by (used in) investing activities                                   6,846         (29,670)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net payments under demand note facility                                          (12,000)        (33,000)
   Principal payments of long-term obligations                                       (2,226)        (10,185)
   Net proceeds from issuance of common shares                                           93             383
   Proceeds from issuance of long-term obligations                                       --          50,000
                                                                                     -------        --------
Net cash (used in) provided by financing activities                                 (14,133)          7,198
                                                                                    --------        --------

Net  increase in cash and equivalents                                                57,354          20,632
Cash and equivalents, beginning of period                                            11,614          10,484
                                                                                   --------         --------
Cash and equivalents, end of period                                                 $68,968         $31,116
                                                                                    =======         ========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997
                                   (UNAUDITED)

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


2.   INVESTMENT IN JOINT VENTURE

       In July 1997, the Company entered into agreements with Mazel Stores, Inc. to create VCM, Ltd. ("VCM"), a 50/50 joint venture. In August 1997, VCM purchased 100% of the capital stock of the company which previously operated the Company's health and beauty care departments as licensed departments and purchased the assets of the Company's toys and sporting goods departments. VCM now operates the health and beauty care and toys and sporting goods departments in all of the Company's stores under license and operating agreements that provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. The Company accounts for its fifty percent interest in the joint venture under the equity method. In addition, the Company has guaranteed 50% of VCM's $25,000,000 demand note facility. At January 31, 1998, VCM had $1.0 million of total borrowings and $0.9 million of issued and outstanding letters of credit under this facility.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997
                                   (UNAUDITED)

================================================================================


3.   EARNINGS PER SHARE

     Earnings per share are computed in accordance with Statement on Financial Accounting Standard No. 128, "Earnings per Share," as follows:

                                                     Three months ended             Six months ended
                                                 ---------------------------    --------------------------
                                                 January 31,     February 1,    January 31,    February 1,
                                                   1998             1997           1998           1997
                                                 ---------------------------    --------------------------
                                                        (In thousands, except per share amounts)
     Weighted average number of
         shares outstanding                       31,894        31,731               31,893       31,712
     Plus net shares issuable pursuant
         to stock option plans less shares
         assumed repurchased at the
         average market price                         82           522                   57          442
                                               ---------     ---------            ---------   ----------
     Number of shares for computation of
         earnings per share - assuming dilution   31,976        32,253               31,950       32,154
                                                ========      ========             ========     ========

     Income available to shareholders            $12,465       $12,939              $15,743      $18,641
                                                 =======       =======              =======      =======


     Earnings per share                            $0.39         $0.41                $0.49        $0.59
                                               =========     =========            =========    =========
     Earnings per share-
         assuming dilution                         $0.39         $0.40                $0.49        $0.58
                                               =========     =========            =========    =========



     Options to purchase 1,036,000 of stock ranging from $8.63 to $20.25 per share were outstanding during the six months ended January 31, 1998 and options to purchase 362,500 shares of stock ranging from $9.88 to $20.25 were outstanding during the six months ended February 1, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

4.   SUBSEQUENT EVENT

     In March 1998, the Company signed letters of intent to purchase all of the common stock of Shonac Corporation ("Shonac"), from Schottenstein Stores Corporation ("SSC"), its parent company, and Nacht Management, Inc. and to acquire the store operations of Valley Fair Corporation from SSC. The estimated combined purchase price for both acquisitions is $110 million, subject to the execution of definitive agreements and approval by the Company's independent directors. Shonac has been the shoe licensee in all of the Company's stores since its inception in 1969 and also operates 40 DSW shoe warehouse stores throughout the United States. Valley Fair Corporation operates two department stores located in Irvington and Little Ferry, New Jersey. The Company has been a licensee of certain departments in these two stores for 18 years.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 1, 1997

     Total sales, which include licensed departments sales, increased from $370.2 million to $385.2 million, an increase of $15.0 million or 4.1%. On a comparable store basis, total sales increased 4.6%. Net owned sales decreased from $323.0 million to $313.2 million; however, last year's reported sales include toys and sporting goods sales of $24.7 million. These departments are now operated by VCM, Ltd. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc., and are therefore treated as licensed department sales. Excluding these sales from the prior year period, net sales increased from $298.3 million to $313.2 million, an increase of approximately $14.9 million or 5.0%. Owned sales for stores opened during the prior year not yet considered comparable increased $2.7 million. This was partially offset by a loss of approximately $2.2 million in owned sales for two stores which were closed during the current year. Comparable store owned sales increased $14.4 million or 5.5%.

     Gross profit decreased from $118.3 million to $112.7 million, a decrease of $5.6 million, or 4.7%. Expressed as a percentage of sales, gross profit decreased from 36.6% to 36.0%. Last year's gross profit included approximately $8.4 million related to the toys and sporting goods departments. Excluding this amount from the prior year, gross profit, as a percentage of sales, decreased from 36.9% to 36.0% due primarily to higher markdowns offset partially by higher initial markup.

     Selling, general and administrative expenses ("SG&A") decreased $0.9 million, or 0.8% from $102.1 million to $101.2 million, and increased as a percentage of sales from 31.6% to 32.3%. Stores opened during the prior fiscal year that are not yet considered comparable contributed an increase in expenses of $0.4 million. This was offset by savings of $0.6 million for two stores closed during the current year. New store SG&A, as a percentage of sales, is higher than that of comparable stores, due primarily to pre-opening and depreciation expenses. Comparable store SG&A increased by approximately $1.4 million but decreased 0.8% as a percentage of sales. Home office expenses, including distribution costs, increased by approximately $0.9 million, primarily to support the new stores but decreased 0.1% as a percentage of sales. This was more than offset by a savings of approximately $3.0 million related to the toys and sporting goods departments for which the Company no longer directly incurs SG&A expense. If this year's and last year's quarters were adjusted to eliminate the effects of the change in the toys and sporting goods departments, SG&A for the quarter would be 32.7% to sales versus 33.7% in last year's quarter.

     Based upon its experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Nine stores opened less than twelve months had a pre-tax net operating loss of $0.4 million for the current three month period, including $0.3 million of pre-opening expense amortization. Eleven stores opened less than twelve months during last year's three month period had pre-tax operating profit of $0.6 million, including $1.7 million of pre-opening expense amortization.

     License fees from affiliates and other operating income increased from $5.5 million to $8.2 million, an increase of $2.7 million or 48.6%, and increased as a percentage of sales from 1.7% to 2.6%. This is attributable to approximately $2.4 million of license fees received from VCM on toys and sporting goods sales of $22.0 million.

     Operating profit decreased from $21.7 million to $19.7 million, a decrease of approximately $2.0 million as a result of the above factors.

     Interest expense, net of interest income, decreased from $1.1 million to $0.4 million due primarily to decreased borrowings.

     The Company no longer recognizes income for amortization of excess net assets over cost due to the amount being fully amortized as of the third quarter of fiscal 1997.

     Other income, net, increased from a loss of $19,000 to a gain of $748,000, due primarily to a net gain recognized on the sale of lease rights for a store that was closed during the current quarter.

     Equity in earnings of joint venture represents the Company's fifty percent interest in VCM's net earnings for the quarter.

     Income before provision for income taxes decreased from $20.9 million to $20.4 million, a decrease of $0.5 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED FEBRUARY 1, 1997

     Total sales, which include licensed departments sales, increased from $682.7 million to $710.0 million, an increase of $27.3 million or 4.0%. On a comparable store basis, total sales increased 2.9%. Net owned sales decreased from $589.1 million to $577.6 million; however, last year's reported sales include toys and sporting goods sales of $36.7 million. These departments are now operated by VCM and are treated as licensed department sales. Excluding these sales from the prior year period, net sales increased from $552.4 million to $577.6 million, an increase of approximately $25.2 million or 4.6%. Owned sales for stores opened during the prior year not yet considered comparable increased $11.2 million. This was partially offset by a loss of approximately $2.4 million in owned sales for two stores which were closed during the current six months. Comparable store owned sales increased $16.4 million or 3.3%.

     Gross profit decreased from $216.7 million to $210.2 million, a decrease of $6.5 million, or 3.0%. Expressed as a percentage of sales, gross profit decreased from 36.8% to 36.4%. Last year's gross profit included approximately $12.0 million related to the toys and sporting goods departments. Excluding this amount from the prior year, gross profit, as a percentage of sales, decreased from 37.1% to 36.4% due primarily to higher markdowns offset partially by increased initial markup.

     SG&A increased $3.3 million, or 1.7% from $195.7 million to $199.0 million, and increased as a percentage of sales from 33.2% to 34.5%. Stores opened during the prior fiscal year that are not yet considered comparable contributed an increase in expenses of $4.4 million. This was partially offset by savings of $0.8 million for two stores closed during the current six months. New store SG&A, as a percentage of sales, is higher than that of comparable stores, due primarily to pre-opening and depreciation expenses. Comparable store SG&A increased by approximately $1.6 million but decreased 0.5% as a percentage of sales. Home office expenses, including distribution costs, increased by approximately $3.2 million, primarily to support the new stores and increased 0.2% as a percent of sales. This was more than offset by a savings of approximately $5.1 million related to the toys and sporting goods departments for which the Company no longer directly incurs SG&A expense. If this year's and last year's six month periods were adjusted to eliminate the effects of the change in the toys and sporting goods departments, SG&A for the six months would be 34.8% of sales versus 34.9% last year.

     Nine stores opened less than twelve months had a pre-tax net operating loss of $2.1 million for the current six month period, including $1.2 million of pre-opening expense amortization. Eleven stores opened less than twelve months during last year's six month period had pre-tax operating profit of $1.9 million, including $3.1 million of pre-opening expense amortization. This was primarily attributable to the high grand opening sales volume for six stores opened during the prior year's first quarter.

     License fees from affiliates and other operating income increased from $10.8 million to $15.3 million, an increase of $4.5 million or 41.3%, and increased as a percentage of sales from 1.8% to 2.7%. This is attributable to approximately $3.5 million of license fees received from VCM on their toys and sporting goods sales of $31.6 million.

     Operating profit decreased from $31.9 million to $26.5 million, a decrease of approximately $5.4 million as a result of the above factors.

     Interest expense, net of interest income, decreased from $2.3 million to $1.4 million due primarily to decreased borrowings.

     Other income, net, increased from $0.1 million to $1.6 million, due to a net gain recognized on the sale of land, building and improvements at a site originally purchased for future store development and a gain recognized on the sale of lease rights for a store that was closed during the second quarter.

     Equity in loss of joint venture represents the Company's fifty percent interest in VCM's net losses. These losses are due primarily to weak sales attributable to transitioning the toys and sporting goods and health and beauty care merchandise inventories to a new format.

     Income before provision for income taxes decreased from $30.4 million to $25.9 million, a decrease of $4.5 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


     LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $167.4 million at January 31, 1998 compared to $158.5 million at August 2, 1997. Current ratios at those dates were 2.43 and 2.14 to 1.0, respectively.

     Net cash provided by operating activities totaled $64.6 million for the six months ended January 31, 1998 and net cash provided by operating activities totaled $43.1 million for the six months ended February 1, 1997. Net income, adjusted for depreciation and amortization, provided $28.8 million of operating cash flow for the six months ended January 31, 1998. In addition, operating cash flow was increased by $27.8 million representing a decrease in inventories net of a decrease in accounts payable of $9.1 million. For the six months ended February 1, 1997, net income, adjusted for depreciation and amortization, provided $33.2 million of operating cash flow which was increased by $11.6 million representing a decrease in inventories net of a decrease in accounts payable of $9.9 million.

     Net cash provided by investing activities totaled $6.8 million for the 1998 period while net cash used in investing activities totaled $29.7 million for the 1997 period. Capital expenditures during the current six months include $3.6 million for capital improvements in existing stores, $0.9 million for energy management systems, $1.4 million for renovations in existing warehouses, $1.6 million for M.I.S. equipment upgrades and $0.1 million for transportation equipment. Capital expenditures were offset by $22.3 million of proceeds from the sale of assets, primarily from those classified as assets held for sale as of August 2, 1997, including the land, building and improvements at a site originally purchased for future store development; the inventory and fixed assets related to the Company's toys and sporting goods departments which were sold to VCM, at cost in August 1997; and, the lease rights and leasehold improvements at a store that was closed during the current quarter. The Company also incurred net cash outlays of $9.6 million to obtain a fifty percent interest in the VCM joint venture. Other investing activities include cash outlays of $0.2 million for other assets and cash receipts of $1.9 million from notes receivable. The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $0.2 million of programming changes which are scheduled for completion in 1998. The POS system will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1.0 million. Capital expenditures for the balance of the fiscal year are estimated at approximately $18.0 million.

     The Company has a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At January 31, 1998, the prime rate was 8.5%, there were no direct borrowings but $7.4 million of letters of credit were issued and outstanding for merchandise purchases, leaving $92.6 million available under the facility. In conjunction with the Company's investment in VCM, the Company guaranteed fifty percent of VCM's $25.0 million demand note facility. At January 31, 1998, VCM had $1.0 million of borrowings and $0.9 million of issued and outstanding letters of credit under the facility.

     In March 1998, the Company signed letters of intent to purchase all of the common stock of Shonac Corporation ("Shonac") from Schottenstein Stores Corporation ("SSC"), its parent company, and Nacht Management, Inc. and to acquire the store operations of Valley Fair Corporation ("Valley Fair") from SSC. The estimated combined purchase price for both acquisitions is $110 million, subject to the execution of definitive agreements and approval by the Company's independent directors. Shonac has been the shoe licensee in all of the Company's stores since its inception in 1969 and also operates 40 DSW shoe warehouse stores throughout the United States. Valley Fair Corporation operates two department stores located in Irvington and Little Ferry, New Jersey. The Company has been a licensee of certain departments in these two stores for 18 years. The purchase will be funded using cash from operations and external financing.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


INCOME TAXES

     The effective tax rate was 39.2% and 38.7% for the six months ended January 31, 1998 and February 1, 1997, respectively.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained herein or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: the ability of the Company's new senior management team to implement its strategies, the ability of the Company to integrate the operations of Shonac and Valley Fair and to obtain suitable funding for the acquisitions, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs and the ability to hire and train associates.

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


Date: March 16, 1998
--------------------
--------------------------------------------------------------------------------

* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.