Form 10-Q
period 1998-05-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 1998-06-12
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 2, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                      Commission file number         1-10767
                                                     -------


                       VALUE CITY DEPARTMENT STORES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                       31-1322832
--------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


            3241 Westerville Road, Columbus, Ohio               43224
--------------------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code        (614) 471-4722
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

                            Yes    X       No
                                 -----        -----


              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at  June 5, 1998
------------------------------------         ---------------------------------
Common Stock, Without Par Value                     32,145,015 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
================================================================================


                                                                                                         PAGE NO.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           May 2, 1998 and August 2, 1997                                                     3

                     Consolidated Statements of Income
                           Three months and nine months ended
                           May 2, 1998 and May 3, 1997                                                        4

                     Consolidated Statements of Cash Flows
                           Nine months ended May 2, 1998
                           and May 3, 1997                                                                    5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

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

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Third Quarter Form 10-Q              13

                  Part B: Reports on Form 8-K   A Form 8-K was filed on May 22, 1998 relating
                                            To Item 2 - "Acquisition or Disposition of Assets"

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================


                                                                      MAY 2,           AUGUST 2,
                                                                       1998               1997
                                                                  --------------       ---------
         ASSETS

Current assets:
   Cash and equivalents                                             $  43,359         $  11,614
   Accounts receivable, net                                             3,266             5,683
   Receivables from affiliates                                          1,003             1,084
   Inventories                                                        254,821           236,784
   Prepaid expenses and other assets                                    5,905            12,137
   Assets held for sale                                                     -            20,776
   Deferred income taxes                                               10,640             9,208
                                                                    ---------         ---------
         Total current assets                                         318,994           297,286

Property and equipment, at cost:
   Furniture, fixtures and equipment                                  147,222           141,588
   Leasehold improvements                                             101,910            97,798
   Capital leases                                                      15,303            15,213
                                                                    ---------         ---------
                                                                      264,435           254,599
   Accumulated depreciation and amortization                         (117,250)         (101,148)
                                                                    ---------         ---------
         Property and equipment, net                                  147,185           153,451

Investment in joint venture                                             8,717                 -
Other assets                                                            9,140             7,236
                                                                    ---------         ---------
         Total assets                                               $ 484,036         $ 457,973
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  86,946         $  69,649
   Accounts payable to affiliates                                      15,356            11,344
   Demand note payable                                                      -            12,000
   Accrued expenses:
         Compensation                                                   8,128             8,882
         Taxes                                                         18,076            11,753
         Other                                                         16,980            22,901
   Current maturities of long-term obligations                          2,199             2,281
                                                                    ---------         ---------
         Total current liabilities                                    147,685           138,810

Long-term obligations, net of current maturities                       55,700            57,763
Deferred income taxes and other noncurrent  liabilities                 4,027             4,960

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
    issued, including Treasury shares, 32,499,365 shares and
         32,259,045 shares, respectively                              111,971           110,068
   Contributed capital                                                 11,428            10,728
   Retained earnings                                                  156,887           139,455
   Deferred compensation expense, net                                    (833)             (982)
   Treasury shares, at cost, 368,600 shares                            (2,829)           (2,829)
                                                                    ---------         ---------
         Total shareholders' equity                                   276,624           256,440
                                                                    ---------         ---------
         Total liabilities and shareholders' equity                 $ 484,036         $ 457,973
                                                                    =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================



                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    -------------------------------         -------------------------------
                                                       MAY 2,              MAY 3,             MAY 2,               MAY 3,
                                                        1998                1997               1998                 1997
                                                    -----------         -----------         -----------         -----------


Total sales                                         $   301,349         $   278,573         $ 1,011,316         $   961,237
Less licensed departments sales                         (56,560)            (44,913)           (188,915)           (138,506)
                                                    -----------         -----------         -----------         -----------
     Net owned sales                                    244,789             233,660             822,401             822,731
Cost of sales                                          (154,475)           (153,686)           (521,916)           (526,011)
                                                    -----------         -----------         -----------         -----------
   Gross profit                                          90,314              79,974             300,485             296,720

Selling, general and administrative expenses            (93,028)            (91,825)           (292,024)           (287,501)
License fees from affiliates
   and other operating income                             6,268               4,990              21,589              15,832
                                                    -----------         -----------         -----------         -----------
   Operating profit (loss)                                3,554              (6,861)             30,050              25,051

Interest expense, net                                      (556)             (1,271)             (1,996)             (3,612)
Gain on disposal of assets, net                               5                   4               1,605                 138
Amortization of excess net assets over cost                   -                 232                   -                 927
                                                    -----------         -----------         -----------         -----------
   Income (loss) before equity in loss of
       joint venture and (provision)
       benefit for income taxes                           3,003              (7,896)             29,659              22,504
Equity in loss of joint venture                            (136)                  -                (918)                  -
                                                    -----------         -----------         -----------         -----------
Income (loss) before (provision) benefit
   for income taxes                                       2,867              (7,896)             28,741              22,504

(Provision) benefit for income taxes                     (1,178)              3,034             (11,309)             (8,725)
                                                    -----------         -----------         -----------         -----------
Net  income (loss)                                  $     1,689         ($    4,862)        $    17,432         $    13,779
                                                    ===========         ===========         ===========         ===========



Basic earnings (loss) per share                     $      0.05         ($     0.15)        $      0.55         $      0.43
                                                    ===========         ===========         ===========         ===========

Diluted earnings (loss) per share                   $      0.05         ($     0.15)        $      0.54         $      0.43
                                                    ===========         ===========         ===========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================



                                                                         NINE MONTHS ENDED
                                                                     -------------------------
                                                                      MAY 2,           MAY 3,
                                                                       1998             1997
                                                                     --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $ 17,432         $ 13,779
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                   19,464           21,865
       Amortization of excess net assets over cost                          -             (927)
       Deferred income taxes and other noncurrent liabilities          (2,365)             610
       Loss of joint venture                                              918                -
       Gain on disposal of assets                                      (1,605)            (138)
       Change in working capital, assets and liabilities:
          Receivables                                                     592             (713)
          Inventories                                                 (18,035)         (14,029)
          Prepaid expenses and other assets                             4,800           (7,203)
          Accounts payable                                             21,309              (48)
          Accrued expenses                                                610           (5,380)
                                                                     --------         --------
Net cash provided by operating activities                              43,120            7,816
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                               (12,136)         (40,435)
   Proceeds from sale of assets                                        22,358               62
   Investment in joint venture                                         (9,637)               -
   Other assets                                                        (1,534)            (718)
   Notes receivable                                                     1,906              128
                                                                     --------         --------
Net cash provided by (used in) investing activities                       957          (40,963)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net payments under demand note facility                            (12,000)          (7,000)
   Principal payments of long-term obligations                         (2,235)         (10,266)
   Net proceeds from issuance of common shares                          1,903              550
   Proceeds from issuance of long-term obligations                          -           50,000
                                                                     --------         --------
Net cash (used in) provided by financing activities                   (12,332)          33,284
                                                                     --------         --------

Net  increase in cash and equivalents                                  31,745              137
Cash and equivalents, beginning of period                              11,614           10,484
                                                                     --------         --------
Cash and equivalents, end of period                                  $ 43,359         $ 10,621
                                                                     ========         ========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997
                                   (UNAUDITED)

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


2.   INVESTMENT IN JOINT VENTURE

In July 1997, the Company entered into agreements with Mazel Stores, Inc. to create VCM, Ltd. ("VCM"), a 50/50 joint venture. In August 1997, VCM purchased 100% of the capital stock of L.F. Widmann, Inc. which previously operated the Company's health and beauty care departments as licensed departments and purchased the assets of the Company's toys and sporting goods departments. VCM now operates the health and beauty care and toys and sporting goods departments in all of the Company's stores under license and operating agreements that provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. The Company accounts for its fifty percent interest in the joint venture under the equity method. In addition, the Company has guaranteed 50% of VCM's $25.0 million demand note facility. At May 2, 1998, VCM had $11.0 million of total borrowings and $2.4 million of issued and outstanding letters of credit under this facility.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED MAY 2, 1998 AND MAY 3, 1997
                                   (UNAUDITED)

================================================================================


3.    EARNINGS PER SHARE

Earnings per share are computed in accordance with Statement on Financial Accounting Standard No. 128, "Earnings per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common equivalent shares (stock options), calculated by using the treasury stock method. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows (in thousands):

                                                   Three months ended          Nine months ended
                                                ------------------------     ----------------------
                                                  May 2,        May 3,        May 2,         May 3,
                                                   1998          1997          1998          1997
                                                ------------------------     ----------------------


Weighted average shares outstanding               32,009        31,742        31,931        31,722
Assumed exercise of dilutive stock options           557           127           224           337
                                                  ------        ------        ------        ------
Number of shares for computation of
    diluted earnings per share                    32,566        31,869        32,155        32,059
                                                  ======        ======        ======        ======



Options to purchase 162,000 shares of stock at $20.25 per share were outstanding during the nine months ended May 2, 1998 and options to purchase 470,500 shares of stock ranging from $8.63 to $20.25 were outstanding during the nine months ended May 3, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

4.    SUBSEQUENT EVENTS

At a closing on May 8, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 62% of the Company's outstanding common stock. The Company also acquired the store operations of Valley Fair Corporation from SSC. The combined purchase price for both acquisitions was $107.9 million. Shonac has been the shoe licensee in all of the Company's stores since its inception in 1969 and also operates a chain of free-standing retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair Corporation operates two department stores located in Irvington and Little Ferry, New Jersey. The Company has been a licensee of certain departments in these two stores for 18 years.

Both acquisitions will be accounted for as purchases and were effective as of May 3, 1998. The acquisitions were funded by cash provided by operations and approximately $88.0 million from the Company's new long-term revolving bank credit facility. In conjunction with the acquisitions, the Company replaced its $100.0 million credit facility and Shonac's $30.0 million facility with a new $185.0 million unsecured revolving credit facility. The facility has a three year term and generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period under a SWAP agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests; maintain minimum consolidated tangible net worth and consolidated total debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization ratios; and, limits the amount of annual capital expenditures.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


THREE MONTHS ENDED MAY 2, 1998 COMPARED TO THREE MONTHS ENDED MAY 3, 1997

     Total sales, which include licensed departments sales, increased from $278.6 million to $301.3 million, an increase of $22.7 million or 8.2%. Net owned sales increased from $233.7 million to $244.8 million; however, last year's reported sales include toys and sporting goods sales of $10.1 million. These departments are now operated by VCM, Ltd. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc., and are therefore treated as licensed department sales. Excluding these sales from the prior year period, net sales increased from $223.6 million to $244.8 million, an increase of approximately $21.2 million or 9.5%. Owned sales for stores opened during the prior year not yet considered comparable increased $0.2 million. This was offset by a loss of approximately $2.4 million in owned sales for two stores which were closed during the current year. Comparable store owned sales increased $23.4 million or 10.8%.

     Gross profit increased from $80.0 million to $90.3 million, an increase of $10.3 million, or 12.9%. Expressed as a percentage of owned sales, gross profit increased from 34.2% to 36.9%. Last year's gross profit included approximately $3.3 million related to the toys and sporting goods departments. Excluding this amount from the prior year, gross profit, as a percentage of owned sales, increased from 34.3% to 36.9% due primarily to lower markdowns augmented by higher initial markup.

     Selling, general and administrative expenses ("SG&A") increased $1.2 million, or 1.3% from $91.8 million to $93.0 million, and decreased as a percentage of owned sales from 39.3% to 38.0%. Stores opened during the prior fiscal year that are not yet considered comparable contributed an increase in expenses of $0.7 million. This was offset by savings of $0.9 million for two stores closed during the current year. New store SG&A, as a percentage of owned sales, is higher than that of comparable stores, due primarily to pre-opening and depreciation expenses. Comparable store SG&A increased by approximately $2.0 million but decreased 1.9% as a percentage of owned sales. Home office expenses increased by approximately $1.6 million but decreased 0.4% as a percentage of owned sales. This was more than offset by net expense reductions of approximately $2.2 million related to the toys and sporting goods departments for which the Company no longer directly incurs SG&A expense. If this year's and last year's quarters were adjusted to eliminate the effects of the change in the toys and sporting goods departments, SG&A for the quarter would be 38.3% to sales versus 40.4% in last year's quarter.

     Based upon its experience, the Company estimates the average cost of opening a new store to range from approximately $5.0 million to $6.5 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a store generally take between eight and twelve weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Nine stores opened less than twelve months as of the beginning of the current fiscal year had a pre-tax net operating loss of $1.6 million for the current three month period, including $0.2 million of pre-opening expense amortization. Thirteen stores opened less than twelve months during last year had pre-tax net operating loss of $4.6 million for the quarter, including $1.8 million of pre-opening expense amortization.

     License fees from affiliates and other operating income increased from $5.0 million to $6.3 million, an increase of $1.3 million or 25.6%, and increased as a percentage of owned sales from 2.1% to 2.6%. The increase in the percentage is due primarily to $0.9 million of license fees received from VCM on toys and sporting goods sales of $8.2 million.

     Operating profit increased from a loss of $6.9 million to a profit of $3.6 million, an increase of approximately $10.5 million as a result of the above factors.

     Interest expense, net of interest income, decreased from $1.3 million to $0.6 million due primarily to decreased borrowings.

     The Company no longer recognizes income for amortization of excess net assets over cost due to the amount being fully amortized as of the third quarter of fiscal 1997.

     Equity in loss of joint venture represents the Company's fifty percent interest in VCM's net losses for the quarter.

     Income before provision for income taxes increased from a loss of $7.9 million to income of $2.9 million, an increase of $10.8 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


NINE MONTHS ENDED MAY 2, 1998 COMPARED TO NINE MONTHS ENDED MAY 3, 1997

     Total sales, which include licensed departments sales, increased from $961.2 million to $1,011.3 million, an increase of $50.1 million or 5.2%. Net owned sales decreased from $822.7 million to $822.4 million; however, last year's reported sales include toys and sporting goods sales of $46.7 million. These departments are now operated by VCM and are treated as licensed department sales. Excluding these sales from the prior year period, net sales increased from $776.0 million to $822.4 million, an increase of approximately $46.4 million or 6.0%. Owned sales for stores opened during the prior year not yet considered comparable increased $13.7 million. This was partially offset by a loss of approximately $4.9 million in owned sales for two stores which were closed during the current nine months. Comparable store owned sales increased $37.6 million or 5.5%.

     Gross profit increased from $296.7 million to $300.5 million, an increase of $3.8 million, or 1.3%. Expressed as a percentage of owned sales, gross profit increased from 36.1% to 36.5%. Last year's gross profit included approximately $15.3 million related to the toys and sporting goods departments. Excluding this amount from the prior year, gross profit, as a percentage of owned sales, increased from 36.3% to 36.5% due primarily to increased initial markup partially offset by higher markdowns.

     SG&A increased $4.5 million, or 1.6% from $287.5 million to $292.0 million, and increased as a percentage of owned sales from 34.9% to 35.5%. Stores opened during the prior fiscal year that are not yet considered comparable contributed an increase in expenses of $3.8 million. This was partially offset by savings of $1.7 million for two stores closed during the current nine months. New store SG&A, as a percentage of owned sales, is higher than that of comparable stores, due primarily to pre-opening and depreciation expenses. Comparable store SG&A increased by approximately $4.9 million but decreased 0.7% as a percentage of owned sales. Home office expenses increased by approximately $4.9 million and remained constant as a percentage of owned sales. This was more than offset by net expense reductions of approximately $7.4 million related to the toys and sporting goods departments for which the Company no longer directly incurs SG&A expense. If this year's and last year's nine month periods were adjusted to eliminate the effects of the change in the toys and sporting goods departments, SG&A for the nine months would be 35.8% of sales versus 36.5% last year.

     Nine stores opened less than twelve months as of the beginning of the current fiscal year had a pre-tax net operating loss of $3.7 million for the current nine month period, including $1.5 million of pre-opening expense amortization. Thirteen stores opened less than twelve months during last year had pre-tax operating loss of $2.8 million, including $4.8 million for the nine months of pre-opening expense amortization.

     License fees from affiliates and other operating income increased from $15.8 million to $21.6 million, an increase of $5.8 million or 36.4%, and increased as a percentage of owned sales from 1.9% to 2.6%. This is primarily attributable to $4.4 million of license fees received from VCM on their toys and sporting goods sales of $39.8 million.

     Operating profit increased from $25.1 million to $30.1 million, an increase of approximately $5.0 million as a result of the above factors.

     Interest expense, net of interest income, decreased from $3.6 million to $2.0 million due primarily to decreased borrowings.

     Gain on sale of assets, net, increased from $0.1 million to $1.6 million, due to a net gain recognized on the sale of land, building and improvements at a site originally purchased for future store development and a gain recognized on the sale of lease rights for a store that was closed during the second quarter.

     Equity in loss of joint venture represents the Company's fifty percent interest in VCM's net losses. These losses are due primarily to weak sales attributable to transitioning the toys and sporting goods and health and beauty care merchandise inventories to a new format.

     Income before provision for income taxes increased from $22.5 million to $28.7 million, an increase of $6.2 million as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $171.3 million at May 2, 1998 compared to $158.5 million at August 2, 1997. Current ratios at those dates were 2.16 and 2.14 to 1.0, respectively.

Net cash provided by operating activities totaled $43.1 million and $7.8 million for the nine months ended May 2, 1998 and May 3, 1997, respectively. Net income, adjusted for depreciation and amortization, provided $36.9 million of operating cash flow for the nine months ended May 2, 1998. In addition, operating cash flow was increased by $3.3 million representing an increase in inventories net of an increase in accounts payable of $21.3 million. For the nine months ended May 3, 1997, net income, adjusted for depreciation and amortization, provided $35.6 million of operating cash flow which was decreased by $14.1 million representing an increase in inventories net of a decrease in accounts payable of $48,000.

Net cash provided by investing activities totaled $1.0 million for the 1998 period while net cash used in investing activities totaled $41.0 million for the 1997 period. Capital expenditures during the current nine months include $1.6 million for stores opened in the prior year, $5.2 million for capital improvements in existing stores, $1.1 million for energy management systems, $1.8 million for renovations in existing warehouses, $2.4 million for M.I.S. equipment upgrades and $0.1 million for transportation equipment. Capital expenditures were offset by $22.4 million of proceeds from the sale of assets, primarily from those classified as assets held for sale as of August 2, 1997, including the land, building and improvements at a site originally purchased for future store development; the inventory and fixed assets related to the Company's toys and sporting goods departments which were sold to VCM, at cost in August 1997; and, the lease rights and leasehold improvements at a store that was closed during the second quarter. The Company also incurred net cash outlays of $9.6 million to obtain a fifty percent interest in the VCM joint venture. Other investing activities include cash outlays of $1.5 million for other assets and cash receipts of $1.9 million from notes receivable. The Company's inventory control and POS systems are not yet year 2000 compliant. The inventory control system will require approximately $0.2 million of programming changes which are scheduled for completion in 1998. The POS system will be addressed during 1998 in conjunction with an upgrade to IBM software at a cost of approximately $1.0 million. Capital expenditures for the balance of the fiscal year are estimated at approximately $10.0 million.

The Company had a $100.0 million credit facility with its bank bearing interest at or below the prime lending rate depending on certain borrowing elections made by the Company. At May 2, 1998, the prime rate was 8.5%, there were no direct borrowings but $12.7 million of letters of credit were issued and outstanding for merchandise purchases, leaving $87.3 million available under the facility. In conjunction with the Company's investment in VCM, the Company guaranteed fifty percent of VCM's $25.0 million demand note facility. At May 2, 1998, VCM had $11.0 million of borrowings and $2.4 million of issued and outstanding letters of credit under the facility.

At a closing on May 8, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 62% of the Company's outstanding common stock. The Company also acquired the store operations of Valley Fair Corporation from SSC. The combined purchase price for both acquisitions was $107.9 million. Shonac has been the shoe licensee in all of the Company's stores since its inception in 1969 and also operates a chain of free-standing retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair Corporation operates two department stores located in Irvington and Little Ferry, New Jersey. The Company has been a licensee of certain departments in these two stores for 18 years.

Both acquisitions will be accounted for as purchases and were effective as of May 3, 1998. The acquisitions were funded by cash provided by operations and approximately $88.0 million from the Company's new long-term revolving bank credit facility. In conjunction with the acquisitions, the Company replaced its $100.0 million credit facility and Shonac's $30.0 million facility with a new $185.0 million unsecured revolving credit facility. The facility has a three year term and generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period under a SWAP agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests; maintain minimum consolidated tangible net worth and consolidated total debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization ratios; and, limits the amount of annual capital expenditures.

The Company believes that the cash generated by its operations, along with the available proceeds from its new credit facility will be sufficient to meet its future obligations including capital expenditures.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


INCOME TAXES

     The effective tax rate was 39.3% and 38.8% for the nine months ended May 2, 1998 and May 3, 1997, respectively.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained herein or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: the ability of the Company's new senior management team to implement its strategies, the ability of the Company to integrate the operations of Shonac and Valley Fair, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs and the ability to hire and train associates.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       VALUE CITY DEPARTMENT STORES, INC.
                                                  (Registrant)




                                  By /s/ Robert M. Wysinski
                                     -------------------------------------------
                                     Robert M. Wysinski, Senior Vice President,
                                     Chief Financial Officer, Treasurer
                                     And Secretary *


Date: June 12, 1998
-------------------

--------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.