Form 10-K
period 1998-08-01
VALUE CITY DEPARTMENT STORES INC /OH
filed 1998-10-30
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED AUGUST 1, 1998

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

                           OHIO                                                 NO. 31-1322832
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES   X    NO
                                                ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,103,667 Common Shares, based on the $9.3125 closing sale price on October 26, 1998, was $112,715,399.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,283,067 Common Shares were outstanding at October 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - Proxy Statement for 1998 Annual Meeting of Shareholders, in part, as indicated.

                                TABLE OF CONTENTS

                                                                                                       FORM
                                                                                                       10-K
                                                                                                      REPORT
ITEM NO.                                                                                               PAGE
--------                                                                                               ----

                                                    PART I

1.       Business.........................................................................................3
2.       Properties......................................................................................16
3.       Legal Proceedings...............................................................................17
4.       Submission of Matters to a Vote of Security Holders.............................................17


                                                    PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters ......................18
6.       Selected Financial Data.........................................................................19
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ..........20
7A.      Quantitative and Qualitative Disclosures about Market Risk .....................................28
8.       Financial Statements and Supplementary Data.....................................................28
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........28


                                                   PART III

10.      Directors and Executive Officers of the Registrant..............................................29
11.      Executive Compensation..........................................................................29
12.      Security Ownership of Certain Beneficial Owners and Management..................................29
13.      Certain Relationships and Related Transactions..................................................29


                                                   PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................30

Signatures...............................................................................................31


                            TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report............................................................................F-1
Consolidated Balance Sheets.............................................................................F-3
Consolidated Statements of Income.......................................................................F-4
Consolidated Statements of Shareholders' Equity.........................................................F-5
Consolidated Statements of Cash Flows...................................................................F-6
Notes to the Consolidated Financial Statements..........................................................F-7

SCHEDULES
---------
II - Valuation and Qualifying Accounts..................................................................S-1
Index to Exhibits.......................................................................................E-1

                                     PART I

ITEM 1  BUSINESS.

ORGANIZATION AND HISTORY

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

         On September 18, 1992, VCDS acquired all of the outstanding stock of GB Stores, Inc., a Pennsylvania corporation, from GB Stores, a Pennsylvania limited partnership ("GB Partnership") in exchange for the issuance by VCDS to GB Partnership of 1,312,500 Common Shares of VCDS. GB Partnership is an affiliate of SSC.

         Two of the Company's department stores operated as partnerships owned by the Company and the manager of the respective stores through July and October 1995. During fiscal 1996 the Company bought the 25% minority interest in the partnership stores for approximately $1,328,000 which was the net book value of the minority interests in those partnerships.

         In July 1997, the Company entered into agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operates the health and beauty care and toy and sporting goods departments in the Company's stores as licensed departments. The Company accounts for its fifty percent interest in the joint venture under the equity method. See "Licensed Departments."

         Effective as of May 3, 1998, VCDS purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and SSC. Shonac had been the shoe licensee in all of VCDS' stores since its inception in 1969 and also operated a chain of retail shoe outlets located throughout the United States principally under the name DSW Shoe Warehouse ("DSW"). Also effective as of May 3, 1998 , VCDS acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. VCDS had been a licensee of certain departments in these two stores for eighteen years.

         VCDS and its wholly owned subsidiaries are herein referred to collectively as the "Company."

GENERAL

         The Company currently operates a chain of 96 department stores located in Ohio, Pennsylvania and 14 other Midwestern, Eastern and Southern states, principally under the name "Value City" as well as 47 DSW shoe stores located throughout the United States. For over 80 years, the Company's strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. The department stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items, with apparel comprising over 60% of total sales. The Value City stores average 86,000 square feet which allow them to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. The DSW stores are a chain of upscale shoe stores located throughout the country, offering a wide selection of dress and casual footwear below traditional retail prices. These stores average
22,000 square feet with up to 55,000 pairs of women's and men's designer brand shoes and athletic footwear per store.

         The Company's pricing strategy is supported by its ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, the Company has had a reputation in the marketplace as a leading purchaser of buy-outs and manufacturers' closeouts.

BUSINESS STRATEGY

         The Company's strategy is to provide brand name merchandise substantially below conventional retail prices. The strategy is reflected in its name, "Value City," and the Company's motto, "Better Living for Less." Management believes that Value City's large department stores facilitate a full-line merchandise offering and range of brands, which differentiate them from other off-price retailers.

         The DSW stores' mission is to be our customers' favorite retailer of branded footwear by satisfying customer expectations for selection, service and value. The principal elements of the Value City and DSW business strategies are discussed below.

MERCHANDISING

Selection

         Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandising, is characterized by the purchase of primarily high quality brand name merchandise, at prices below normal cost to most retailers. A portion of the cost savings is then passed on to customers through lower prices. The Value City stores strive to offer customers one-stop-shopping in terms of categories of merchandise carried. The large physical size of the department stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. The stores carry over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. To improve store profitability and meet the changing needs of its customers, the Company continuously refines the Value City merchandise mix eliminating less productive departments and introducing new merchandise categories.

         The Company believes customers are attracted to the Value City stores because of continuous new offerings of value-priced merchandise acquired in special purchases. At the same time, Value City maintains a broad and consistent range of goods in the stores, purchases continuing lines of merchandise and draws upon its vendor contacts to ensure constant availability of certain basic categories of merchandise as well as current fashion trends.

         The DSW stores attract customers because of their wide assortment of top quality name brand dress and casual footwear together with a regularly changing selection of more fashion- oriented footwear. Brand name products include Fila, Reebok, Keds, J. Renee, Lifestride, Naturalizer, Bostonian, Nunn Bush, Florsheim and Sperry, to only name a few.

         The following table sets forth relative contributions of each major merchandise category to total sales.

                                                            Percentage of Aggregate Sales Volume
                                                                     Fiscal Years Ended
                                                                     ------------------

                                                                  1998      1997      1996
                                                                  ----      ----      ----
Apparel and Ready-to-Wear - Includes: Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories; and department
   store shoe sales from May 3, 1998 to August 1, 1998 ........   62.2%     61.6%     62.2%

Hard goods and Home Furnishings - Includes: domestics;
   jewelry; housewares; giftware; small appliances; and for
   fiscal years 1997 and 1996, toys and sporting goods .........  19.0      23.9      23.3

Licensed Departments - includes: shoes through May 2, 1998;
   health and beauty care; toys and sporting goods for fiscal
   1998; and other  incidental departments ....................   15.2      14.5      14.5

DSW Stores.....................................................    3.6         -         -
                                                                 -----     -----     -----
                                                                 100.0%    100.0%    100.0%
                                                                 =====     =====     =====

Value Pricing

         The Value City stores offer quality brand name merchandise at prices typically 50% to 70% below prices charged by traditional department stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. The Company can offer exceptional values because its buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows the Company to pass on the savings directly to its customers. See "Supplier Relationships and Purchasing."

         DSW price points are targeted to be a minimum of 20% to 50% lower than department stores. DSW continually strives to improve its merchandise sourcing to maintain quality, lower costs and shortened delivery cycles. Identifying and building relationships with cost-efficient manufacturers and suppliers of quality merchandise is essential to DSW's merchandising strategy.

         Well known designer labels, brand names and original retailer names are prominently displayed throughout the Value City and DSW stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In some cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

Licensed Departments

         All store departments are operated by the Company except for the health and beauty care and toys and sporting goods, and certain other incidental departments in the Value City stores. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 15 years with, in some instances, an option to renew. In addition, the Company receives a fee from some licensees for general and administrative expenses. The aggregate annual license fees received by the Company from affiliated licensees for fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996 were approximately $20,674,000, $17,685,000 and $15,162,000, respectively.

         SSC owned a controlling interest in L. F. Widmann, Inc. ("Widmann"), the licensee that operated the health and beauty care departments in the Company's stores. In July 1997, the Company entered into agreements with Mazel to create VCM, a 50/50 joint venture. Effective August 3, 1997, VCM purchased 100% of Widmann's capital stock and purchased the assets of the Company's toys and sporting goods departments. VCM operates the health and beauty care and toys and sporting goods departments in the Company's stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and joint venture agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met.

         SSC also owned 49.9% of the outstanding stock of Shonac, the licensee that operated the shoe departments in all of the stores until May 1998 when the Company purchased 99.9% of the common stock of Shonac.

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


SUPPLIER RELATIONSHIPS AND PURCHASING

         An important factor in the Company's growth has been its many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. The Company believes that over the years its buyers have established excellent relationships with suppliers and have established a reputation for its willingness and ability to purchase entire lots of merchandise and to make prompt payment. The Company continuously seeks to find and negotiate special purchase opportunities. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels. Many manufacturers of brand name merchandise are reluctant to sell merchandise for resale at discounted prices through their normal channels of distribution or to retailers which may be considered to be competitors in their regular distribution channels. By selling such merchandise through its own retail stores, the Company is able to assure its suppliers that the merchandise will be sold without disturbing the suppliers' regular channels of distribution.

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

         The Company purchases merchandise from more than 4,100 suppliers, none of which accounted for a material percentage of the Company's purchases during the past fiscal year. The Company does not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, the Company purchases all or substantially all of the inventories of financially distressed retailers and makes other special purchases. Also, the Company has begun to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.

         The Company's distribution facilities are designed to enable it to prioritize the processing of merchandise on short notice and to deliver merchandise to the stores within days of its receipt. This allows the Company's buyers to purchase merchandise very late in the season, when prices are more favorable, and still deliver the merchandise to the stores before the end of the season. At the same time, the Company has devoted warehouse space to out-of-season goods for its department stores. This merchandise is held until the most opportune time to offer it in the Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled the Company to offer high-quality merchandise to customers at prices significantly below usual retail prices. The Company believes that this ability distinguishes it from the typical discount or department store and provides it with a competitive advantage in making purchases as favorable opportunities arise.

         The relatively large size of the Value City stores provides the Company with the flexibility to purchase full lots of merchandise that may not be available to other off-price retailers with smaller stores requiring more targeted purchases. Although there is growing competition for the kinds of special purchases that the Company seeks, the Company believes that, because of the factors discussed above, it will be able to obtain sufficient supplies of desirable merchandise at favorable prices in the future.

         DSW's merchandising group constantly monitors current fashion trends as well as historical sales trends to determine the fashion direction for an upcoming season. Once the styles and merchandise mix is determined, the merchandising group works to assure that the required quantities are brought in at the lowest cost with the highest possible quality.

         DSW believes it has good relationships with its vendors. Merchandise is purchased from both domestic and foreign suppliers directly or through agents. Vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. DSW believes that, consistent with the retail footwear industry as a whole, most of its domestic vendors import a large portion of their merchandise from abroad. Quality control programs are in place under which buyers inspect the product for fit, color and material, as well as for overall quality of manufacturing. In general, DSW has not experienced any difficulties with merchandise manufactured overseas. As the number of DSW locations increase, management believes there will be adequate sources available to acquire and/or produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

DISTRIBUTION

         The Company pursues a centralized distribution strategy with eleven distribution centers, located in Columbus, Ohio and also utilizes a third party processor located in Secaucus, New Jersey. The aggregate area of the Ohio facilities is approximately 2,200,000 square feet, however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. The distribution centers are organized by merchandise type, with warehouses for hanging apparel, flat apparel, housewares, domestics, shoes and overflow and buyout merchandise.

         The Company uses material handling equipment in its warehouses, including new mechanized conveyor systems to separate and collate shipments to the stores. The Company's distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to have it in the stores quickly to take full advantage of the remaining selling season. The Company continues to focus on improving inventory turns by implementing changes such as expediting the delivery of merchandise from the store receiving area to the selling floor by distributing goods on hangers. The Company believes that the existing distribution centers, with certain modifications and additional equipment, will support store expansion for the foreseeable future.

         Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full- truck loads to minimize shipping costs. The Company leases its fleet of road tractors and approximately 40% of its semi-rig trailers with the remainder being owned. The Company's fleet makes the majority of all deliveries to the stores.

ADVERTISING AND PROMOTION

         The Company commits substantial resources to advertising and believes that its marketing strategy is one of the keys to its success. Value City advertises frequently in print, including newspaper circulars and flyers, and on television and radio. The promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases a supplier may prohibit the advertising or non-store promotion of its brand name. See "Supplier Relationships and Purchasing."

         DSW stores currently use a radio and television campaign focusing on the slogan "The shoes of the moment, the deal of a lifetime." This campaign is supplemented by print promotions. In addition, a valuable marketing tool for DSW is the "Reward Your Style" club. Customers are asked to join the club when checking out at the cash registers. By analyzing the member database, as well as the sales transactions of those members, the Company is able to direct the advertising to encourage repeat shopping and to attract targeted customers.

STORES

Store Location and Design

         The Value City stores average approximately 86,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a very full appearance. The stores are generally open from 9:30 am until 9:30 pm Monday through Saturday and 11:00 am until 6:00 pm on Sunday. All of the stores are located in leased facilities.

         Management continues to implement initiatives to enhance the appearance of its Value City stores and to offer a more convenient and pleasurable shopping experience for its customers. These initiatives include: widening aisles; consolidating inventories; putting together more logical department adjacencies; eliminating the sign pollution; addressing cashiering problems and tackling clean-up issues.

         DSW stores average approximately 22,000 square feet, with about 90% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lit and feature a unique display concept, an uncomplicated cardboard case presentation which groups the shoes together by category. Interior signage is tasteful and kept to a minimum. The shoe stores are generally laid out on a single level, with the cases of shoes forming the aisles in the stores. This allows the customer to view the entire store when they enter. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 12:00 p.m. until 6:00 p.m. on Sunday. The stores are located in leased facilities, except for one owned location.

         Management believes that customers are attracted to the Company's stores principally by the wide assortment of quality items at substantial savings. Of the 96 department stores open as of October 1998, 20 are free-standing and 76 are in shopping centers, 22 of which are enclosed malls in which they serve as an anchor. Of the 47 shoe stores open as of October 1998, 7 are free-standing and 40 are in shopping centers. All of the Company's stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

Store Operations

         The Company is committed to offering customers a convenient, pleasurable shopping experience and a high level of satisfaction. At Value City, a training program is utilized to assure that every associate maintains the highest level of professionalism and places customer service at the forefront. At DSW, all associates receive Retail Results University training in both product knowledge and sales/service. This in-house training program emphasizes acknowledgment of all customers, customized levels of service, and realization of sales opportunities at all moments of customer contact.

         The Company's stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central check-out area. The Company prides itself on ease of checkout and has invested in point of sale scanning systems which expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. The Company accepts all major credit cards, and also provides a private label credit card program at the department stores. Private label and other credit card sales are nonrecourse to the Company, with the servicing agent assuming all of the credit risk. Value City offers a convenient layaway program in its department stores and maintains a liberal return policy.

         The Company's stores are organized into separate geographic regions and districts, each with a regional or district manager. Regional and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to the Company's merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, an operations manager, two assistant managers, a human resource administrator, a customer service manager, a receiving manager, and full and part-time hourly associates. Each store manager reports directly to one of the regional or district managers, and each of the regional or district managers reports to a Regional Vice President who in turn reports to the Vice President of Operations.

         The typical staff for a DSW store consists of a store manager, an assistant manager, a lead staff person and full and part-time hourly associates. Each manager reports directly to one of six district managers who in turn report to a national operations manager.

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

Expansion

         The Company has increased its department store base from 74 stores at the start of fiscal 1994 to 95 stores at the end of fiscal 1998. The Company has expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. Effective May 3, 1998, the Company acquired 47 shoe stores when it purchased the common stock of Shonac and two Valley Fair stores when it purchased the store operations of Valley Fair Corporation.

         During fiscal 1999, the Company plans to focus on improving the profitability of existing stores in addition to opening new stores. The Company has planned 4 to 6 department stores and 3 to 5 shoe stores to open during the remainder of fiscal 1999. Expansion continues to be a central element of the Company's business strategy with a view towards deepening penetration in existing or contiguous markets. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. The Company seeks to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

         DSW intends to open additional stores in both existing and new markets. The primary emphasis of expansion plans focuses on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas.

         The table below sets forth certain information relating to the Company's stores during the last five fiscal years:



                                        Fiscal Year
                                        -----------
                             1994   1995   1996   1997  1998(3)
                             ----   ----   ----   ----  -------

     Beginning of Year(1)     74     75     79     86     95
       Opened(2) ........      3      6      7      9     49
       Closed ...........      2      2      0      0      2
                             ---    ---    ---    ---    ---
     End of Year ........     75     79     86     95    142
                             ===    ===    ===    ===    ===

(1) Excludes apparel, domestics and housewares departments operated by the Company in two Valley Fair department stores prior to May 3, 1998.

(2) For fiscal 1998, includes the two department stores obtained in the purchase of Valley Fair and the 47 shoe stores obtained in the purchase of Shonac.

(3) In September 1998, the Company opened one shoe store and closed another and in October 1998, it opened one department store.

         Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $5,000,000 to $6,500,000 and the cost of opening a new shoe store to range from approximately $1,000,000 to $2,000,000, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks and preparations for opening a shoe store generally take eight to ten weeks. The Company charges pre-opening expenses to operations ratably over the first twelve months of store operations. Effective in fiscal 1999, pre-opening costs will be expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. It has been the Company's experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

         The Company continually refurbishes its stores by updating the merchandise displays and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, the Company selects stores to be remodeled, which generally involves more significant changes to the interior or exterior of the store. The Company maintains its own architectural design staff, construction crews and carpentry shop to assist in refurbishing and remodeling store interiors and to build in-store display tables and racks.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS.

         The Company believes that a high level of automation is essential to maintaining and improving its competitive position. The Company relies upon computerized data systems to provide information at all levels, including warehouse operations, store billing, inventory control and automated accounting. Value City utilizes two IBM AS/400 computer systems, and Shonac utilizes one additional AS400 computer system.

         The Company utilizes point of sale ("POS") registers with full scanning capabilities to increase speed and accuracy at customer check-outs and facilitate inventory restocking. Since layaways represent an important part of the department store business, an automated system to capture and control layaways is integrated into the POS system.

         The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has substantially completed the assessment phase and is well into the remediation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to July 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that any or all of the Company's systems are or will be year 2000 compliant. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company's financial condition.

         The Company estimates that the aggregate costs of its year 2000 project will be approximately $5.0 million to $6.0 million, including costs already incurred. A portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $1.5 million were incurred by the Company for this project during fiscal 1998. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

         The Company has initiated formal communications with its significant suppliers and critical business partners to determine the extent to which the Company may be vulnerable, in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

ASSOCIATES

         As of September 1998, the Company had approximately 14,200 associates of which 7,300 were full-time and 6,900 were part-time. Approximately 920 of these associates in twelve stores are covered by collective bargaining agreements. Contracts with United Food and Commercial Workers Union Locals 23 and 880 expired in February 1998 and March 1998. Agreements have been reached with both Locals and receipt of signed agreements is pending.

         Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. The Company is a co-sponsor with SSC in these plans. The Company also sponsors an associate stock purchase plan.

         The Company believes that, in general, it has satisfactory relations with all of its associates.

COMPETITION

         The retail industry is highly competitive. The Company generally competes with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, factory outlet stores and other off-price stores.

         In the discount or off-price retailing segment, the Company differentiates itself through its store format and the breadth of its product offering. The Company's large stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. The Company's large stores facilitate its merchandise offering and broad range of brands and products.

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

         Shonac has registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sander; Shoes by Kari and Sylvia Cristie.

ITEM 2.           PROPERTIES.

         Set forth in the following table are the locations of stores operated by the Company as of August 1, 1998:

                                          Department     Shoe
                                            Stores      Stores
                                          ----------    ------

Arizona                                       -           1
California                                    -           1
Colorado                                      -           2
Delaware                                      3           -
Florida                                       -           1
Georgia                                       3           2
Illinois                                      6           3
Indiana                                       7           1
Kansas                                        -           2
Kentucky                                      4           -
Maryland                                      6           2
Massachusetts                                 -           1
Michigan                                      6           3
Minnesota                                     -           1
Missouri                                      1           1
New Jersey                                    7           1
New York                                      -           2
North Carolina                                1           1
Ohio                                         23           9
Oklahoma                                      -           1
Pennsylvania                                 19           2
Tennessee                                     1           1
Texas                                         -           8
Virginia                                      3           -
Washington D.C                                1           -
West Virginia                                 4           -
Wisconsin                                     -           1
                                           ----        ----
                                             95          47

         The Company maintains buying offices in Columbus, Ohio; Boston, Massachusetts; and Los Angeles, California. The Company operates eleven warehouse/distribution complexes located in Columbus, one third party processor located in Secaucus, New Jersey and occasionally utilizes temporary warehouse space. One warehouse is used by VCM, the 50/50 joint venture between the Company and Mazel. VCM reimburses the Company for the cost of maintaining and operating the warehouse. The Company's executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of the Company's apparel distribution centers. Shonac occupies approximately 33,000 square feet in a building which also serves as the shoe division's distribution center.

         The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of August 1, 1998 the Company leased or subleased nineteen stores and four of its warehouse facilities from SSC or entities affiliated with SSC. The remaining stores and warehouses were leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of October 26, 1998, there were 547 shareholders of record.

                                               HIGH             LOW
Fiscal 1997:
First Quarter ...........................    $ 13 1/4        $ 8 1/8
Second Quarter ..........................      14 3/8          9 1/8
Third Quarter ...........................       9 1/2          7 1/2
Fourth Quarter ..........................       9 1/4          8

Fiscal 1998:
First Quarter ...........................    $  8 1/2        $ 7 5/8
Second Quarter ..........................      10 3/8          7 9/16
Third Quarter ...........................      21 1/16         9 1/8
Fourth Quarter ..........................      22 3/8         16 7/8




The Company has paid no dividends and presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends on its Common Shares during fiscal 1999. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions. The payment of dividends under the Company's long-term unsecured revolving bank credit facility is restricted to the greater of $5.0 million or 10% of consolidated net income.

ITEM 6.           SELECTED FINANCIAL DATA.

                  (dollars in thousands, except per share and per square foot amounts)

Fiscal Year                            1998(1)            1997            1996(2)            1995              1994
---------------------------------------------------------------------------------------------------------------------
Net Owned Sales (3)                  $1,161,379       $1,073,399          $954,308         $871,949          $864,855
Operating Profit                        $36,921          $10,513           $36,213          $24,209           $62,237
Net Income (4)                          $20,359           $3,951           $21,718          $13,819           $38,936
Basic Earnings per Share(4)               $0.64            $0.12             $0.68            $0.43             $1.21
Diluted Earnings per Share (4)            $0.63            $0.12             $0.68            $0.43             $1.21
Total Assets                           $683,057         $457,973          $437,010         $361,887          $358,606
Working Capital                        $205,752         $158,476          $161,397         $154,112          $164,140
Current Ratio                              1.89             2.14              2.21             2.48              2.59
Long-term Obligations                  $165,648          $57,763           $46,942          $20,853           $31,650
Number of Stores (5)
  Department Stores                          95               95                86               79                75
  Shoe Stores                                47                -                 -                -                 -
Department Store Sales per
  Selling Sq. Ft. (6)                      $229             $217              $221             $220              $229
Comp Department Store
  Sales Change (7)                          5.9%             0.1%             (0.1)%           (3.8)%             2.9%


(1)      Fiscal 1998 includes the operations of Shonac and Valley Fair Corporation from the date of acquisition, May
         3, 1998, through August 1, 1998.

(2)      Fiscal 1996 includes 53 weeks; all other years contain 52 weeks.

(3)      Excludes sales of licensed departments. Prior to fiscal 1998, sales from the Company's toys and sporting goods departments were included in Net Owned Sales. At the start of fiscal 1998 these departments became licensed departments operated by VCM, Ltd., a 50/50 joint venture between the Company and Mazel Stores, Inc.

(4)      Fiscal 1994 includes a tax benefit of $0.07 per share due primarily to the elimination of deferred tax allowances.

(5)      Includes all stores operating at the end of the fiscal year. Years prior to 1998 exclude the apparel, domestic and housewares departments operated by the Company in two affiliated department stores which were acquired effective May 3, 1998.

(6)      Excludes stores not operated during the entire year and licensed departments.

(7)      Comparable Department Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal 1996, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

       The Company's total sales, which include licensed departments sales, increased $112.7 million from $1,255.6 million to $1,368.3 million. Net owned sales for the department stores ("Value City") increased $1.6 million, or 0.1% from $1,073.4 million to $1,075.0 million. Value City's comparable store owned sales increased 5.9%, or $52.8 million. Last year's reported net owned sales of $1,073.4 million included toys and sporting goods sales of $57.3 million. These departments are now operated by VCM, Ltd. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc. and are therefore treated as licensed department sales. The acquisition of Shonac Corporation ("Shonac") effective as of May 3, 1998, contributed net owned sales since the acquisition date of $86.4 million with comparable store sales increases of 6.6%. For fiscal 1998, apparel sales increased 5.4% and non-apparel owned sales increased 7.3%. On a comparable store basis, apparel and non-apparel sales increased 5.3% and 7.7%, respectively.

       Gross profit increased $52.9 million from $375.6 million to $428.5 million, and increased as a percentage of owned sales from 35.0% to 36.9%. The acquisition of Shonac contributed $33.9 million. Value City's gross profit increased $19.0 million, or 5.1%, from $375.6 million to $394.6 million, and increased as a percentage of owned sales from 35.0% to 36.7%. The percentage increase is due to reduced markdowns and improvement in initial markup as well as exclusion of toys and sporting goods gross margin.

       Selling, general and administrative expenses ("SG&A") increased $30.3 million from $385.9 million to $416.2 million, but decreased as a percentage of owned sales from 36.0% to 35.8%, a reduction of 0.2%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $24.3 million, or 28.1% of their owned sales. Value City's SG&A increased $6.0 million and increased as a percentage of owned sales from 36.0% to 36.5%. This increase is attributable to higher store and home office expenses, partially offset by the elimination of certain direct expenses for the toys and sporting goods operations transferred to VCM.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $5.0 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally take eight to ten weeks. Through August 1, 1998, the Company charged pre-opening expenses to operations ratably over the first twelve months of store operations. Effective in fiscal 1999, pre-opening costs will be expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Nine department stores opened less than twelve months as of the beginning of the current fiscal year had a pre-tax net operating loss of $5.1 million for this year, including $1.5 million of pre-opening expense amortization. Twelve department stores opened less than twelve months during fiscal 1997 had pre-tax operating losses of $7.0 million in 1997, including $6.3 million of pre-opening expense amortization. The Company plans to open four to six Value City stores and three to five shoe stores during fiscal 1999.

       License fees from affiliates and other operating income increased $3.9 million, or 18.8%, from $20.8 million to $24.7 million, and increased as a percentage of owned sales from 1.9% to 2.1%. The change is the net result of an increase in license fees received during the year along with fees from the VCM venture on toys and sporting goods sales partially offset by the elimination of license fees related to the acquisition of Shonac for the fourth quarter.

       Operating profit increased $26.4 million from $10.5 million to $36.9 million, and increased as a percentage of owned sales from 1.0% to 3.2% as a result of the above factors.

       Interest expense, net of interest income, increased from $5.1 million to $5.3 million.

       Gain on disposal of assets, net, increased from $0.2 million to $1.6 million due to selling the land, building and improvements of a site originally purchased for future store development and selling the lease rights for a store that was closed during the second quarter.

       Equity in loss of unconsolidated joint venture represents the Company's fifty percent interest in VCM's operating results. These losses are due primarily to weak sales attributable to transitioning the toys and sporting goods and health and beauty care departments to a new format.

       Income before provision for income taxes increased $25.4 million from $6.5 million to $31.9 million, and increased as a percentage of owned sales from 0.6% to 2.7% as a result of the above factors.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

       The Company's total sales increased $139.7 million from $1,115.9 million to $1,255.6 million. Excluding an additional $18.3 million week in last year's period, due to the Company's adoption of the National Retail Federation's suggested retail calendar, total sales increased 14.4% from $1,097.6 million to $1,255.6 million. Net owned sales increased $119.1 million, or 12.5% from $954.3 million to $1,073.4 million. Value City's comparable store owned sales increased 0.1%, or $1.3 million. For fiscal 1998, apparel sales increased 18.4% and non-apparel owned sales increased 17.2%. On a comparable store basis apparel decreased 0.7% and non- apparel increased 2.3%.

       Gross profit increased $20.8 million or 5.8% from $354.8 million to $375.6 million. Expressed as a percentage of owned sales, gross profit decreased from 37.2% to 35.0% due primarily to higher markdowns than last year, especially in the area of overstocked merchandise, and a less favorable physical inventory variance than last year.

       SG&A increased $48.8 million, or 14.5%, from $337.1 million to $385.9 million, and increased as a percentage of owned sales from 35.3% to 36.0%. New stores contributed an increase in expenses of $33.3 million, and stores opened during the prior fiscal year that are not yet considered comparable increased $10.4 million. New store SG&A, as a percentage of owned sales, is higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. Home office expenses, including distribution costs, increased by approximately $12.0 million, primarily to support the new stores. Comparable store SG&A declined by approximately $2.1 million. Closed store expenses were $0.4 million. The remaining $5.2 million decline resulted from the extra week in last year's period.

       Twelve stores opened less than twelve months had a pre-tax operating loss of $7.0 million for this year, including $6.3 million of pre-opening expense amortization. Seven stores opened less than twelve months during fiscal 1996 had pre-tax net operating losses of $0.2 million in 1996, including $2.2 million of pre-opening expense amortization.

       License fees from affiliates increased from $15.2 million to $17.7 million and remained constant as a percentage of owned sales at 1.6%.

       Operating profit decreased $25.7 million, or 71.0%, from $36.2 million to $10.5 million and decreased as a percentage of owned sales from 3.8% to 1.0% as a result of the above factors.

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

       The Company no longer incurs an expense related to the minority interest in partnerships due to the Company's purchase of the 25% minority interest in the partnerships during 1996 for approximately $1.3 million representing the net book value of the minority interest in those partnerships.

       Income before provision for income taxes decreased $29.8 million, or 82.1%, from $36.3 million to $6.5 million and decreased as a percentage of owned sales from 3.8% to 0.6% as a result of the above factors.

SEASONALITY

       The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.

FISCAL YEAR

       During 1996, the Company changed its fiscal year end from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 had 53 weeks. In June 1998, the Company decided to change its fiscal year to a 52/53 week year that ends on the Saturday nearest to January 31. This change is being made to reflect the reporting period common to most retailers. The financial report covering the transition period from August 2, 1998 to January 30, 1999, will be filed on Form 10-K.

INCOME TAXES

       The effective tax rate for the year ended August 1, 1998 was 36.2%. The effective tax rate for the year ended August 2, 1997 was 39.0%. The 2.8% reduction reflects the benefits of several fourth quarter favorable settlements of federal and state income tax issues. The effective tax rate for fiscal 1999 is expected to be approximately 41.0% due primarily to the effect of non-deductible goodwill amortization.

ADOPTION OF ACCOUNTING STANDARDS

       The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

       SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a significant impact on the consolidated financial statements.

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the effects of this change on its financial statements which will be limited to the form and content of its disclosures.

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

INFLATION

       The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

       Net working capital was $205.8 million and $158.5 million at August 1, 1998 and August 2, 1997, respectively. Current ratios at those dates were 1.89 and 2.14, respectively.

       Net cash provided from operating activities totaled $43.3 million, $38.7 million and $21.4 million for fiscal years 1998, 1997 and 1996, respectively. Net income, adjusted for depreciation and amortization, provided $48.1 million of operating cash flow for fiscal year 1998. This was reduced by $23.0 million representing an increase in inventories net of an increase in accounts payable of $16.3 million. Other changes in working capital assets and liabilities provided $18.2 million.

       During fiscal year 1997, net income, adjusted for depreciation and amortization, provided $33.5 million of operating cash flow which was increased by $13.6 million representing a decrease in inventories including an increase in accounts payable of $2.9 million. Other changes in working capital assets and liabilities used $8.4 million.

       Net cash used for investing activities totaled $127.5 million, $46.8 million and $47.7 million for fiscal years 1998, 1997, and 1996, respectively.

       Net cash used for capital expenditures was $27.2 million, $46.8 million and $45.4 million for fiscal years 1998, 1997 and 1996, respectively. During 1998, capital expenditures included $1.0 million for stores opened in the prior year, $12.5 million for capital improvements in existing stores, $1.6 million for energy management systems, $2.9 million for renovations in existing warehouses, $0.3 million for transportation equipment and $8.9 million for M.I.S.

equipment upgrades. Capital expenditures were partially offset by $22.4 million of proceeds from the sale of assets, primarily from those classified as assets held for sale as of August 2, 1997, including the land, building and improvements at a site originally purchased for future store development; the inventory and fixed assets related to the Company's toys and sporting goods departments which were sold to VCM, at net book value in August 1997; and, the lease rights and leasehold improvements at a store that was closed during the second quarter. The Company also incurred net cash outlays of $9.6 million to obtain a fifty percent interest in the VCM joint venture. Other investing activities include cash outlays of $6.5 million for other assets and cash receipts of $1.9 million from notes receivable. Total capital expenditures for 1999 are estimated at $31.0 million.

       The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has substantially completed the assessment phase and is well into the remediation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to July 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that any or all of the Company's systems are or will be year 2000 compliant. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company's financial condition.

       The Company estimates that the aggregate costs of its year 2000 project will be approximately $5.0 million to $6.0 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $1.5 million were incurred by the Company for this project during fiscal 1998. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

       The Company has initiated formal communications with its significant suppliers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

       Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 56.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation from SSC. The combined purchase price for both acquisitions was $108.5 million. Shonac had been the shoe licensee in all of the Company's stores since its inception in 1969 and also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair Corporation operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years.

       Both acquisitions were accounted for as purchases. The acquisitions were funded by cash provided by operations and approximately $88.0 million from the Company's new $185.0 million long-term unsecured revolving bank credit facility. This new facility replaced Value City's $100.0 million credit facility and Shonac's $30.0 million facility. The facility has a three year term and primarily bears interest a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures. At August 1, 1998 the LIBOR rate was 5.66%, borrowings aggregated $140.0 million and $23.5 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility.

       The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

       The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, the Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: the ability of the Company to integrate the operations of Shonac and Valley Fair, the ability of the Company and its vendors and suppliers to become year 2000 compliant, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.

         The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

         The Company is exposed to interest rate risk primarily through its borrowings under its unsecured revolving credit facility which permits debt commitments up to $185.0 million. The facility has a three-year term and generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% for a three-year period under a swap agreement to help manage the Company's exposure to interest rate movements and reduce borrowing costs.

         The Company has performed a sensitivity analysis and assuming an average outstanding principal amount subject to variable interest rates, each 1% adverse movement in interest rates would result in approximately $1.0 million of additional interest expense.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedules of the Company and the Independent Auditors' Reports thereon are filed pursuant to this
Item 8 and are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears under the captions "Nominees for Election as Directors," "Officers and Key Employees," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 9, 1998 and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item appears under the captions "Executive Officer Compensation," "Information Concerning Board of Directors," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 9, 1998 and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information required by this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 9, 1998 and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears under the caption "RELATIONSHIP WITH SSC AND ITS AFFILIATES" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on December 9, 1998 and is incorporated herein by reference.

               PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
                  FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS
           The documents listed below are filed as part of this Form 10-K:

                                                                                                        Page in
                                                                                                       Form 10-K
                                                                                                       ---------

           Independent Auditors' Report                                                                   F - 1

           Consolidated Balance Sheets at August 1, 1998 and August 2, 1997                               F - 3

           Consolidated Statements of Income for the years ended August 1, 1998,
              August 2, 1997 and August 3, 1996                                                           F - 4

           Consolidated Statements of Shareholders' Equity for the years ended August 1,
              1998, August 2, 1997 and August 3, 1996                                                     F - 5

           Consolidated Statements of Cash Flows for the years ended August 1, 1998,
              August 2, 1997 and August 3, 1996                                                           F - 6

           Notes to the Consolidated Financial Statements                                                 F - 7

14(a)(2)CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
         The schedule listed below is filed as part of this Form 10-K:

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

14(a)(3) EXHIBITS:

         See Index to Exhibits which begins on Page E-1.

14(b) REPORTS ON FORM 8-K

         The Company filed a Form 8-K on June 24, 1998 relating to Item 8 - "Change in Fiscal Year" and a Form 8-KA on July 22, 1998 relating to Item 2 - "Acquisition or Disposition of Assets" during the quarter ended August 1, 1998.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

                  We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the Company) as of August 1, 1998 and August 2, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the two years then ended. Our audits also included its financial statement schedule for the years ended August 1, 1998 and August 2, 1997 listed in the index at Item S-1. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of August 1, 1998 and August 2, 1997 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1998 and 1997 financial statement schedule, when considered in relation to the basic 1998 and 1997 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Deloitte & Touche LLP




Columbus, Ohio
October 2, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

         We have audited the financial statement schedule of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation), its partnerships and its wholly owned subsidiaries (the Company) as of August 3, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year in the period then ended August 3, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows, and changes in shareholders' equity of Value City Department Stores, Inc., its partnerships and its wholly owned subsidiaries for the year in the period ended August 3, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.




Columbus, Ohio
October 28, 1996

                          CONSOLIDATED BALANCE SHEETS
                      at August 1, 1998 and August 2, 1997
                      (in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                         ASSETS
                                                                                   1998                  1997
------------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and equivalents                                                            $32,802              $11,614
  Accounts receivable, net                                                          5,458                5,683
  Receivables from affiliates                                                         636                1,084
  Inventories                                                                     373,175              236,784
  Prepaid expenses and other assets                                                 8,192               12,137
  Assets held for sale                                                                -                 20,776
  Deferred income taxes                                                            17,687                9,208
                                                                                 --------             --------
         TOTAL CURRENT ASSETS                                                     437,950              297,286

PROPERTY AND EQUIPMENT, AT COST:
  Furniture, fixtures and equipment                                               165,261              141,588
  Leasehold improvements                                                          122,011               97,798
  Land and building                                                                 1,001                  -
  Capital leases                                                                   15,276               15,213
                                                                                 --------             --------
                                                                                  303,549              254,599
  Accumulated depreciation and amortization                                      (133,707)            (101,148)
                                                                                 --------             --------
         Property and equipment, net                                              169,842              153,451

INVESTMENT IN JOINT VENTURE                                                         8,260                  -
GOODWILL AND TRADENAMES, NET                                                       46,717                  -
OTHER ASSETS                                                                       20,288                7,236
                                                                                 --------             --------

         TOTAL ASSETS                                                            $683,057             $457,973
                                                                                 ========             ========


------------------------------------------------------------------------------------------------------------------------------------


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                               $133,539              $69,649
  Accounts payable to affiliates                                                    7,235               11,344
  Accrued expenses:
    Compensation                                                                   13,524                8,882
    Taxes                                                                          17,646               11,753
    Other                                                                          28,030               22,901
  Demand note payable                                                                 -                 12,000
  Current maturities of long-term obligations                                      32,224                2,281
                                                                                 --------             --------
         TOTAL CURRENT LIABILITIES                                                232,198              138,810

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                  165,648               57,763

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                              4,460                4,960

SHAREHOLDERS' EQUITY:
  Common shares, without par value;
    80,000,000 authorized; issued, including
    treasury shares, 32,619,767 shares
    and 32,259,045 shares, respectively                                           112,749              110,068
  Contributed capital                                                              12,097               10,728
  Retained earnings                                                               159,814              139,455
  Deferred compensation expense, net                                               (1,080)                (982)
  Treasury shares, at cost, 368,600 shares                                         (2,829)              (2,829)
                                                                                 --------             --------
         TOTAL SHAREHOLDERS' EQUITY                                               280,751              256,440
                                                                                 --------             --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $683,057             $457,973
                                                                                 ========             ========


------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         Years ended August 1, 1998, August 2, 1997 and August 3, 1996
                    (in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------

                                                                  1998             1997            1996
                                                                52 Weeks         52 Weeks        53 Weeks
-------------------------------------------------------------------------------------------------------------------


Total sales                                                   $ 1,368,349       $ 1,255,632       $ 1,115,900
Less licensed department sales                                   (206,970)         (182,233)         (161,592)
                                                              -----------       -----------       -----------
     Net owned sales                                            1,161,379         1,073,399           954,308

Cost of sales                                                    (732,902)         (697,822)         (599,460)
                                                              -----------       -----------       -----------

     Gross profit                                                 428,477           375,577           354,848

Selling, general and administrative expenses                     (416,218)         (385,911)         (337,097)
License fees from affiliates                                       20,674            17,685            15,162
Other operating income                                              3,988             3,162             3,300
                                                              -----------       -----------       -----------

     Operating profit                                              36,921            10,513            36,213

Interest expense, net                                              (5,267)           (5,126)           (1,328)
Gain on disposal of assets, net                                     1,623               161                33
Amortization of excess net assets over cost                             -               927             1,390
                                                              -----------       -----------       -----------

     Income before equity in loss of joint
       venture, minority interest and
       provision for income taxes                                  33,277             6,475            36,308

Equity in loss of joint venture                                    (1,377)                -                 -
Minority interest in partnerships                                       -                 -               (41)
                                                              -----------       -----------       -----------

     Income before provision for income taxes                      31,900             6,475            36,267

Provision for income taxes                                        (11,541)           (2,524)          (14,549)
                                                              -----------       -----------       -----------

     Net income                                               $    20,359       $     3,951       $    21,718
                                                              ===========       ===========       ===========


Basic earnings per share                                      $      0.64       $      0.12       $      0.68
                                                              ===========       ===========       ===========

Diluted earnings per share                                    $      0.63       $      0.12       $      0.68
                                                              ===========       ===========       ===========











The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY

         Years ended August 1, 1998, August 2, 1997, and August 3, 1996

                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                   Number of Shares
                                   ----------------
                                              Common                                            Deferred
                                 Common       Shares      Common    Contributed    Retained   Compensation     Treasury
                                 Shares     in Treasury   Shares      Capital      Earnings      Expense        Shares       Total
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 29, 1995           32,051         149      $109,385    $9,704        $113,786    $(1,043)         $(1,231)   $230,601

  Net income                                                                         21,718                                  21,718
  Exercise of stock options           8                        65         7                                                      72
  Tax liability incurred on
    vested restricted shares                                            (23)                                                    (23)
  Repurchase of common shares                   220                                                              (1,598)     (1,598)
  Amortization of deferred
    compensation expense                                                                           675                          675
                        ------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 3, 1996          32,059         369       109,450     9,688         135,504       (368)          (2,829)    251,445

  Net income                                                                          3,951                                   3,951
  Exercise of stock options          80                       618       102                                                     720
  Tax liability incurred on
    vested restricted shares                                            (52)                                                    (52)
  Grant of restricted shares        120                                 990                       (990)                         -
  Amortization of deferred
    compensation expense                                                                           376                          376
                        ------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 2, 1997          32,259         369       110,068    10,728         139,455       (982)          (2,829)    256,440

  Net income                                                                         20,359                                  20,359
  Exercise of stock options         331                     2,681       921                                                   3,602
  Tax benefit incurred on
    vested restricted shares                                            120                                                     120
  Grant of restricted shares         30                                 328                       (328)                         -
  Amortization of deferred
    compensation expense                                                                           230                          230
                        ------------------------------------------------------------------------------------------------------------

BALANCE, AUGUST 1, 1998          32,620         369      $112,749   $12,097        $159,814    $(1,080)         $(2,829)   $280,751


                        ============================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended August 1, 1998, August 2, 1997 and August 3, 1996
                                 (in thousands)

-------------------------------------------------------------------------------------------------------------------

                                                         1998           1997          1996
                                                       52 Weeks       52 Weeks      53 Weeks

-------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

Net income                                            $  20,359      $   3,951      $  21,718
Adjustments to reconcile net income to net
  cash provided by (used in)operating activities:
    Depreciation and amortization                        27,773         29,583         23,903
    Amortization of excess net assets over cost               -           (927)        (1,390)
    Minority interest in partnerships                         -              -             41
    Deferred income taxes and other
      noncurrent liabilities                             (1,920)           232           (562)
    Equity in loss of joint venture                       1,377              -              -
    Gain on disposal of assets                           (1,623)          (161)           (33)
    Change in working capital, assets
      and liabilities:
      Receivables                                         1,504            402           (632)
      Inventories                                       (39,223)        10,710        (41,894)
      Prepaid expenses and other assets                   6,383        (10,511)        (3,045)
      Accounts payable                                   16,269          2,880         22,646
      Accrued expenses                                   12,358          2,584            674
                                                      ---------      ---------      ---------
Net cash provided by operating activities                43,257         38,743         21,426
                                                      ---------      ---------      ---------

Cash flows from investing activities:

  Capital expenditures                                  (27,165)       (46,750)       (45,407)
  Investment in joint venture                            (9,637)             -              -
  Proceeds from sale of assets                           22,388             85             65
  Acquisitions                                         (108,473)             -              -
  Notes receivable                                        1,906            738         (1,960)
  Other assets                                           (6,532)          (900)          (376)
                                                      ---------      ---------      ---------
Net cash used in investing activities                  (127,513)       (46,827)       (47,678)
                                                      ---------      ---------      ---------

Cash flows from financing activities:

  Proceeds from issuance of common shares                 2,681            618             65
  Net (payments) borrowings under
    demand note facility                                (12,000)       (21,000)        33,000
  Net proceeds from issuance of
    long-term obligations                               137,225         50,000              -
  Net principal payments
    under long-term obligations                         (22,462)       (20,404)       (10,777)
  Purchase of treasury shares                                 -              -         (1,598)
  Distributions to partners in minority
    partnerships, net                                         -              -         (1,328)
                                                      ---------      ---------      ---------
Net cash provided by financing activities               105,444          9,214         19,362
                                                      ---------      ---------      ---------

Net increase (decrease) in cash and equivalents          21,188          1,130         (6,890)
Cash and equivalents, beginning of year                  11,614         10,484         17,374
                                                      ---------      ---------      ---------
Cash and equivalents, end of year                     $  32,802      $  11,614      $  10,484
                                                      =========      =========      =========








The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.   BUSINESS OPERATIONS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as off-price shoe stores, principally under the name "DSW Shoe Warehouse." As of August 1, 1998 a total of 142 stores were open, including 95 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 47 shoe stores throughout the United States.

     To facilitate comparisons with the current year, certain amounts in prior year's financial statements have been reclassified to conform to the current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR:

     During 1996, the Company changed its fiscal year end from the last Saturday in July to the Saturday closest to July 31 to conform to the National Retail Federation's suggested retail calendar. As a result, fiscal year 1996 had 53 weeks. Reference herein to the years ended August 1, 1998 and August 2, 1997 include 52 weeks.

     CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company after elimination of significant intercompany transactions and balances.

     CASH AND EQUIVALENTS:

     Cash and equivalents represent cash and highly liquid investments with maturities when purchased of three months or less.

     INVENTORIES:

     Merchandise inventories are stated at the lower of cost or market using the retail method.

     ASSETS HELD FOR SALE:

     Assets held for sale, stated at lower of cost or market, represent: 1) land, building and leasehold improvements related to a site originally purchased for store development which were sold in September 1997; 2) leasehold improvements at an existing store for which the lease rights were sold; and 3) inventory and fixed assets related to the Company's toys and sporting goods departments which were sold in August 1997 at net book value (see Note 3, related party transactions).

     PRE-OPENING EXPENSES:

     Pre-opening expenses are charged to operations ratably over the first twelve months of a new store's operations. Pre-opening costs expensed were $1,434,000, $6,943,000 and $4,059,000 for fiscal years 1998, 1997 and 1996, respectively. Effective in fiscal 1999, pre-opening costs will be expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Deferred pre-opening costs at August 1, 1998 were $798,000.

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

     Buildings                                31 years
     Furniture, Fixtures and Equipment        3 to 10 years
     Leasehold improvements                   10 years

     LONG-LIVED ASSETS:

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable.

     GOODWILL AND TRADENAMES:

     Goodwill represents the excess cost over the estimated fair values of net assets and identifiable intangible assets acquired and is being amortized over 15 years.

     Tradenames represent the values assigned to names that the Company acquired and is being amortized over 15 years.

           ----------------------------------------------


     REVENUE RECOGNITION:

     Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized once the merchandise has been paid for in full.

     ADVERTISING EXPENSE:

     The cost of advertising is expensed as incurred. During fiscal years 1998, 1997 and 1996, advertising expense was $38,245,000, $39,005,000, and
     $36,020,000, respectively.

     INTEREST RATE SWAP AGREEMENT:

     The Company utilizes an interest rate swap agreement to manage the interest rate risk associated with a portion of its borrowings. The counterparty to this instrument is a major financial institution. This agreement is used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.

     EARNINGS PER SHARE:

     The Company adopted Statement on Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," in the quarter ended January 31, 1998. In accordance with the provisions of this statement, all prior periods presented have been restated to comply with SFAS No. 128. Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common equivalent shares (stock options), calculated using the treasury stock method. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows (in thousands):


                                  1998         1997         1996
     -------------------------------------------------------------

     Weighted average shares
          outstanding             31,997        31,740      31,722
     Assumed exercise of
          dilutive stock options     364           277         135
                                  ------        ------      ------
     Number of shares for
          computation of diluted
          earnings per share      32,361        32,017      31,857
                                  ======        ======      ======

     -------------------------------------------------------------


     Options to purchase 13,000 shares of stock at prices ranging from $20.25 to $21.44 per share were outstanding during the year ended 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS:

     During 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a significant impact on the consolidated financial statements.

     During 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the effects of this change on its financial statements which will be limited to the form and content of its disclosures.

     During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal

           ----------------------------------------------


     years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

3.   RELATED PARTY TRANSACTIONS

     The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 56.3% of the Company's common shares, and VCM, LTD. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc. ("Mazel"). The related party transactions are as follows (in thousands):

                                          1998      1997      1996
     ---------------------------------------------------------------

     Purchases of merchandise
          from affiliates                $4,898    $4,477   $6,621
     Merchandise sold to
          affiliates at cost,
          including handling charges        333        12      354
     Merchandise purchased
          on behalf of and shipped
          directly to affiliates, at
          cost plus delivery charges      3,935         4       46
     ---------------------------------------------------------------


     Not included in the preceding table are purchases made through SSC's Importing Division which charges the Company its cost plus an administrative charge.

     The Company had license agreements with Shonac prior to its acquisition. The license agreement was for the operation of shoe departments in all of the Company's stores and provided for fees based on a percentage of sales, as defined.

     Prior to fiscal 1998, L.F. Widmann, Inc. ("Widmann"), a related party as a result of significant ownership by SSC, operated the health and beauty care departments in the Company's stores as licensed departments. In July 1997, the Company entered into agreements to create VCM. An asset and stock purchase agreement along with an operating agreement were signed on July 14, 1997 pursuant to which VCM would purchase 100% of Widmann's capital stock and purchase the inventory and other assets of the Company's owned toys and sporting goods departments. These transactions were completed in August 1997. VCM operates the health and beauty care and toys and sporting goods departments in the Company's stores as licensed departments and subleases warehouse facilities from the Company. The license and operating agreements are for a term of ten years ending on the last day of fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. All license agreements provide for fees based on percentages of sales, as defined.

     Sales of licensed departments and the related license fees earned are as follows (in thousands):

                                    1998      1997       1996
     ----------------------------------------------------------------------

     VCM
          Sales                     $87,651       -          -
          License fees                7,540       -          -

     Widmann
          Sales                        -       $38,198    $40,643
          License fees                 -         1,841      1,942

     Shonac
          Sales                    $119,319   $144,035   $120,949
          License fees               13,134     15,844     13,220

     ----------------------------------------------------------------------


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

     The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $7,265,000, $6,101,000 and $6,696,000 in fiscal years 1998, 1997 and 1996, respectively, for such coverage.

     During 1998, 1997 and 1996, the Company contributed $1,120,000 each year to a private charitable foundation controlled by the Schottenstein family.

4.   LEASES

     The Company operates stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2018 and in most cases provide for renewal options. Generally, the Company

           ----------------------------------------------


     is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

     The Company has entered into several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases five store locations owned by SSC for an annual minimum rent of $1,314,000 and additional contingent rents based on aggregate sales in excess of specified sales levels for the store locations. The Company also leased or subleased from SSC and affiliates thirteen store locations, four warehouse facilities and a parcel of land for specified minimum rentals, plus contingent rents based on sales in excess of specified sales levels for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

     On August 12, 1997, seventeen related party leases (thirteen stores and four other facilities) were renegotiated and became unrelated party leases pursuant to a sale-leaseback transaction between SSC and a third party. All of the new leases for the thirteen stores covered by the SSC sale-leaseback transaction eliminated percentage rents and provided for increased fixed rents for an initial twenty year term.

     The Company had a capital lease agreement for transportation equipment that expired in 1997. Similar equipment was obtained under a new operating lease agreement. The Company incurred new capital lease obligations, including one with a related party, aggregating $9,400,000 and $5,800,000 in 1997 and 1996, respectively, to obtain store facilities. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $1,017,000 and $442,000 at August 1, 1998 and August 2, 1997, respectively.

     Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at August 1, 1998 are as follows (in thousands):

                                   Operating Leases
     Fiscal                        ----------------
     Year              Capital      Unrelated   Related
     Ending            Leases         Party      Party      Total
     ------------------------------------------------------------

     1999              $    911    $ 47,745   $  8,395   $  57,051
     2000                   944      45,592      8,450      54,986
     2001                   944      42,237      8,487      51,668
     2002                   969      34,522      6,807      42,298
     2003                   995      31,744      6,423      39,162
     Future Years        21,060     230,619     69,949     321,628

     ------------------------------------------------------------

     Total minimum
      lease payments     25,823

     Less amount
      representing
      interest          (15,808)
                       --------

     Present value
      of minimum
      lease payments     10,015

     Less current
      portion               (81)
                       --------

     Total net         $  9,934
                       ========

     Prior to the May 1998 acquisition of the operations of Valley Fair, the Company operated apparel, houseware and domestic departments in the two stores owned by Valley Fair, a related party, under a license agreement and paid a license fee of 11% of sales against an aggregate minimum license fee of $733,000 per annum. Two-thirds of this fee was charged to rent expense and the remainder was charged to advertising expense.

     The composition of rental expense is (in thousands):

                                   1998      1997         1996
     ---------------------------------------------------------

     Minimum rentals:
      Unrelated parties         $27,618    $14,878     $13,222
      Related parties             8,307     15,043      11,400

     Contingent rentals:
      Unrelated parties           2,681      2,469       2,288
      Related parties             1,556      2,366       1,757
                                -------     ------     -------

      Total                     $40,162    $34,756     $28,667
                                =======    =======     =======

     ---------------------------------------------------------

     Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of 1998 and 1997 the balance of deferred rent was $2,124,000 and $856,000, respectively, and

           ----------------------------------------------


     is included in other noncurrent liabilities.


5.   LONG-TERM OBLIGATIONS AND NOTES PAYABLE

     Long-term obligations consist of the following (in thousands):

                                    1998          1997
     ---------------------------------------------------------
     Senior unsecured notes      $  47,857     $  50,000
     Credit facility               140,000             -
     Capital lease obligations      10,015         9,984
     Other                               -            60
                                 ---------     ---------
                                   197,872        60,044
     Less current maturities       (32,224)       (2,281)
                                 ---------     ---------
                                 $ 165,648     $  57,763
                                 =========     =========
     ---------------------------------------------------------


     During 1997, the Company completed a private placement for $50.0 million of senior unsecured notes. The proceeds were used to repay demand notes payable. The senior unsecured notes require one principal payment of $2,143,000 in December 1998 and payments of $9,143,000 annually beginning December 1999 through December 2003 and bear interest at an average fixed rate of 7.2% per annum.

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

     In conjunction with the acquisition of Shonac and Valley Fair, the Company replaced its $100.0 million credit facility and Shonac's $30.0 million facility with a new $185.0 million three-year unsecured revolving bank credit facility. The facility generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period under a swap agreement. The fair market value of the swap agreement at August 1, 1998 was ($218,000). At August 1, 1998, direct borrowings aggregated $140.0 million and $23.5 million of letters of credit were issued and outstanding for merchandise under the credit facility. Pursuant to a thirty day closeout provision, $30.0 million of the $140.0 million outstanding under the facility is classified as a current liability. The weighted average interest rate on borrowings under the Company's credit facilities during fiscal years 1998 and 1997 was 8.56% and 7.11%, respectively. During 1998, underwriting fees, unused commitment fees and rate swap costs for the new credit facility increased the weighted average interest rate by 1.2%. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures.

     The book value of notes payable and long-term debt approximates fair value.

6.   BENEFIT PLANS

     The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Full-time employees who have attained twenty and one-half years of age and have completed one year of service can contribute up to fifteen percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company will match up to three percent of participants' eligible compensation. Additionally, the Company contributes a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $3,907,000, $3,540,000 and $3,197,000 for fiscal years 1998, 1997 and 1996, respectively. In 1998 the Company recognized the benefit of approximately $1,639,000 of forfeitures attributable to employer contributions pursuant to an amendment to the plan.

     Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer pension plans, the costs of which are not material to the consolidated financial statements.

     The Company provides an Associate Stock Purchase Plan. Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for fiscal years 1998, 1997 and 1996 were not material to the consolidated financial statements.

           ----------------------------------------------


7.   SHAREHOLDERS' EQUITY

     During fiscal years 1997 and 1998, the Company issued common shares to certain key employees pursuant to individual employment agreements. The agreements and grants were approved by the Board of Directors and each consists of a one time grant of restricted shares. As a result, the Company recorded the market value of the shares at the date of grant of $990,000 and $328,000 in 1997 and 1998, respectively, as deferred compensation expense. The agreements condition the vesting of the shares upon continued employment with the Company with such restrictions expiring as to 20% of the shares on each of the five anniversary dates of the grants. Deferred compensation is charged to income on a straight-line basis over the period during which the restrictions lapse.

8.   STOCK OPTION PLANS

     The Company has a Non-employee Director Stock Option Plan (the "Non-employee Director Plan") which provides for the issuance of options to purchase up to 130,000 common shares. One option to purchase 1,000 common shares is automatically granted to each non-employee director on the first New York Stock Exchange ("NYSE") trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holder's service as a director of the Company.

     The Company has a 1991 Stock Option Plan which provides for the grant of options to purchase up to 3,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

     The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") for fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996 (shares in thousands):

                            1998                 1997                1996
                      Shares     WAEP    Shares       WAEP    Shares       WAEP
     ---------------------------------------------------------------------------

     Outstanding
       beginning
       of year        2,398    $  8.90     1,603    $  7.91     1,374    $  8.20
     Granted            357      10.71     1,043      10.26       378       6.98
     Exercised         (331)      8.12       (80)      7.69        (8)      8.06
     Cancelled          (93)      9.40      (168)      8.44      (141)      8.14
                    -------              -------              -------
     Outstanding
       end of
       year           2,331       9.27     2,398       8.90     1,603       7.91
                    =======              =======              =======

     Options
       exercisable
       end of
       year             885    $  8.61       808    $  8.22       679    $  8.28
                    =======              =======              =======

     Shares
       available for
       additional
       grants           316                   80                  174
                    =======              =======              =======

     ---------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding as of August 1, 1998 (shares in thousands):

                              Options Outstanding                 Options Exercisable
                      --------------------------------------    --------------------------
                                   Weighted        Weighted                      Weighted
     Range of                      Average         Average                       Average
     exercise                      Remaining       Exercise                      Exercise
     prices           Shares       Contract Life   Price        Shares           Price
     -------------------------------------------------------------------------------------


     $5.87-
     $  7.94             236            8yrs        $   6.92        47        $   6.84

     $8.06-
     $ 11.19           1,736            7yrs        $   8.54       786        $   8.28

     $13.69-
     $ 20.25             359            9yrs        $  14.37        52        $  15.10

     -------------------------------------------------------------------------------------


     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and accordingly has elected to retain the intrinsic value method of accounting for stock-based compensation. Had the compensation cost for the Company's stock-option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                     1998      1997        1996
     -------------------------------------------------------------------

     Net income:
          As reported               $20,359    $3,951      $21,718
          Pro forma                 $18,817    $3,373      $21,548
     Basic earnings per share:
          As reported                 $0.64     $0.12        $0.68
          Pro forma                   $0.59     $0.11        $0.68
     Diluted earnings per share
          As reported                 $0.63     $0.12        $0.68
          Pro forma                   $0.58     $0.11        $0.68

     -------------------------------------------------------------------

           ---------------------------------------------------------


     To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 38.6%, 37.6% and 40.6%; dividend yield of 0%; risk-free interest rates of 5.6%, 6.3% and 6.5%; and, expected lives of 5.1 and 6.5 years. The weighted average fair value of options granted in 1998, 1997 and 1996 was $6.17, $5.06 and $3.68, respectively.

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

10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


                               1998          1997        1996
     ----------------------------------------------------------

     Current:
       Federal                $12,174        $2,417     $11,315
       State and local          1,912           699       2,588
                              -------        ------     -------
                               14,086         3,116      13,903
     Deferred:
       Federal                 (2,227)         (533)        474
       State and local           (318)          (59)        172
                              -------        ------     -------
                               (2,545)         (592)        646
                              -------        ------     -------
     Income tax expense       $11,541        $2,524     $14,549
                              =======        ======     =======
     ----------------------------------------------------------

     The provision (benefit) for deferred income taxes includes the following amounts (in thousands):

                                          1998        1997        1996
     ---------------------------------------------------------------------
     Type of temporary differences:
       Basis differences
         in inventory                 $   (586)   $   (950)   $   (279)
       Depreciation                     (1,003)        186         526
       Amortization of excess
         net assets over cost              235         382         572
       Deferred bonus                   (1,030)        288          89
       Other                              (161)       (498)       (262)
                                      --------    --------    --------
                                      $ (2,545)   $   (592)   $    646
                                      ========    ========    ========

     ---------------------------------------------------------------------

     A reconciliation of the expected income taxes based upon the statutory federal rate and the effective rate for the years ended August 1, 1998, August 2, 1997 and August 3, 1996 are as follows (in thousands):

                                      1998        1997        1996
     ---------------------------------------------------------------------

     Income tax expense at
      federal statutory rate      $ 11,165    $  2,266    $ 12,693
     Jobs credit                      (164)        (59)          -
     State and local taxes, net      1,548         161       1,794
     Resolution of income
      tax issues                    (1,410)
     Non-deductible goodwill           273           -           -
     Other                             129         156          62
                                  --------    --------    --------

                                  $ 11,541    $  2,524    $ 14,549
                                  ========    ========    ========

     ---------------------------------------------------------------------

     The components of the net deferred tax asset as of August 1, 1998 and August 2, 1997 are (in thousands):

                                         1998        1997
     ----------------------------------------------------------
     Deferred Tax Assets:
       Basis differences in
        inventory                    $ 14,320    $  8,187
       Basis differences in
        fixed assets                    2,333       2,302
       Accrued bonus                    1,003         402
       Other state and local taxes      1,096       1,847
       Deferred compensation              281         150
       Amortization of lease
          acquisition costs             2,434       2,174
       Other                            2,939       1,099
                                     --------    --------
                                       24,406      16,161

     Deferred Tax Liabilities:
       Depreciation                    (5,957)     (7,508)
       Capital leases                  (1,723)     (1,915)
       Prepaid expenses                  (323)       (993)
       Other                           (1,051)       (640)
                                     --------    --------
                                       (9,054)    (11,056)
                                     --------    --------
     Total net                       $ 15,352    $  5,105
                                     ========    ========

     ----------------------------------------------------------

           ----------------------------------------------


     The net deferred tax asset is recorded on the Company's consolidated balance sheet as of August 1, 1998 and August 2, 1997 as follows (in thousands):

                                              1998        1997
     -----------------------------------------------------------------
     Current deferred tax asset           $ 17,687    $  9,208

     Non-current deferred tax liability     (2,335)     (4,103)
                                          --------    --------
     Net deferred tax asset               $ 15,352    $  5,105
                                          ========    ========

     -----------------------------------------------------------------


11.  ACQUISITIONS

     Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac from Nacht Management, Inc. and SSC. SSC owns approximately 60% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair from SSC. Shonac has operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operates a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operates two department stores located in Irvington and Little Ferry, New Jersey. The Company has been a licensee of certain departments in these two stores for 18 years. The negotiated purchase price for Shonac and Valley Fair was $108,473,000. The acquisitions were funded by cash provided by operations and approximately $88,000,000 from the Company's new long-term revolving bank credit facility.

     The acquisitions have been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the net assets and identifiable intangible assets acquired based upon their estimated fair values at the date of acquisition. The allocation of purchase price in fiscal 1998 is summarized below (in thousands):


     ---------------------------------------------


     Current assets                  $ 107,778
     Property, plant and equipment      16,861
     Goodwill                           33,645
     Tradenames                         13,870
     Other assets                        7,616
     Current liabilities               (70,637)
     Other long term liabilities          (660)
                                     ---------

     Total purchase price            $ 108,473
                                     ---------
     ---------------------------------------------


The operating results of Shonac and Valley Fair have been included in the consolidated results of the Company from the date of acquisition. The following unaudited pro forma consolidated financial results for the fiscal years ended August 1, 1998 and August 2, 1997 are presented as if the acquisitions had taken place at the beginning of the applicable periods (in thousands, except per share amounts):

                                           1998            1997
     -------------------------------------------------------------

     Net Owned Sales                 $1,408,800      $1,345,986
     Net Income                         $22,427          $7,749


     Basic earnings per share             $0.70           $0.24
     Diluted earnings per share           $0.69           $0.24

     -------------------------------------------------------------

           ----------------------------------------------


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                  QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                    (in thousands, except per share amounts)

     FISCAL YEAR ENDED AUGUST 1, 1998
                                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                              11/1/97     1/31/98(1)     5/2/98      8/1/98(2)
                                             ------------------------------------------------
     Net Owned Sales                          $264,385     $313,227     $244,789     $338,978
     Cost of Sales                            (166,955)    (200,486)    (154,475)    (210,986)
                                             ---------    ---------    ---------    ---------
       Gross Profit                             97,430      112,741       90,314      127,992
     Selling, general and
      administrative expenses                  (97,764)    (101,232)     (93,028)    (124,194)
     License fees and other
      operating income                           7,089        8,232        6,268        3,073
                                             ---------    ---------    ---------    ---------
       Operating profit                          6,755       19,741        3,554        6,871
     Interest expense, net                      (1,049)        (391)        (556)      (3,271)
     Gain on sale of assets, net                   852          748            5           18
                                             ---------    ---------    ---------    ---------
       Income before equity in loss
        of joint venture and
        provision for income taxes               6,558       20,098        3,003        3,618
     Equity in loss of
      joint venture                             (1,109)         327         (136)        (459)
                                             ---------    ---------    ---------    ---------
       Income before provision
        for income taxes                         5,449       20,425        2,867        3,159
     Provision for income taxes                 (2,171)      (7,960)      (1,178)        (232)
                                             ---------    ---------    ---------    ---------
       Net income                               $3,278      $12,465       $1,689       $2,927
                                             =========    =========    =========    =========
     Basic and diluted
      earnings per share                         $0.10        $0.39        $0.05        $0.09
                                             =========    =========    =========    =========



     FISCAL YEAR ENDED AUGUST 2, 1997
                                              1st Qtr.     2nd Qtr.     3rd Qtr.     4th Qtr.
                                              11/2/96      2/1/97(1)     5/3/97      8/2/97(2)
                                             ------------------------------------------------
     Net Owned Sales                          $266,076     $322,995     $233,660     $250,668
     Cost of Sales                            (167,619)    (204,706)    (153,686)    (171,811)
                                             ---------    ---------    ---------    ---------
       Gross Profit                             98,457      118,289       79,974       78,857
     Selling, general and
      administrative expenses                  (93,591)    (102,085)     (91,825)     (98,410)
     License fees and other
      operating income                           5,301        5,541        4,990        5,015
                                             ---------    ---------    ---------    ---------
       Operating profit (loss)                  10,167       21,745       (6,861)     (14,538)
     Interest expense, net                      (1,194)      (1,147)      (1,271)      (1,514)
     Amortization of excess
      net assets over cost                         348          347          232            -
     Gain (loss) on sale of
      assets, net                                  153          (19)           4           23
                                             ---------    ---------    ---------    ---------
       Income (loss) before (provision)
        benefit for income taxes                 9,474       20,926       (7,896)     (16,029)
     (Provision) benefit for
       income taxes                             (3,772)      (7,987)       3,034        6,201
                                             ---------    ---------    ---------    ---------
       Net income (loss)                        $5,702      $12,939      $(4,862)     $(9,828)
                                             =========    =========    =========    =========
       Basic earnings (loss)
        per share                                $0.18        $0.41       $(0.15)      $(0.31)
                                             =========    =========    =========    =========
       Diluted earnings (loss)
        per share                                $0.18        $0.40       $(0.15)      $(0.31)
                                             =========    =========    =========    =========


(1) The results of operations for the quarters ended 1/31/98 and 2/1/97 include reductions of $1.5 million and $1.9 million, respectively, to cost of sales representing the annual book to physical adjustment for the physical inventory completed in the respective quarters.

(2) The provision for income taxes for the quarter ended August 1, 1998 includes reductions of approximately $1.4 million relating to the resolution of federal and state income tax issues.

           ----------------------------------------------



13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):


                                                            1998              1997             1996
                                                     ----------------------------------------------

Cash paid during the year for:
    Interest                                              $5,911             $5,700           $2,255
                                                          ======            =======           ======

    Income taxes                                          $9,018            $10,365           $8,972
                                                          ======            =======           ======

Supplemental schedule of non-cash investing and financing activities:

During 1997 the Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $6,155,000 were capitalized as of August 2, 1997 under the captions of property and equipment and long-term obligations in relation to these leases.

Amounts of $2,126,000 and $3,297,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of August 1, 1998 and August 2, 1997, respectively.

                       VALUE CITY DEPARTMENT STORES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                            COLUMN B                COLUMN C                COLUMN D          COLUMN E
--------                            --------                --------                --------          --------
                                   Balance at        Charge to     Charges to                        Balance at
                                    Beginning        Costs and        Other                              End
Description                         Of Period        Expenses      Accounts(1)     Deductions (2)     Of Period
---------------------------------------------------------------------------------------------------------------

Allowance deducted
  from asset to which
  it applies:
     Allowance for
     doubtful accounts:

     Year ended:
       August 3, 1996                  $473            $294             $0                $276           $491
       August 2, 1997                   491             531              0                 659            363
       August 1, 1998                   363             716             95                 832            342

     Allowance for
     Markdowns:

     Year ended:
       August 3, 1996                    $0              $0             $0                  $0             $0
       August 2, 1997                     0           4,311              0                   0          4,311
       August 1, 1998                 4,311           2,828          8,893               4,203         11,829

Reserves
     Store Closing
     Reserve:

     Year ended:
       August 3, 1996                  $115            $(21)            $0                 $94             $0
       August 2, 1997                     0             400              0                   5            395
       August 1, 1998                   395             511            721                 722            905

(1) The charges to other accounts represent balances resulting from the acquisition of Shonac.

(2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS

     Exhibit
       No.       Description                                   Exhibit Page No.
     -------     -----------                                   ----------------

      2.1        Stock Purchase Agreement entered into         Previously filed as Exhibit 2.1 to Form 8-K
                 as of May 1, 1998 between the                 (file no. 1-10767) filed May 22, 1998, and
                 Company and Schottenstein Stores              incorporated herein by reference.
                 Corporation and Nacht Management,
                 Inc.

      2.2        Asset Purchase Agreement entered into         Previously filed as Exhibit 2.2 to Form 8-K
                 as of May 1, 1998 between the                 (file no. 1-10767) filed May 22, 1998, and
                 Company and Valley Fair Corporation,          incorporated herein by reference.
                 an affiliate of Schottenstein Stores
                 Corporation.

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

   10.1.4        Corporate Services Agreement, dated           Previously filed as Exhibit 10.1.4 to Form 10-Q
                 October 13, 1997, between the Company         (file no. 1-10767) filed December 16, 1997, and
                 and SSC.                                      incorporated herein by reference.

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

     10.4       License Agreement, dated July 1, 1987,         Previously filed as Exhibit 10.4 to
                 as amended, between the Company, by           Form S-1 Registration Statement (file no.
                assignment from SSC, and L.F. Widmann,         33-40214) filed April 29, 1991, and
                Inc. re health and  departments.               incorporated herein by reference.

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

   10.4.3       Amendment dated December 5, 1995 to            Previously filed as Exhibit 10.4.3 to
                License Agreement dated July 1, 1987, as       Form 10-Q (file no. 1-10767) filed
                as amended, between the Company by             December 12, 1995, and incorporated
                assignment from SSC, and                       herein by reference.
                L.F. Widmann, Inc. re health and beauty
                aids departments.

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

     10.6.1      Agreement, effective as of May 13, 1997       Previously filed as Exhibit 10.6.1 to
                 between George Iacono and the Company         Form 10-K (file no. 1-10767) filed
                 re non-renewal of employment contract.        October 31, 1997, and incorporated
                                                               herein by reference.

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

      10.19       Lease Agreement, dated as of July 1,         Previously filed as Exhibit 10.19 to
                  1988, between SSC as sublessor and the       Form 10-K (file no.1-10767) filed
                  Company as sublessee, by assignment          October 24, 1991, and incorporated
                  dated April 25, 1991, re Benwood, W.V.       herein by reference.
                  store location.

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

      10.33       Lease, dated October 26, 1993 between        Previously filed as Exhibit 10.33 to
                  the Company, as lessee, and J.A.L. Realty    Form 10-Q (file no. 1-10767) filed
                  Company, as lessor. re 2560 Valueway,        March 14, 1994, and incorporated
                  Columbus, OH 43224.                          herein by reference.

    10.33.1       Lease Modification Agreement dated           Previously filed as Exhibit 10.33.1 to
                  June 16, 1995 to Lease, dated October        Form 10-K (file no.1-10767) filed
                  26, 1993, between the Company, as            October 27, 1995, and incorporated
                  lessee, and J.A.L. Realty Company,           herein by reference.
                  as lessor, re 2560 Valueway, Columbus,
                  Ohio 43224.

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

      10.51       Asset and Stock Purchase Agreement,          Previously filed as Exhibit 10.51 to
                  dated as of July 14, 1997, by and among      Form 10-K (file no. 1-10767) filed
                  VCM, LTD., Mazel Stores, Inc., Valley        October 31, 1997, and incorporated
                  Fair Corporation L.F. Widmann, Inc. and      herein by reference.
                  Value City Department Stores, Inc.

      10.52       Employment Agreement, dated July 15,         Previously filed as Exhibit 10.52 to
                  1997, between Martin P. Doolan and the       Form 10-K (file no. 1-10767) filed
                  Company.                                     October 31, 1997, and incorporated
                                                               herein by reference.

    10.52.1       First Amendment to Employment
                  Agreement, effective as of July 1, 1997, between Marin P. Doolan and the Company.

      10.53       Restricted Stock Agreement dated             Previously filed as Exhibit 10.53 to
                  July 14, 1997 between Martin P.              Form 10-K (file no. 1-10767) filed
                  Doolan and the Company.                      October 31, 1997, and incorporated
                                                               herein by reference.

      10.54       Employment Agreement, dated July 2,
                  1997 between Michael J. Tanner and the
                  Company.

      10.55       Employment Agreement, dated July 2,
                  1997 between James E. Feldt and the
                  Company.

      10.56       Lease, dated ________, 1998 between the
                  Company, as tenant, and Jubilee Limited
                  Partnership, as landlord, re River Oaks West
                  Shopping Center, Calumet City, Illinois.

      10.57       Lease, dated May 3, 1998 between the
                  Company, as tenant, and Valley Fair
                  Corporation, as landlord, re Irvington, NJ

       16.1       Letter re change in certifying Accountant    Previously filed as Exhibit 16.1 to
                                                               Form 8-K (file no. 1-10767) filed
                                                               May 27, 1997 and incorporated
                                                               herein by reference.

         21       List of  Subsidiaries                        Page E-11.

         23       Consent of Deloitte & Touche LLP             Page E-12.

         27       Financial Data Schedule                      Page E-13.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VALUE CITY DEPARTMENT STORES, INC.

Date: October 29, 1998                     By:              *
                                           ------------------------------------
                                           (Martin P. Doolan, President and CEO)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                                     DATE
---------                      -----                                                     ----

           *                   Chairman of the                                           10/29/98
--------------------------     Board of Directors
(Jay L. Schottenstein)

           *                   Vice Chairman of the Board of Directors                   10/29/98
--------------------------     Director
(Saul Schottenstein)

           *                   President, Chief Executive Officer                        10/29/98
--------------------------     (Principal Executive Officer) and Director
(Martin P. Doolan)

/s/ Robert M. Wysinski         Senior Vice President, Secretary and                      10/29/98
--------------------------     Treasurer (Principal Financial Officer), Director
(Robert M. Wysinski)

           *                   Controller, Assistant Treasurer                           10/29/98
--------------------------     and Assistant Secretary (Principal Accounting Officer)
(Richard L. Walters)

           *                   Director                                                  10/29/98
--------------------------
(Geraldine Schottenstein)

           *                   Director                                                  10/29/98
--------------------------
(Jon P. Diamond)

           *                   Director                                                  10/29/98
--------------------------
(Norman Lamm)

           *                   Director                                                  10/29/98

(Richard Gurian)
--------------------------
           *                   Director                                                  10/29/98

(Robert L. Shook)
--------------------------
           *                   Director                                                  10/29/98

(Ari Deshe)
--------------------------

*By:/s/ Robert M. Wysinski
--------------------------
     Robert M. Wysinski, (Attorney-in-Fact)