Form 10-Q
period 1998-10-31
VALUE CITY DEPARTMENT STORES INC /OH
filed 1998-12-15
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                     31-1322832
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


            3241 Westerville Road, Columbus, Ohio                 43224
-------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


 Registrant's telephone number, including area code          (614) 471-4722
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

                         Yes    X         No
                             -------         -------

             Indicate the number of shares outstanding of each of the
                 issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at December 4, 1998
------------------------------------      -----------------------------------
     Common Stock, Without Par Value             32,285,967 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
================================================================================


                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           October 31, 1998 and August 1, 1998                             3

                     Consolidated Statements of Income
                           Three months ended October 31, 1998
                           and November 1, 1997                                            4

                     Consolidated Statements of Cash Flows
                           Three months ended October 31, 1998
                           and November 1, 1997                                            5

                     Notes to the Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk              N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                       N/A

         Item 2.  Changes in Securities                                                   N/A

         Item 3.  Defaults Upon Senior Securities                                         N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                     11

         Item 5.  Other Information                                                       N/A

         Signatures                                                                       12

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A: Exhibit 27  Financial Data Schedule for First Quarter Form 10-Q 13


                  Part B: Reports on Form 8-K                                             N/A



                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
================================================================================


                                                               OCTOBER 31,     AUGUST 1,
                                                                  1998           1998
                                                            --------------     ---------
         ASSETS
Current assets:
   Cash and equivalents                                         $  11,332       $  32,802
   Accounts receivable, net                                         5,722           5,458
   Receivables from affiliates                                        721             636
   Inventories                                                    376,394         373,175
   Prepaid expenses and other assets                                7,225           8,192
   Deferred income taxes                                           17,058          17,687
                                                                ---------       ---------
         Total current assets                                     418,452         437,950

Property and equipment, at cost:
   Furniture, fixtures and equipment                              168,869         165,261
   Leasehold improvements                                         125,550         122,011
   Land and building                                                1,017           1,001
   Capital leases                                                  15,276          15,276
                                                                ---------       ---------
                                                                  310,712         303,549
   Accumulated depreciation and amortization                     (140,491)       (133,707)
                                                                ---------       ---------
         Property and equipment, net                              170,221         169,842

Investment in joint venture                                         7,148           8,260
Goodwill and tradenames, net                                       45,918          46,717
Other assets                                                       20,540          20,288
                                                                ---------       ---------
         Total assets                                           $ 662,279       $ 683,057
                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 113,513       $ 133,539
   Accounts payable to affiliates                                   3,525           7,235
   Accrued expenses:
         Compensation                                               8,574          13,524
         Taxes                                                     11,297          17,646
         Other                                                     30,867          28,030
   Current maturities of long-term obligations                     41,044          32,224
                                                                ---------       ---------
         Total current liabilities                                208,820         232,198


Long-term obligations, net of current maturities                  165,618         165,648
Deferred income taxes and other noncurrent  liabilities             2,630           4,460

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
         issued, including treasury shares, 32,651,667
         shares and 32,619,767 shares, respectively               113,009         112,749
   Contributed capital                                             12,213          12,097
   Retained earnings                                              163,832         159,814
   Deferred compensation expense, net                              (1,014)         (1,080)
   Treasury shares at cost, 368,600 shares                         (2,829)         (2,829)
                                                                ---------       ---------
         Total shareholders' equity                               285,211         280,751
                                                                ---------       ---------
         Total liabilities and shareholders' equity             $ 662,279       $ 683,057
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




                                                             THREE MONTHS ENDED
                                                        ------------------------------
                                                         OCTOBER 31,      NOVEMBER 1,
                                                             1998             1997
                                                        ------------------------------




Total sales                                              $ 375,982       $ 324,783
Less licensed departments sales                            (19,227)        (60,398)
                                                         ---------       ---------
      Net owned sales                                      356,755         264,385
Cost of sales                                             (219,575)       (166,955)
                                                         ---------       ---------
   Gross profit                                            137,180          97,430

Selling, general and administrative expenses              (129,172)        (97,764)
License fees from affiliates,
   and other operating income                                3,417           7,089
                                                         ---------       ---------
   Operating profit                                         11,425           6,755
Interest expense, net                                       (3,557)         (1,049)
Other  income, net                                               3             852
                                                         ---------       ---------
   Income before equity in loss of
       joint venture and provision for income taxes          7,871           6,558
Equity in loss of joint venture                             (1,113)         (1,109)
                                                         ---------       ---------
       Income before provision
       for income taxes                                      6,758           5,449

Provision for income taxes                                  (2,740)         (2,171)
                                                         ---------       ---------
Net income                                               $   4,018       $   3,278
                                                         =========       =========



Basic and diluted earnings per share                     $    0.12       $    0.10
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

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================



                                                                         THREE MONTHS ENDED
                                                                  ----------------------------
                                                                    OCTOBER 31,    NOVEMBER 1,
                                                                       1998          1997
                                                                  ----------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  4,018       $  3,278
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                  8,909          7,024
       Deferred income taxes and other noncurrent liabilities        (1,201)          (815)
       Loss of joint venture                                          1,113          1,109
       Gain on disposal of assets                                        (3)          (852)
       Change in working capital, assets and liabilities:
          Receivables                                                  (349)          (907)
          Inventories                                                (3,219)        (5,727)
          Prepaid expenses and other assets                             212          6,902
          Accounts payable                                          (23,736)         6,123
          Accrued expenses                                           (7,859)        (3,642)
                                                                   --------       --------
Net cash provided by (used in) operating activities                 (22,115)        12,493
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                              (7,745)        (3,109)
   Proceeds from sale of assets                                           8         21,405
   Investment in joint venture                                         --           (9,637)
   Other assets                                                        (668)          (408)
   Notes receivable                                                    --            1,906
                                                                   --------       --------
Net cash provided by (used in) investing activities                  (8,405)        10,157
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings (payments) under revolving credit facilities        8,820        (12,000)
   Principal payments of long-term obligations                          (30)           (69)
   Net proceeds from issuance of common shares                          260             11
                                                                   --------       --------
Net cash provided by (used in) financing activities                   9,050        (12,058)
                                                                   --------       --------

Net  increase (decrease)  in cash and equivalents                   (21,470)        10,592
Cash and equivalents, beginning of period                            32,802         11,614
                                                                   --------       --------
Cash and equivalents, end of period                                $ 11,332       $ 22,206
                                                                   ========       ========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                   (UNAUDITED)

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

     The balance sheet for August 1, 1998 is condensed information taken from the audited financial statements. The interim financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.


2.   ACQUISITIONS

     Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 56.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Shonac has operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operates a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The acquisitions have been accounted for using the purchase method of accounting.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 1997

Total sales, which include licensed departments sales, increased $51.2 million from $324.8 million to $376.0 million. Consolidated net owned sales for the department stores ("Value City") increased from $264.4 million to $265.4 million, an increase of $1.0 million, or 0.4%, net of $2.8 million of sales from stores closed during fiscal 1998. Value City's comparable store owned sales increased 0.5%, or $1.3 million. Shonac Corporation ("Shonac"), a wholly owned subsidiary of the Company, contributed net owned sales of $91.4 million, with a comparable store sales decrease of 1.1%. DSW Shoe Warehouse, a wholly owned subsidiary of Shonac, achieved sales of $48.1 million with a 3.8% comparable store sales increase. On a comparable store basis, Value City's non-apparel owned sales increased 6.6% while apparel sales decreased 1.3% for the quarter.

Consolidated gross profit increased $39.8 million from $97.4 million to $137.2 million and increased as a percentage of owned sales from 36.9% to 38.4%. The acquisition of Shonac contributed $37.9 million. Value City's gross profit for the quarter increased $1.8 million, or 1.9% from $97.4 million to $99.3 million, and increased as a percentage of owned sales from 36.9% to 37.4% due to reductions in markdowns and improved initial markup.

Selling, general and administrative expenses ("SG&A") increased $31.4 million from $97.8 million to $129.2 million, but decreased as a percentage of owned sales from 37.0% to 36.2%, a reduction of 0.8%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $29.9 million, or 32.7% of their owned sales. Value City's SG&A increased $5.8 million and increased as a percentage of owned sales from 37.0% to 39.0%. This is primarily attributable to increases in distribution, advertising, personnel, new stores, net of closed stores and the addition of Valley Fair's operations (which were offset by a similar amount of license fee income.

Depreciation and amortization expense increased from $7.0 million to $8.9 million but decreased as a percentage of owned sales from 2.7% to 2.5%.

Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $5.0 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally take between eight to ten weeks. Through August 1, 1998, the Company charged pre-opening expenses to operations ratably over the first twelve months of store operations. Effective in fiscal 1999, pre-opening costs will be expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Two department stores opened less than twelve months as of the beginning of the current fiscal year had a pre-tax net operating loss of $0.7 million for this year, including $0.8 million of pre-opening expense. Nine department stores opened less than twelve months during fiscal 1997 had pre-tax operating losses of $1.7 million in 1997, including $0.9 million of pre-opening expense amortization. The Company plans to open two Value City stores and two to three shoe stores during Spring 1999.

License fees from affiliates and other operating income decreased $3.7 million, or 52.0% from $7.1 million to $3.4 million, and decreased as a percentage of owned sales from 2.7% to 1.0%. This decrease is due primarily to the reduction of license fees from Shonac resulting from the acquisition and consolidation with Value City. This was partially offset by license fees earned from third parties by the two Valley Fair stores.

Operating profit increased from $6.8 million to $11.4 million, an increase of $4.6 million, and increased as a percentage of owned sales from 2.6% to 3.2%, as a result of the above factors.

Interest expense, net of interest income, increased from $1.0 million to $3.6 million due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair Corporation.

Other income of $0.9 million in 1997 represented the gain recognized from selling land, building and improvements at a site originally purchased for future store development.

Equity in loss of joint venture represents the Company's fifty percent interest in net losses of VCM, LTD. ("VCM"), a 50/50 joint venture between the Company and Mazel Stores, Inc.

Income before provision for income taxes increased from $5.4 million to $6.8 million, an increase of $1.4 million but decreased as a percentage of owned sales from 2.1% to 1.9%, as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $209.6 million at October 31, 1998 compared to $205.8 million at August 1, 1998. Current ratios at those dates were 2.0 and 1.9 to 1.0, respectively.

Net cash used in operating activities totaled $22.1 million for the three months ended October 31, 1998 and net cash provided by operating activities totaled $12.5 million for the three months ended November 1, 1997. Net income, adjusted for depreciation and amortization, provided $12.9 million of operating cash flow for the three months ended October 31, 1998. This was offset by an increase in inventory of $3.2 million and decreases in accounts payable and accrued expenses of $23.7 million and $7.9 million, respectively. For the three months ended November 1, 1997, net income, adjusted for depreciation and amortization, provided $10.3 million of operating cash flow. In addition, operating cash flow was increased by $0.4 million representing an increase in inventories offset by an increase in accounts payable of $6.1 million.

Net cash used for investing activities totaled $8.4 million for the three months ended October 31, 1998. Net cash provided by investing activities totaled $10.2 million for the three months ended November 1, 1997.

Net cash used for capital expenditures was $7.7 million and $3.1 million for the three months ended October 31, 1998 and November 1, 1997, respectively. During the 1998 period, capital expenditures included $3.0 million for new stores, $3.1 million for renovations of existing stores, $1.5 million for MIS equipment and upgrades, and $0.1 million for energy management systems. Other investing activities totaled $0.7 million, which is primarily payments made to a trust pursuant to a deferred compensation plan. Capital Expenditures for the balance of the fiscal year ending January 31, 1999 are estimated at approximately $11.0 million.

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

The Company estimates that the aggregate costs of its year 2000 project will be approximately $5.0 million to $6.0 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $2.3 million were incurred by the Company for this project through October 31, 1998. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

The Company has available a $185.0 million long-term unsecured revolving bank credit facility with a three year term and primarily bears interest at a floating rate of LIBOR plus 1.75%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrance of debt and capital expenditures. At October 31, 1998 the LIBOR rate was 5.40766%, borrowings aggregated $148.8 million and $13.9 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.



SEASONALITY

The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the first six months of its fiscal year, which includes the back-to-school and Christmas selling seasons.


ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has no items of other comprehensive income in any period presented.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997; however, this statement need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the effects of this statement on its financial statements which will be limited to the form and content of its disclosures.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

INCOME TAXES

The effective tax rate for the three months ended October 31, 1998 and November 1, 1997 was 40.5% and 39.8%, respectively. The primary reason for the increase in the effective tax rate is due to the effect of non-deductible goodwill amortization.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained herein or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for the Company's merchandise, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, the ability of the Company and its vendors and suppliers to become year 2000 compliant, changes in existing or potential duties, tariffs or quotas, paper and printing costs and the ability to hire and train associates.

Historically, the Company's operations have been seasonal, with a disproportionate amount of sales and a majority of net income occurring in the second fiscal quarter, reflecting increased demand during the holiday selling season. As a result of this seasonality, any factors negatively affecting the Company during the second quarter of any year, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations for the entire year.

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       VALUE CITY DEPARTMENT STORES, INC.


================================================================================


A. The Company held its 1998 Annual Meeting of Shareholders on December 9, 1998. Holders of 24,778,464 Common Shares of the Company were present representing 77% of the Company's 32,283,067 Common Shares issued and outstanding and entitled to vote at the meeting.


B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.


         Name                             Votes For                 Votes Withheld
         Ari Deshe                        24,250,455                 528,009
         Jon P. Diamond                   24,250,457                 528,007
         Martin P. Doolan                 24,250,457                 528,007
         Richard Gurian                   24,250,593                 527,871
         Dr. Norman Lamm                  24,250,683                 527,781
         Geraldine Schottenstein          24,203,183                 528,781
         Jay L. Schottenstein             24,250,483                 527,981
         Saul Schottenstein               24,250,455                 528,009
         Robert L. Shook                  24,250,593                 527,871
         Robert M. Wysinski               24,250,455                 528,009


C. In addition to the election of directors described above, the proposal to approve the Value City Incentive Compensation Plan passed with 24,651,512 shares voting in favor, 124,084 shares voting against and 2,867 shares abstaining.

D.       Not applicable.

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






                                 VALUE CITY DEPARTMENT STORES, INC.
                                          (Registrant)




                                 By /s/ Robert M. Wysinski
                                   --------------------------------------------
                                    Robert M. Wysinski, Senior Vice President,
                                    Chief Financial Officer, Treasurer
                                    And Secretary *


Date: December 11, 1998
------------------------

------------------------------------------------------------------------------

* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.