Form 10KT405
period 1999-01-30
VALUE CITY DEPARTMENT STORES INC /OH
filed 1999-04-30
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                       OR
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM AUGUST 2, 1998 TO JANUARY 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,041,099 Common Shares, based on the $8.9375 closing sale price on April 26, 1999, was $107,617,322.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 32,320,817 Common Shares were outstanding at April 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                                                                                                                 FORM
                                                                                                                10-K405
                                                                                                                REPORT
ITEM NO.                                                                                                         PAGE
                                                       PART I
1.       Business............................................................................................      3
2.       Properties..........................................................................................     16
3.       Legal Proceedings...................................................................................     17
4.       Submission of Matters to a Vote of Security Holders.................................................     17


                                                       PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters...........................     18
6.       Selected Financial Data.............................................................................     19
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............     20
7A.      Quantitative and Qualitative Disclosures about Market Risk .........................................     29
8.       Financial Statements and Supplementary Data.........................................................     30
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................     30


                                                      PART III

10.      Directors and Executive Officers of the Registrant..................................................     31
11.      Executive Officer Compensation......................................................................     35
12.      Security Ownership of Certain Beneficial Owners and Management......................................     38
13.      Certain Relationships and Related Transactions......................................................     39


                                                       PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................     43

Signatures...................................................................................................     44


                               TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report.................................................................................    F-1
Consolidated Balance Sheets..................................................................................    F-3
Consolidated Statements of Income............................................................................    F-4
Consolidated Statements of Shareholders' Equity..............................................................    F-5
Consolidated Statements of Cash Flows........................................................................    F-6
Notes to the Consolidated Financial Statements...............................................................    F-7

SCHEDULES
II - Valuation and Qualifying Accounts.......................................................................    S-1
Index to Exhibits............................................................................................    E-1

                                     PART I

ITEM 1          BUSINESS.

GENERAL

        Value City Department Stores, Inc. ("VCDS" or the "Company") currently operates a chain of 97 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name "Value City" as well as 45 DSW Shoe Warehouse Stores ("DSW") located throughout the United States. For over 80 years, the Company's strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. The department stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items, with apparel comprising over 60% of total sales. The Value City stores average 87,000 square feet which allow them to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. The DSW stores are a chain of upscale shoe stores located throughout the country, offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 22,000 square feet with up to 55,000 pairs of women's and men's designer brand shoes and athletic footwear per store.

        The Company's pricing strategy is supported by its ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, the Company has had a reputation in the marketplace as a leading purchaser of buy-outs and manufacturers' closeouts.

ORGANIZATION AND HISTORY

        The Company was incorporated on March 15, 1985 and was inactive until June 18, 1991 when it sold 8,025,000 Common Shares in a public offering and issued 22,500,000 Common Shares to Schottenstein Stores Corporation ("SSC") in exchange for substantially all of the net assets of the Value City Department Store Division of SSC (the "Division"). In connection with the acquisition of the Division, VCDS entered into a number of agreements with SSC pursuant to Item 13 of this annual report on Form 10-K405.

        In July 1997, the Company entered into agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operates the health and beauty care and toy and sporting goods departments in the Company's stores as licensed departments. The Company accounts for its fifty percent interest in the joint venture under the equity method. See "Licensed Departments."

        Effective as of May 3, 1998, VCDS purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and SSC. Shonac had been the shoe licensee in all of VCDS' stores since its inception in 1969 and also operated a chain of retail shoe outlets located throughout the United States principally under the name DSW. Also effective as of May 3, 1998 , VCDS acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. VCDS had been a licensee of certain departments in these two stores for eighteen years.

        VCDS and its wholly owned subsidiaries are herein referred to collectively as the "Company."


CHANGE IN FISCAL YEAR-END

        On June 10, 1998, the Company determined to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31. The six-month transition period of August 2, 1998 through January 30, 1999 (the "Transition Period") precedes the start of the new fiscal year.


OPERATING SEGMENTS

        See Note 12 of Notes to Consolidated Financial Statements found on page F-20 of this annual report for information regarding the Company's segments.

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

        The DSW stores' mission is to be its customers' favorite retailer of branded footwear by satisfying customer expectations for selection, service and value. The principal elements of the Value City and DSW business strategies are discussed below.

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

        The DSW stores attract customers because of their wide assortment of top quality name brand dress and casual footwear together with a regularly changing selection of more fashion-oriented footwear. Brand name products include Fila, Reebok, Keds, J. Renee, Lifestride, Naturalizer, Bostonian, Nunn Bush, Florsheim and Sperry, to name only a few.

        The following table sets forth relative contributions of each major merchandise category to total sales.

                                                                       6 Months              Fiscal Years Ended
                                                                        Ended        --------------------------------
                                                                       1/30/99       1998          1997         1996
                                                                       -------       -----         -----        -----

Apparel and Ready-to-Wear - Includes: Men's, Women's
and Children's outerwear, suits, dresses, sportswear,
sleepwear, underwear and accessories; and department
store shoe sales from May 3, 1998 to January 30, 1999 ................   62.8%        62.2%        61.6%        62.2%

Hard goods and Home Furnishings - Includes: domestics;
jewelry; housewares; giftware; small appliances; and for
fiscal years 1997 and 1996, toys and sporting goods ..................   18.8         19.0         23.9         23.3

Licensed Departments - includes: shoes through May 2, 1998;
health and beauty care; toys and sporting goods for periods
subsequent to fiscal 1997 and other incidental departments ...........    7.5         15.2         14.5         14.5

DSW Stores ...........................................................   10.9          3.6           --           --
                                                                        -----       -----         -----        -----
                                                                        100.0%      100.0%        100.0%       100.0%
                                                                        =====       =====         =====        =====

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

        Well known designer labels, brand names and original retailer names are prominently displayed throughout the Value City and DSW stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

Licensed Departments

        All store departments are operated by the Company except for the health and beauty care and toys and sporting goods, and certain other incidental departments in the Value City stores. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 10 years with, in some instances, an option to renew. In addition, the Company receives a fee from some licensees for general and administrative expenses. The aggregate annual license fees received by the Company from affiliated licensees for the Transition Period and for the fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996 were approximately $4,880,060, $20,674,000, $17,685,000 and $15,162,000,
respectively.

        SSC owned a controlling interest in L. F. Widmann, Inc. ("Widmann"), the licensee that operated the health and beauty care departments in the Company's stores. In July 1997, the Company entered into agreements with Mazel to create VCM, a 50/50 joint venture. Effective August 3, 1997, VCM purchased 100% of Widmann's capital stock and purchased the assets of the Company's toys and sporting goods departments. VCM operates the health and beauty care and toys and sporting goods departments in the Company's stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. The Company provides certain personnel, administrative and service functions for which it receives a monthly fee from VCM to cover the related costs. The license and joint venture agreements are for a term of ten years ending in 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met.

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

SUPPLIER RELATIONSHIPS AND PURCHASING

        An important factor in the Company's growth has been its many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. The Company believes that over the years its buyers have established excellent relationships with suppliers and have established a reputation for its willingness and ability to purchase entire lots of merchandise and to make prompt payment. The Company continuously seeks to find and negotiate special purchase opportunities. As a result of the Company's relationships, experience and reputation for prompt payment, many suppliers offer special purchase opportunities to the Company prior to attempting to dispose of merchandise through other channels. Many manufacturers of brand name merchandise are reluctant to sell merchandise for resale at discounted prices through their normal channels of distribution or to retailers which may be considered competitors in their regular distribution channels. By selling such merchandise through its own retail stores, the Company is able to assure suppliers that the merchandise will be sold without disturbing the suppliers' regular channels of distribution.

        Although the Company cannot quantify the amount by which the prices it pays for its special purchases are lower, if any, than the prices paid by its competitors for similar purchases, the Company believes that such special purchases are made at prices sufficiently favorable to enable it to offer merchandise to its customers at prices significantly lower than those prices offered by many of its competitors.

        The Company purchases merchandise from more than 4,800 suppliers, none of which account for a material percentage of purchases during the past fiscal year. The Company does not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. The Company regularly purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, the Company purchases all or substantially all of the inventories of financially distressed retailers and makes other special purchases. Also, the Company has begun to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.

        The Company's distribution facilities are designed to enable it to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows the Company's buyers to purchase merchandise very late in the season, when prices are more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, the Company has devoted warehouse space to out-of-season goods for its department stores. This merchandise is held until the most opportune time to offer it in the Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled the Company to offer high-quality merchandise to customers at prices significantly below usual retail prices. The Company believes that this ability distinguishes it from the typical discount or department store and provides it with a competitive advantage in making purchases as favorable opportunities arise.

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

DISTRIBUTION

        The Company pursues a centralized distribution strategy with eleven distribution centers, located in Columbus, Ohio and also utilizes a third party processor located in Secaucus, New Jersey. The aggregate area of the Ohio facilities is approximately 2,300,000 square feet, however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. The distribution centers are generally organized by merchandise type, with warehouses for hanging apparel, flat apparel, housewares, domestics, shoes and overflow and buyout merchandise.

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

        Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads to minimize shipping costs. The Company leases its fleet of road tractors and approximately 40% of its semi-rig trailers with the remainder being owned. The Company's fleet makes the majority of all deliveries to the stores.

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

        DSW stores currently use a broadcast campaign, primarily radio, focusing on the slogan "The shoes of the moment, the deal of a lifetime." This campaign is supplemented by print promotions. In addition, a valuable marketing tool for DSW is the "Reward Your Style" loyal customer program. Customers are asked to join the program when checking out at the cash registers. By analyzing the member database, as well as the sales transactions of those members, the Company is able to direct the advertising to encourage repeat shopping and to reach targeted customers.

STORES

Store Location and Design

        The Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a very full appearance. The stores are generally open from 9:30 am until 9:30 pm Monday through Saturday and 11:00 am until 6:00 pm on Sunday. All of the stores are located in leased facilities.

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

        Management believes that customers are attracted to the Company's stores principally by the wide assortment of quality items at substantial savings. Of the 97 department stores open as of April 5, 1999, 21 are free-standing and 76 are in shopping centers, 23 of which are enclosed malls in which they serve as an anchor. Of the 45 shoe stores open as of April 5, 1999, 8 are free-standing and 37 are in shopping centers. All of the Company's stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

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

        The typical staff for a DSW store consists of a store manager, an assistant manager, a lead staff person and full and part-time hourly associates. Each manager reports directly to one of seven district managers who in turn report to a national operations manager.

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

Expansion

        The Company has increased its department store base from 74 stores at the start of fiscal 1994 to 97 stores at the end of the Transition Period. The Company has expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. Effective May 3, 1998, the Company acquired 43 shoe stores when it purchased the common stock of Shonac and two Valley Fair stores when it purchased the store operations of Valley Fair Corporation.

        During fiscal 1999, the Company plans to focus on improving the profitability of existing stores in addition to opening new stores. The Company has planned 6 to 10 department stores and 3 to 6 shoe stores to open during fiscal 1999. Expansion continues to be a central element of the Company's business strategy with a view towards deepening penetration in existing or contiguous markets. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. The Company seeks to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

        DSW intends to open additional stores in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas.


        The table below sets forth certain information relating to the Company's stores during each of the last five fiscal years and the six month period ended January 30, 1999:

                                              Fiscal Year                            6 Months
                             ----------------------------------------------------     Ended
                            1994        1995       1996        1997       1998      1/30/99(3)
                            ----        ----       ----        ----       ----      -------

Beginning of Year(1) ...     74          75           79        86          95         142

  Opened(2) ............      3           6            7         9          49           4
Closed .................      2           2            0         0           2           1
 .......................      -           -            -         -           -           -
End of Year ............     75          79           86        95         142         145
                             ==          ==           ==        ==         ===         ===

(1) Excludes apparel, domestics and housewares departments operated by the Company in two Valley Fair department stores prior to May 3, 1998.

(2) 1998 includes the two department stores obtained in the purchase of Valley Fair and the 43 shoe stores obtained in the purchase of Shonac.

(3)     In March 1999, the Company opened one new shoe store.

        Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4,500,000 to $6,500,000 and the cost of opening a new shoe store to range from approximately $1,000,000 to $2,000,000, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks and preparations for opening a shoe store generally take eight to ten weeks. The Company charges pre-opening expenses to operations as incurred. It has been the Company's experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

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

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the liquidity section on page 28 for a discussion of the Company's Year 2000 status.

ASSOCIATES

        As of March 1999, the Company had approximately 12,900 associates of which 6,750 were full-time and 6,150 were part-time. Approximately 950 of these associates in twelve stores are covered by collective bargaining agreements. The contract with United Food and Commercial Workers Union Local 23 expired in March 1999. Negotiations are progressing satisfactorily for a new contract and no interruption of operations is anticipated.

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

        In the discount or off-price retailing segment, the Company differentiates itself through its store format and its breadth of product offering. The Company's large stores differ from most other off-price retailers which tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. The Company's large stores facilitate its merchandise offering and broad range of brands and products.

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

        The Company, through the acquisition of Shonac, has registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sander; Shoes by Kari and Sylvia Cristie.

ITEM 2.        PROPERTIES.

        Set forth in the following table are the locations of stores operated by the Company as of January 30, 1999:

                                      Department            Shoe
                                        Stores             Stores
                                      ----------           ------
Arizona                                    -                  1
Colorado                                   -                  2
Delaware                                   3                  -
Florida                                    -                  2
Georgia                                    3                  2
Illinois                                   6                  3
Indiana                                    7                  1
Kansas                                     -                  2
Kentucky                                   4                  -
Maryland                                   7                  2
Massachusetts                              -                  1
Michigan                                   6                  3
Minnesota                                  -                  1
Missouri                                   1                  1
New Jersey                                 7                  1
New York                                   -                  2
North Carolina                             1                  1
Ohio                                      23                  8
Oklahoma                                   -                  1
Pennsylvania                              19                  2
Tennessee                                  1                  2
Texas                                      -                  5
Virginia                                   4                  -
Washington D.C.                            1                  -
West Virginia                              4                  -
Wisconsin                                   -                 1
                                         ----               ---
                                          97                 44

        The Company maintains buying offices in Columbus, Ohio; Boston, Massachusetts; and Los Angeles, California. The Company operates eleven warehouse/distribution complexes located in Columbus, one third party processor located in Secaucus, New Jersey and occasionally utilizes temporary warehouse space. One warehouse, previously used by VCM, the 50/50 joint venture between the Company and Mazel, was returned to the landlord in November 1998. VCM reimbursed the Company for the cost of maintaining and operating that warehouse. The Company's executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of the Company's apparel distribution centers. Shonac occupies approximately 33,000 square feet in a building which also serves as the shoe division's distribution center.

        The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned store location. As of January 30, 1999 the Company leased or subleased nineteen stores and three of its warehouse facilities from SSC or entities affiliated with SSC. The remaining stores and warehouses were leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

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

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 26, 1999, there were 545 shareholders of record.

                                                     HIGH          LOW
Fiscal 1997:
First Quarter  ................................     $13 1/4       $8 1/8
Second Quarter ................................      14 3/8        9 1/8
Third Quarter .................................       9 1/2        7 1/2
Fourth Quarter ................................       9 1/4        8

Fiscal 1998:
First Quarter  ................................     $ 8 1/2       $7 5/8
Second Quarter ................................      10 3/8        7 9/16
Third Quarter .................................      21 1/16       9 1/8
Fourth Quarter.................................      22 3/8       16 7/8

Six Months Ended January 30, 1999:
First Quarter  ................................     $19 1/4       $7 3/4
Second Quarter ................................      14 3/8        8 1/4

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

ITEM 6.   SELECTED FINANCIAL DATA.
          (dollars in thousands, except per share and per square foot amounts)

                                Six Months Ended(1)                        Fiscal Year
                               ---------------------  -------------------------------------------------------
                               1/30/99(2)    1/31/98     1998(2)      1997        1996(2)     1995      1994
------------------------------------------------------------------------------------------------------------
Net Owned Sales (3)             $780,263    $577,612  $1,161,379  $1,073,399    $954,308   $871,949   $864,855
Operating Profit                 $40,799     $26,496     $36,921     $10,513     $36,213    $24,209    $62,237
Net Income (4)                   $20,256     $15,743     $20,359      $3,951     $21,718    $13,819    $38,936
Basic Earnings per Share(4)        $0.63       $0.49       $0.64       $0.12       $0.68      $0.43      $1.21
Diluted Earnings per Share(4)      $0.62       $0.49       $0.63       $0.12       $0.68      $0.43      $1.21
Total Assets                    $573,406    $449,709    $683,057    $457,973    $437,010   $361,887   $358,606
Working Capital                 $166,495    $167,421    $205,752    $158,476    $161,397   $154,112   $164,140
Current Ratio                        2.0        2.43        1.89        2.14        2.21       2.48       2.59
Long-term Obligations           $101,447     $55,706    $165,648     $57,763     $46,942    $20,853    $31,650
Number of Stores (5)
  Department Stores                   97          95          95          95          86         79         75
  Shoe Stores                         44           0          43           -           -          -          -
Department Store Sales per
  Selling Sq. Ft. (6)               $126        $122        $229        $217        $221       $220       $229
Comp Department Store
  Sales Change (7)                   3.3%        2.9%        5.9%        0.1%       (0.1)%     (3.8)%      2.9%

(1) The six month periods each include 26 weeks. Fiscal 1996 includes 53 weeks; all other years contain 52 weeks.

(2) The 1999 Transition Period and fiscal 1998 include the operations of Shonac and Valley Fair Corporation from the date of acquisition, May 3, 1998.

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

(6) Excludes stores not operated during the entire fiscal period and licensed departments.

(7) Comparable Department Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal 1996, comparable store sales are computed using like 52-week periods.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationships to net owned sales of the listed items included in the Company's Consolidated Statements of Operations, except for the six month period ended January 31,1998, which is presented here for comparative purposes.

----------------------------------------------------------------------------------------------------
                                        6 Months Ended
                                     ---------------------         1998        1997           1996
                                     1/30/99       1/31/98      52 Weeks     52 Weeks       53 Weeks
----------------------------------------------------------------------------------------------------

Net sales                            100.0%        100.0%        100.0%        100.0%        100.0%

Cost of sales                        (62.0)        (63.6)        (63.1)        (65.0)        (62.8)
                                     -----         -----         -----         -----         -----

Gross profit                          38.0          36.4          36.9          35.0          37.2

Selling, general and
    administrative expenses          (33.9)        (34.5)        (35.8)        (36.0)        (35.3)

License fees from affiliates
    and other operating income         1.1           2.7           2.1           2.0           1.9
                                     -----         -----         -----         -----         -----

Operating profit                       5.2           4.6           3.2           1.0           3.8

Gain on disposal of assets              --            --           0.1            --            --

Interest expense, net                 (0.8)         (0.3)         (0.5)         (0.5)         (0.1)

Other income, net                       --           0.3            --            --            --

Amortization of excess
    net assets over cost                --            --           0.1           0.1           0.1
                                     -----         -----         -----         -----         -----

Equity in income
    (loss) of joint venture             --          (0.1)         (0.1)           --            --
                                     -----         -----         -----         -----         -----

Income before income taxes             4.4           4.5           2.8           0.6           3.8

Provision for income taxes            (1.8)         (1.8)         (1.0)         (0.2)         (1.5)
                                     -----         -----         -----         -----         -----

Net income                             2.6%          2.7%          1.8%          0.4%          2.3%
                                     =====         =====         =====         =====         =====

SIX MONTH PERIOD ENDED JANUARY 30, 1999 COMPARED TO SIX MONTH PERIOD ENDED JANUARY 31, 1998

      The Company's total sales, which include licensed departments sales, increased $131.0 million from $712.7 million to $843.7 million. Net owned sales for the department stores ("Value City") increased $25.9 million, or 4.5% from $577.6 million to $603.5 million. Value City's comparable store owned sales increased 3.3%, or $19.2 million. Shonac Corporation ("Shonac") contributed net owned sales of $176.8 million with comparable store sales increases of 2.4%. For the Transition Period, apparel sales increased 1.3% and non-apparel owned sales increased 14.4%. On a comparable store basis, apparel and non-apparel sales increased 0.4% and 12.7%, respectively.

      Gross profit increased $86.6 million from $210.2 million to $296.8 million, and increased as a percentage of owned sales from 36.4% to 38.0%. The acquisition of Shonac contributed $76.2 million. Value City's gross profit increased $10.4 million, or 4.9%, from $210.2 million to $220.6 million, and increased as a percentage of owned sales from 36.4% to 36.5%. The percentage increase is due to reduced markdowns and improvement in initial markup.

      Selling, general and administrative expenses ("SG&A") increased $65.6 million from $199.0 million to $264.6 million, but decreased as a percentage of owned sales from 34.5% to 33.9%, a reduction of 0.6%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $59.6 million, or 33.7% of their owned sales. Value City's SG&A increased $14.9 million and increased as a percentage of owned sales from 34.5% to 35.4%. This is primarily attributable to increases in distribution, advertising, personnel, new stores, net of closed stores, and the addition of Valley Fair operations. However, in total Valley Fair's operations contributed $0.5 million to operating profit during the period.

      Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally take eight to ten weeks. Effective in the Transition Period, pre-opening costs are expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Previously, such costs were amortized ratably over the first twelve months of the store's operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Two department stores opened less than twelve months during the Transition Period had pre-tax operating losses of $0.8 million. The Company plans to open six to ten Value City stores and three to six shoe stores during fiscal 1999.


      License fees from affiliates and other operating income decreased $6.7 million, or 43.8%, from $15.3 million to $8.6 million, and decreased as a percentage of owned sales from 2.7% to 1.1%.This decrease is due primarily to the reduction of license fees from Shonac resulting from its acquisition and consolidation with Value City. This was partially offset by $0.9 million of license fees earned from third parties at the two stores purchased from Valley Fair.

      Operating profit increased $14.3 million from $26.5 million to $40.8 million, and increased as a percentage of owned sales from 4.6% to 5.2% as a result of the above factors.

      Interest expense, net of interest income, increased from $1.4 million to $6.7 million and increased as a percentage of owned sales from 0.3% to 0.8%. This increase is due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair.

      Gain on disposal of assets, net, decreased $1.6 million. The gain in the prior period related to the sale of the land, building and improvements of a site originally purchased for future store development and selling the lease rights for a store that was closed during the second quarter.

      Equity in the unconsolidated joint venture represents the Company's fifty percent interest in VCM's operating results. Equity in VCM increased $0.9 million from a loss of $0.8 million to income of $0.1 million.

      Income before provision for income taxes increased $8.3 million from $25.9 million to $34.2 million, and decreased as a percentage of owned sales from 4.5% to 4.4% as a result of the above factors.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

      The Company's total sales, which include licensed departments sales, increased $112.7 million from $1,255.6 million to $1,368.3 million. Net owned sales for the department stores increased $1.6 million, or 0.1% from $1,073.4 million to $1,075.0 million. Value City's comparable store owned sales increased 5.9%, or $52.8 million. Reported net owned sales for fiscal 1997 of $1,073.4 million included toys and sporting goods sales of $57.3 million. These departments are now operated by VCM, Ltd., a 50/50 joint venture between the Company and Mazel Stores, Inc. and are therefore treated as licensed department sales. The acquisition of Shonac Corporation effective as of May 3, 1998, contributed net owned sales since the acquisition date of $86.4 million with comparable store sales increases of 6.6%. For fiscal 1998, apparel sales increased 5.4% and non-apparel owned sales increased 7.3%. On a comparable store basis, apparel and non-apparel sales increased 5.3% and 7.7%, respectively.

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

      Nine department stores opened less than twelve months as of the beginning of fiscal 1998 had a pre-tax net operating loss of $5.1 million, including $1.5 million of pre-opening expense amortization. Twelve department stores opened less than twelve months during fiscal 1997 had pre-tax operating losses of $7.0 million in 1997, including $6.3 million of pre-opening expense amortization.

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

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

      The Company's total sales increased $139.7 million from $1,115.9 million to $1,255.6 million. Excluding an additional $18.3 million week in fiscal 1996, due to the Company's adoption of the National Retail Federation's suggested retail calendar, total sales increased 14.4% from $1,097.6 million to $1,255.6 million. Net owned sales increased $119.1 million, or 12.5% from $954.3 million to $1,073.4 million. Value City's comparable store owned sales increased 0.1%, or $1.3 million. For fiscal 1997, apparel sales increased 18.4% and non-apparel owned sales increased 17.2%. On a comparable store basis apparel decreased 0.7% and non-apparel increased 2.3%.

      Gross profit increased $20.8 million or 5.8% from $354.8 million to $375.6 million. Expressed as a percentage of owned sales, gross profit decreased from 37.2% to 35.0% due primarily to higher markdowns than last year, especially in the area of overstocked merchandise, and a less favorable physical inventory variance than last year.

      SG&A increased $48.8 million, or 14.5%, from $337.1 million to $385.9 million, and increased as a percentage of owned sales from 35.3% to 36.0%. New stores contributed an increase in expenses of $33.3 million, and stores opened during the prior fiscal year that were not yet considered comparable increased $10.4 million. New store SG&A, as a percentage of owned sales, was higher than that of comparable stores, due primarily to pre-opening expenses and the result of aggressive advertising to develop name recognition in new markets. Home office expenses, including distribution costs, increased by approximately $12.0 million, primarily to support the new stores. Comparable store SG&A declined by approximately $2.1 million. Closed store expenses were $0.4 million. The remaining $5.2 million decline resulted from the extra week in fiscal 1996.

      Twelve stores opened less than twelve months had a pre-tax operating loss of $7.0 million for fiscal 1997, including $6.3 million of pre-opening expense amortization. Seven stores opened less than twelve months during fiscal 1996 had pre-tax net operating losses of $0.2 million in 1996, including $2.2 million of pre-opening expense amortization.

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

SEASONALITY

      The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the back-to-school and Christmas selling seasons.

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

INCOME TAXES

      The effective tax rate for the Transition Period ended January 30, 1999 was 40.8%. The effective tax rate for the six months ended January 31, 1998 was 39.2%. The 1.6% increase resulted primarily from the effect of non-deductible goodwill amortization related to the Shonac acquisition. The effective tax rate for the year ended August 1, 1998 was 36.2%. The effective tax rate for the year ended August 2, 1997 was 39.0%. The 2.8% reduction reflects the benefits of several fourth quarter favorable settlements of federal and state income tax issues. The effective tax rate for fiscal 1999 is expected to be approximately 41.1% due primarily to the effect of non-deductible goodwill amortization related to the Shonac acquisition.


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

      Effective August 2, 1998, the Company adopted AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use", which requires the Company to capitalize certain software development costs. Generally, one the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the Company's financial statements.

INFLATION

      The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

      Net working capital was $166.5 million, $205.8 million and $158.5 million at January 30, 1999, August 1, 1998 and August 2, 1997, respectively. Current ratios at those dates were 2.0, 1.9 and 2.1, respectively.

      Net cash provided from operating activities totaled $93.2 million, $43.3 million, $38.7 million and $21.4 million for the Transition Period and for fiscal years 1998, 1997 and 1996, respectively. Net income, adjusted for depreciation and amortization, provided $36.6 million of operating cash flow for the Transition Period. This was increased by $60.4 million representing a decrease in inventories net of a decrease in accounts payable. Other changes in working capital assets and liabilities used $3.8 million.

      During fiscal year 1998, net income adjusted for depreciation and amortization, provided $48.1 million of operating cash flow. This was reduced by $23.0 million representing an increase in inventories net of an increase in accounts payable of $16.3 million. Other changes in working capital assets and liabilities provided $18.2 million.

      During fiscal year 1997, net income, adjusted for depreciation and amortization, provided $33.5 million of operating cash flow which was increased by $13.6 million representing a decrease in inventories including an increase in accounts payable of $2.9 million. Other changes in working capital assets and liabilities used $8.4 million.

      Net cash used for investing activities totaled $18.2 million, $127.5 million, $46.8 million and $47.7 million for the Transition Period and fiscal years 1998, 1997 and 1996, respectively.

      Net cash used for capital expenditures was $17.3 million, $27.2 million, $46.8 million and $45.4 million for the Transition Period and fiscal years 1998, 1997 and 1996, respectively. During the Transition Period, capital expenditures included $3.4 million for new stores, $7.6 million for improvements in existing stores, $1.9 million for renovations in existing warehouses, $4.1 million for MIS equipment upgrades and new systems and $0.3 million for energy management systems.

Total capital expenditures for 1999 are estimated at approximately
$50.0 million.

        The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has substantially completed the assessment phase and is well into the remediation, validation and implementation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to September 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that any or all of the Company's systems are or will be year 2000 compliant. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company's financial condition.

      The Company estimates that the aggregate costs of its year 2000 project will be approximately $5.0 million to $6.0 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total capital costs of approximately $0.7 million and $1.5 million were incurred by the Company for this project during the Transition Period and fiscal 1998, respectively. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

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

      Both acquisitions were accounted for as purchases. The acquisitions were funded by cash provided by operations and approximately $88.0 million from the Company's new $185.0 million long-term unsecured revolving bank credit facility. This new facility replaced Value City's $100.0 million credit facility and Shonac's $30.0 million facility. The initial term of the facility is effective through May 1, 2001 and bears interest primarily at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures. At January 30, 1999, the LIBOR rate was 4.96%, borrowings aggregated $55.0 million and $14.2 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility.

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

      Historically, the Company's operations have been seasonal, with a disproportionate amount of sales and a majority of net income occurring in the back-to-school and Christmas selling seasons. As a result of this seasonality, any factors negatively affecting the Company during this period, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations for the entire year.

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

        The Company is exposed to interest rate risk primarily through its borrowings under its unsecured revolving credit facility which permits debt commitments up to $185.0 million. At January 30, 1999, direct borrowings aggregated $55.0 million. The facility has a May 1, 2000 maturity date and generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% until May 2001 under a swap agreement to help manage the Company's exposure to interest rate movements and reduce borrowing costs.

        At January 30, 1999, the Company performed a sensitivity analysis assuming an average outstanding principal amount of $90.0 million subject to variable interest rates. A 10% increase in LIBOR would result in approximately $0.8 million of additional interest expense annually.

At August 1, 1998 the Company performed a sensitivity analysis assuming an average outstanding principal amount of $140.0 million subject to variable interest rates. A 10% increase in LIBOR would result in approximately $1.0 million of additional interest expense annually.

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


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The members of the Board of Directors (the "Board") of the Company are elected at the Annual Meeting. The number of members of the Board has been fixed at ten by action of the Board pursuant to the Code of Regulations (By-laws) of the Company. Board members serve until the annual meeting following their election or until their successors are duly elected and qualified.

        The following table sets forth certain information with respect to each Director.

NAME                      AGE   PRINCIPAL OCCUPATION

Jay L. Schottenstein       44   Chairman of the Company, American Eagle
                                Outfitters, Inc. and SSC since March 1992 and
                                Chief Executive Officer of the Company from
                                April 1991 to July 1997. Mr. Schottenstein served as Vice Chairman of SSC from 1986 until March 1992, and a director of SSC since 1982. He served SSC as President of the Furniture
                                Division from 1985 through June 1993 and in various other executive capacities since
                                1976.(1)

Saul Schottenstein         76   Vice Chairman of the Company since April 1991.
                                Mr. Schottenstein has served as President of SSC since 1984, a director of SSC since 1982 and served SSC and its predecessors in various executive capacities since 1946. (1)

Martin P. Doolan           59   President and Chief Executive Officer of the
                                Company since July 1997. Mr. Doolan founded
                                Multitech Enterprises in 1982, a firm which specializes in providing CEO management for companies with under performing earnings, and served as its Chairman and Chief Executive
                                Officer. Mr. Doolan has over 25 years experience as a corporate turnaround executive and has provided extensive CEO management and advisory services to several venture invested firms including those owned by First Chicago Venture
                                Capital, Madison Dearborn Partners, Clayton
                                Dubilier & Rice, Weston Presidio Capital, RFE
                                Investment Partners, Security Pacific Venture
                                Capital, Bank One Venture Partners and others.

Robert M. Wysinski         50   Senior Vice President, Chief Financial Officer,
                                Treasurer and Secretary of the Company since
                                April 1991 and served as Vice President of SSC from June 1987 until June 1991, and as Treasurer of SSC from June 1986 until June 1991. Prior to that time, he served as Assistant Secretary and Assistant Treasurer and in a variety of positions in the finance area since joining SSC in 1973.

Ari Deshe                  48   Chairman and Chief Executive Officer since 1996
                                and President and Chief Executive Officer from
                                1993 to 1996 of Safe Auto Insurance Company, a property and casualty insurance company. Prior to that, Mr. Deshe served as President of Safe
                                Auto Insurance Agency from 1992 to 1993 and
                                President of Employee Benefit Systems, Inc.
                                from 1982 to 1992. (1)

Jon P. Diamond             41   President and Chief Operating Officer since
                                1996 and Executive Vice President and Chief
                                Operating Officer from 1993 to 1996 of Safe Auto
                                Insurance Company. Mr. Diamond served as Vice
                                President of SSC from March 1987 to March 1993 and served SSC in various management positions since 1983. (1)

Richard Gurian            81    Managing Director of Natural Forms Limited
                                since 1995 and President of Richard Gurian
                                Consultants, Inc., formerly Venture Horizons,
                                Inc., since 1980. Prior to 1980, Mr. Gurian served as Board member and Senior Vice President
                                - General Merchandise Manager at Lazarus
                                Department Stores.

Dr. Norman Lamm           71    President of Yeshiva University, New York, New
                                York, since 1976.

Geraldine Schottenstein   66    Director of the Company and SSC since April
                                1992. She has served as a volunteer and board member for a variety of charitable and community organizations for more than the past five years.

Robert L. Shook           61    Author of business-related books since 1978.

(1) SSC is a controlling shareholder of the Company. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management." Geraldine Schottenstein is the mother of Jay L. Schottenstein, the sister-in-law of Saul Schottenstein and the mother-in-law of Ari Deshe and Jon P. Diamond.

        Jay L. Schottenstein, Saul Schottenstein and Martin Doolan are directors of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.



INFORMATION CONCERNING BOARD OF DIRECTORS

        During the six month period ended January 30, 1999, the Board met two times and acted by unanimous written consent two times.

        The Board has standing Audit and Stock Option Committees.

        The members of the Audit Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board a firm of accountants to serve as the Company's auditors and to review with the independent auditors and the appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of financial, accounting and operating controls, and the scope of the audit. The Audit Committee met once during the six month period ended January 30, 1999.

        The members of the Stock Option Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board the number and terms of any stock options to be granted under the Company's stock option plan. The Committee also administers the Company's Incentive Compensation Plan. The committee met two times during the six month period ended January 30, 1999.

        Directors who are not employees are paid $2,000 for each Board and Committee meeting attended, with a minimum annual compensation of $8,000, and are automatically granted options each quarter to purchase 1,000 Common Shares of the Company pursuant to the Non-employee Director Stock Option Plan. Directors who are also employees of the Company do not receive additional compensation for serving as directors.

EXECUTIVE OFFICERS

        The following persons are executive officers of the Company. Information regarding executive officers who are also directors is set forth above. The officers of the Company are elected annually by the Board and serve at the pleasure of the Board.

        Michael J. Tanner, age 52, serves as Chief Merchandising Officer. Mr. Tanner joined the Company in July 1997 as Chief Operating Officer. Mr. Tanner formerly served as President and Chief Operating Officer at C.R. Anthony Company, a specialty name-brand apparel retailer from 1994 to 1997 and as their General Merchandise Manager from 1990 to 1994. He began his career with Gold Circle Discount Stores, a division of Federated Department Stores, Inc., where he held a number of executive positions including Vice President of Marketing.

        Louis S. Virag, Age 52, joined the Company in July of 1997 as Senior Vice President, Merchandising. Previously, he was Senior Vice President at Bon Marche, a Federated division based in Seattle, from 1993 to 1997. He previously held a similar position with Ross Stores and has also served as an executive with Macy's and Abraham & Strauss.

        Richard L. Walters, age 47, serves as Vice President - Controller, Chief Accounting Officer, Assistant Treasurer and Assistant Secretary. Mr. Walters became Vice President of the Company in April 1992, Assistant Secretary of the Company in June 1991, Assistant Treasurer of Value City Department Stores Division of SSC (the "Division") in August 1990 and Controller of the Division in June 1986. Prior to that time, Mr. Walters served as Accounting Manager for the Division since September 1985 and in a variety of other accounting positions since joining SSC in 1979.

        Lynn E. Lambrecht, age 41, joined the Company in August 1997 as Vice President Human Resources. Prior to that Ms. Lambrecht served as Vice President of Human Resources at Kohl's Corporation from 1992 to 1997 and previously was with the May Company in a senior Human Resource position.

        Lawrence J. Murray, age 57, joined the Company in February 1998 as Senior Vice President-Chief Information Officer. Prior to that time, Mr. Murray served as Chief Information Officer at C. R. Anthony Company from 1996 to 1998, CEO and President of Leading Software Technologies, a software development and executive information technology consulting company, from 1989 to 1996; and served as CEO and President of a wholly owned subsidiary of Revco D.S. Inc. for five years from 1984 to 1989.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who are beneficial owners of more than ten percent of the Company's Common Stock ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, the Company believes that, during the Transition Period, all filing requirements applicable to reporting persons were complied with.

ITEM 11.        EXECUTIVE OFFICER COMPENSATION.


         The following table sets forth certain information regarding compensation paid during each of the Company's last three full fiscal years and the Transition Period to the Company's Chief Executive Officer and to each of the Company's four most highly compensated executive officers serving at the end of the current fiscal year and one former executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                                  ---------------------------
                                              ANNUAL COMPENSATION                 RESTRICTED
                                     -------------------------------------           STOCK                            ALL OTHER
NAME AND                             FISCAL      SALARY(2)           BONUS          AWARDS(3)         OPTIONS/      COMPENSATION(4)
PRINCIPAL POSITION                   YEAR(1)         $                 $               $               SARs(#)              $
------------------                   -----       --------          --------         --------           -------          ---------
Jay L. Schottenstein                 1999T       $135,340              None             None              None              None
Chairman                             1998        $250,025              None             None              None              None
                                     1997        $250,000              None             None              None           $50,000
                                     1996        $250,000              None             None              None              None

Martin P. Doolan(5)                  1999T       $300,000          $780,000             None              None          $127,579
President and                        1998        $600,000          $350,000             None              None           $80,572
Chief Executive Officer              1997         $50,000              None         $618,750           325,000            $2,230
                                     1996             N/A               N/A              N/A               N/A               N/A

Robert M. Wysinski                   1999T       $142,500          $143,000             None              None            $6,430
Senior Vice President,               1998        $275,000           $95,000             None              None            $8,177
Chief Financial Officer,             1997        $240,000           $95,000             None            37,500            $7,996
Treasurer and Secretary              1996        $226,667           $85,000             None              None            $7,996

Michael J. Tanner(6)                 1999T       $200,000          $249,167             None              None           $16,775
Chief Merchandising                  1998        $383,333           $35,000         $117,188            50,000           $72,278
Officer                              1997         $19,167              None          $82,500            25,000            $1,609
                                     1996             N/A               N/A              N/A               N/A               N/A

Louis S. Virag(7)                    1999T       $225,000          $275,000             None              None          $127,855
Senior Vice President,               1998        $450,000              None             None              None           $61,682
Merchandising                        1997         $18,750              None         $206,250            75,000            $1,075
                                     1996             N/A               N/A              N/A               N/A               N/A

James E. Feldt(8)                    1999T       $225,000          $273,541             None              None          $100,230
Former Executive Vice President      1998        $420,833           $90,000         $207,188              None           $71,487
and General Merchandise              1997         $42,222              None          $82,500            75,000            $2,610
Manager                              1996             N/A               N/A              N/A               N/A               N/A

(1) 1999T represents the six month transition period of August 2, 1998 through January 30, 1999.

(2) Includes amounts deferred by the executive officer pursuant to the Deferred Compensation Plan established in 1998, SSC's Associates Profit Sharing/401(k) Plan (the "401(k) Plan"), which was adopted effective as of August 1, 1989, and in which associates of the Company are eligible to participate. The 401(k) Plan is a prototype defined contribution plan that qualifies for favorable tax treatment under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits eligible associates of the Company to contribute a percentage of their pre-tax wages to the plan and the Company will match the contributions up to a maximum of 3% of covered wages. The Company also may contribute up to an additional 1.5% of covered wages as a profit sharing contribution.

(3) The amounts reflected in the table represent the value of such shares on the date of grant. The number and value (in thousands of dollars) of aggregate restricted stock holdings of each of the named executives on January 30, 1999 was: Mr Schottenstein, none; Mr. Doolan, 75,000 shares ($872); Mr. Wysinski, 20,587 shares ($239); Mr. Tanner, 25,000 shares ($291); Mr Virag, 25,000 shares ($291) and Mr. Feldt, 2,000 shares ($23). The value of the restricted stock is determined by multiplying the total shares held by each named executive by the closing price on the New York Stock Exchange on January 30, 1999 ($11.625). Restricted stock awards are granted pursuant to restricted stock agreements conditioning the vesting of the shares upon continued employment with the Company and vesting at 20% per year.

(4) Represents amounts contributed by the Company to the 401(k) Plan, including both matching contributions and any profit-sharing contributions, personal living expenses, tax reimbursements, relocation reimbursements, auto reimbursements and the value of Company paid life insurance. The 401(k) Plan contributions for the Transition Period were: Mr. Schottenstein, none; Mr. Doolan, none; Mr. Wysinski, $3,113; Mr. Tanner, $4,181; Mr. Virag, $5,089 and Mr. Feldt, $3,775. Personal living expenses were: Mr. Schottenstein, none; Mr. Doolan, $59,199; Mr. Wysinski, none; Mr. Tanner, none; Mr. Virag, none and Mr. Feldt, $43,624. Tax reimbursements were: Mr. Schottenstein, none; Mr. Doolan, $60,881; Mr. Wysinski, none; Mr. Tanner, $5,094; Mr. Virag, $41,930 and Mr. Feldt, $45,631. Mr. Virag had $86,057 of relocation reimbursement. The remainder for Mr. Doolan, Mr. Tanner, Mr. Virag and Mr. Feldt is auto reimbursements. The balance for Mr. Wysinski represents the value of Company paid life insurance.

(5) Mr. Doolan has entered into an employment agreement with the Company effective July 1, 1997, for a term ending June 30, 1999. The agreement provides for an annual salary of $600,000, a signing bonus of $350,000 and a bonus of up to 100% of salary based upon Board approved, predetermined, performance measures set annually. The bonus provisions were changed effective for fiscal 1998 to conform to the Value City Incentive Compensation Plan which was approved by a vote of shareholders on December 8, 1998.

(6) Mr. Tanner has entered into an employment agreement with the Company effective July 8, 1997 for a term ending July 7, 1999. The agreement provides for an annual salary of $300,000, a signing bonus of $35,000, and a bonus of up to 50% of his base salary based upon Board approved, predetermined, performance measures set annually. Mr. Tanner's base salary was increased to $400,000 in October 1997. The bonus provisions were changed effective for fiscal 1998 to conform to the Value City Incentive Compensation Plan which was approved by a vote of shareholders on December 8, 1998.

(7) Mr Virag has entered into an employment agreement with the Company effective July 14, 1997 for a term ending July 13, 2000. The agreement provides for an annual salary of $450,000, a signing bonus of $50,000, and a bonus of up to 50% of his base salary based upon Board approved, predetermined, performance measures set annually. The bonus provisions were changed effective for fiscal 1998 to conform to the Value City Incentive Compensation Plan which was approved by a vote of shareholders on December 8, 1998.

(8)     Mr. Feldt resigned effective January 15, 1999.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

None of the executive officers named in the Summary Compensation Table exercised options during the six months ended January 30, 1999. The following table provides certain information on the number and value of stock options held by the executive officers named in the Summary Compensation Table at January 30, 1999.

                                                                                                   VALUE OF UNEXERCISED
                                                                        NUMBER OF                       IN-THE-MONEY
                          SHARES           VALUE                   UNEXERCISED OPTIONS                   OPTIONS AT
                        ACQUIRED ON       REALIZED               AT JANUARY 30, 1999 (#)          JANUARY 30, 1999 ($) (1)
NAME                    EXERCISE (#)        ($)            EXERCISABLE          UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                    ------------        ----            -----------         -------------     -----------   -------------

Jay L. Schottenstein         --             --                152,000              48,000            $470,580       $ 64,170
Martin P. Doolan             --             --                 65,000             260,000            $182,325       $729,300
Robert M. Wysinski           --             --                 37,600              31,900            $111,659       $ 86,571
Michael J. Tanner            --             --                 15,000              60,000            $ 53,075       $212,300
Louis S. Virag               --             --                 15,000              60,000            $ 42,075       $168,300
James E. Feldt               --             --                     --                  --                  --             --

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $11.625. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Martin P. Doolan and Robert M. Wysinski each of whom is an executive officer of the Company, are also members of the Company's Board of Directors. The Company's Chairman, Jay L. Schottenstein, with the input of its President, Martin P. Doolan, determined the annual salary of the executive officers of the Company, other than the Chairman, and such determination was not formally considered and ratified by the Board of Directors. Jay L. Schottenstein is also Chairman and Chief Executive Officer of SSC. For information regarding the relationships between the Company and SSC, see Item 13.

The Stock Option Committee administers and grants options under the Company's 1991 Stock Option Plan and administers the Company's Incentive Compensation Plan. The Stock Option Committee consists of Messrs. Gurian, Lamm and Shook. None of the members of the Committee are present or former officers of the Company or are themselves or have affiliates that are parties to agreements with the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

OWNERSHIP OF COMMON SHARES

        The following table sets forth, as of March 30, 1999, certain information with regard to the beneficial ownership of the Company's Common Shares by each holder of 5% of such shares, each director individually and all executive officers and directors as a group.

Name of                                                 Amount and Nature of             Percent of
Beneficial Owner                                        Beneficial Ownership (1)   Outstanding Shares (2)
----------------                                        ------------------------   ----------------------
Ari Deshe (5)(6)(8)                                               27,000                    *
Jon P. Diamond (3)(5)(6)                                          27,700                    *
Martin Doolan (4)                                                190,000                    *
Richard Gurian                                                    19,300                    *
Dr. Norman Lamm                                                   20,400                    *
Geraldine Schottenstein (5)(6)(7)                                 49,000                    *
Jay L. Schottenstein (5)(6)(7)                                   188,000                    *
Saul Schottenstein (5)(6)                                         65,000                    *
Robert L. Shook (8)                                               31,500                    *
Robert M. Wysinski (4)                                            66,521                    *
All directors and executive officers as a group
   (15 persons)(4)(5)(6)                                          853,109                  2.6%
Tweedy, Browne Company LLC (9)                                  1,850,630                  5.7%
Schottenstein Stores Corporation (6)                           18,189,166                 56.3%

--------------
* Represents less than 1% of outstanding Common Shares, net of Treasury Shares.

(1) Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed and includes the following number of Common Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options within 60 days of March 30, 1999: Mr. Deshe, 14,000; Mr. Diamond, 24,000; Mr. Doolan, 65,000; Mr. Gurian, 19,000; Dr. Lamm, 18,000; Mrs.
        Schottenstein, 19,000; Mr. J. Schottenstein, 158,000; Mr. S. Schottenstein, 45,000; Mr. Shook, 19,000; Mr. Wysinski, 37,600 and all directors and officers as a group, 490,200.

(2) The percent is based upon the 32,320,817 Common Shares outstanding, net of Treasury Shares at March 30, 1999.

(3)     Includes 2,000 shares held by Mr. Diamond's wife.

(4) Includes 75,000 shares for Mr. Doolan, 20,587 shares for Mr. Wysinski and 127,666 shares for all directors and executive officers as a group, which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of years pursuant to the terms of Restricted Stock Agreements with the Company.

(5) Does not include the 18,189,166 Common Shares owned by Schottenstein Stores Corporation ("SSC") of 1800 Moler Road, Columbus, Ohio 43207. Jay L. Schottenstein is the Chairman and Chief Executive Officer of SSC. Jay L. Schottenstein, Saul Schottenstein, Geraldine Schottenstein, Ari Deshe and Jon P. Diamond are members of the Board of Directors of SSC. See "Ownership of SSC," below.

(6) Does not include 123,372 shares owned by the Jay and Jean Schottenstein Foundation, 67,944 shares held by the Ann and Ari Deshe Foundation, 67,944 shares held by the Jon and Susan Diamond Family Foundation and 40,740 shares held by the Lori Schottenstein Foundation, all being private charitable foundations, and 1,312,500 Common Shares owned by GB Stores, a Pennsylvania limited partnership. Combined, the shares owned by the foundations and GB Stores represent 5.0% of the Company's outstanding Common Shares. SSC owns a 96% limited partnership interest in GB Stores and its corporate general partner is an affiliate of SSC. The sole trustees and officers of the Jay and Jean Schottenstein foundation are Saul, Geraldine and Jay Schottenstein. The remaining foundations' trustees and officers consist of at least one of the following persons: Geraldine Schottenstein, Jay Schottenstein, Jon Diamond and/or Ari Deshe; in conjunction with other Schottenstein family members.

(7) Includes 30,000 shares as to which Geraldine Schottenstein and Jay L. Schottenstein share voting and investment power as trustees of a trust which owns the shares. Geraldine Schottenstein is also a beneficiary of the trust.

(8) Includes 10,000 shares held by Mr. Deshe's minor children. Includes 3,000 shares held by Mr. Shook's spouse and 1,500 shares held by Shook Associates, Inc. of which Mr. Shook is a 50% shareholder.

(9) Includes 125,400 shares held by TBK, L.P. ("TBK") and 34,800 shares held by Vanderbilt Partners, L.P. ("Vanderbilt"). By reason of their positions as such, the members of Tweedy, Browne Company LLC (TBC") may be deemed to control TBC and the general partners of TBK and Vanderbilt may be deemed to control TBK and Vanderbilt, respectively. Based on information in Schedule 13D filed by TBC on April 12, 1999.

OWNERSHIP OF SSC

The following table indicates the shares of SSC common stock beneficially owned by each nominee for election to the Board of Directors of the Company and by all directors and officers of the Company as a group, as of April 5, 1999:


                                             SHARES OF SSC       PERCENT
                                             COMMON STOCK        OF CLASS

        Jay L. Schottenstein (1)                 299.38139        78.4%

        Geraldine Schottenstein (2)              27.41707          7.2%

        Jon P. Diamond (3)                       27.41707          7.2%

        Ari Deshe (4)                            27.41707          7.2%

        Directors and officers as a group        381.6326        100.0%

(1) Represents sole voting and investment power over 299.38139 shares held in irrevocable trusts for family members as to which Jay L. Schottenstein is trustee and as to which shares Mr. Schottenstein may be deemed to be the beneficial owner.

(2) Represents sole voting and investment power over 27.41707 shares held by Geraldine Schottenstein as trustee of an irrevocable trust for family members as to which shares Geraldine Schottenstein may be deemed to be the beneficial owner.

(3) Represents sole voting and investment power over 27.41707 shares held by Susan Schottenstein Diamond, the wife of Jon Diamond, as trustee, and by Jon Diamond, as trustee, of irrevocable trusts for family members, as to which shares Mr. Diamond may be deemed to be the beneficial owner.

(4) Represents sole voting and investment power over 27.41707 shares held by Ari Deshe, as trustee of irrevocable trusts for family members, as to which shares Mr. Deshe may be deemed to be the beneficial owner.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Prior to the completion of its initial public offering on June 18, 1991, the Company was operated as the Department Store Division of SSC. On that date, SSC transferred substantially all of the net assets of the Division to the Company in exchange for 22,500,000 Common Shares of the Company. At March 30, 1999, SSC owned 56.3% of the Company's outstanding Common Shares. So long as SSC owns more than 50% of the Company's voting shares, it will continue to have the power acting alone to approve any action requiring a vote of the majority of the voting shares of the Company and to elect all of the Company's directors. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see Item 12.

REAL ESTATE LEASES AND SUBLEASES

        The Company leases or subleases from SSC or affiliates of SSC nineteen store locations, three warehouses and a parcel of land. Generally, the agreements require the Company to pay for insurance, taxes, common area maintenance and other costs associated with the properties on a "triple net" basis for freestanding locations, and on a pro rata share basis for locations that are part of a larger parcel.

        SSC leases to the Company five store locations under the terms of a Master Store Lease Agreement. The Master Store Lease, as amended, provides for certain base rentals which approximate $2.96 per square foot. Beginning in fiscal 1997, the Master Store Lease also provides for the payment of percentage rent equal to 2% of gross total sales in excess of the base rent. For the Transition Period, the Company recorded expense to SSC, including contingent rent, of $1,116,109 pursuant to the Master Store Lease.

        SSC subleases to the Company two store locations that are owned by affiliates of SSC under a Master Sublease. The Master Sublease provides for an annual base rent of the greater of 2% of gross sales or minimum rent of $2.39 and $2.29 per square foot. For the Transition Period the Company recorded expense to SSC, including contingent rent, of $389,962 pursuant to the Master Sublease.

        Both the Master Lease and the Master Sublease have a term of five years which began in June 1996, and are renewable thereafter, by individual location, at the option of the Company, for four additional renewal terms of five years each. Each renewal term in the aforementioned leases and subleases will be on the same terms as the initial term, except for rent. The Master store lease and Master Sublease provide for an increase in minimum percentage rent of $0.50 per square foot in each succeeding five-year renewal term. In no event, commencing fiscal 1997, shall total rent be less than 2% of total sales.

        The Company also leases or subleases three warehouse facilities and a trailer yard from SSC or affiliates of SSC. The warehouse facilities consist of approximately 725,000 square feet for base rentals of $1.50 to $3.35 per square foot with lease control ranging from 2004 through 2017. Generally, the lease renewal terms are at the same terms and conditions as the original term except rent which increases by $0.25 per square foot for the renewal terms. One of these facilities aggregating 140,000 square feet was partially subleased to VCM at amounts equal to the Company's cost of the related facility. The Company also leases, from an affiliate of SSC, a trailer yard of approximately 19 acres with lease control through April 2009 having rents that range from $25,000 to $30,000 per year during the period of lease control. During the Transition Period, the Company recorded net expenses to SSC and affiliates of SSC of $1,250,219 pursuant to these leases and assignments.

        Additionally, the Company leases ten store locations from SSC or affiliates of SSC. Generally, the leases provide for percentage rent equal to 2% of total sales in excess of a specified sales level or base rent with base rents ranging from $2.37 to $7.00 per square foot for the initial term and provide lease control ranging from 2007 through 2038. Generally, the renewal terms are at the same terms and conditions as the original term except rent which may increase for the renewal terms. During the Transition Period the Company recorded expenses in the aggregate to SSC and affiliates of SSC of $2,772,424 pursuant to these leases.

        In addition to the foregoing, SSC subleases one store location to the Company under an agreement that provides for the payment of additional rent to SSC in order for SSC to recover the costs of the initial acquisition of the leasehold interest. The sublease has a term expiring in 2004 and provides for rent in the amount of 2% of total sales, with a minimum rent equal to $2.00 per square foot and provides four additional five-year renewal terms. During the Transition Period, the Company recorded expenses in the aggregate to SSC of $129,725 pursuant to this sublease.

        The Company also subleases from SSC a store location. The sublease expires December 31,

        2007 and provides for percentage rent equal to 2% of total sales in excess of a minimum base rent of $4.69 per square foot with three additional renewal terms of five years each. During the Transition Period, the Company recorded expenses to SSC of $248,904 for this sublease.

        SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its store locations. Three of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the Company's lease. During the Transition Period, SSC paid to the Company an aggregate of $842,735 pursuant to these subleases.

    LICENSE AGREEMENTS WITH AFFILIATES

        The Company operated as licensee the apparel, housewares and domestic departments in two department stores operated by The Valley Fair Corporation ("Valley Fair") in New Jersey through May 2, 1998. SSC controlled Valley Fair by virtue of certain common officers and directors and its combined ownership with affiliates of substantially all of the outstanding stock of Valley Fair. Effective May 3, 1998, the Company purchased the operating assets of Valley Fair. The Company paid Valley Fair a license fee of 11.0% of net sales for rent, against an annual aggregate minimum of $733,000 for both stores. The Company used employees of Valley Fair to operate the departments and reimbursed Valley Fair for all costs associated with such employees.

        SSC owned 49.9% of the stock of Shonac Corporation ("Shonac"), and 50.0% was owned by certain members of the management of Shonac and their families. Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac. Through May 2, 1998, the Company had license agreements with Shonac for the operation of the shoe departments in all of the Company's stores. Under the terms of the agreements as amended, Shonac paid a license fee to the Company in an amount approximating 11% of its net sales in the Company's stores. Shonac was required to reimburse the Company 0.9% of its sales for selling, general and administrative expenses. Shonac was also required to reimburse the Company 10% of the Company's aggregate costs for advertising expenses.

        In July 1997, the Company entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc. to create VCM, Ltd. ("VCM") to operate the Company's health and beauty care and toys and sporting goods departments as licensed departments. Pursuant to operating agreements between VCM and the Company, VCM will pay annual license fees to the Company based on 5% and 11% of net sales and will reimburse the Company 2% and 4% of its sales for advertising and 2.9% and 1% of its sales for administrative expenses for the health and beauty care and the toys and sporting goods departments, respectively. The Company will also provide certain personnel, administrative and service functions for which it will receive a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending in July 2007 and contain certain provisions whereby either business partner can initiate renegotiations of terms if certain minimum requirements are not met. The aggregate license fees paid by VCM to the Company for the Transition Period were $4,880,059.

    MERCHANDISE TRANSACTIONS WITH AFFILIATES

        The Company from time to time purchases merchandise from affiliates of SSC. Some of such affiliates manufacture, import and wholesale apparel as their principal business. The members of the Company's merchandising staff use these sources and make their purchasing decisions in the same manner as with unaffiliated sources. Any merchandise purchased from such sources is on terms at least as favorable to the Company as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, the Company is given terms preferential to those available to unaffiliated customers. Total purchases by the Company from SSC and affiliates for the Transition Period were $1,470,880, representing 0.46% of the Company's total purchases during the six month period.

    SERVICES AGREEMENTS

        The Company shares with SSC and its affiliates certain incidental support personnel and services for the purpose of achieving economies of scale and cost savings. These shared services include certain architectural, legal, advertising and administrative services. The Company and SSC have entered into a Corporate Services Agreement that sets forth the terms for payment of the costs of these shared services. The Company believes that it is able to obtain such services at a cost which is equal to or below the cost of providing such services by itself or obtaining such services from unaffiliated third parties. For the Transition Period, the Company paid SSC or its affiliates $601,391 for such services and the Company was reimbursed $59,929 by SSC and its affiliates for such services. The Corporate Services Agreement also provides for participation by the Company in the self-insurance program maintained by SSC on the same basis as previous participation by the Division. Under that program, the Company is self-insured for purposes of personal injury and property damage, motor vehicle and Ohio workers' compensation claims up to various specified amounts, and for casualty losses up to $100,000. Claims and losses in excess of the specified amounts are covered by stop-loss or excess liability policies maintained by SSC, which include the Company as a named insured. SSC maintains reserves and pays claims for self-insured amounts under the program and will continue to do so with respect to the Company's participation in the program. SSC charges its affiliates, divisions and the Company premiums based, among other factors, on loss experience and its actual payroll and related costs for administering the program. During the Transition Period, the Company accrued net premiums payable to SSC of $4,000,592 for participation in the program.

        The Company also provides certain administrative and service functions for VCM. These functions include accounting, MIS and merchandise delivery. During the Transition Period, the Company charged VCM $1,409,988 for these services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    14(a)(1) FINANCIAL STATEMENTS
    The documents listed below are filed as part of this Form 10-K:

                                                                       Page in
                                                                      Form 10-K
                                                                      ---------

Independent Auditors' Report                                            F - 1
Consolidated Balance Sheets at January 30, 1999, August 1, 1998 and
   August 2, 1997                                                       F - 3
Consolidated Statements of Income for the six months ended
   January 30, 1999 and for the years ended August 1, 1998,
   August 2, 1997 and August 3, 1996                                    F - 4
Consolidated Statements of Shareholders' Equity for the six months ended January 30, 1999 and for the years ended August 1, 1998,
   August 2, 1997 and August 3, 1996                                    F - 5
Consolidated Statements of Cash Flows for the six months ended
   January 30, 1999 and for the years ended August 1, 1998,
   August 2, 1997 and August 3, 1996                                    F - 6
Notes to the Consolidated Financial Statements                          F - 7

    14(a)(2)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
    The schedule listed below is filed as part of this Form 10-K:

       Schedule II.    Valuation and Qualifying Accounts                S - 1

    Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

    14(a)(3)   EXHIBITS:

               See Index to Exhibits which begins on Page E-1.

    14(b)      REPORTS ON FORM 8-K

               None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VALUE CITY DEPARTMENT STORES, INC.
Date: April 28, 1999                     By:                     *
                                            ---------------------------
                                           (Martin P. Doolan, President and CEO)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                                          DATE
            *                 Chairman of the                                               4/28/99
-------------------------     Board of Directors
(Jay L. Schottenstein)

            *                 Vice Chairman of the Board of Directors                       4/28/99
-------------------------     Director
(Saul Schottenstein)

            *                 President, Chief Executive Officer                            4/28/99
-------------------------     (Principal Executive Officer) and Director
(Martin P. Doolan)


/s/ Robert M. Wysinski        Senior Vice President, Secretary and                          4/28/99
---------------------         Treasurer (Principal Financial Officer), Director
(Robert M. Wysinski)


            *                 Controller, Assistant Treasurer                               4/28/99
-------------------------      and Assistant Secretary (Principal Accounting Officer)
(Richard L. Walters)


            *                 Director                                                      4/28/99
-------------------------
(Geraldine Schottenstein)

            *                 Director                                                      4/28/99
-------------------------
(Jon P. Diamond)

            *                 Director                                                      4/28/99
-------------------------
(Norman Lamm)

            *                 Director                                                      4/28/99
-------------------------
(Richard Gurian)

            *                 Director                                                      4/28/99
-------------------------
(Robert L. Shook)

            *                 Director                                                      4/28/99
-------------------------
(Ari Deshe)


*By: /s/ Robert M. Wysinski
     --------------------------------------
     Robert M. Wysinski, (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

        We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the Company) as of January 30, 1999, August 1, 1998 and August 2, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the six months ended January 30, 1999 and for each of the two years in the period ended August 1, 1998. Our audits also included the financial statement schedule for the six months ended January 30, 1999 and for the years ended August 1, 1998 and August 2, 1997 listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries at January 30, 1999, August 1, 1998 and August 2, 1997 and the consolidated results of their operations and their cash flows for the six months ended January 30, 1999 and for each of the two years in the period ended August 1, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such 1999, 1998 and 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Deloitte & Touche LLP



Columbus, Ohio
March 23, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:

         We have audited the consolidated statements of income, shareholders' equity and cash flow of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation), its partnerships and its wholly owned subsidiaries (the Company) for the year in the period ended August 3, 1996. We have also audited the financial statement schedule for the year in the period ended August 3, 1996, listed in item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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


Coopers & Lybrand L.L.P.




Columbus, Ohio
October 28, 1996

                        VALUE CITY DEPARTMENT STORES, INC
                           CONSOLIDATED BALANCE SHEETS
             at January 30, 1999, August 1, 1998 and August 2, 1997
                      (in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
                              ASSETS                                       January 30, 1999      August 1, 1998     August 2, 1997
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and equivalents                                                           $20,895             $32,802           $11,614
    Accounts receivable, net                                                         6,996               5,458             5,683
    Receivables from affiliates                                                        587                 636             1,084
    Inventories                                                                    286,029             373,175           236,784
    Prepaid expenses and other assets                                                4,384               8,192            12,137
    Assets held for sale                                                               -                    -             20,776
    Deferred income taxes                                                           14,441              17,687             9,208
                                                                                 ---------          ----------          --------
         TOTAL CURRENT ASSETS                                                      333,332             437,950           297,286

PROPERTY AND EQUIPMENT, AT COST:
    Furniture, fixtures and equipment                                              168,270             165,261           141,588
    Leasehold improvements                                                         126,857             122,011            97,798
    Land and building                                                                  986               1,001                -
    Capital leases                                                                  15,276              15,276            15,213
                                                                                 ---------          ----------          --------
                                                                                   311,389             303,549           254,599
    Accumulated depreciation and amortization                                     (143,208)           (133,707)         (101,148)
                                                                                  ---------           ---------          --------
         Property and equipment, net                                               168,181             169,842           153,451

INVESTMENT IN JOINT VENTURE                                                          8,391               8,260                -
GOODWILL AND TRADENAMES, NET                                                        45,519              46,717                -
OTHER ASSETS                                                                        17,983              20,288             7,236
                                                                                 ---------          ----------          --------

         TOTAL ASSETS                                                             $573,406            $683,057          $457,973
                                                                                  ========            ========          ========

-----------------------------------------------------------------------------------------------------------------------------------
                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                              $110,312            $133,539           $69,649
    Accounts payable to affiliates                                                   3,687               7,235            11,344
    Accrued expenses:
        Compensation                                                                 6,617              13,524             8,882
        Taxes                                                                       12,925              17,646            11,753
        Other                                                                       24,037              28,030            22,901
    Demand note payable                                                                -                   -              12,000
    Current maturities of long-term obligations                                      9,259              32,224             2,281
                                                                                     -----              ------             -----
         TOTAL CURRENT LIABILITIES                                                 166,837             232,198           138,810

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                   101,447             165,648            57,763

DEFERRED INCOME TAXES AND OTHER NONCURRENT LIABILITIES                               3,204               4,460             4,960

SHAREHOLDERS' EQUITY:
    Common shares, without par value;
        80,000,000 authorized; issued, including treasury shares, 32,637,617 shares, 32,619,767 shares
        and 32,259,045 shares, respectively                                        113,073             112,749           110,068
    Contributed capital                                                             12,083              12,097            10,728
    Retained earnings                                                              180,070             159,814           139,455
    Deferred compensation expense, net                                                (671)             (1,080)             (982)
    Treasury shares, at cost, 343,600, 368,600 and 368,600 shares, respectively     (2,637)             (2,829)           (2,829)
                                                                                    -------             ------            ------
         TOTAL SHAREHOLDERS' EQUITY                                                301,918             280,751           256,440
                                                                                   -------             -------           -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $573,406            $683,057          $457,973
                                                                                  ========            ========          ========
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                          Six Months Ended January 30,
                   1999 and Years Ended August 1, 1998, August
                           2, 1997 and August 3, 1996
                    (in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                  6 MONTHS ENDED            1998                  1997                  1996
                                                     1/30/99             52 Weeks               52 Weeks               53 Weeks
------------------------------------------------------------------------------------------------------------------------------
TOTAL SALES                                         $ 843,743           $ 1,368,349           $ 1,255,632           $ 1,115,900
Less licensed department sales                        (63,480)             (206,970)             (182,233)             (161,592)
                                                    ---------           -----------           -----------           -----------
  Net owned sales                                     780,263             1,161,379             1,073,399               954,308

Cost of sales                                        (483,502)             (732,902)             (697,822)             (599,460)
                                                    ---------           -----------           -----------           -----------

   GROSS PROFIT                                       296,761               428,477               375,577               354,848

Selling, general and
  administrative expenses                            (264,590)             (416,218)             (385,911)             (337,097)
License fees from affiliates                            4,880                20,674                17,685                15,162
Other operating income                                  3,748                 3,988                 3,162                 3,300
                                                    ---------           -----------           -----------           -----------

   OPERATING PROFIT                                    40,799                36,921                10,513                36,213

Interest expense, net                                  (6,702)               (5,267)               (5,126)               (1,328)
Gain on disposal of assets, net                            16                 1,623                   161                    33
Amortization of excess net
assets over cost                                           --                    --                   927                 1,390
                                                    ---------           -----------           -----------           -----------

  INCOME BEFORE EQUITY IN INCOME (LOSS)
     OF JOINT VENTURE, MINORITY INTEREST
     AND PROVISION FOR INCOME TAXES                    34,113                33,277                 6,475                36,308

Equity in income (loss) of joint venture                  131                (1,377)                   --                    --
Minority interest in partnerships                          --                    --                    --                   (41)
                                                    ---------           -----------           -----------           -----------

  INCOME BEFORE PROVISION FOR INCOME TAXES             34,244                31,900                 6,475                36,267

Provision for income taxes                            (13,988)              (11,541)               (2,524)              (14,549)
                                                    ---------           -----------           -----------           -----------

  NET INCOME                                        $  20,256           $    20,359           $     3,951           $    21,718
                                                    =========           ===========           ===========           ===========


  BASIC EARNINGS PER SHARE                          $    0.63           $      0.64           $      0.12           $      0.68
                                                    =========           ===========           ===========           ===========

  DILUTED EARNINGS PER SHARE                        $    0.62           $      0.63           $      0.12           $      0.68
                                                    =========           ===========           ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                          Six months ended January 30,
                    1999 and the Years Ended August 1, 1998,
                       August 2, 1997, and August 3, 1996
                                 (in thousands)

                                      Number of Shares
                                   ----------------------
                                                 Common                                           Deferred
                                   Common        Shares    Common    Contributed   Retained     Compensation  Treasury
                                   Shares     in Treasury  Shares      Capital     Earnings        Expense      Shares     Total
                                   ------     -----------  ------    -----------   --------     ------------  --------     -----
BALANCE, JULY 29, 1995             32,051          149    $109,385     $9,704      $113,786       $(1,043)    $(1,231)   $230,601

  Net income                                                                         21,718                                21,718
  Exercise of stock options             8                       65          7                                                  72
  Tax liability incurred on
      vested restricted shares                                            (23)                                                (23)
  Repurchase of common shares                      220                                                         (1,598)     (1,598)
  Amortization of deferred
      compensation expense                                                                            675                     675
                                  -------      -------     -------    -------       -------       -------     -------     -------
BALANCE, AUGUST 3, 1996            32,059          369     109,450      9,688       135,504          (368)     (2,829)    251,445

  Net income                                                                          3,951                                 3,951
  Exercise of stock options            80                      618        102                                                 720
  Tax liability incurred on
      vested restricted shares                                            (52)                                                (52)
  Grant of restricted shares          120                                 990                        (990)                     --
  Amortization of deferred
      compensation expense                                                                            376                     376
                                  -------      -------     -------    -------       -------       -------     -------     -------
BALANCE, AUGUST 2, 1997            32,259          369     110,068     10,728       139,455          (982)     (2,829)    256,440

  Net income                                                                         20,359                                20,359
  Exercise of stock options           331                    2,681        921                                               3,602
  Tax benefit incurred on
      vested restricted shares                                            120                                                 120
  Grant of restricted shares           30                                 328                        (328)                     --
  Amortization of deferred
      compensation expense                                                                            230                     230
                                  -------      -------     -------    -------       -------       -------     -------     -------
BALANCE, AUGUST 1, 1998            32,620          369     112,749     12,097       159,814        (1,080)     (2,829)    280,751

  Net income                                                                         20,256                                20,256
  Sale of treasury shares                          (25)                   119                                     192         311
  Exercise of stock options            41                      324                                                            324
  Tax benefit incurred on
      vested restricted shares                                            145                                                 145
  Forfeiture of restricted shares     (23)                               (278)                        278                      --
  Amortization of deferred
      compensation expense                                                                            131                     131
                                  -------      -------     -------    -------       -------       -------     -------     -------
BALANCE, JANUARY 30, 1999          32,638          344    $113,073    $12,083      $180,070         $(671)    $(2,637)   $301,918
                                  =======      =======     =======    =======       =======       =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Six Months Ended January 30, 1999
                 and Years ended August 1, 1998, August 2, 1997
                               and August 3, 1996
                                 (in thousands)


                                                                        6 Month Ended     1998          1997         1996
                                                                            1/30/99     52 Weeks      52 Weeks     53 Weeks
                                                                           --------     ---------     --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $ 20,256     $  20,359     $  3,951     $ 21,718
    Adjustments to reconcile net income to
        net cash provided by (used in)operating activities:
           Depreciation and amortization                                     16,299        27,773       29,583       23,903
           Amortization of excess net assets over cost                           --            --         (927)      (1,390)
           Minority interest in partnerships                                     --            --           --           41
           Deferred income taxes and other noncurrent liabilities             1,990        (1,920)         232         (562)
           Equity in (gain) loss of joint venture                              (131)        1,377           --           --
           Gain on disposal of assets                                           (16)       (1,623)        (161)         (33)
           Change in working capital, assets and liabilities:
               Receivables                                                   (1,490)        1,504          402         (632)
               Inventories                                                   87,146       (39,223)      10,710      (41,894)
               Prepaid expenses and other assets                              3,808         6,383      (10,511)      (3,045)
               Accounts payable                                             (26,775)       16,269        2,880       22,646
               Accrued expenses                                              (7,908)       12,358        2,584          674
                                                                           --------     ---------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    93,179        43,257       38,743       21,426
                                                                           --------     ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (17,305)      (27,165)     (46,750)     (45,407)
    Investment in joint venture                                                  --        (9,637)          --           --
    Proceeds from sale of assets                                                 24        22,388           85           65
    Acquisitions                                                                 --      (108,473)          --           --

    Notes receivable                                                             --         1,906          738       (1,960)
    Other assets                                                               (963)       (6,532)        (900)        (376)
                                                                           --------     ---------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                       (18,244)     (127,513)     (46,827)     (47,678)
                                                                           --------     ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common shares                                     324         2,681          618           65
    Net payments (borrowings) under demand note facility                         --       (12,000)     (21,000)      33,000
    Net proceeds from issuance of long-term obligations                          --       137,225       50,000           --
    Net principal payments under long-term obligations                      (87,166)      (22,462)     (20,404)     (10,777)
    Purchases of treasury shares                                                 --            --           --       (1,598)
    Distributions to partners in minority partnerships, net                      --            --           --       (1,328)
                                                                           --------     ---------     --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (86,842)      105,444        9,214       19,362
                                                                           --------     ---------     --------     --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (11,907)       21,188        1,130       (6,890)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                      32,802        11,614       10,484       17,374
                                                                           --------     ---------     --------     --------
CASH AND EQUIVALENTS, END OF YEAR                                          $ 20,895     $  32,802     $ 11,614     $ 10,484
                                                                           ========     =========     ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as off-price shoe stores, principally under the name "DSW Shoe Warehouse." As of January 30, 1999 a total of 145 stores were open, including 97 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 48 shoe stores throughout the United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
On June 10, 1998, the Company determined to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31. The six-month transition period of August 3, 1998 through January 30, 1999 (the "Transition Period") contains 26 weeks and precedes the start of the new fiscal year. Unaudited summarized consolidated financial information for the six months ended January 31, 1998 is as follows (in thousands, except per share amount):

        Net sales                                        $577,612
        Gross profit                                     $210,171
        Provision for income taxes                        $10,131
        Net income                                        $15,743
        Basic and diluted earnings per share                $0.49

CONSOLIDATION
The consolidated financial statements include the accounts of the Company after elimination of significant intercompany transactions and balances.

CASH AND EQUIVALENTS
Cash and equivalents represent cash and highly liquid investments with maturities when purchased of three months or less.

INVENTORIES
Merchandise inventories are stated at the lower of cost or market using the retail method.

ASSETS HELD FOR SALE
Assets held for sale, stated at lower of cost or market, represent: 1) land, building and leasehold improvements related to a site originally purchased for store development which were sold in September 1997; 2) leasehold improvements at an existing store for which the lease rights were sold; and 3) inventory and fixed assets related to the Company's toys and sporting goods departments which were sold in August 1997 at net book value (see Note 3, Related Party Transactions).

PRE-OPENING EXPENSES
Effective in the Transition Period, pre-opening expenses are expensed as incurred. In prior periods, pre-opening costs were charged to operations ratably over the first twelve months of a new store's operations. Pre-opening costs expensed were $1,308,000, $1,434,000, $6,943,000 and $4,059,000 for the Transition Period and for the fiscal years 1998, 1997 and 1996, respectively.

INVESTMENT IN JOINT VENTURE

VCM, Ltd. ("VCM") operates the health and beauty care and toy and sporting goods departments in the Company's stores as licensed departments. VCM is a 50/50 joint venture with Mazel Stores, Inc. ("Mazel"). The Company accounts for its fifty percent interest in the joint venture under the equity method. See Note 3, Related Party Transactions.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or lease term. The estimated useful lives by class of asset are:

     Buildings                                                 31 years
     Furniture, fixtures and equipment                         3 to 10 years
     Leasehold improvements                                    10 years

LONG-LIVED ASSETS
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable.

GOODWILL AND TRADENAMES
Goodwill represents the excess cost over the estimated fair values of net assets and identifiable intangible assets acquired and is being amortized over 15 years. Tradenames represent the values assigned to names that the Company acquired and is being amortized over 15 years. The accumulated amortization for these assets was $2,294,000 and $766,000 at January 30, 1999 and August 1, 1998, respectively.

REVENUE RECOGNITION
Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full.

ADVERTISING EXPENSE
The cost of advertising is expensed as incurred. During the Transition Period and during fiscal years 1998, 1997 and 1996, advertising expense was $29,741,000, $38,245,000, $39,005,000, and $36,020,000, respectively.

INTEREST RATE SWAP AGREEMENT
The Company utilizes an interest rate swap agreement to manage the interest rate risk associated with a portion of its borrowings. The counterparty to this instrument is a major financial institution. This agreement is used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.

EARNINGS PER SHARE
Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common equivalent shares (stock options), calculated using the treasury stock method. In accordance with the provisions of SFAS No. 128, all prior periods presented have been restated. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows (in thousands):

                                                 6 Months                 Fiscal Years Ended
                                                   Ended          ----------------------------------------
                                                 1/30/99           1998             1997          1996
----------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                32,285          31,997           31,740        31,722
Assumed exercise of dilutive stock
   options                                            350             364              277           135
                                                      ---             ---              ---           ---
Number of shares for computation of
   diluted earnings per share                      32,635          32,361           32,017        31,857
                                                   ======          ======           ======        ======

Options to purchase 394,800 shares of stock at prices ranging from $11.06 to $21.44 per share were outstanding during the year ended 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

Effective August 2, 1998, the Company adopted AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use", which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the Company's financial statements.

3.      RELATED PARTY TRANSACTIONS

The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 56.3% of the Company's common shares, and VCM. The related party transactions are as follows (in thousands):


                                                           6 Months           Fiscal Years Ended
                                                             Ended        -------------------------
                                                           1/30/99        1998      1997      1996
---------------------------------------------------------------------------------------------------
Purchases of merchandise
 from affiliates                                            $1,471       $4,898    $4,477    $6,621
Merchandise sold to affiliates at cost,
 including handling charges                                     --          333        12       354
Merchandise purchased on behalf of
 and shipped directly to affiliates, at
 cost plus delivery charges                                     --        3,935         4        46


Not included in the preceding table are purchases made through SSC's Importing Division which charges the Company its cost plus an administrative charge.

The Company had license agreements with Shonac prior to its acquisition. The license agreement was for the operation of shoe departments in all of the Company's stores and provided for fees based on a percentage of sales, as defined.

Prior to fiscal 1998, L.F. Widmann, Inc. ("Widmann"), a related party as a result of significant ownership by SSC, operated the health and beauty care departments in the Company's stores as licensed departments. In July 1997, the Company entered into agreements to create VCM. An asset and stock purchase agreement along with an operating agreement were signed on July 14, 1997 pursuant to which VCM would purchase 100% of Widmann's capital stock and purchase the inventory and other assets of the Company's owned toys and sporting goods departments. These transactions were completed in August 1997. VCM operates the health and beauty care and toys and sporting goods departments in the Company's stores as licensed departments. The license and operating agreements are for a term of ten years ending in fiscal 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met. All license agreements provide for fees based on percentages of sales, as defined.

Sales by licensed departments and the related license fees earned are as follows (in thousands):

                               6 Months            Fiscal Years Ended
                                 Ended     ----------------------------------
                                1/30/99      1998        1997        1996
-----------------------------------------------------------------------------
VCM
 Sales                          $63,480    $ 87,651          --          --
 License fees                     4,880       7,540          --          --

Widmann
  Sales                              --          --    $ 38,198    $ 40,643
  License fees                       --          --       1,841       1,942

Shonac
  Sales                              --    $119,319    $144,035    $120,949
  License fees                       --      13,134      15,844      13,220


Prior to the May 1998 acquisition of the operations of Valley Fair Corporation ("Valley Fair"), the Company operated apparel, houseware and domestic departments in the two stores owned by Valley Fair, a related party, under a license agreement and paid a license fee of 11% of sales against an aggregate minimum license fee of $733,000 per annum.

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

The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $4,000,592, $7,265,000, $6,101,000 and $6,696,000 in the Transition Period and in fiscal years 1998, 1997 and 1996, respectively, for such coverage.

During the Transition Period and the fiscal years 1998, 1997 and 1996, the Company contributed $1,120,000 each period to a private charitable foundation controlled by the Schottenstein family.

4.      LEASES

The Company operates stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2018 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

The Company has entered into several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases five store locations owned by SSC for an annual minimum rent of $1,314,000 and additional contingent rents based on aggregate sales in excess of specified sales levels for the store locations. The Company also leased or subleased from SSC and affiliates fourteen store locations, three warehouse facilities and a parcel of land for specified minimum rentals, plus contingent rents based on sales in excess of specified sales levels for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

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

The Company had a capital lease agreement for transportation equipment that expired in 1997. Similar equipment was obtained under a new operating lease agreement. The Company incurred new capital lease obligations, including one with a related party, aggregating $9,400,000 and $5,800,000 in 1997 and 1996, respectively, to obtain store facilities. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $1,299,000, $1,017,000 and $442,000 at January 30, 1999, August
1, 1998 and August 2, 1997, respectively.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 30, 1999 are as follows (in thousands):

                                Operating Leases
Fiscal              -----------------------------------------
Year                               Unrelated          Related         Capital
Ending               Total          Party              Party          Leases
------              ------         ---------         --------        ---------
2000               $58,627          $49,686           $8,941           $945
2001                58,831           49,796            9,035            945
2002                51,750           43,448            8,302            945
2003                45,212           37,929            7,283            996
2004                42,376           35,396            6,980            996
Future Years       319,460          251,866           67,594         20,587
                                                                     ------



               Total minimum lease payments                           25,414
               Less amount representing interest                     (15,422)
                                                                     -------
               Present value of minimum lease payments                 9,992
                     Less current portion                               (116)
                                                                     -------
                 Total net                                            $9,876
                                                                     =======

The composition of rental expense (in thousands):

                                   6 Months                             Fiscal Years Ended
                                     Ended              ------------------------------------------------
                                    1/30/99             1998                1997                1996
--------------------------------------------------------------------------------------------------------
Minimum rentals:
 Unrelated parties                 $20,421            $27,618              $14,878             $13,222
 Related parties                     4,093              8,307               15,043              11,400

Contingent rentals:
 Unrelated parties                   1,585              2,681                2,469               2,288
 Related parties                       357              1,556                2,366               1,757
                                 ----------           -------               ------             -------

 Total                             $26,456            $40,162              $34,756             $28,667
                                   =======            =======              =======             =======


Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of the Transition Period and fiscal 1998 and 1997 the balance of deferred rent was $2,560,000, $2,124,000 and $856,000, respectively, and is included in other noncurrent liabilities.

5.      LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations consist of the following (in thousands):

                                  1/30/99        8/1/98       8/2/97
---------------------------------------------------------------------

Senior unsecured notes           $  45,714     $  47,857     $ 50,000
Credit facility                     55,000       140,000           --
Capital lease obligations            9,992        10,015        9,984
Other                                   --           --            60
                                 ---------     ---------     --------

                                   110,706       197,872       60,044
Less current maturities             (9,259)      (32,224)      (2,281)
                                 ---------     ---------     --------
                                 $ 101,447     $ 165,648     $ 57,763
                                 =========     =========     ========


During 1997, the Company completed a private placement for $50.0 million of senior unsecured notes. The proceeds were used to repay demand notes payable. The senior unsecured notes require payments of $9,143,000 annually beginning December 1999 through December 2003 and bear interest at an average fixed rate of 7.2% per annum.

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

In conjunction with the acquisition of Shonac and Valley Fair, the Company replaced its $100.0 million credit facility and Shonac's $30.0 million facility with a new $185.0 million three-year unsecured revolving bank credit facility. The facility generally bears interest at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a three year period ending on May 1, 2001 under a swap agreement. The fair market value of the swap agreement at January 30, 1999 was ($797,000). At January 30, 1999, direct borrowings aggregated $55.0 million and $14.2 million of letters of credit were issued and outstanding for merchandise under the credit facility. The weighted average interest rate on borrowings under the Company's credit facilities during the Transition Period and the fiscal years 1998 and 1997 was 8.3%, 8.56% and 7.11%, respectively. During the Transition Period, underwriting fees, unused commitment fees and rate swap costs for the new credit facility increased the effective weighted average interest rate by 1.1%. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures.

In addition, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM's $25.0 million revolving line of credit. At January 30, 1999 and August 1, 1998, the aggregate amounts guaranteed were $3.8 million and $8.6 million, respectively.

The book value of notes payable and long-term debt approximates fair value.

6.      BENEFIT PLANS

The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Employees who attained twenty and one-half years of age and completed one year of service could contribute up to fifteen percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company matched up to three percent of participants' eligible compensation. Effective as of April 1, 1999, employees are eligible to participate in the 401K Plan after 60 days of service, with the Company matching contributions beginning after one full year of service. Employees who work less than 20 hours per week continue to participate under the pre-April 1999 rules. Additionally, the Company has contributed a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $1,591,000, $3,907,000, $3,540,000 and $3,197,000 for the Transition Period and for fiscal years 1998, 1997 and 1996, respectively. In 1998 the Company recognized the benefit of approximately $1,639,000 of forfeitures attributable to employer contributions pursuant to an amendment to the plan.

The Company provides an Associate Stock Purchase Plan. Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for fiscal years 1998, 1997 and 1996 are not material to the consolidated financial statements.

        Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer pension plans, the costs of which are not material to the consolidated financial statements.

Certain employees of the Company participate in the Schottenstein Stores Corporation Deferred Compensation Plan which is a non-qualified, pre-tax, income deferral plan. The cost of the plan is not material to the consolidated financial statements.

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

The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                              6 Months                                   Fiscal Year Ended
                                               Ended                 ------------------------------------------------
                                          January 30, 1999            1998                 1997                       1996
                                         -----------------   ----------------- ---------------------       ------------------
                                        Shares      WAEP     Shares       WAEP   Shares       WAEP         Shares      WAEP
-----------------------------------------------------------------------------------------------------------------------------

Outstanding beginning of year            2,331    $   9.27  2,398    $  8.90   1,603        $  7.91        1,374     $  8.20
Granted                                     48       11.56    357      10.71   1,043          10.26          378        6.98
Exercised                                  (41)       8.05   (331)      8.12     (80)          7.69           (8)       8.06
Cancelled                                  (42)      11.08    (93)      9.40    (168)          8.44         (141)       8.14
                                         -----              -----              -----                       -----
Outstanding end of year                  2,296        9.31  2,331       9.27   2,398           8.90        1,603        7.91
                                         =====              =====              =====                       =====
Options exercisable end of  year         1,028    $   8.77    885    $  8.61     808        $  8.22          679     $  8.28
                                         =====              =====              =====                       =====
Shares available for  additional grants    310                316                 80                         174
                                         =====              =====              =====                       =====

The following table summarizes information about stock options outstanding as of January 30, 1999 (shares in thousands):

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                              Options Outstanding                                 Options Exercisable
                   -------------------------------------------------            -----------------------
                                      Weighted              Weighted                           Weighted
Range of                              Average               Average                            Average
exercise                              Remaining             Exercise                           Exercise
prices             Shares             Contract Life         Price                Shares        Price
--------           ------             -------------         --------             ------        --------
$5.87-
   $7.94              229                 7yrs                 $6.93                   94          $6.85

$8.06-
   $11.56           1,728                 7yrs                 $8.63                  839          $8.32

$13.69-
   $21.44             339                 8yrs                $14.39                   95         $14.64

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


                                6 Months            Fiscal Years Ended
                                 Ended      -------------------------------
                                1/30/99     1998        1997      1996
----------------------------------------------------------------------------
Net income:
     As reported                $20,256    $20,359     $3,951     $21,718
     Pro forma                  $19,519    $18,817     $3,373     $21,548
Basic earnings per share:
     As reported                  $0.63      $0.64      $0.12       $0.68
     Pro forma                    $0.61      $0.59      $0.11       $0.68

Diluted earnings per share
     As reported                  $0.62      $0.63      $0.12       $0.68
     Pro forma                    $0.60      $0.58      $0.11       $0.68


To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the Transition Period and fiscal 1998, 1997 and 1996, respectively: expected volatility of 67.8%, 38.6%, 37.6% and 40.6%; dividend yield of 0%; risk-free interest rates of 4.9%, 5.6%, 6.3% and 6.5%; and, expected lives of 5.8, 5.1, 6.5 and 6.5 years.
The weighted average fair value of options granted in the Transition Period and in 1998, 1997 and 1996 was $7.43, $6.17, $5.06 and $3.68, respectively.

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

10.     INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                 6 Months                  Fiscal Years Ended
                                                   Ended         ----------------------------------------
                                                  1/30/99          1998            1997           1996
                                                 --------        --------        --------        -------
Current:
  Federal                                        $ 10,323        $ 12,174        $  2,417        $11,315
  State and local                                   2,510           1,912             699          2,588
                                                 --------        --------        --------        -------
                                                   12,833          14,086           3,116         13,903
Deferred:
  Federal                                           1,015          (2,227)           (533)           474
  State and local                                     140            (318)            (59)           172
                                                 --------        --------        --------        -------
                                                    1,155          (2,545)           (592)           646
                                                 --------        --------        --------        -------
Income tax expense                               $ 13,988        $ 11,541        $  2,524        $14,549
                                                 ========        ========        ========        =======



The provision (benefit) for deferred income taxes includes the following amounts (in thousands):

                                              6 Months              Fiscal Years Ended
                                                Ended        ---------------------------------
                                              1/30/99        1998            1997        1996
----------------------------------------------------------------------------------------------

Type of temporary differences:
  Basis differences in inventory               $2,778      $  (586)         $(950)       $(279)
  Depreciation                                 (1,376)      (1,003)           186          526
  Deferred bonus                                1,107       (1,030)           288           89
  Other                                        (1,354)          74           (116)         310
                                               ------      -------            ----         ---
                                               $1,155      $(2,545)         $(592)        $646
                                               ======      =======          =====        =====

A reconciliation of the expected income taxes based upon the statutory federal rate are as follows (in thousands):

                                       6 Months                   Fiscal Years Ended
                                        Ended           -------------------------------------
                                       1/30/99          1998              1997         1996
---------------------------------------------------------------------------------------------
Income tax expense at
   federal statutory rate             $ 11,986        $ 11,165        $  2,266        $12,693
Jobs credit                               (235)           (164)            (59)            --
State and local taxes, net               1,753           1,548             161          1,794

Resolution of income tax issues             --          (1,410)
Non-deductible goodwill                    388             273              --             --
Other                                       96             129             156             62
                                      --------        --------        --------        -------

                                      $ 13,988        $ 11,541        $  2,524        $14,549
                                      ========        ========        ========        =======



The components of the net deferred tax asset as of January 30, 1999, August 1, 1998 and August 2, 1997 are (in thousands):

                                              6 Months
                                                Ended
                                               1/30/99          8/1/98          8/2/97
---------------------------------------------------------------------------------------
Deferred tax assets:
   Basis differences in inventory              $ 10,481        $ 14,320        $  8,187
   Basis differences in fixed assets              2,409           2,333           2,302
   State and local taxes                          1,578           1,096           1,847
   Deferred compensation                            289             281             150
   Amortization of lease acquisition costs        2,575           2,434           2,174
   Other                                          3,008           3,942           1,501
                                               --------        --------        --------
                                                 20,340          24,406          16,161

Deferred tax liabilities:
   Depreciation                                  (4,249)         (5,957)         (7,508)
   Capital leases                                (2,120)         (1,723)         (1,915)
   Other                                           (174)         (1,374)         (1,633)
                                               --------        --------        --------
                                                 (6,543)         (9,054)        (11,056)
                                               --------        --------        --------
Total net                                      $ 13,797        $ 15,352        $  5,105
                                               ========        ========        ========

The net deferred tax asset is recorded on the Company's consolidated balance sheet as follows (in thousands):

                                           6 Months
                                             Ended
                                            1/30/99         8/1/98         8/2/97
                                            -------         ------         ------
Current deferred tax asset                 $ 14,441        $ 17,687        $ 9,208

Non-current deferred tax liability             (644)         (2,335)        (4,103)
                                           --------        --------        -------

Net deferred tax asset                     $ 13,797        $ 15,352        $ 5,105
                                           ========        ========        =======


11.     ACQUISITIONS

Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac from Nacht Management, Inc. and SSC. SSC owned approximately 60% of the Company's outstanding common shares at the time of the acquisition. The Company also acquired the store operations of Valley Fair from SSC. Shonac had operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The negotiated purchase price for Shonac and Valley Fair was $108,473,000. The acquisitions were funded by cash provided by operations and approximately $88,000,000 of borrowings.

The acquisitions have been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the net assets and identifiable intangible assets acquired based upon their estimated fair values at the date of acquisition. The purchase price agreement requires the Company to reimburse one of the selling shareholders for certain costs that may be incurred as a result of the acquisition. Such costs, if any, will be accounted for as an increase to goodwill. The allocation of purchase price in fiscal 1998 is summarized below (in thousands):



Current assets                               $107,778
Property, plant and equipment                  16,861
Goodwill                                       33,645
Tradenames                                     13,870
Other assets                                    7,616
Current liabilities                           (70,637)
Other long term liabilities                      (660)
                                             --------

Total purchase price                         $108,473
                                             ========

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



                                          1998              1997
------------------------------------------------------------------

Net Owned Sales                      $1,408,800         $1,345,986
Net Income                              $22,427            $7,749


Basic earnings per share                  $0.70             $0.24
Diluted earnings per share                $0.69             $0.24



12.                  SEGMENT REPORTING

The Company has adopted FASB Statement No. 131, "Disclosure about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments: Value City Department Stores and DSW Stores. All of the operations are located in the United States. The Company has identified such segments based on the management responsibility and measures segment profit as operating profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition. Prior to the acquisition of Shonac effective May 3, 1998, the Company was managed as one operating segment.

SIX MONTH PERIOD ENDED JANUARY 30, 1999 (in thousands):

                                            Value City         DSW       Corporate         Total
                                            ----------       -------     ---------       ---------
        Net owned sales                      $688,103        $92,160         -           $780,263
        Operating profit                       35,380          5,419         -             40,799
        Identifiable assets                   485,221         54,473      $33,712         573,406
        Capital expenditures                   16,377            928         -             17,305
        Depreciation and amortization          13,655            942        1,702          16,299

YEAR ENDED AUGUST 1, 1998 (in thousands):

                                            Value City         DSW      Corporate         Total
                                            ----------      -------     ---------     -----------
        Net owned sales                    $1,113,893       $47,485         -         $1,161,378
        Operating profit                       35,173         1,748         -             36,921
        Identifiable assets                   608,185        39,556      $35,317         683,058
        Capital expenditures                   26,501           664         -             27,165
        Depreciation and amortization          24,641           444        1,021          26,106

  The following sets forth sales by each major merchandise category (in thousands):


                                                            6 Months                Fiscal Years Ended
                                                              Ended        ------------------------------------------
                                                             1/30/99           1998             1997           1996
                                                            --------       ----------       ----------       --------
Apparel and ready to wear                                   $529,401       $  853,458       $  772,853       $693,742
Hard goods and home furnishings                              158,702          260,436          300,546        260,566
DSW Stores                                                    92,160           47,486               --             --
                                                            --------       ----------       ----------       --------
        Total                                               $780,263       $1,161,380       $1,073,399       $954,308
                                                            ========       ==========       ==========       ========



 13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

SIX MONTHS ENDED JANUARY 30, 1999
                                                              1st Qtr.         2nd Qtr.
                                                              10/31/98        1/30/99(1)
----------------------------------------------------------------------------------------
Net owned sales                                              $ 356,755        $ 423,508
Cost of sales                                                 (219,575)        (263,927)
                                                             ---------        ---------
    GROSS PROFIT                                               137,180          159,581
Selling, general and
    administrative expenses                                   (129,172)        (135,418)
License fees and other
    operating income                                             3,417            5,211
                                                             ---------        ---------
    OPERATING PROFIT                                            11,425           29,374
Interest expense, net                                           (3,557)          (3,145)
Gain on sale of assets, net                                          3               13
                                                             ---------        ---------
    INCOME BEFORE EQUITY IN INCOME
        (LOSS) OF JOINT VENTURE AND
        PROVISION FOR INCOME TAXES                               7,871           26,242
Equity in income (loss)
    of joint venture                                            (1,113)           1,244
                                                             ---------        ---------
INCOME BEFORE PROVISION
    FOR INCOME TAXES                                             6,758           27,486
Provision for income taxes                                      (2,740)         (11,248)
                                                             ---------        ---------
    NET INCOME                                               $   4,018        $  16,238
                                                             =========        =========
BASIC  EARNINGS PER SHARE                                    $    0.12        $    0.51
                                                             =========        =========
DILUTED EARNINGS PER SHARE                                   $    0.12        $    0.50
                                                             =========        =========

FISCAL YEAR ENDED AUGUST 1, 1998
                                                               1st Qtr.        2nd Qtr.         3rd Qtr.        4th Qtr.
                                                               11/1/97        1/31/98(1)         5/2/98         8/1/98(2)
-------------------------------------------------------------------------------------------------------------------------
Net owned sales                                              $ 264,385        $ 313,227        $ 244,789        $ 338,978
Cost of sales                                                 (166,955)        (200,486)        (154,475)        (210,986)
                                                             ---------        ---------        ---------        ---------
    GROSS PROFIT                                                97,430          112,741           90,314          127,992
Selling, general and
    administrative expenses                                    (97,764)        (101,232)         (93,028)        (124,194)
License fees and other
    operating income                                             7,089            8,232            6,268            3,073
                                                             ---------        ---------        ---------        ---------
    OPERATING PROFIT                                             6,755           19,741            3,554            6,871
Interest expense, net                                           (1,049)            (391)            (556)          (3,271)
Gain on sale of assets, net                                        852              748                5               18
                                                             ---------        ---------        ---------        ---------
    INCOME BEFORE EQUITY IN LOSS
        OF JOINT VENTURE AND
        PROVISION FOR INCOME TAXES                               6,558           20,098            3,003            3,618
Equity in loss of
    joint venture                                               (1,109)             327             (136)            (459)
                                                             ---------        ---------        ---------        ---------
  INCOME BEFORE PROVISION
    FOR INCOME TAXES                                             5,449           20,425            2,867            3,159
Provision for income taxes                                      (2,171)          (7,960)          (1,178)            (232)
                                                             ---------        ---------        ---------        ---------
    NET INCOME                                               $   3,278        $  12,465        $   1,689        $   2,927
                                                             =========        =========        =========        =========
BASIC EARNINGS PER SHARE                                     $    0.10        $    0.39        $    0.05        $    0.10
                                                             =========        =========        =========        =========
DILUTED EARNINGS PER SHARE                                   $    0.10        $    0.39        $    0.05        $    0.09
                                                             =========        =========        =========        =========


FISCAL YEAR ENDED AUGUST 2, 1997
                                                              1st Qtr.         2nd Qtr.         3rd Qtr.         4th Qtr.
                                                               11/2/96        2/1/97(1)          5/3/97           8/2/97
--------------------------------------------------------------------------------------------------------------------------
Net owned sales                                              $ 266,076        $ 322,995        $ 233,660        $ 250,668
Cost of sales                                                 (167,619)        (204,706)        (153,686)        (171,811)
                                                             ---------        ---------        ---------        ---------
    GROSS PROFIT                                                98,457          118,289           79,974           78,857
Selling, general and
    administrative expenses                                    (93,591)        (102,085)         (91,825)         (98,410)
License fees and other
    operating income                                             5,301            5,541            4,990            5,015
                                                             ---------        ---------        ---------        ---------
    OPERATING PROFIT (LOSS)                                     10,167           21,745           (6,861)         (14,538)
Interest expense, net                                           (1,194)          (1,147)          (1,271)          (1,514)
Amortization of excess
    net assets over cost                                           348              347              232               --
Gain (loss) on sale of
    assets, net                                                    153              (19)               4               23
                                                             ---------        ---------        ---------        ---------
    INCOME (LOSS) BEFORE (PROVISION)
        BENEFIT FOR INCOME TAXES                                 9,474           20,926           (7,896)         (16,029)
(Provision) benefit for
    income taxes                                                (3,772)          (7,987)           3,034            6,201
                                                             ---------        ---------        ---------        ---------
  NET INCOME (LOSS)                                          $   5,702        $  12,939        $  (4,862)       $  (9,828)
                                                             =========        =========        =========        =========
  BASIC EARNINGS (LOSS)
    PER SHARE                                                $    0.18        $    0.41        $   (0.15)       $   (0.31)
                                                             =========        =========        =========        =========
  DILUTED EARNINGS (LOSS)
    PER SHARE                                                $    0.18        $    0.40        $   (0.15)       $   (0.31)
                                                             =========        =========        =========        =========


(1)The results of operations for the quarters ended 1/30/99, 1/31/98 and 2/1/97 include reductions of $1.8 million, $1.5 million and $1.9 million, respectively, to cost of sales representing the annual book to physical adjustment for the physical inventory completed in the respective quarters.

(2)The provision for income taxes for the quarter ended August 1, 1998 includes reductions of approximately $1.4 million relating to the resolution of federal and state income tax issues.

14.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):



                                      6 Months                       Fiscal Years Ended
                                       Ended            ------------------------------------
                                      1/30/99            1998            1997          1996
--------------------------------------------------------------------------------------------

Cash paid during the year for:
    Interest                           $7,586           $5,911          $5,700        $2,255
                                     ========           ======         =======        ======
    Income taxes                      $15,465           $9,018         $10,365        $8,972
                                      =======           ======         =======        ======

Supplemental schedule of non-cash investing and financing activities:

In December 1998, the Company exchanged 25,000 of its treasury shares with a fair market value of $311,000 for the right to acquire several leases.

During 1997 the Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $6,155,000 were capitalized as of August 2, 1997 under the captions of property and equipment and long-term obligations in relation to these leases.

Amounts of $490,000, $2,126,000 and $3,297,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of January 30, 1999, August 1, 1998 and August 2, 1997, respectively.

                       VALUE CITY DEPARTMENT STORES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                             COLUMN B             COLUMN C                COLUMN D          COLUMN E
--------                             --------             --------                --------          --------
                                    Balance at     Charge to     Charges to                        Balance at
                                     Beginning     Costs and        Other                              End
Description                          Of Period     Expenses      Accounts(1)     Deductions (2)     Of Period
-------------------------------------------------------------------------------------------------------------
Allowance deducted
   from asset to which
   it applies:
     Allowance for doubtful
         accounts:
     Year ended:
        August 3, 1996                  $473         $294            $0                 $276            $491
        August 2, 1997                   491          531             0                  659             363
        August 1, 1998                   363          716            95                  832             342
        Six month period
           ended January 30, 1999        342          195             0                  227             310

Allowance for Markdowns:
     Year ended:
        August 3, 1996                    $0           $0            $0                   $0              $0
        August 2, 1997                     0        4,311             0                    0           4,311
        August 1, 1998                 4,311        2,828         8,893                4,203          11,829
        Six month period
           ended January 30, 1999     11,829        4,460             0                5,897          10,392

Reserves
     Store Closing
     Reserve:

     Year ended:
        August 3, 1996                   $115       $(21)            $0                  $94              $0
        August 2, 1997                      0         400             0                    5             395
        August 1, 1998                    395         511           721                  722             905
        Six month period
           ended January 30, 1999        905          145             0                  973              77


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

10.1.2  Corporate Services Agreement, dated       Previously filed as Exhibit 10.1.2 to
        September 27, 1995 between the Company    Form 10-K (file no. 1-10767) filed
        and SSC.                                  October 27, 1995, and incorporated
                                                  herein by reference.

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

10.9.1  First Amendment to Master Store Lease,         Previously filed as Exhibit 10.9.1 to
        dated February 1991, between the               Form S-1 Registration Statement (file no. \
        Company, as lessee, and SSC,                   33-47252) filed April 16, 1992, and
        as lessor, re fourteen stores.                 incorporated herein by reference.

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

10.33.1 Lease Modification Agreement dated                  Previously filed as Exhibit 10.33.1
        June 16, 1995 to Lease, dated October               to Form 10-K (file no.1-10767) filed
        26, 1993, between the Company, as                   October 27, 1995, and incorporated
        lessee, and J.A.L. Realty Company,                  herein by reference.
        as lessor, re 2560 Valueway, Columbus,
        Ohio 43224.

 10.34  License Agreement dated as of January               Previously filed as Exhibit 10.34
        12, 1994 between the Company, as                    to Form 10-K (file no. 1-10767) filed
        licensee, and Valley Fair Corporation,              October 26, 1994, and incorporated
        as licensor, re Housewares Depts.                   herein by reference.

 10.35  Ground lease, dated April 15, 1994,                 Previously filed as Exhibit 10.35 to
        between the Company, as lessee, and                 Form 10-K (file no 1-10767) filed
        J.A.L. Realty Company, as lessor, re                October 26, 1994, and incorporated
        19 acres.                                           herein by reference.

 10.36  Agreement of Lease dated September 1,               Previously filed as Exhibit 10.36 to Form 10-Q
        1994, between Company, as tenant,                  (file no. 1-10767) filed December 12, 1994, and
        and  Jubilee Limited                                incorporated herein by reference.
        Partnership, as landlord,
        re Carol Stream, IL store.

 10.37  Agreement of Lease, dated March 1, 1994,            Previously filed as Exhibit 10.37 to Form 10-Q
        between the Company, as tenant, and                 (file no. 1-10767) filed December 12, 1994,
        Jubilee Limited Partnership, as                      and incorporated herein by reference.
        landlord, re Hobart, IN store.

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

10.52.1 First Amendment to Employment                 Previously filed as Exhibit 10.52.1 to
        Agreement, effective as of July 1, 1997,      Form 10-K (file no. 1-10767) filed
        between Marin P. Doolan and the               October 30, 1998, and incorporated
        Company.                                      herein by reference.

 10.53  Restricted Stock Agreement dated              Previously filed as Exhibit 10.53 to
        July 14, 1997 between Martin P.               Form 10-K (file no. 1-10767) filed
        Doolan and the Company.                       October 31, 1997, and incorporated
                                                      herein by reference.

 10.54  Employment Agreement, dated July 2,           Previously filed as Exhibit 10.54 to
        1997 between Michael J. Tanner and the        Form 10-K (file no. 1-10767) filed
        Company.                                      October 30, 1009, and incorporated
                                                      herein by reference.

 10.55  Employment Agreement, dated July 2,           Previously filed as Exhibit 10.55 to
        1997 between James E. Feldt and the           Form 10-K (file no. 1-10767) filed
        Company.                                      October 30, 1998, and incorporated
                                                      herein by reference.

10.56   Lease, dated ________, 1998 between the
        Company, as tenant, and Jubilee Limited
        Partnership, as landlord, re River Oaks West
        Shopping Center, Calumet City, Illinois.

 10.57  Lease, dated May 3, 1998 between the
        Company, as tenant, and Valley Fair
        Corporation, as landlord, re Irvington, NJ

10.58   Employment Agreement, dated July 2,
        1997 between Louis Virag and the
        Company.

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