Form 10-Q
period 1999-05-01
VALUE CITY DEPARTMENT STORES INC /OH
filed 1999-06-15
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 1, 1999

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

                         Yes  X   No
                             ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                  Outstanding at June 8, 1999
-------------------------------                     ---------------------------
Common Stock, Without Par Value                           32,330,017 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
================================================================================

                                                                                                         PAGE NO.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           May 1, 1999 and January 30, 1999                                                   3

                     Consolidated Statements of Income
                           Three months ended May 1, 1999
                           and May 2, 1998                                                                    4

                     Consolidated Statements of Cash Flows
                           Three months ended May 1, 1999
                           and May 2, 1998                                                                    5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         7

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

                  Part A:    Exhibit 27     Financial Data Schedule for First Quarter Form 10-Q              13


                  Part B:    Reports on Form 8-K                                                             N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                                      MAY 1,           JANUARY 30,
                                                                                       1999              1999
                                                                                     ---------         ---------
ASSETS

Current assets:
   Cash and equivalents                                                              $  15,737         $  20,895
   Accounts receivable, net                                                              7,489             6,996
   Receivables from affiliates                                                             445               587
   Inventories                                                                         325,287           286,029
   Prepaid expenses and other assets                                                     9,283             4,384
   Deferred income taxes                                                                16,141            14,441
                                                                                     ---------         ---------
      Total current assets                                                             374,382           333,332

Property and equipment, at cost:
   Furniture, fixtures and equipment                                                   171,994           168,270
   Leasehold improvements                                                              130,664           126,857
   Land and building                                                                       995               986
   Capital leases                                                                       15,276            15,276
                                                                                     ---------         ---------
                                                                                       318,929           311,389
   Accumulated depreciation and amortization                                          (149,921)         (143,208)
                                                                                     ---------         ---------
      Property and equipment, net                                                      169,008           168,181

Investment in joint venture                                                              8,280             8,391
Goodwill and tradenames, net                                                            44,721            45,519
Other assets                                                                            19,958            17,983
                                                                                     ---------         ---------
      Total assets                                                                   $ 616,349         $ 573,406
                                                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $ 140,799         $ 110,312
   Accounts payable to affiliates                                                        6,823             3,687
   Accrued expenses:
      Compensation                                                                       6,528             6,617
      Taxes                                                                             19,485            12,925
      Other                                                                             26,028            24,037
   Current maturities of long-term obligations                                           9,264             9,259
                                                                                     ---------         ---------
      Total current liabilities                                                        208,927           166,837


Long-term obligations, net of current maturities                                       101,414           101,447
Deferred income taxes and other noncurrent  liabilities                                  2,207             3,204

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
        issued, including treasury shares, 32,667,417 shares and
        32,637,617 shares, respectively                                                113,299           113,073
   Contributed capital                                                                  12,111            12,083
   Retained earnings                                                                   181,632           180,070
   Deferred compensation expense, net                                                     (604)             (671)
   Treasury shares, at cost, 343,600 shares                                             (2,637)           (2,637)
                                                                                     ---------         ---------
      Total shareholders' equity                                                       303,801           301,918
                                                                                     ---------         ---------
      Total liabilities and shareholders' equity                                     $ 616,349         $ 573,406
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

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                               THREE MONTHS ENDED
                                                           ---------------------------
                                                              MAY 1,          MAY 2,
                                                              1999             1998
                                                           ---------         ---------




Total sales                                                $ 362,877         $ 301,349
Less licensed departments sales                              (18,396)          (56,560)
                                                           ---------         ---------
     Net owned sales                                         344,481           244,789
Cost of sales                                               (214,859)         (154,475)
                                                           ---------         ---------
   Gross profit                                              129,622            90,314

Selling, general and administrative expenses                (126,177)          (93,028)
License fees from affiliates,
   and other operating income                                  1,813             6,268
                                                           ---------         ---------
   Operating profit                                            5,258             3,554

Interest expense, net                                         (2,480)             (556)
Gain on disposal of assets, net                                   13                 5
                                                           ---------         ---------
   Income before equity in loss of
       joint venture and provision for income taxes            2,791             3,003
Equity in loss of joint venture                                 (111)             (136)
                                                           ---------         ---------
   Income before provision for income taxes                    2,680             2,867

Provision for income taxes                                    (1,118)           (1,178)
                                                           ---------         ---------
   Net income                                              $   1,562         $   1,689
                                                           =========         =========



Basic and diluted earnings per share                       $    0.05         $    0.05
                                                           =========         =========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================

                                                                         THREE MONTHS ENDED
                                                                      MAY 1,           MAY 2,
                                                                       1999             1998
                                                                     --------         --------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $  1,562         $  1,689
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                    7,884            6,404
       Deferred income taxes and other noncurrent liabilities          (2,697)          (3,131)
       Equity in loss of joint venture                                    111              136
       Gain on disposal of assets                                         (13)              (5)
       Change in working capital, assets and liabilities:
          Receivables                                                    (351)           1,247
          Inventories                                                 (39,258)         (54,931)
          Prepaid expenses and other assets                            (4,899)          (3,363)
          Accounts payable                                             33,623           30,390
          Accrued expenses                                              7,371               43
                                                                     --------         --------
Net cash provided by (used in) operating activities                     3,333          (21,521)
                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                (6,529)          (4,555)
   Proceeds from sale of assets                                            31                6
   Other assets                                                        (2,191)          (1,340)
                                                                     --------         --------
Net cash used in investing activities                                  (8,689)          (5,889)
                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net principal payments under long-term obligations                     (28)              (9)
   Net proceeds from issuance of common shares                            226            1,810
                                                                     --------         --------
Net cash provided by financing activities                                 198            1,801
                                                                     --------         --------

Net decrease in cash and equivalents                                   (5,158)         (25,609)
Cash and equivalents, beginning of period                              20,895           68,968
                                                                     --------         --------
Cash and equivalents, end of period                                  $ 15,737         $ 43,359
                                                                     ========         ========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MAY 1, 1999 AND MAY 2, 1998
                                   (UNAUDITED)

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

     The balance sheet for January 30, 1999 is condensed information taken from the audited financial statements. The interim financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K405 for the Transition Period from August 2, 1998 to January 30, 1999. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.


2.   SEGMENT REPORTING

     The Company is managed in two operating segments: Value City Department Stores and DSW Stores. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition. Prior to the acquisition of Shonac effective May 3, 1998, the Company was managed as one operating segment.


     THREE MONTH PERIOD ENDED MAY 1, 1999:

                                                     VALUE CITY        DSW       CORPORATE         TOTAL
                     Net owned sales                  $288,078        $56,403                    $344,481
                     Operating profit (loss)             3,262          1,996                       5,258
                     Identifiable assets               527,190         56,255       32,904        616,349
                     Capital expenditures                5,941            588                       6,529
                     Depreciation and amortization       6,611            450          823          7,884

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.


================================================================================

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net owned sales of the listed items included in the Company's Consolidated Statements of Operations.

                                          3 Months Ended
                                       ---------------------
                                       5/1/99         5/2/98
                                       ------         ------

Net sales                               100.0%         100.0%

Gross profit                             37.6           36.9

Selling, general and
    administrative expenses             (36.6)         (38.0)

License fees from affiliates
    and other operating income            0.5            2.6
                                        -----          -----

Operating profit                          1.5            1.5

Interest expense, net                    (0.7)          (0.2)

Equity in loss of joint venture            --           (0.1)
                                        -----          -----

Income before income taxes                0.8            1.2

Provision for income taxes               (0.3)          (0.5)
                                        -----          -----

Net income                                0.5%           0.7%
                                        =====          =====

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

THREE MONTH PERIOD ENDED MAY 1, 1999 COMPARED TO THREE MONTH PERIOD ENDED MAY 2, 1998

       Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 56.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Shonac had operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the three months ended May 1, 1999 include the results of operations of Shonac and Valley Fair. As the Company operated as one segment for the period ended May 2, 1998, the discussion that follows compares operations before and after the acquisition.

       The Company's total sales, which include licensed departments sales, increased $61.6 million from $301.3 million to $362.9 million. Net owned sales for the department stores ("Value City") increased $0.9 million, or 0.4% from $244.8 million to $245.7 million (excluding shoe sales of $42.4 million). Value City's comparable store owned sales decreased 0.8%, or $2.0 million. Shonac contributed net owned sales of $98.8 million with comparable store sales increases of 7.7%. For the quarter, non-apparel owned sales increased 3.4% and apparel sales increased 4.2%. On a comparable store basis, non-apparel sales increased 1.9% and apparel sales increased 1.2%.

       Gross profit increased $39.3 million from $90.3 million to $129.6 million, and increased as a percentage of owned sales from 36.9% to 37.6%. The acquisition of Shonac contributed $38.0 million. Value City's gross profit increased $1.3 million, or 1.4%, from $90.3 million to $91.6 million, and increased as a percentage of owned sales from 36.9% to 37.3%. The percentage increase is due to reduced markdowns and improvement in initial markup.

       Selling, general and administrative expenses ("SG&A") increased $33.1 million from $93.0 million to $126.2 million, but decreased as a percentage of owned sales from 38.0% to 36.6%, a reduction of 1.4%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $31.6 million before eliminating license fee revenue, or 31.9% of their owned sales. Value City's SG&A increased $6.1 million and increased as a percentage of owned sales from 38.0% to 40.3%. This is primarily attributable to increases in distribution, advertising, personnel and new stores, net of closed stores. Management is presently in the process of reviewing all overhead expenses to identify opportunities for reductions.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.4 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally take eight to ten weeks. Effective August 1998, pre-opening costs are expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Previously, such costs were amortized ratably over the first twelve months of the store's operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Two department stores opened less than twelve months as of the beginning of the current fiscal year had a pretax net operating loss of $0.6 million for this year. Two department stores opened less than twelve months during fiscal 1998 had a pretax net operating loss of $0.6 million including $0.2 million of pre-opening expense amortization. The Company plans to open six to ten Value City stores and three to six shoe stores during fiscal 1999.

       License fees from affiliates and other operating income decreased $4.5 million, or 71.1%, from $6.3 million to $1.8 million, and decreased as a percentage of owned sales from 2.6% to 0.5%. This decrease is due primarily to the reduction of license fees from Shonac resulting from its acquisition and consolidation with Value City.

       Operating profit increased $1.7 million from $3.6 million to $5.2 million. The percentage of owned sales remained the same at 1.5%.

       Interest expense, net of interest income, increased from $0.6 million to $2.5 million and increased as a percentage of owned sales from 0.2% to 0.7%. This increase is due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair.

       Equity in the unconsolidated joint venture represents the Company's fifty percent interest in VCM's operating results. Equity in the loss of VCM remained the same at $0.1 million.

       Income before provision for income taxes decreased $0.2 million from $2.9 million to $2.7 million, and decreased as a percentage of owned sales from 1.2% to 0.8% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $165.5 at May 1, 1999 compared to $166.5 million at January 30, 1999. Current ratios at those dates were 1.8 and 2.0 to 1.0, respectively.

     Net cash provided from operating activities totaled $3.3 million for the three months ended May 1, 1999 and net cash used in operating activities totaled $21.5 million for the three months ended May 2, 1998.

     Net income, adjusted for depreciation and amortization, provided $9.4 million of operating cash flow for the three months ended May 1, 1999. This was decreased by $5.6 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $0.5 million.

     During the quarter ended May 2, 1998, net income adjusted for depreciation and amortization, provided $8.1 million of operating cash flow. This was reduced by $24.5 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $5.1 million.

     Net cash used by investing activities totaled $8.7 million and $5.9 million for the quarter ended May 1, 1999 and May 2, 1998, respectively.

     Net cash used for capital expenditures was $6.5 million and $4.6 million for the quarter ended May 1, 1999 and May 2, 1998, respectively. During the 1999 period, capital expenditures included $1.7 million for new stores, $2.6 million on existing stores, $2.1 million for MIS equipment upgrades and new systems and $0.1 million for transportation equipment.

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

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $5.5 million to $6.5 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $5.3 million have been incurred by the Company for this project through May 1, 1999. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

     The Company has initiated formal communications with its significant suppliers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another party would not have a material adverse effect on the Company.

     The Company has available a $185.0 million long-term unsecured revolving bank credit facility with a three year term that primarily bears interest at a floating rate of LIBOR plus 1.50%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio, a minimum fixed charge coverage ratio; and, limitations on dividends, incurrance of additional debt and capital expenditures. At May 1, 1999 the LIBOR rate was 4.92875%, borrowings aggregated $55.0 million and $18.2 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.


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


INCOME TAXES

     The effective tax rate for the three months ended May 1, 1999 and May 2, 1998 was 41.7% and 41.1%, respectively. The increase in the rate is due to the effect of non-deductible goodwill amortization associated with the Shonac acquisition.


INFLATION

     The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for the Company's merchandise, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, the ability of the Company and its vendors and suppliers to become year 2000 compliant, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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






                                  VALUE CITY DEPARTMENT STORES, INC.
                                              (Registrant)




                                   By /s/ Robert M. Wysinski
                                      -----------------------------------------
                                      Robert M. Wysinski, Senior Vice President,
                                      Chief Financial Officer, Treasurer
                                      And Secretary *


Date: June 11, 1999
-------------------


--------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.