Form 10-Q
period 1999-07-31
VALUE CITY DEPARTMENT STORES INC /OH
filed 1999-09-13
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                     Commission file number                  1-10767
                                                             -------


                       VALUE CITY DEPARTMENT STORES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                                31-1322832
-------------------------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


        3241 Westerville Road, Columbus, Ohio                      43224
------------------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code             (614) 471-4722
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

                       Yes  X     No
                          ----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at September 8, 1999
------------------------------------       ------------------------------------
  Common Stock, Without Par Value                     32,445,167 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
===============================================================================


                                                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           July 31, 1999 and January 30, 1999                                                 3

                     Consolidated Statements of Income for the three and
                           six months ended July 31, 1999 and August 1, 1998                                  4

                     Consolidated Statements of Cash Flows for the
                           six months ended July 31, 1999 and August 1, 1998                                  5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          13

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Second Quarter Form 10-Q             14


                  Part B:    Reports on Form 8-K                                                             N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
===============================================================================



                                                                                    JULY 31,         JANUARY 30,
                                                                                      1999               1999
                                                                                 --------------      ------------
ASSETS

Current assets:
   Cash and equivalents                                                               $  13,206       $  20,895
   Accounts receivable, net                                                              14,685           6,996
   Receivables from affiliates                                                              668             587
   Inventories                                                                          381,156         286,029
   Prepaid expenses and other assets                                                      7,141           4,384
   Deferred income taxes                                                                 16,013          14,441
                                                                                      ---------       ---------
      Total current assets                                                              432,869         333,332

Property and equipment, at cost:
   Furniture, fixtures and equipment                                                    175,906         168,270
   Leasehold improvements                                                               135,338         126,857
   Land and building                                                                      1,097             986
   Capital leases                                                                        15,276          15,276
                                                                                      ---------       ---------
                                                                                        327,617         311,389
   Accumulated depreciation and amortization                                           (156,748)       (143,208)
                                                                                      ---------       ---------
   Property and equipment, net                                                          170,869         168,181

Investment in joint venture                                                               8,035           8,391
Goodwill and tradenames, net                                                             43,922          45,519
Other assets                                                                             21,136          17,983
                                                                                      ---------       ---------
      Total assets                                                                    $ 676,831       $ 573,406
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $ 148,653       $ 110,312
   Accounts payable to affiliates                                                         8,412           3,687
   Accrued expenses:
      Compensation                                                                        9,076           6,617
      Taxes                                                                              19,952          12,925
      Other                                                                              19,775          24,037
   Current maturities of long-term obligations                                           20,266           9,259
                                                                                      ---------       ---------
      Total current liabilities                                                         226,134         166,837

Long-term obligations, net of current maturities                                        141,382         101,447
Deferred income taxes and other noncurrent  liabilities                                   1,251           3,204

Shareholders' equity:
   Common shares, without par value;  80,000,000 authorized;
       issued,  including treasury shares, 32,770,467 shares and
        32,637,617 shares, respectively                                                 113,543         113,073
   Contributed capital                                                                   13,089          12,083
   Retained earnings                                                                    185,593         180,070
   Deferred compensation expense, net                                                    (1,524)           (671)
   Treasury shares, at cost, 343,600 shares                                              (2,637)         (2,637)
                                                                                      ---------       ---------
      Total shareholders' equity                                                        308,064         301,918
                                                                                      ---------       ---------
      Total liabilities and shareholders' equity                                      $ 676,831       $ 573,406
                                                                                      =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

===============================================================================

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         -----------------------------      ------------------------------
                                                          JULY 31,           AUGUST 1,        JULY 31,          AUGUST 1,
                                                            1999               1998             1999              1998
                                                         -----------       -----------       -----------       -----------
Total sales                                              $   393,463       $   357,033       $   756,340       $   658,382
Less licensed departments sales                              (20,651)          (18,055)          (39,047)          (74,615)
                                                         -----------       -----------       -----------       -----------
     Net owned sales                                         372,812           338,978           717,293           583,767
Cost of sales                                               (232,543)         (210,986)         (447,402)         (365,461)
                                                         -----------       -----------       -----------       -----------
   Gross profit                                              140,269           127,992           269,891           218,306

Selling, general and administrative expenses                (133,731)         (123,677)         (260,582)         (216,705)
License fees from affiliates
   and other operating income                                  2,929             2,557             5,384             8,825
                                                         -----------       -----------       -----------       -----------
   Operating profit                                            9,467             6,872            14,693            10,426

Interest expense, net                                         (2,424)           (3,272)           (4,872)           (3,828)
Gain on disposal of assets, net                                   34                19                47                24
                                                         -----------       -----------       -----------       -----------
   Income before equity in loss of
       joint venture and provision for income taxes            7,077             3,619             9,868             6,622
Equity in loss of joint venture                                 (245)             (459)             (356)             (595)
                                                         -----------       -----------       -----------       -----------
   Income before provision for income taxes                    6,832             3,160             9,512             6,027

Provision for income taxes                                    (2,870)             (233)           (3,988)           (1,411)
                                                         -----------       -----------       -----------       -----------
   Net income                                            $     3,962       $     2,927       $     5,524       $     4,616
                                                         ===========       ===========       ===========       ===========

Basic and diluted earnings per share                     $      0.12       $      0.09       $      0.17       $      0.14
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

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

===============================================================================




                                                                          SIX MONTHS ENDED
                                                                      --------------------------
                                                                       JULY 31,       AUGUST 1,
                                                                         1999            1998
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $   5,524       $   4,616
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                     15,974          14,713
       Deferred income taxes and other noncurrent liabilities            (3,525)         (2,686)
       Equity in loss of joint venture                                      356             595
       Gain on disposal of assets                                           (47)            (24)
       Change in working capital, assets and liabilities:
          Receivables                                                    (7,770)          2,159
          Inventories                                                   (95,127)        (76,119)
          Prepaid expenses and other assets                              (2,757)         (1,779)
          Accounts payable                                               43,066          25,320
          Accrued expenses                                                5,038          11,791
                                                                      ---------       ---------
Net cash used in operating activities                                   (39,268)        (21,414)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                 (16,358)        (19,584)
   Proceeds from sale of assets                                              73              36
   Acquisitions                                                            --          (108,473)
   Other assets                                                          (3,548)         (6,338)
                                                                      ---------       ---------
Net cash used in investing activities                                   (19,833)       (134,359)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds (principal payments) under long-term obligations         50,942         (20,236)
   Net proceeds from issuance of common shares                              470           2,588
   Net proceeds from issuance of long-term obligations                     --           137,225
                                                                      ---------       ---------
Net cash provided by financing activities                                51,412         119,577
                                                                      ---------       ---------

Net decrease in cash and equivalents                                     (7,689)        (36,196)
Cash and equivalents, beginning of period                                20,895          68,998
                                                                      ---------       ---------
Cash and equivalents, end of period                                   $  13,206       $  32,802
                                                                      =========       =========



Non-cash transactions:
    Issuance of restricted shares                                     $     996            --



The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998
                                   (UNAUDITED)
================================================================================



1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as off-price shoe stores, principally under the name "DSW Shoe Warehouse".

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

     To facilitate comparisons with the current period, certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2.   ACQUISITIONS

     Effective May 31, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 60% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Shonac had operated, as licensee, the shoe department in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations for the six months ended August 1, 1998 include the operations of Shonac and Valley Fair for the three month period beginning May 3, 1998.

3.   SEGMENT REPORTING

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

     THREE MONTH PERIOD ENDED JULY 31, 1999:

                                               VALUE CITY        DSW       CORPORATE         TOTAL
                                               ----------        ---       ---------         -----
               Net owned sales                  $314,911        $57,901                    $372,812
               Operating profit                    7,371          2,096                       9,467
               Capital expenditures                8,638          1,192                       9,830
               Depreciation and amortization       6,667            580         843           8,090


     SIX MONTH PERIOD ENDED JULY 31, 1999:

                                               VALUE CITY      DSW         CORPORATE        TOTAL
                                               ----------      ---         ---------        -----
               Net owned sales                  $602,989      $114,304                     $717,293
               Operating profit (loss)            10,601         4,092                       14,693
               Identifiable assets               602,939        43,407       30,485         676,831
               Capital expenditures               14,580         1,778                       16,358
               Depreciation and amortization      13,278         1,030        1,666          15,974

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

===============================================================================


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net owned sales of the listed items included in the Company's Consolidated Statements of Income.


                                        3 Months Ended               Six Months Ended
                                 -----------------------------  ------------------------------
                                 July 31,1999   August 1, 1988  July 31, 1999   August 1, 1998
                                 ------------   --------------  -------------   --------------
Net sales                              100.0%         100.0%         100.0%         100.0%

Gross profit                            37.6           37.8           37.6           37.4

Selling, general and
    administrative expenses            (35.9)         (36.5)         (36.3)         (37.1)

License fees from affiliates
    and other operating income           0.8            0.8            0.8            1.5
                                       -----          -----          -----          -----

Operating profit                         2.5            2.1            2.1            1.8

Interest expense, net                   (0.6)          (1.0)          (0.7)          (0.7)

Equity in loss of joint venture         (0.1)          (0.1)          --             (0.1)
                                       -----          -----          -----          -----

Income before income taxes               1.8            1.0            1.4            1.0

Provision for income taxes              (0.7)          (0.1)          (0.6)          (0.2)
                                       -----          -----          -----          -----

Net income                               1.1%           0.9%           0.8%           0.8%
                                       =====          =====          =====          =====

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

===============================================================================
THREE  MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 1, 1998


       The Company's total sales, which include licensed departments sales, increased $36.5, or 10.2%, million from $357.0 million to $393.5 million. Comparable store sales increased 6.2%. Net owned sales for the department stores ("Value City") increased $23.4 million, or 9.2%, from $252.6 million to $276.0 million. Value City's comparable store owned sales increased 5.3%, or $13.2 million. The shoe departments in Value City's stores contributed net owned sales of $38.9 million with comparable store sales decrease of 2.8%. For the quarter, non-apparel owned sales increased 4.8% and apparel sales increased 10.7%. On a comparable store basis, non-apparel sales increased 0.4% and apparel sales increased 6.9%. DSW Shoe Warehouse ("DSW") achieved sales of $57.9 million with a 21% comparable store sales increase.

       Gross profit increased $12.3 million from $128.0 million to $140.3 million, but decreased as a percentage of owned sales from 37.8% to 37.6%. The acquisition of Shonac contributed $38.6 million this year versus $33.9 million last year. Value City's gross profit increased $7.6 million, or 8.1%, from $94.1 million to $101.7 million, but decreased as a percentage of owned sales from 37.2% to 36.8% due primarily to lower initial markup.

       Selling, general and administrative expenses ("SG&A") increased $10.0 million from $123.7 million to $133.7 million, but decreased as a percentage of owned sales from 36.5% to 35.9%, a reduction of 0.6%. $5.8 million of the increase in SG&A is attributable to new stores, net of closed stores, approximately $1.6 million relates to home office overhead costs and the remaining $2.6 million relates to comparable store operations. New store pre-opening expenses for the quarter were $1.7 million greater than last year.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.4 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally take eight to ten weeks. Effective August 1998, pre-opening costs are expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Previously, such costs were amortized ratably over the first twelve months of the store's operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Four department stores opened less than twelve months had a pre-tax net operating loss of $0.7 million for the current three month period including $0.7 million of pre-opening expenses. An additional $1.1 million of pre-opening costs were expensed during the current three month period for six stores not yet opened. Two stores opened less than 12 months during last year's three month period had a pre-tax net operating loss of $0.2 million. Four DSW stores opened less than twelve months had a pre-tax net operating loss of $0.2 million, including $0.5 million of pre-opening expenses. Twelve stores opened less than twelve months during last year's three month period had a negligible pre-tax net operating loss after recognizing $1.4 million of pre-opening expenses.

       License fees from affiliates and other operating income increased $0.3 million, or 14.5%, from $2.6 million to $2.9 million, and remained flat as a percentage of owned sales at 0.8%.

       Operating profit increased $2.6 million from $6.9 million to $9.5 million. The percentage of owned sales increased from 2.1% to 2.5%.

       Interest expense, net of interest income, decreased $0.9 million from $3.3 million to $2.4 million and decreased as a percentage of owned sales from 1.0% to 0.6%.

       Equity in the unconsolidated joint venture represents the Company's fifty percent interest in VCM's operating results for the quarter.

       Income before provision for income taxes increased $3.6 million from $3.2 million to $6.8 million, and increased as a percentage of owned sales from 1.0% to 1.8% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

===============================================================================

SIX  MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 1, 1998

     Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 56.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Shonac had operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the six months ended July 31, 1999 include the results of operations of Shonac and Valley Fair for the three month period beginning May 3, 1998. As the Company operated as one segment for the period ended May 2, 1998, the discussion that follows compares operations before and after the acquisition.

     The Company's total sales, which include licensed departments sales, increased $97.9 million, or 14.9%, from $658.4 million to $756.3 million. Last years total sales excludes $48.0 million of DSW sales prior to the acquisition. On a comparable store basis sales increased 3.7%. Net owned sales for the department stores increased $24.2 million, or 4.9%, from $497.4 million to $521.6 million. Value City's comparable store owned sales increased 2.3%, or $11.2 million. The shoe departments in Value City stores had sales of $81.3 million with a comparable store sales decrease of 0.3%. For the six months, non-apparel owned sales increased 3.9% and apparel sales increased 5.2%. On a comparable store basis, non-apparel sales increased 1.0% and apparel sales increased 2.7%. DSW achieved sales of 114.3 million with a 17.1% comparable store sales increase.

     Gross profit increased $51.6 million from $218.3 million to $269.9 million, and increased 0.2% as a percentage of owned sales from 37.4% to 37.6%. The acquisition of Shonac contributed $76.6 million this year versus $33.9 million last year. Value City's gross profit increased $8.9 million, or 4.8%, from $184.4 million to $193.3 million and remained at 37.1% as a percentage of owned sales.

     Selling, general and administrative expenses ("SG&A") increased $43.9 million from $216.7 million to $260.6 million, but decreased as a percentage of owned sales from 37.1% to 36.3%, a reduction of 0.8%. Approximately $27 million of the increase relates to the Shonac acquisition. New stores accounted for approximately $6.4 million of the increase with the remainder attributable to comparable stores and home office expenses. New store pre-opening expenses for the six month period were $1.5 million greater than last year.

     Four department stores opened less than twelve months had a pre-tax net operating loss of $1.3 million for the current six month period, including $0.7 million of pre-opening expenses. An additional $1.1 million of pre-opening costs were expensed during the current six month period for six stores not yet opened. Two department stores opened less than twelve months during last year's six month period had a pre-tax net operating loss of $0.7 million, including $0.2 million of pre-opening expenses. DSW stores opened less than twelve months had a pre-tax net operating loss of $0.7 million for the current six month period, including $0.5 million of pre-opening expenses.

     License fees from affiliates and other operating income decreased $3.4 million, or 39.0%, from $8.8 million to $5.4 million, and decreased as a percentage of owned sales from 1.5% to 0.8%. All of the decrease is attributable to the consolidation of Shonac previously treated as a licensee.

     Operating profit increased $4.3 million from $10.4 million to $14.7 million. The percentage of owned sales increased from 1.8% to 2.1%.

     Interest expense, net of interest income, increased $1.1 million, or 27.3% from $3.8 million to $4.9 million. This increase is due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair.

     Equity in the unconsolidated joint venture represents the Company's fifty percent interest in VCM's operating results.

     Income before provision for income taxes increased $3.5 million, or 57.8% from $6.0 million to $9.5 million, and increased as a percentage of owned sales from 1.0% to 1.4% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $206.7 at July 31, 1999 compared to $166.5 million at January 30, 1999. Current ratios at those dates were 1.91 and 2.0, respectively.

     Net cash used in operating activities totaled $39.3 million and $21.4 million for the six months ended July 31, 1999 and August 1, 1998, respectively.

     Net income, adjusted for depreciation and amortization, provided $21.5 million of operating cash flow for the six months ended July 31, 1999. This was decreased by $52.1 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $8.7 million.

     During the six months ended August 1, 1998, net income adjusted for depreciation and amortization, provided $19.3 million of operating cash flow. This was reduced by $50.8 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities provided $10.1 million.

     Net cash used by investing activities totaled $19.8 million and $134.4 million for the six months ended July 31, 1999 and August 1, 1998, respectively.

     Net cash used for capital expenditures was $16.4 million and $19.6 million for the six months ended July 31, 1999 and August 1, 1998, respectively. During the 1999 period, capital expenditures included $5.6 million for new stores, $4.5 million on existing stores, $4.6 million for MIS equipment upgrades and new systems and $1.7 million for other capital expenditures.

     The Company has available a $167.5 million long-term unsecured revolving bank credit facility with a three year term that primarily bears interest at a floating rate of LIBOR plus 1.50%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio, a minimum fixed charge coverage ratio; and, limitations on dividends, incurrance of additional debt and capital expenditures. At July 31, 1999 the LIBOR rate was 5.18%, borrowings aggregated $106.0 million and $26.5 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.

YEAR 2000

     The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has substantially completed the assessment phase and is well into the remediation, validation and implementation phase. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs and those of its suppliers and customers. The Company currently intends to substantially complete the remediation, validation and implementation phases of the year 2000 project prior to November 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. The Company currently believes it will be able to modify, replace, or mitigate its affected systems in time to avoid any material detrimental impact on its operations. If the Company determines that it may be unable to remediate and properly test affected systems on a timely basis, the Company intends to develop appropriate contingency plans for any such mission-critical systems at the time such determination is made. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated on a timely basis, there can be no assurances that all of the Company's systems will be year 2000 compliant. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company's financial condition.

     The Company estimates that the aggregate costs of its year 2000 project will be approximately $6.0 million to $6.5 million, including costs already incurred. A significant portion of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing employees and equipment. This reallocation of resources is not expected to have a significant impact on the day-to-day operations of the Company. Total costs of approximately $6.0 million have been incurred by the Company for this project through July 31, 1999. The anticipated impact and costs of the project, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

===============================================================================

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.


INCOME TAXES

     The effective tax rate for the six months ended July 31, 1999 and August 1, 1998 was 41.9% and 23.4%, respectively. Last year's provision was reduced by approximately $1.4 million relating to the resolution of certain federal and state income tax issues.


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

===============================================================================

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


Date: September 10, 1999
------------------------

-------------------------------------------------------------------------------


* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.