Form 10-Q
period 1999-10-30
VALUE CITY DEPARTMENT STORES INC /OH
filed 1999-12-14
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 30, 1999

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

                                Yes  X   No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at November 30, 1999
-------------------------------                 --------------------------------
Common Stock, Without Par Value                         32,850,114 Shares

                                        VALUE CITY DEPARTMENT STORES, INC.
                                                TABLE OF CONTENTS
=================================================================================================================

                                                                                                         PAGE NO.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           October 30, 1999 and January 30, 1999                                              3

                     Consolidated Statements of Income for the three and
                           nine months ended October 30, 1999 and
                           October 31, 1998                                                                   4

                     Consolidated Statements of Cash Flows for the nine months
                           ended October 30, 1999 and October 31, 1998                                        5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          14

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Third Quarter Form 10-Q              15


                  Part B:    Reports on Form 8-K      A Form 8-K was filed on
                                            December 6, 1999 relating to Item 2
                                            - "Acquisition or Disposition of
                                            Assets".

                              VALUE CITY DEPARTMENT STORES, INC.
                                PART 1. - FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                                  CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          (UNAUDITED)

==============================================================================================

                                                                   OCTOBER 30,     JANUARY 30,
                                                                      1999            1999
                                                                   -----------     -----------
ASSETS

Current assets:
   Cash and equivalents                                             $  26,970      $  20,895
   Accounts receivable, net                                            13,278          6,996
   Receivables from affiliates                                            523            587
   Inventories                                                        436,955        286,029
   Prepaid expenses and other assets                                    6,248          4,384
   Deferred income taxes                                               18,560         14,441
                                                                    ---------      ---------
      Total current assets                                            502,534        333,332

Property and equipment, at cost:
   Furniture, fixtures and equipment                                  181,113        168,270
   Leasehold improvements                                             141,227        126,857
   Land and building                                                    1,185            986
   Capital leases                                                      15,276         15,276
                                                                    ---------      ---------
                                                                      338,801        311,389
   Accumulated depreciation and amortization                         (163,536)      (143,208)
                                                                    ---------      ---------
   Property and equipment, net                                        175,265        168,181

Investment in joint venture                                             7,866          8,391
Goodwill and tradenames, net                                           43,916         45,519
Other assets                                                           22,172         17,983
                                                                    ---------      ---------
      Total assets                                                  $ 751,753      $ 573,406
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 178,875      $ 110,312
   Accounts payable to affiliates                                       7,771          3,687
   Accrued expenses:
         Compensation                                                  14,584          6,617
         Taxes                                                         23,258         12,925
         Other                                                         30,734         24,037
   Current maturities of long-term obligations                         37,269          9,259
                                                                    ---------      ---------
      Total current liabilities                                       292,491        166,837

Long-term obligations, net of current maturities                      141,349        101,447
Deferred income taxes and other noncurrent  liabilities                 1,476          3,204

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
       issued, including treasury shares, 32,918,767 shares and
       32,637,617 shares, respectively                                114,010        113,073
   Contributed capital                                                 14,843         12,083
   Retained earnings                                                  193,291        180,070
   Deferred compensation expense, net                                  (3,070)          (671)
   Treasury shares, at cost, 343,600 shares                            (2,637)        (2,637)
                                                                    ---------      ---------
      Total shareholders' equity                                      316,437        301,918
                                                                    ---------      ---------
      Total liabilities and shareholders' equity                    $ 751,753      $ 573,406
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

                                        VALUE CITY DEPARTMENT STORES, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

=================================================================================================================

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       --------------------------     ---------------------------
                                                       OCTOBER 30,    OCTOBER 31,     OCTOBER 30,     OCTOBER 31,
                                                          1999           1998            1999            1998
                                                       -----------    -----------     -----------     -----------
Net sales, excluding sales of
   licensed departments                                 $ 441,281      $ 356,755      $1,158,574       $ 940,522
Cost of sales                                            (272,109)      (219,575)       (719,511)       (585,037)
                                                        ---------      ---------      ----------       ---------
   Gross profit                                           169,172        137,180         439,063         355,485

Selling, general and administrative expenses             (155,558)      (128,749)       (416,140)       (345,443)
License fees from affiliates                                1,640          1,445           4,463           8,552
Other operating income                                      1,372          1,549           3,933           3,256
                                                        ---------      ---------      ----------       ---------
   Operating profit                                        16,626         11,425          31,319          21,850

Interest expense, net                                      (3,288)        (3,557)         (8,160)         (7,384)
Gain on disposal of assets, net                                32              3              79              27
                                                        ---------      ---------      ----------       ---------
   Income before equity in loss of
       joint venture and provision for income taxes        13,370          7,871          23,238          14,493
Equity in loss of joint venture                              (168)        (1,113)           (525)         (1,709)
                                                        ---------      ---------      ----------       ---------
   Income before provision for income taxes                13,202          6,758          22,713          12,784

Provision for income taxes                                 (5,504)        (2,740)         (9,492)         (4,150)
                                                        ---------      ---------      ----------       ---------
   Net income                                           $   7,698      $   4,018      $   13,221       $   8,634
                                                        =========      =========      ==========       =========


Basic earnings per share                                $    0.24      $    0.12      $     0.41       $    0.27
                                                        =========      =========      ==========       =========

Diluted earnings per share                              $    0.23      $    0.12      $     0.40       $    0.26
                                                        =========      =========      ==========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                        (UNAUDITED)

===========================================================================================

                                                                     NINE MONTHS ENDED
                                                                 --------------------------
                                                                 OCTOBER 30,    OCTOBER 31,
                                                                    1999          1998
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  13,221      $   8,634
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                 24,345         23,622
       Deferred income taxes and other noncurrent liabilities        (5,847)        (3,887)
       Equity in loss of joint venture                                  525          1,708
       Gain on disposal of assets                                       (59)           (26)
       Change in working capital, assets and liabilities:
          Receivables                                                (6,218)         1,810
          Inventories                                              (150,926)       (79,338)
          Prepaid expenses and other assets                          (1,864)        (1,568)
          Accounts payable                                           72,647          1,584
          Accrued expenses                                           24,930          3,932
                                                                  ---------      ---------
Net cash used in operating activities                               (29,246)       (43,529)
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                             (28,297)       (27,329)
   Proceeds from sale of assets                                          98             44
   Acquisitions                                                        --         (108,473)
   Other assets                                                      (5,329)        (7,006)
                                                                  ---------      ---------
Net cash used in investing activities                               (33,528)      (142,764)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common shares                          937          2,848
   Net proceeds under long-term credit facility                      67,912        116,959
   Net borrowings under demand note facility                           --            8,820
                                                                  ---------      ---------
Net cash provided by financing activities                            68,849        128,627
                                                                  ---------      ---------

Net increase (decrease) in cash and equivalents                       6,075        (57,666)
Cash and equivalents, beginning of period                            20,895         68,998
                                                                  ---------      ---------
Cash and equivalents, end of period                               $  26,970      $  11,332
                                                                  =========      =========


Non-cash transactions:
    Issuance of restricted shares                                 $   2,646           --
                                                                  =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                   (UNAUDITED)

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

     The balance sheet for January 30, 1999 is taken from the audited financial statements. The interim financial statements are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K405 for the Transition Period from August 2, 1998 to January 30, 1999. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

     To facilitate comparisons with the current period, certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. In addition, the income statement presentation of sales of leased departments has been removed from the income statement and the related license fee revenue is shown on a separate line of the income statement to conform with the guidance released on December 3, 1999 in Securities and Exchange Commission Staff Accounting Bulletin No. 101.

2.   ACQUISITIONS

     On November 19, 1999, the Company purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation. Gramex operated a chain of fifteen discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area. The purchase price for Gramex was $13.1 including cash of $8.0 million, 255,949 shares of the Company's common stock with an agreed value of $4.0 million and an unsecured, 5-year note of $1.1 million. In conjunction with the acquisition, the Company satisfied approximately $37.0 million of Gramex bank debt at closing and assumed certain trade payable and other obligations which will be satisfied from the proceeds from liquidation of inventory and certain other assets. The transaction was funded by cash from operations and a $25.0 million, 180 day unsecured bank loan bearing interest at 8.0925%. The acquisition will be accounted for as a purchase. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.

     After liquidation of the existing Grandpa's inventory, 14 of the 15 stores acquired will be converted to the Value City format, with seven stores receiving only minor improvements scheduled to be reopened early in the first quarter of fiscal 2000 and seven stores will be remodeled based on the current Value City format scheduled to open late in the first quarter. It is expected that the average costs of opening these stores will be below the historical average as a result of the condition of the stores. The lease for one store with terms consistent with current market conditions is located near an existing store in St. Louis. This location will be assigned without the payment of additional consideration to Schottenstein Stores Corporation ("SSC"), direct owner of approximately 56.3% of the Company's common shares. After completion of the liquidation of the store inventory and fixtures SSC will reopen the site as a Value City Furniture store.

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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                   (UNAUDITED)

================================================================================


     Accordingly, the results of operations for the nine months ended October 31, 1998 include the operations of Shonac and Valley Fair for the six month period beginning May 3, 1998. The following unaudited pro forma consolidated financial results are presented as if the May 1998 acquisitions had taken place at the beginning of the fiscal nine month period ended October 31, 1998 (in thousands, except per share amounts):

                     Net Sales                             $1,027,411
                     Net Income                                $9,842


                     Basic earnings per share                   $0.31
                     Diluted earnings per share                 $0.30


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


     THREE MONTH PERIOD ENDED OCTOBER 30, 1999 (IN THOUSANDS):

                                                     VALUE CITY         DSW       CORPORATE       TOTAL
                                                     ----------       -------     ---------      --------
                     Net sales                        $376,757        $64,524                    $441,281
                     Operating profit                   12,410          4,216                      16,626
                     Capital expenditures               10,247          1,692                      11,939
                     Depreciation and amortization       6,946            562        863            8,371

     NINE MONTH PERIOD ENDED OCTOBER 30,1999 (IN THOUSANDS):

                                                     VALUE CITY         DSW       CORPORATE        TOTAL
                                                     ----------      --------     ---------     ----------
                     Net sales                        $979,746       $178,828                   $1,158,574
                     Operating profit                   23,011          8,308                       31,319
                     Identifiable assets               696,375         24,655       30,723         751,753
                     Capital expenditures               24,827          3,470                       28,297
                     Depreciation and amortization      20,224          1,592        2,529          24,345

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

================================================================================


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Income.

-----------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                         Nine Months Ended
                                    -----------------------------------       -----------------------------------
                                    October 30, 1999   October 31, 1998       October 30, 1999   October 31, 1998
                                    ----------------   ----------------       ----------------   ----------------
Net sales                                100.0%              100.0%                100.0%             100.0%

Gross profit                              38.3                38.5                  37.9               37.8

Selling, general and
    administrative expenses              (35.2)              (36.1)                (35.9)             (36.7)

License fees from affiliates
    and other operating income             0.7                 0.8                   0.7                1.2
                                         -----               -----                 -----              -----

Operating profit                           3.8                 3.2                   2.7                2.3

Interest expense, net                     (0.8)               (1.0)                 (0.7)              (0.8)

Equity in loss of joint venture           --                  (0.3)                 --                 (0.2)
                                         -----               -----                 -----              -----

Income before income taxes                 3.0                 1.9                   2.0                1.3

Provision for income taxes                (1.3)               (0.8)                 (0.9)              (0.4)
                                         -----               -----                 -----              -----


Net income                                 1.7%                1.1%                  1.1%               0.9%
                                         =====               =====                 =====              =====

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================


THREE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

       The Company's net sales increased $84.5 million, or 23.7%, from $356.8 million to $441.3 million. Comparable store sales increased 11.1%. Net sales for the department stores ("Value City") increased $61.9 million, or 23.3%, from $265.4 million to $327.3 million. Value City's comparable store sales increased 10.6%, or $27.5 million. The shoe departments in Value City's stores contributed net sales of $49.5 million with comparable store sales increase of 3.2%. For the quarter, non-apparel sales increased 14.1% and apparel sales increased 25.9%. On a comparable store basis, non-apparel sales increased 1.8% and apparel sales increased 13.0%. DSW Shoe Warehouse ("DSW") achieved sales of $64.5 million with a 22.7% comparable store sales increase.

       Gross profit increased $32.0 million from $137.2 million to $169.2 million, but decreased as a percentage of sales from 38.5% to 38.3% due primarily to slightly lower initial mark-up in this year's quarter.

       Selling, general and administrative expenses ("SG&A") increased $26.9 million from $128.7 million to $155.6 million, but decreased as a percentage of sales from 36.1% to 35.2%, a reduction of 0.9%. $12.9 million of the increase in SG&A is attributable to new stores, net of closed stores, approximately $6.8 million relates to home office overhead costs and the remaining $7.2 million relates to comparable store operations. New store pre-opening expenses for the quarter were $1.8 million greater than last year.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.4 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally takes between eight and twelve weeks, and preparations for a shoe store generally takes eight to ten weeks. Effective August 1998, pre-opening costs are expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Previously, such costs were amortized ratably over the first twelve months of the store's operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Ten department stores opened less than twelve months had a pre-tax net operating loss of $0.1 million for the current three month period including $2.0 million of pre-opening expenses. Two stores opened less than 12 months during last year's three month period had a pre-tax net operating loss of $0.4 million. Six DSW stores opened less than twelve months had a pre-tax net operating loss of $0.2 million, including $0.3 million of pre-opening expenses. Five stores opened less than twelve months during last year's three month period had a negligible pre-tax net operating loss after recognizing $0.2 million of pre-opening expenses.

       License fees from affiliates and other operating income were approximately $3.0 million for both periods and declined from 0.8% of sales to 0.7%.

       Operating profit increased $5.2 million from $11.4 million to $16.6 million and as a percentage of sales increased from 3.2% to 3.8%.

       Interest expense, net of interest income, decreased $0.3 million from $3.6 million to $3.3 million and decreased as a percentage of sales from 1.0% to 0.8%.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. The loss improved from $(1.1) million to $(0.2) million due primarily to increases in comparable store sales and improvement in gross margin and SG&A as a percentage of sales.

       Income before provision for income taxes increased $6.4 million from $6.8 million to $13.2 million, and increased as a percentage of sales from 1.9% to 3.0% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================


NINE MONTHS ENDED OCTOBER 30, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

       Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 56.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation ("Valley Fair") from SSC. Shonac had operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the nine months ended October 31, 1998 include the results of operations of Shonac and Valley Fair for the six month period beginning May 3, 1998.

       Sales for the nine months increased 12.9% to $1,158.6 million from $1,026.5 million in the comparable year-earlier period which includes $86.0 million of Shonac Corporation sales prior to its May 3, 1998 acquisition date. On a comparable store basis sales increased 6.3%. Net sales for the department stores increased $86.1 million, or 11.3%, from $762.8 million to $848.9 million. Value City's comparable store sales increased 5.1%, or $38.7 million. The shoe departments in Value City stores had sales of $130.9 million with a comparable store sales increase of 0.9%. For the nine months, non-apparel sales increased 7.2% and apparel sales increased 12.5%. On a comparable store basis, non-apparel sales increased 1.2% and apparel sales increased 6.3%. DSW achieved sales of $178.8 million with a 19.0% comparable store sales increase.

       Gross profit increased $83.6 million from $355.5 million to $439.1 million, and increased as a percentage of sales from 37.8% to 37.9%. The acquisition of Shonac contributed $122.1 million this year versus $71.8 million last year. Value City's gross profit increased $33.3 million, or 11.7%, from $283.7 million to $317.0 million and increased from 37.2% to 37.3% of sales.

       Selling, general and administrative expenses ("SG&A") increased $70.7 million from $345.4 million to $416.1 million, but decreased as a percentage of sales from 36.7% to 35.9%, a reduction of 0.8%. Approximately $27.0 million of the increase relates to the Shonac acquisition. $20.1 million of the increase in SG&A is attributable to new stores, net of closed stores, approximately $10.5 million relates to home office overhead costs and the remaining $13.1 million relates to comparable store operations. New store pre-opening expenses for the nine month period were $3.6 million greater than last year.

       Ten department stores opened less than twelve months had a pre-tax net operating loss of $2.4 million for the current nine month period, including $3.8 million of pre-opening expenses. Two department stores opened less than twelve months during last year's nine month period had a pre-tax net operating loss of $1.0 million, including $0.2 million of pre-opening expenses. DSW stores opened less than twelve months had a pre-tax net operating loss of $0.6 million for the current nine month period, including $1.2 million of pre-opening expenses.

       License fees from affiliates and other operating income decreased $3.4 million, or 28.9%, from $11.8 million to $8.4 million, and decreased as a percentage of sales from 1.2% to 0.7%. All of the decrease is attributable to the consolidation of Shonac previously treated as a licensee.

       Operating profit increased $9.4 million from $21.9 million to $31.3 million and as a percentage of sales increased from 2.3% to 2.7%.

       Interest expense, net of interest income, increased $0.8 million, or 10.5% from $7.4 million to $8.2 million. This increase is due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair.

       Income before provision for income taxes increased $9.9 million, or 77.7%, from $12.8 million to $22.7 million, and increased as a percentage of sales from 1.3% to 2.0% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

       Net working capital was $210.0 at October 30, 1999 compared to $166.5 million at January 30, 1999. Current ratios at those dates were 1.72 and 2.00, respectively.

       Net cash used in operating activities totaled $29.2 million and $43.5 million for the nine months ended October 30, 1999 and October 31, 1998, respectively.

       Net income, adjusted for depreciation and amortization, provided $37.6 million of operating cash flow for the nine months ended October 30, 1999. This was decreased by $78.3 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities provided $11.5 million.

       During the nine months ended October 31, 1998, net income adjusted for depreciation and amortization, provided $32.3 million of operating cash flow. This was reduced by $77.8 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities provided $2.0 million.

       Net cash used by investing activities totaled $33.5 million and $142.8 million for the nine months ended October 30, 1999 and October 31, 1998, respectively.

       Net cash used for capital expenditures was $28.3 million and $27.3 million for the nine months ended October 30, 1999 and October 31, 1998, respectively. During the 1999 period, capital expenditures included $11.7 million for new stores, $5.3 million on existing stores, $8.4 million for MIS equipment upgrades and new systems and $2.9 million for other capital expenditures.

       The Company has available a $167.5 million long-term unsecured revolving bank credit facility with a three year initial term that primarily bears interest at a floating rate of LIBOR plus 1.50%. The interest rate on $40.0 million has been locked in at a fixed rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio, a minimum fixed charge coverage ratio; and, limitations on dividends, incurrance of additional debt and capital expenditures. At October 30, 1999 the LIBOR rate was 5.41%, borrowings aggregated $123.0 million and $17.4 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility will be sufficient to meet its future obligations including capital expenditures.

       The Company may from time to time consider acquisitions of department store assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand from operations, available borrowings under existing credit facilities and the possible issuance from time to time of long-term debt or equity securities. Depending upon the conditions in the capital markets and certain other factors, the Company may from time to time consider the issuance of debt or equity securities, or other possible capital market transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

       On November 19, 1999, the Company purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation. Gramex operated a chain of fifteen discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area. The purchase price for Gramex was $13.1 including cash of $8.0 million, 255,959 shares of the Company's common stock with an agreed value of $4.0 million and an unsecured, 5-year note of $1.1 million. In conjunction with the acquisition, the Company satisfied approximately $37.0 million of Gramex bank debt at closing and assumed certain trade payable and other obligations which will be satisfied from the proceeds from liquidation of inventory and certain other assets. The transaction was funded by cash from operations and a $25.0 million, 180 day unsecured bank loan bearing interest at 8.0925%. The acquisition will be accounted for as a purchase. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.

       After liquidation of the existing Grandpa's inventory, 14 stores of the 15 acquired will be converted to the Value City format, with seven stores receiving only minor improvements scheduled to be reopened early in the first quarter of fiscal 2000 and seven stores will be remodeled based on the current Value City format scheduled to open late in the first quarter. It is expected that the average costs of opening these stores will be below the historical average as a result of the condition of the stores. The lease for one store with terms consistent with current market conditions is located near an existing store in St. Louis. This location will be assigned without the payment of additional consideration to SSC. After completion of the liquidation of the store inventory and fixtures SSC will reopen the site as a Value City Furniture store.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================


YEAR 2000

       The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Similar to most companies, the Company must determine whether its systems are capable of recognizing and processing date sensitive information properly as the year 2000 approaches. The Company is utilizing a multi-phased concurrent approach to address this issue. The phases included in the Company's approach are the awareness, assessment, remediation, validation and implementation phases. The Company has completed the awareness phase of its project. Furthermore, the Company has substantially completed the assessment, remediation, validation and implementation phases of the year 2000 project. The Company is actively correcting and replacing those systems which are not year 2000 ready in order to ensure the Company's ability to continue to meet its internal needs as well as those of its suppliers and customers. While the Company is not presently aware of any significant exposure that its systems will not be properly remediated, there can be no assurances that all of the Company's systems are year 2000 compliant. An interruption of the Company's ability to conduct its business due to a year 2000 readiness problem could have a material adverse effect on the Company's financial condition.

       The Company estimates that the aggregate costs of its year 2000 project will be approximately $8.0 million which includes remediation costs as well as accelerated strategic capital spending. Remediation costs are expensed as incurred, while accelerated strategic investments are capitalized to the extent the investment adds functionally. A significant portion of the remediation costs represent the redeployment of existing resources and as such are not considered incremental. Non-incremental remediation costs incurred through October 30, 1999 approximate $3.5 million. The reallocation of existing resources is not expected to have a significant impact on the day-to-day operations of the Company. Incremental remediation costs incurred through October 30, 1999 total approximately $0.9 million. Accelerated capital spending of $2.2 million has been invested through October 30, 1999. This represents enhancement to existing systems that were prioritized due to the year 2000 project. Estimated remaining costs total $1.4 million, comprised of $0.6 million of accelerated strategic capital spending, $0.7 million of non-incremental remediation costs and $0.1 million of incremental remediation costs. The anticipated impact and costs of the project are based on management's best estimates using information currently available and numerous assumptions about future events. Based on its current estimates and information currently available, the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods. However, there can be no guarantee that these estimates will be achieved and actual results may differ from those plans.

       The Company has initiated formal communications with its significant suppliers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and is testing critical system interfaces. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependencies on third-party systems. While the Company is not presently aware of any such significant exposure, there can be no guarantee that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another party would not have a material adverse effect on the Company.

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

       The staff of the Securities and Exchange Commission recently released Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. In accordance with SAB No. 101 the income statement presentation of sales of leased departments has been removed from the income statement and the related license fee revenue is shown on a separate line of the income statement.


INCOME TAXES

       The effective tax rate for the nine months ended October 30, 1999 and October 31, 1998 was 41.8% and 32.5%, respectively. Last year's provision was reduced by approximately $1.4 million relating to the resolution of certain federal and state income tax issues.


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

Date: December 7, 1999

--------------------------------------------------------------------------------

* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.