Form 10-K405
period 2000-01-29
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-04-28
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K405

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


                OHIO                               NO. 31-1322832
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,370,147 Common Shares, based on the $11.00 closing sale price on April 19, 2000, was $136,071,617.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,544,600 Common Shares were outstanding at April 19, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for 1999 Annual Meeting of Shareholders, in part, as indicated.

                                TABLE OF CONTENTS



                                                                                                      FORM
                                                                                                    10-K405
                                                                                                     REPORT
ITEM NO                                                                                               PAGE
-------                                                                                             -------
                                                      PART I

1.       Business......................................................................................3
2.       Properties...................................................................................17
3.       Legal Proceedings............................................................................18
4.       Submission of Matters to a Vote of Security Holders..........................................18


                                                      PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters....................19
6.       Selected Financial Data......................................................................20
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........21
7A.      Quantitative and Qualitative Disclosures about Market Risk ..................................30
8.       Financial Statements and Supplementary Data..................................................31
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........31


                                                     PART III

10.      Directors and Executive Officers of the Registrant...........................................32
11.      Executive Officer Compensation...............................................................32
12.      Security Ownership of Certain Beneficial Owners and Management...............................32
13.      Certain Relationships and Related Transactions...............................................32

                                                      PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K...............................33
         Signatures...................................................................................34


                              TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report.........................................................................F-1
Consolidated Balance Sheets..........................................................................F-2
Consolidated Statements of Income....................................................................F-3
Consolidated Statements of Shareholders' Equity......................................................F-4
Consolidated Statements of Cash Flows................................................................F-5
Notes to Consolidated Financial Statements...........................................................F-6

SCHEDULES
II - Valuation and Qualifying Accounts...............................................................S-1
Index to Exhibits....................................................................................E-1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Value City Department Stores, Inc. (the "Company") currently operates a chain of 118 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name "Value City" as well as 60 DSW Shoe Warehouse Stores ("DSW") located throughout the United States. In addition, we acquired 17 Filene's Basement stores in March 2000 which we are operating under the Filene's Basement name. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our department stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items, with apparel comprising over 60% of total sales. Our department stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 24,000 square feet with up to 55,000 pairs of women's and men's designer brand shoes and athletic footwear per store. The Filene's Basement stores average 28,000 square feet and specialize in high-end brand name merchandise of men's and women's apparel, accessories and home goods.

         Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

HISTORY OF OUR BUSINESS

         We opened our first department store in Columbus, Ohio in 1917. The Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC") until we went public on June 18, 1991. SSC still owns 55.3% of our stock. We have a number of ongoing related party agreements with SSC that are described in Item 13 of this report.

         In July 1997, we entered into agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operates the health and beauty care and toy and sporting goods departments in our stores as licensed departments. We account for our fifty percent interest in the joint venture under the equity method. See "Licensed Departments."


         Effective May 3, 1998, we purchased 99.9% of the common stock of Shonac Corporation ("Shonac") from Nacht Management, Inc. and SSC. Shonac had been the shoe licensee in all of the Value City stores since its inception in 1969 and also operated the DSW chain of retail shoe stores. Also effective May 3, 1998, we acquired the store operations of Valley Fair Corporation

("Valley Fair") from SSC. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. Prior to their acquisition, we had been a licensee of certain departments in these two stores for eighteen years.

         On November 19, 1999, we purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation pursuant to a Stock Purchase Agreement, dated as of November 8, 1999. Gramex operated a chain of fifteen discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area.

         Of the 15 stores acquired and after liquidation of the existing Grandpa's inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. The other seven stores were remodeled based on our current Value City format and were reopened in April 2000.

         On March 17, 2000, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. (collectively, "Filene's") through our wholly owned subsidiary, Base Acquisition Corp. ("Base Acquisition"), pursuant to the closing of an asset purchase agreement, dated February 2, 2000. Filene's was operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code. We continue to operate the 14 Filene's Basement stores acquired on March 17 and we have reopened three other Filene's Basement stores in the Washington D.C. area that Filene's had closed during their bankruptcy proceeding.

         We and our wholly owned subsidiaries are sometimes referred to collectively in this report as the "Company" or as "VCDS."


CHANGE IN FISCAL YEAR-END

         On June 10, 1998, we determined to change our fiscal year from a 52/53 week year that ended on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31. The six-month transition period of August 2, 1998 through January 30, 1999 (the "Transition Period") preceded the start of the 1999 fiscal year ended January 29, 2000.

OPERATING SEGMENTS

         See Note 12 of Notes to Consolidated Financial Statements beginning on page F-21 of this annual report for information regarding our Company's segments.




BUSINESS STRATEGIES

         Our strategy is to provide brand name merchandise substantially below conventional retail prices. The strategy is reflected in our name, "Value City," and our motto, "It's your money, get more for it." We believe that the size of our Value City department stores facilitates a full-line merchandise offering and range of brands that differentiates us from other off-price retailers.

         Filene's Basement's strategy is similar to Value City's focus on providing the best brand names at everyday low prices for men's and women's apparel, accessories and home goods.

         Our DSW stores' mission is to be each customers' favorite retailer of branded footwear by satisfying customer expectations for selection, service and value. The principal elements of Value City's, DSW's and Filene's Basement's business strategies are discussed below.

MERCHANDISING

Selection

         Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandising, is characterized by the purchase of primarily high quality brand name merchandise, at prices below normal cost to most retailers. A portion of the cost savings is then passed on to customers through lower prices. Our Value City stores strive to offer customers one-stop-shopping in terms of categories of merchandise carried. The large size of our stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. Our stores carry over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. To improve store profitability and meet the changing needs of our customers, we continually refine the Value City merchandise mix eliminating less productive departments and introducing new merchandise categories.

         We believe customers are attracted to Value City stores because of continuous new offerings of value-priced merchandise acquired in special purchases. At the same time, Value City maintains a broad and consistent range of goods, it purchases continuing lines of merchandise and draws upon its vendor contacts to ensure constant availability of certain basic categories of merchandise as well as current fashion trends.

         DSW stores attract customers because of their wide assortment of top quality name brand dress, casual and athletic footwear for men and women together with a regularly changing selection of more fashion-oriented footwear. Our DSW stores are large, contemporary, upscale warehouses, averaging over 24,000 square feet and allow us to sell a large selection of branded footwear in a clean and simple environment.

         Filene's Basement offers branded apparel, home goods, accessories and retail stocks purchased directly from major upscale retailers. The branded merchandise represents a focused assortment of fashionable, nationally-recognized men's and women's apparel, accessories and home goods bearing prominent designers' and manufacturers' names. Branded merchandise constitutes most of the product line and is obtained through opportunistic purchases from a diverse group of quality manufacturers.


         The following table sets forth relative contributions of each major merchandise category to total sales.

                                                                             FISCAL YEAR      6 MONTHS
                                                                                ENDED           ENDED         FISCAL YEAR ENDED
                                                                                                           --------------------
                                                                               1/29/00         1/30/99        8/1/98      8/2/97
                                                                               -------         -------        ------      ------
Apparel and Ready-to-Wear - Includes: Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories; and department
   store shoe sales from May 3, 1998 to January 29, 2000................        62.7%           62.8%          62.2%       61.6%

Hard goods and Home Furnishings - Includes: domestics;
   jewelry; housewares; giftware; small appliances; and for
  fiscal year 1997, toys and sporting goods..............................       17.2            18.8           19.0        23.9

Licensed Departments - Includes: shoes through May 2, 1998;
   health and beauty care; toys and sporting goods for periods
   subsequent to fiscal 1997 and other  incidental departments..                 6.3             7.5           15.2        14.5

DSW Stores...............................................................       13.8            10.9            3.6          --
                                                                               -----           -----          -----       -----
                                                                               100.0%          100.0%         100.0%      100.0%
                                                                               =====           =====          =====       =====

Value Pricing

         Value City stores offer quality brand name merchandise at prices typically 50% to 70% below prices charged by traditional department stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. We can offer exceptional values because our buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows us to pass on the savings directly to our customers. See "Supplier Relationships and Purchasing."

         DSW price points are targeted to be up to 50% lower than traditional department stores. DSW continually strives to improve its merchandise sourcing to maintain quality, lower costs and shortened delivery cycles. Identifying and building relationships with cost-efficient manufacturers and suppliers of quality merchandise is essential to DSW's merchandising strategy.


         Well known designer labels, brand names and original retailer names are prominently displayed throughout our Value City and Filene's Basement stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

         Our Filene's Basement stores' merchandise assortment is typically priced at levels 30%- 60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying in-season overruns and end-of-season surplus at advantageous prices and offering them for sale at lower markups than those of traditional department stores. We are also able to keep the cost of merchandise low because we do not require markdown or advertisement allowances, or anticipation of returns from vendors, all of which are typical in the department store industry.

Licensed Departments

         We operate all departments in the Value City stores except for the health and beauty care and toys and sporting goods, and certain other incidental departments. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 10 years with, in some instances, an option to renew. In addition, we receive a fee from some licensees for general and administrative expenses. The aggregate annual license fees received from licensees for the fiscal year ended January 29, 2000, were approximately $8,451,000.

         SSC owned a controlling interest in L. F. Widmann, Inc. ("Widmann"), the licensee that operated the health and beauty care departments in our stores. In July 1997, we entered into agreements with Mazel to create VCM, a 50/50 joint venture. Effective August 3, 1997, VCM purchased 100% of Widmann's capital stock and purchased the assets of the Company's toys and sporting goods departments. VCM operates the health and beauty care and toys and sporting goods departments in our stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. We provide certain personnel, administrative and service functions for which we receive a monthly fee from VCM to cover the related costs. The license and joint venture agreements are for a term of ten years ending in 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met.

         SSC also owned 49.9% of the outstanding stock of Shonac, the licensee that operated the shoe departments in all of the Value City stores until May 1998 when we purchased 99.9% of the common stock of Shonac.



         Licensees supply their own merchandise and generally supply their own store fixtures but in most instances utilize our associates to operate their departments. The licensees reimburse us for all costs associated with such associates. Licensees operate their departments under our general supervision and are required to abide by our policies with regard to pricing, quality of merchandise, refunds and store hours. Licensed departments complement the operations of our stores and are considered an integral part of our store operations. The common ownership interest in licensees facilitates the uniformity of merchandising strategy in the stores, including the overall emphasis on values resulting from special purchase opportunities.

SUPPLIER RELATIONSHIPS AND PURCHASING

         An important factor in our growth has been our many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. We believe that over the years our buyers have established excellent relationships with suppliers and have established a reputation for our willingness and ability to purchase entire lots of merchandise and make prompt payment. We continuously seek to find and negotiate special purchase opportunities. As a result of our relationships, experience and reputation for prompt payment, many suppliers offer us special purchase opportunities prior to attempting to dispose of merchandise through other channels. Many manufacturers of brand name merchandise are reluctant to sell merchandise for resale at discounted prices through their normal channels of distribution or to retailers which may be considered competitors in their regular distribution channels. By selling such merchandise through our own retail stores, we are able to assure suppliers that the merchandise will be sold without disturbing the suppliers' regular channels of distribution.

         Although we cannot quantify the amount by which the prices we pay for special purchases are lower, if any, than the prices paid by our competitors for similar purchases, we believe that such special purchases are made at prices sufficiently favorable to enable us to offer merchandise to our customers at prices significantly lower than those prices offered by many of our competitors.

         We purchase merchandise from more than 3,700 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. We do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, we purchase all or substantially all of the inventories of financially distressed retailers and makes other special purchases. Also, we have begun to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.


         Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows our buyers to purchase merchandise very late in the season, when prices are more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we have devoted warehouse space to out-of-season goods for our department stores. This merchandise is held until the most opportune time to offer it in the Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

         The relatively large size of the Value City stores provides us with the flexibility to purchase full lots of merchandise that may not be available to other off-price retailers with smaller stores requiring more targeted purchases. Although there is growing competition for the kinds of special purchases that we seek, we believe that, because of the factors discussed above, we will be able to obtain sufficient supplies of desirable merchandise at favorable prices in the future.

         DSW's merchandising group constantly monitors current fashion trends as well as historical sales trends to determine the fashion direction for an upcoming season. Once the styles and merchandise mix are determined, the merchandising group works to assure that the required quantities are brought in at the lowest cost with the highest possible quality.

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

         The acquisition of Filene's Basement, an institution in Boston since 1908, is a good fit with our 'deal driven' merchandise strategy. We believe this acquisition will strengthen our merchandising team and give us greater power in the off-price industry. Because of the longstanding relationships Filene's has with vendors, Filene's Basement receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. From time to time, Filene's Basement commits to the future purchase of branded merchandise from vendors at advantageous prices. These forward purchases allow for timely, fashionable assortments. Based on our experience, we believe that the current supply of branded merchandise is adequate for our needs.

DISTRIBUTION

         We use a regionalized distribution strategy with eleven distribution centers located in Columbus, Ohio, two distribution facilities in St. Louis, Missouri and one distribution facility in Auburn, Massachusetts. The aggregate area of the distribution facilities is approximately 3,000,000 square feet; however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located in New Jersey, Chicago and Detroit.

         Our distribution facilities utilize material handling equipment, including new mechanized conveyor systems to separate and collate shipments to the stores. Our distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to have it in the stores quickly to take full advantage of the remaining selling season. We continue to focus on improving inventory turns by implementing changes which will expedite the flow of merchandise to our selling floors.

         Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads to minimize shipping costs. We lease our fleet of road tractors and approximately 40% of our semi-rig trailers with the remainder being owned. The Company's fleet makes the majority of all deliveries to the stores.

         For Filene's Basement merchandise we currently lease a two-story 457,000 square foot distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts. We intend to consolidate operations onto one floor and to sublet the remaining space.

ADVERTISING AND PROMOTION

         We commit substantial resources to advertising and believe that our marketing strategy is one of the keys to our success. Value City advertises frequently in print, including newspapers, circulars and flyers, and on television and radio. The promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases, a supplier may prohibit the advertising or non-store promotion of its brand name. See "Supplier Relationships and Purchasing."

         Our DSW stores currently use a broadcast campaign, primarily radio, focusing on the slogan "The shoes of the moment, the deal of a lifetime." This campaign is supplemented by print promotions. In addition, a valuable marketing tool for DSW is the "Reward Your Style" loyal customer program. Customers are asked to join the program during the checkout procedure. By analyzing the member database, as well as the sales transactions of those members, we are able to direct the advertising to encourage repeat shopping and to reach targeted customers.

         Filene's Basement employs a multi-media approach, using print, broadcast and direct mail. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities.

STORES

Store Location and Design

         Our Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. The stores are generally open from 9:30 am until 9:30 pm Monday through Saturday and 11:00 am until 6:00 pm on Sunday. All of the stores are located in leased facilities.

         Our DSW stores average approximately 24,000 square feet, with about 90% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lit and feature a unique display concept, an uncomplicated cardboard case presentation which groups the shoes together by style. Interior signage is tasteful and kept to a minimum. The shoe stores are generally laid out on a single level, with the cases of shoes forming the aisles in the stores. This allows customers to view the entire store when they enter. The stores are generally open from 9:30 a.m. until 9:00 p.m. Monday through Saturday and 12:00 p.m. until 6:00 p.m. on Sunday. The stores are located in leased facilities.

         We believe that customers are attracted to our stores principally by the wide assortment of quality items at substantial savings. Of the 118 department stores open as of April 18, 2000, 28 are free-standing and 90 are in shopping centers, 25 of which are enclosed malls in which they serve as an anchor. Of the 60 shoe stores open as of April 19, 2000, seven are free-standing and 53 are in shopping centers. Most of our stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

         The Filene's Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men's and women's merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene's Basement believes that the Automatic Markdown Plan generates a sense of shopping urgency and creates customer excitement and loyalty. Filene's Basement subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene's Basement to extend until 2024. The Boston store generated over $1,282 in sales per square foot of selling space during fiscal 1999.

         In addition to the downtown Boston store, Filene's Basement operates 16 branch stores in three states and Washington, D.C. with an average of approximately 26,692 square feet of selling space per store. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Filene's Basement branch stores that were open during the full year of fiscal year 1999 generated $487 in sales per square foot of selling space.

         The branch stores averaged $13.5 million in sales volume per store in fiscal 1999. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

Store Operations

         We are committed to offering customers a convenient, pleasurable shopping experience and a high level of satisfaction. At Value City, a training program is utilized to assure that every associate maintains the highest level of professionalism and places customer service at the forefront. At DSW, all associates receive Retail Results University training in both product knowledge and sales/service. This in-house training program emphasizes acknowledgment of all customers, customized levels of service, and realization of sales opportunities at all moments of customer contact.

         Our stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central check-out area. We pride ourselves on ease of checkout and have invested in point of sale scanning systems which expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. We accept all major credit cards, and also provide a private label credit card program at the department stores. Private label and other credit card sales are nonrecourse to our Company, with the servicing agent assuming all of the credit risk. Value City offers a convenient layaway program in its department stores and maintains a liberal return policy.

         Our stores are organized into separate geographic regions and districts, each with a regional or district manager. Regional and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, an operations manager, two assistant managers, a human resource administrator, a customer service manager, a receiving manager, and full and part-time hourly associates. Each store manager reports directly to one of the regional or district managers, and each of the regional or district managers reports to a Regional Vice President who in turn reports to the Vice President of Operations.

         The typical staff for a DSW store consists of a store manager, two assistant managers, a lead staff person and full and part-time hourly associates. Each manager reports directly to one of eleven district managers who in turn report to a national operations manager.

         Our store managers function both as administrators and merchants. All managers are responsible on a day-to-day basis for maintenance of displays and inventories in all departments, for the overall condition of their stores, for customer relations, personnel hiring and scheduling, and for all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his or her store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

         We prefer to fill management positions through promotion of existing associates. A store management training program is maintained to develop the management skills of associates and to provide a source of management personnel for future store expansion.

         Our Filene's Basement stores' typical staff consists of a general manager, an assistant store manager, a personnel/customer service manager, merchandising group managers and full and part-time associates. Each general manager reports to the Regional Vice President who in turn reports to the Vice President of Operations/Personnel.

Expansion

         We have increased our department store base from 74 stores at the start of fiscal 1994 to 105 stores at the end of the fiscal 1999. We have expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. Thirteen additional stores were opened in the St. Louis market during March and April 2000. Five additional stores are planned for fiscal 2000.

         We have opened one DSW store in March 2000 and one in April 2000. We plan to open 15 to 18 additional DSW shoe stores during the remainder of fiscal 2000. We intend to open additional DSW stores in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. We seek to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

         The table below sets forth certain information relating to the Company's stores during each of the last five fiscal years:



                                 FISCAL YEAR   6 MONTHS                 FISCAL YEAR ENDED
                                    ENDED        ENDED     -----------------------------------------
                                   1/29/00      1/30/99    8/1/98     8/2/97     8/3/96      7/29/95
                                   -------      -------    ------     ------     ------      -------

Beginning of Year(1)...........      145         142          95        86         79           75
  Opened(2)....................       22           4          49         9          7            6
  Closed ......................       --           1           2         0          0            2
                                     ---         ---         ---       ---        ---           --
End of Year ........................ 167         145         142        95         86           79
                                     ===         ===         ===        ==         ==           ==


(1) Excludes apparel, domestics and housewares departments operated by the Company in two Valley Fair department stores prior to May 3, 1998.
(2) 1998 includes the two department stores obtained in the purchase of Valley Fair and the 43 shoe stores obtained in the purchase of Shonac.


         Based upon our experience, we estimate that the average cost of opening a new department store ranges from approximately $4,500,000 to $6,500,000 and the cost of opening a new shoe store ranges from approximately $1,000,000 to $2,000,000, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks and preparations for opening a shoe store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

         We continually refurbish our stores by updating the merchandise displays and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, we select stores to be remodeled, which generally involves more significant changes to the interior or exterior of the store. We maintain our own architectural design staff, construction crews and carpentry shop to assist in refurbishing and remodeling store interiors and to build in- store display tables and racks.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

         We believe that a high level of automation is essential to maintaining and improving our competitive position. We rely upon computerized data systems to provide information at all levels, including warehouse operations, store billing, inventory control and automated accounting. Value City utilizes two IBM AS/400 computer systems, and Shonac utilizes one additional AS400 computer system.

         We utilize point of sale ("POS") registers with full scanning capabilities to increase speed and accuracy at customer check-outs and facilitate inventory restocking. Since layaways represent an important part of our department store business, an automated system to capture and control layaways is integrated into the POS system.

ASSOCIATES

         As of April 2000, we had approximately 15,700 associates of which 7,100 were full-time and 8,600 were part-time. Approximately 2,200 of these associates in 23 stores are covered by collective bargaining agreements.

         Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. The Company is a co- sponsor with SSC in these plans. The Company also sponsors an associate stock purchase plan.

         We believe that, in general, we have satisfactory relations with all of our associates.

COMPETITION

         The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores.

         In the discount or off-price retailing segment, we differentiate ourself through our store format and breadth of product offering. Our large stores differ from most other off-price retailers which tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores facilitate our merchandise offering and broad range of brands and products.

         In addition, because we purchase much of our inventory opportunistically, we compete for merchandise with other national and regional off-price apparel and discount outlets. Many of our competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than we do.

         Competitive factors important to our customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. We compete primarily on the basis of value, merchandise quality and selection. We believe our competitive advantages include our reputation in the marketplace for being able to purchase and promptly pay for entire lots of merchandise, together with our ability to either quickly distribute or hold the merchandise for sale at the most opportune time, as well as our full-line merchandise offering and range of brand names.

SERVICE MARKS, TRADEMARKS AND TRADENAMES

         The service mark "Value City" has been registered by SSC in the U.S. Patent and Trademark Office. Our four department stores in Columbus operate under the tradename "Schottenstein's," which has been registered in the state of Ohio. We are entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual license from SSC. SSC also operates a chain of furniture stores under the name "Value City Furniture." We have also registered in the U.S. Patent and Trademark Office various trademarks used in our marketing program.

         Through the acquisition of Shonac, we registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sander; Shoes by Kari and Sylvia Cristie.

         Filene's Basement has an exclusive, perpetual, world-wide, royalty-free license to use the name Filene's Basement and Filene's Basement of Boston trademark and service mark registrations as well as certain other tradenames. Filene's Basement's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices.

ITEM 2.  PROPERTIES.

         Set forth in the following table are the locations of stores operated by the Company as of January 29, 2000:

                                              VALUE CITY              DSW
                                              DEPARTMENT              SHOE
                                                STORES              WAREHOUSE
                                              ----------            ---------
Arizona                                           -                      1
Colorado                                          -                      2
Delaware                                          3                      -
Florida                                           -                      3
Georgia                                           3                      2
Illinois                                         11                      5
Indiana                                           7                      1
Kansas                                            -                      2
Kentucky                                          4                      -
Maryland                                          7                      2
Massachusetts                                     -                      2
Michigan                                          9                      3
Minnesota                                         -                      1
Missouri                                          1                      1
New Jersey                                        7                      2
New York                                          -                     10
North Carolina                                    1                      1
Ohio                                             23                      6
Oklahoma                                          -                      1
Pennsylvania                                     19                      2
Tennessee                                         1                      2
Texas                                             -                      7
Virginia                                          4                      1
Washington D.C.                                   1                      -
West Virginia                                     4                      -
Wisconsin                                         -                      1
                                                ---                    ---
                                                105                     58

         We maintain buying offices in Columbus, Ohio; Boston, Massachusetts; and Los Angeles, California. We operate eleven warehouse/distribution complexes located in Columbus, Ohio, two distribution facilities in St. Louis, Missouri and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located in New Jersey, Chicago and Detroit. Our executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of the Company's apparel distribution centers. Shonac occupies approximately 33,000 square feet in a building which also serves as the shoe division's distribution center.

         The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of January 29, 2000 we leased or subleased nineteen stores and three warehouse facilities from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

         Our office, warehouse and distribution facilities for our department store business are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment will be adequate for our foreseeable future demands.

         To support the planned growth of our DSW shoe warehouse business, we are consolidating and relocating the related back office and distribution operations of our shoe business to a new 685,000 square feet facility located in Columbus, Ohio. We recently entered into a 15 year lease with 3 five-year option periods. The lease is with an affiliate of SSC and is at current market rate rents.


ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 19, 2000, there were 527 shareholders of record.


                                                              HIGH              LOW
                                                            -------          --------

Fiscal 1998:
First Quarter  ........................................     $  8 1/2          $  7 5/8
Second Quarter ........................................       10 3/8             7 9/16
Third Quarter .........................................       21 1/16            9 1/8
Fourth Quarter.........................................       22 3/8            16 7/8

Six Months Ended January 30, 1999:
First Quarter  ........................................     $ 19 1/4          $  7 3/4
Second Quarter ........................................       14 3/8             8 1/4

Fiscal 1999:
First Quarter .........................................     $ 12              $  8 5/8
Second Quarter ........................................       15 3/8             8 5/16
Third Quarter .........................................       15 15/16          12 1/16
Fourth Quarter ........................................       19 1/2            13 7/8

We have paid no dividends and presently anticipate that all of our future earnings will be retained for development of our businesses and we do not anticipate paying cash dividends on our Common Shares during fiscal 2000. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The payment of dividends under our long-term credit facility is restricted to the greater of $5.0 million or 10% of consolidated net income.

ITEM 6.  SELECTED FINANCIAL DATA.
         (dollars in thousands, except per share and per square foot amounts)

The following table sets forth for the periods indicated selected financial data included in our consolidated financial statements and our underlying books and records. The 12 month period ended January 30, 1999 is presented for comparative purposes.

                                                          TRANSITION
                                                            PERIOD
                             FISCAL YEAR    12 MONTHS    SIX MONTHS                      FOR THE YEAR ENDED
                                ENDED         ENDED         ENDED      -----------------------------------------------------
                               1/29/00       1/30/99    1/30/99(1)(2)     8/1/98(2)    8/2/97       8/3/96(1)      7/29/95
                             ------------  ----------   -------------  ------------  ----------   ------------    ----------
Net Sales (3) ............   $1,670,176    $1,364,030    $  780,263    $1,161,379    $1,073,399    $  954,308     $  871,949
Operating Profit .........   $   65,642    $   51,226    $   40,799    $   36,921    $   10,513    $   36,213     $   24,209
Net Income ...............   $   33,468    $   24,871    $   20,256    $   20,359    $    3,951    $   21,718     $   13,819
Basic Earnings per Share .   $     1.03    $     0.77    $     0.63    $     0.64    $     0.12    $     0.68     $     0.43
Diluted Earnings per Share   $     1.02    $     0.76    $     0.62    $     0.63    $     0.12    $     0.68     $     0.43
Total Assets .............   $  744,181    $  574,427    $  574,427    $  683,057    $  457,973    $  437,010     $  361,887
Working Capital ..........   $  205,011    $  165,527    $  165,527    $  205,752    $  158,476    $  161,397     $  154,112
Current Ratio ............         1.82          1.98          1.98          1.89          2.14          2.21           2.48
Long-term Obligations ....   $  144,168    $  101,447    $  101,447    $  165,648    $   57,763    $   46,942     $   20,853
Number of
   Department Stores (4) .          105            97            97            95            95            86             79
   Shoe Stores ...........           58            44            44            43            --            --             --
Net Sales per
   Selling Sq. Ft. (5) ...   $      249    $      235    $      126    $      229    $      217    $      221     $      220
Comp Sales Change (6) ....          7.2%          6.0%          3.3%          5.9%          0.1%         (0.1)%         (3.8)%



(1) The six month period includes 26 weeks. Fiscal 1996 includes 53 weeks; all other years contain 52 weeks.
(2) The 1999 Transition Period and fiscal 1998 include the operations of Shonac and Valley Fair Corporation from the date of acquisition, May 3, 1998.
(3) Excludes sales of licensed departments. Prior to fiscal 1998, sales from the Company's toys and sporting goods departments were included in Net Sales. At the start of fiscal 1998 these departments became licensed departments operated by VCM, Ltd., a 50/50 joint venture between the Company and Mazel Stores, Inc.
(4) Includes all stores operating at the end of the fiscal year. Years prior to 1998 exclude the apparel, domestic and housewares departments operated by the Company in two affiliated department stores which were acquired effective May 3, 1998.
(5) Excludes stores not operated during the entire fiscal period and licensed departments.
(6) Comparable Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal 1996, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations, except for the 12 month period ended January 30, 1999, which is presented here for comparative purposes.


                                                                                          FOR THE YEAR
                                   FOR THE YEAR  FOR THE 12 MONTHS FOR THE 6 MONTHS          ENDED
                                      ENDED           ENDED            ENDED         ---------------------
                                     1/29/00         1/30/99          1/30/99        8/1/98       8/2/97
                                   -------------  ---------------- ---------------- ---------   ----------
Net sales, excluding sales
    licensed departments .....          100.0%         100.0%         100.0%         100.0%         100.0%

Cost of sales ................          (62.2)         (62.2)         (62.0)         (63.1)         (65.0)
                                        -----          -----          -----          -----          -----

Gross profit .................           37.8           37.8           38.0           36.9           35.0

Selling, general and
    administrative expenses ..          (34.7)         (35.2)         (33.9)         (35.8)         (36.0)

License fees from affiliates
    and other operating income            0.8            1.2            1.1            2.1            2.0
                                        -----          -----          -----          -----          -----

Operating profit .............            3.9            3.8            5.2            3.2            1.0

Gain on disposal of assets ...            --             --             --             0.1            --

Interest expense, net ........           (0.6)          (0.8)          (0.8)          (0.5)          (0.5)

Other income, net ............            --             --             --             --             --

Amortization of excess
    net assets over cost .....            --             --             --             0.1            0.1

Equity in income
    (loss) of joint venture ..            0.1            --             --            (0.1)           --
                                        -----          -----          -----          -----          -----

Income before income taxes ...            3.4            3.0            4.4            2.8            0.6

Provision for income taxes ...           (1.4)          (1.2)          (1.8)          (1.0)          (0.2)
                                        -----          -----          -----          -----          -----

Net income ...................            2.0%           1.8%           2.6%           1.8%           0.4%
                                        =====          =====          =====          =====          =====

FISCAL YEAR ENDED JANUARY 29, 2000 COMPARED TO TWELVE MONTHS ENDED JANUARY 30, 1999

       The Company's net sales increased $306.2 million, or 22.4%, from $1,364.0 million to $1,670.2 million. Comparable store sales increased 7.2%. Net sales for the department stores ("Value City") increased $148.3 million, or 13.5%, from $1,106.8 million to $1,255.1 million. Value City's comparable store sales increased 6.5%, or $69.7 million. The shoe departments in Value City's stores contributed net sales of $168.5 million. Non-apparel sales increased 9.0% and apparel sales increased 15.0%. On a comparable store basis, apparel and non-apparel sales increased 7.9% and 2.1%, respectively. DSW Shoe Warehouse ("DSW") achieved sales of $246.6 million with a 19.5% comparable stores sales increase.

       Gross profit increased $115.9 million from $515.1 million to $631.0 million, and remained at 37.8% as a percentage of net sales.

       Selling, general and administrative expenses ("SG&A") increased $98.9 million from $480.6 million to $579.5 million, but decreased as a percentage of net sales from 35.2% to 34.7%, a reduction of 0.5%, due primarily to the leveraging effect of higher sales volume partially offset by increased pre-opening costs in fiscal 1999 of approximately $7.6 million.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expense and other costs. Preparations for opening a department store generally take between eight and twelve weeks and preparations for a shoe store generally take eight to ten weeks. Effective August 1998, pre-opening costs are expensed as incurred in accordance with Accounting Standards Executive Committee Statement of Position 98-5. Previously, such costs were amortized ratably over the first twelve months of the store's operations. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Ten department stores opened less than twelve months as of the beginning of fiscal 1999 had a pre-tax net operating loss of $1.6 million, including $3.8 million of pre-opening expense amortization. Four department stores opened less than twelve months during fiscal 1998 had pre-tax operating losses of $2.0 million in 1998, including $1.5 million of pre-opening expense. 22 DSW stores opened less than twelve months in fiscal 1999 had a pre-tax net operating loss of $3.7 million, including $3.3 million of pre-opening expenses. 12 DSW stores opened less than twelve months during fiscal 1998 had a pre-tax net operating loss of $0.4 million after recognizing $0.9 million of pre-opening expenses.

       License fees from affiliates decreased $3.5 million, or 29.5%, from $12.0 million to $8.5 million, and decreased as a percentage of net sales from 0.9% to 0.5%. The decrease is attributable to the consolidation of Shonac, which was previously treated as a licensee.


       Other operating income increased $0.9 million, or 18.1%, from $4.8 million to $5.6 million and remained at 0.3% as a percentage of net sales.

       Operating profit increased $14.4 million from $51.2 million to $65.6 million, and increased as a percentage of net sales from 3.8% to 3.9% as a result of the above factors.

       Interest expense, net of interest income, increased from $10.5 million to $10.7 million.

       Equity in income of joint venture increased $1.8 million from a loss of $0.5 million to income of $1.3 million.

       Income before provision for income taxes increased $16.1 million from $40.3 million to $56.4 million, and increased as a percentage of sales from 3.0% to 3.4% as a result of the above factors.


SIX MONTH PERIOD ENDED JANUARY 30, 1999 COMPARED TO SIX MONTH PERIOD ENDED JANUARY 31, 1998

       Net sales for the department stores ("Value City") increased $25.9 million, or 4.5% from $577.6 million to $603.5 million. Value City's comparable store net sales increased 3.3%, or $19.2 million. Shonac Corporation ("Shonac") contributed net sales of $176.8 million with comparable store sales increases of 2.4%. For the Transition Period, apparel sales increased 1.3% and non-apparel net sales increased 14.4%. On a comparable store basis, apparel and non-apparel sales increased 0.4% and 12.7%, respectively.

       Gross profit increased $86.6 million from $210.2 million to $296.8 million, and increased as a percentage of net sales from 36.4% to 38.0%. The acquisition of Shonac contributed $76.2 million. Value City's gross profit increased $10.4 million, or 4.9%, from $210.2 million to $220.6 million, and increased as a percentage of net sales from 36.4% to 36.5%. The percentage increase is due to reduced markdowns and improvement in initial markup.

       Selling, general and administrative expenses ("SG&A") increased $65.6 million from $199.0 million to $264.6 million, but decreased as a percentage of net sales from 34.5% to 33.9%, a reduction of 0.6%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $59.6 million, or 33.7% of their net sales. Value City's SG&A increased $14.9 million and increased as a percentage of net sales from 34.5% to 35.4%. This is primarily attributable to increases in distribution, advertising, personnel, new stores, net of closed stores, and the addition of Valley Fair operations. However, in total Valley Fair's operations contributed $0.5 million to operating profit during the period.


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

       License fees from affiliates and other operating income decreased $6.7 million, or 43.8%, from $15.3 million to $8.6 million, and decreased as a percentage of net sales from 2.7% to 1.1%.This decrease is due primarily to the reduction of license fees from Shonac resulting from its acquisition and consolidation with Value City. This was partially offset by $0.9 million of license fees earned from third parties at the two stores purchased from Valley Fair.

       Operating profit increased $14.3 million from $26.5 million to $40.8 million, and increased as a percentage of net sales from 4.6% to 5.2% as a result of the above factors.

       Interest expense, net of interest income, increased from $1.4 million to $6.7 million and increased as a percentage of net sales from 0.3% to 0.8%. This increase is due primarily to the interest on debt incurred to acquire Shonac and the operations of Valley Fair.

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

       Income before provision for income taxes increased $8.3 million from $25.9 million to $34.2 million, and decreased as a percentage of net sales from 4.5% to 4.4% as a result of the above factors.



FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

       Net sales for the department stores increased $1.6 million, or 0.1% from $1,073.4 million to $1,075.0 million. Value City's comparable store net sales increased 5.9%, or $52.8 million. Reported net sales for fiscal 1997 of $1,073.4 million included toys and sporting goods sales of $57.3 million. These departments are now operated by VCM, Ltd., a 50/50 joint venture between the Company and Mazel Stores, Inc. and are therefore treated as licensed department sales. The acquisition of Shonac Corporation effective as of May 3, 1998, contributed net sales since the acquisition date of $86.4 million with comparable store sales increases of 6.6%. For fiscal 1998, apparel sales increased 5.4% and non-apparel net sales increased 7.3%. On a comparable store basis, apparel and non-apparel sales increased 5.3% and 7.7%, respectively.


       Gross profit increased $52.9 million from $375.6 million to $428.5 million, and increased as a percentage of net sales from 35.0% to 36.9%. The acquisition of Shonac contributed $33.9 million. Value City's gross profit increased $19.0 million, or 5.1%, from $375.6 million to $394.6 million, and increased as a percentage of net sales from 35.0% to 36.7%. The percentage increase is due to reduced markdowns and improvement in initial markup as well as exclusion of toys and sporting goods gross margin.

       Selling, general and administrative expenses ("SG&A") increased $30.3 million from $385.9 million to $416.2 million, but decreased as a percentage of net sales from 36.0% to 35.8%, a reduction of 0.2%, due primarily to the leveraging effect of the Shonac acquisition. Shonac incurred SG&A of $24.3 million, or 28.1% of their net sales. Value City's SG&A increased $6.0 million and increased as a percentage of net sales from 36.0% to 36.5%. This increase is attributable to higher store and home office expenses, partially offset by the elimination of certain direct expenses for the toys and sporting goods operations transferred to VCM.

       Nine department stores opened less than twelve months as of the beginning of fiscal 1998 had a pre-tax net operating loss of $5.1 million, including $1.5 million of pre-opening expense amortization. Twelve department stores opened less than twelve months during fiscal 1997 had pre-tax operating losses of $7.0 million in 1997, including $6.3 million of pre-opening expense amortization.

       License fees from affiliates and other operating income increased $3.9 million, or 18.8%, from $20.8 million to $24.7 million, and increased as a percentage of net sales from 1.9% to 2.1%. The change is the net result of an increase in license fees received during the year along with fees from the VCM venture on toys and sporting goods sales partially offset by the elimination of license fees related to the acquisition of Shonac for the fourth quarter.

       Operating profit increased $26.4 million from $10.5 million to $36.9 million, and increased as a percentage of net sales from 1.0% to 3.2% as a result of the above factors.

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

       Income before provision for income taxes increased $25.4 million from $6.5 million to $31.9 million, and increased as a percentage of net sales from 0.6% to 2.7% as a result of the above factors.


SEASONALITY

       The Company's business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of its sales and operating profit have been generated during the back-to-school and Christmas selling seasons.

FISCAL YEAR

       In June 1998, the Company decided to change its fiscal year to a 52/53 week year that ends on the Saturday nearest to January 31. This change was made to reflect the reporting period common to most retailers.

INCOME TAXES

       The effective tax rate for fiscal 1999 was 40.6% versus 38.2% for the 12 months ended January 1999. The earlier period's provision was reduced by approximately $1.4 million relating to the resolution of certain federal and state income tax issues.

       The effective tax rate for the Transition Period ended January 30, 1999 was 40.8%. The rate increase resulted primarily from the effect of non-deductible goodwill amortization related to the Shonac acquisition. The effective tax rate for the year ended August 1, 1998 was 36.2%. The effective tax rate for the year ended August 2, 1997 was 39.0%. The 2.8% reduction reflects the benefits of several fourth quarter favorable settlements of federal and state income tax issues.

       The effective tax rate for fiscal 2000 is expected to be approximately 41.0% due primarily to the effect of non-deductible goodwill amortization related to the Shonac acquisition.

ADOPTION OF ACCOUNTING STANDARDS

       The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the effect this statement might have on the consolidated financial position and results of operations of the Company.

INFLATION

       The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

       Net working capital was $205.0 million, $166.5 million and $205.8 million at January 29, 2000, January 30, 1999 and August 1, 1998, respectively. Current ratios at those dates were 1.8, 2.0 and 1.9, respectively.

       Net cash provided from operating activities totaled $27.5 million, $93.2 million, $43.3 million, and $38.7 million for the fiscal years 1999, Transition Period 1998, 1998 and 1997, respectively. Net income, adjusted for depreciation and amortization, provided $67.7 million of operating cash flow for the fiscal year 1999. This was decreased by $67.0 million representing an increase in inventories net of a decrease in accounts payable. Other changes in working capital assets and liabilities provided $26.8 million.

       During the twelve months ended January 30, 1999, net income adjusted for depreciation and amortization, provided $55.9 million of operating cash flow. This was increased by $9.6 million representing a reduction in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities provided $6.3 million.

       Net cash used for investing activities totaled $49.7 million, $18.2 million, $127.5 million and $46.8 million for fiscal years 1999, Transition 1998, 1998 and 1997, respectively.

       Net cash used for capital expenditures was $37.3 million, $17.3 million, $27.2 million and $46.8 million for fiscal years 1999, Transition 1998, 1998 and 1997, respectively. During fiscal 1999, capital expenditures included $14.5 million for new stores, $8.0 million for improvements in existing stores, $2.5 million for renovations in existing warehouses, $10.6 million for MIS equipment upgrades and new systems $1.4 million for energy management systems and $0.3 for other capital expenditures. Total capital expenditures for 2000 are estimated at approximately $72.0 million including $28.0 million for new stores, $17.0 million for distribution centers, $15.0 million for management information systems and $12.0 million for store remodels and other capital expenditures.

       At January 29, 2000, the Company had a $167.5 million credit facility bearing interest primarily at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million has been locked in a fixed annual rate of 7.395% for a three-year period under a swap agreement. The terms of the credit facility required the Company to comply with certain restrictive covenants and financial ratio tests. At January 29, 2000 the borrowings aggregated $70.0 million, $21.1 million of letters of credit were issued and outstanding for merchandise purchases and the VCM loan guarantee totaled $2.4 million leaving $74.0 million available under the facility. See discussion under subsequent events for details regarding the Company's amendment and restatement of the credit facility in March 2000. The Company believes that the cash generated by its operations, along with the available proceeds from the credit facility and other sources of financing will be sufficient to meet its future obligations including capital expenditures.

       ACQUISITIONS

       Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac from Nacht Management, Inc. and Schottenstein Stores Corporation ("SSC"). SSC owns approximately 55.3% of the Company's outstanding common shares. The Company also acquired the store operations of Valley Fair Corporation from SSC. The combined purchase price for both acquisitions was $108.5 million. Shonac had been the shoe licensee in all of the Company's stores since its inception in 1969 and also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair Corporation operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years.

       Both acquisitions were accounted for as purchases. The acquisitions were funded by cash provided by operations and approximately $88.0 million from the Company's $167.5 million long-term unsecured revolving bank credit facility. This facility replaced Value City's $100.0 million credit facility and Shonac's $30.0 million facility. The initial term of the facility was effective through May 1, 2001 with interest primarily at a floating rate of LIBOR plus 1.5%. The interest rate on $40.0 million had been locked in at a fixed annual rate of 7.395% for a three year period under a swap agreement. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures.

       On November 19, 1999, we purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation pursuant to a Stock Purchase Agreement, dated as of November 8, 1999. Gramex operated a chain of fifteen discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area.

       The purchase price for Gramex was $13.1 million including cash of $8.0 million, 255,949 shares of the Company's common stock with an agreed value of $4.0 million and an unsecured, 5-year note of $1.1 million. In conjunction with the acquisition, the Company satisfied approximately $37 million of Gramex bank debt at closing and assumed certain trade payable and other obligations which was satisfied from the proceeds from liquidation of inventory and certain other assets. The transaction was funded by cash from operations and a $25 million, 180 day bank loan bearing interest at 8.0925%. The acquisition was accounted for as a purchase. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.

       Of the 15 stores acquired and after liquidation of the existing Grandpa's inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. Seven stores were remodeled based on the current Value City format and were reopened in April 2000. The lease for one store, with terms consistent with current market conditions, is located near our existing store in St. Louis. This location was assigned, without payment of additional consideration to the Value City Furniture Division of Schottenstein Stores Corporation after completion of liquidation of the store inventory and fixtures.

       SUBSEQUENT EVENT


       On March 17, 2000, the Company, through its wholly-owned subsidiary, Base Acquisition Corp. ("Base Acquisition"), completed the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement Inc., a wholly owned subsidiary of Filene's Basement Corp. (collectively, "Filene's") pursuant to the closing of the asset purchase agreement, dated February 2, 2000.

       The purchase price included cash of $3.5 million paid at closing, $6 million to be paid in three equal annual installments, 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $30.6 million and certain trade payable and other obligations which will be paid in the ordinary course. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.

       The acquisition was funded by cash from operations and a portion of the proceeds from the Company's new $300.0 million Amended and Restated Credit Agreement, dated as of March 15, 2000 (the "New Bank Facility"). It was co-underwritten by National City Bank and Bank One Capital Markets, Inc. and has a three year term ending March 15, 2003. This facility replaced the $167.5 million facility that would have matured in May 2001. The New Bank Facility is secured only by a pledge of the stock of Base Acquisition and the Filene's assets acquired. It provides for various borrowing rates, currently equal to 200 basis points over LIBOR.

       On March 17, 2000, the Company also closed a $75.0 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000 (the "Senior Facility") with Prudential Securities Credit Corporation ("Prudential"), as lender. The Senior Facility also bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases to 400 basis points over LIBOR on the first anniversary of the closing and increases an additional 50 basis points every 90 days thereafter. The Senior Facility is due in September 2003. However, if the Company has not repaid the Senior Facility prior to March 17, 2001, from the proceeds of an equity offering or other subordinated debt acceptable to the lenders under the New Bank Facility, then after that date Prudential has the right to convert the debt into stock of the Company at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. After that date, Prudential also has the right to require Schottenstein Stores Corporation ("SSC"), the owner of a majority of the Company's outstanding stock, to purchase the Senior Facility at par plus accrued interest, pursuant to the terms of a Put Agreement, dated as of March 15, 2000 between Prudential and SSC. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, at closing in consideration for entering into the Put Agreement.

       Both the New Bank Facility and the Senior Facility contain customary, affirmative and negative covenants, including certain financial covenants.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

       The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, other filings with the Security and Exchange Commission or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for the Company's merchandise, the ability to repay the $75.0 million Senior Facility through an equity offering or refinancing, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

         The Company is exposed to interest rate risk primarily through its borrowings under its revolving credit facility. At January 29, 2000, direct borrowings aggregated $70.0 million. The facility as amended and restated effective March 17, 2000 permits debt commitments up to $300.0 million, has a March 15, 2003 maturity date and generally bears interest at a floating rate of LIBOR plus 2.0%. The Company has swap agreements to help manage the exposure to interest rate movements and reduce borrowing costs. As of January 29, 2000 the interest rate on $40.0 million has been locked in at a fixed rate of 7.395% until May 2001 and has a fair market value of $402,000. After January 29, 2000 the interest rate on an additional $35.0 million was locked in at a fixed rate of 8.99% until April 2003.

         At January 29, 2000, the Company performed a sensitivity analysis assuming an average outstanding principal amount of $218.9 million subject to variable interest rates. A 10% increase in LIBOR would result in approximately $1.5 million of additional interest expense annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and financial statement schedule of the Company and the Independent Auditors' Report thereon are filed pursuant to this
Item 8 and are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears under the captions "Nominees for Election as Directors," "Officers and Key Employees," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 1, 2000 and is incorporated herein by reference.


ITEM 11. EXECUTIVE OFFICER COMPENSATION.

         The information required by this item appears under the captions "Executive Officer Compensation," "Information Concerning Board of Directors," and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 1, 2000 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information required by this item appears under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 1, 2000 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears under the caption "RELATIONSHIP WITH SSC AND ITS AFFILIATES" in the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on June 1, 2000 and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
           ON FORM 8-K.

14(A)(1)   FINANCIAL STATEMENTS
           The documents listed below are filed as part of this Form 10-K405:


                                                                               PAGE IN
                                                                             FORM 10-K405
                                                                             ------------

     Independent Auditors' Report ..........................................    F - 1
     Consolidated Balance Sheets at January 29, 2000,
         January 30, 1999 and August 1, 1998 ...............................    F - 2
     Consolidated Statements of Income for the year ended
         January 29, 2000, twelve months ended January 30, 1999 (unaudited), six months ended January 30, 1999 and for years ended
         August 1, 1998 and August 2, 1997 .................................    F - 3
     Consolidated Statements of Shareholders' Equity for the year ended January 29, 2000, six months ended January 30, 1999 and for years ended August 1, 1998 and
         August 2, 1997 ....................................................    F - 4
     Consolidated Statements of Cash Flows for the year ended
         January 29, 2000, twelve months ended January 30, 1999 (unaudited), for six months ended January 30, 1999 and for years ended
         August 1, 1998 and August 2, 1997 .................................    F - 5
     Notes to Consolidated Financial Statements ............................    F - 6

14(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
    The schedule listed below is filed as part of this Form 10-K405:

       Schedule II.        Valuation and Qualifying Accounts................    S - 1

    Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

14(A)(3) EXHIBITS:

    See Index to Exhibits which begins on Page E-1.

14(B) REPORTS ON FORM 8-K

    During the fourth quarter, the Company filed a Form 8-K on December 6, 1999 relating to Item 2 - "Acquisition or Disposition of Assets" and a Form 8-K on November 8, 1999 relating to Item 5 - "Other Items" with both forms relating to the acquisition of Gramex Retail Stores, Inc., during the quarter ended January 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           VALUE CITY DEPARTMENT STORES, INC.
Date: April 27, 2000         By:                         *
                                --------------------------
                                (Jay L. Schottenstein, Chairman of the Board of
                                 Directors and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                                    DATE
---------                                         -----                                                    ----

                  *                            Chairman of the Board of Directors                        4/27/00
------------------------------------
(Jay L. Schottenstein)                         and Chief Executive Officer

                  *                            Director                                                  4/27/00
------------------------------------
(Saul Schottenstein)

                  *                            Vice Chairman of the Board of Directors                   4/27/00
------------------------------------
(Martin P. Doolan)

/s/ Robert M. Wysinski                         Senior Vice President, Secretary and                      4/27/00
------------------------------------
(Robert M. Wysinski)                           Treasurer (Principal Financial Officer), Director

                  *                            Controller, Assistant Treasurer                           4/27/00
------------------------------------
(Richard L. Walters)                           and Assistant Secretary (Principal Accounting Officer)

                  *                            Director                                                  4/27/00
------------------------------------
(Geraldine Schottenstein)

                  *                            Director                                                  4/27/00
------------------------------------
(Jon P. Diamond)

                  *                            Director                                                  4/27/00
------------------------------------
(Norman Lamm)

                  *                            Director                                                  4/27/00
------------------------------------
(Richard Gurian)

                  *                            Director                                                  4/27/00
------------------------------------
(Robert L. Shook)

                  *                            Director                                                  4/27/00
------------------------------------
(Ari Deshe)

                  *                            Director                                                  4/27/00
------------------------------------
(Henry L. Aaron)

                  *                            Director                                                  4/27/00
------------------------------------
(David L. Nichols)

*By:/s/ Robert M. Wysinski
    ----------------------
     Robert M. Wysinski, (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:


     We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of January 29, 2000, January 30, 1999, and August 1, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years ended January 29, 2000, August 1, 1998, and August 2, 1997, and the six month period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of January 29, 2000, January 30, 1999, August 1, 1998, and the results of their operations and their cash flows for the years ended January 29, 2000, August 1, 1998, and August 1997, and the six months ended January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to reflect an accrual for sales returns.

Deloitte & Touche LLP


Columbus, Ohio
April 5, 2000



                                       F 1

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
            at January 29, 2000, January 30, 1999 and August 1, 1998
                      (in thousands, except share amounts)


                                     ASSETS

                                                                1/29/00       1/30/99        8/1/98
                                                              ---------     ---------     ---------
CURRENT ASSETS:
    Cash and equivalents .................................    $   6,027     $  20,895     $  32,802
    Accounts receivable, net .............................       10,131         6,996         5,458
    Receivables from affiliates ..........................          299           587           636
    Inventories ..........................................      412,479       286,029       373,175
    Prepaid expenses and other assets ....................        8,544         4,384         8,192
    Deferred income taxes ................................       18,052        15,086        18,332
                                                              ---------     ---------     ---------
         TOTAL CURRENT ASSETS ............................      455,532       333,977       438,595

PROPERTY AND EQUIPMENT, AT COST:
    Furniture, fixtures and equipment ....................      191,632       168,270       165,261
    Leasehold improvements ...............................      142,066       126,857       122,011
    Land and building ....................................        1,376           986         1,001
    Capital leases .......................................       42,328        15,276        15,276
                                                              ---------     ---------     ---------
                                                                377,402       311,389       303,549
    Accumulated depreciation and amortization ............     (169,907)     (143,208)     (133,707)
                                                              ---------     ---------     ---------
         PROPERTY AND EQUIPMENT, NET .....................      207,495       168,181       169,842

INVESTMENT IN JOINT VENTURE ..............................        9,679         8,391         8,260
GOODWILL AND TRADENAMES, NET .............................       45,566        45,895        47,093
OTHER ASSETS .............................................       25,909        17,983        20,288
                                                              ---------     ---------     ---------

         TOTAL ASSETS ....................................    $ 744,181     $ 574,427     $ 684,078
                                                              =========     =========     =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .....................................    $ 164,196     $ 110,312     $ 133,539
    Accounts payable to affiliates .......................        4,532         3,687         7,235
    Accrued expenses:
        Compensation .....................................       17,118         6,617        13,524
        Taxes ............................................       22,604        12,925        17,646
        Other ............................................       41,611        25,650        29,643
    Current maturities of long-term
    obligations ..........................................          460         9,259        32,224
                                                              ---------     ---------     ---------
         TOTAL CURRENT LIABILITIES .......................      250,521       168,450       233,811

LONG-TERM OBLIGATIONS, NET OF CURRENT
MATURITIES ...............................................      144,168       101,447       165,648

DEFERRED INCOME TAXES AND OTHER NONCURRENT
LIABILITIES ..............................................        7,131         3,204         4,460

COMMITMENTS AND CONTINGENCIES ............................         --            --            --

SHAREHOLDERS' EQUITY:
    Common shares, without par value;
        80,000,000 authorized; issued, including
        treasury shares, 32,992,122 shares,
        32,637,617 shares, and 32,619,767 shares,
        respectively .....................................      114,733       113,073       112,749
    Contributed capital ..................................       17,868        12,083        12,097
    Retained earnings ....................................      212,946       179,478       159,222
    Deferred compensation expense, net ...................       (2,513)         (671)       (1,080)
    Treasury shares, at cost, 87,651, 343,600,
    and 368,600, respectively ............................         (673)       (2,637)       (2,829)
                                                              ---------     ---------     ---------
         TOTAL SHAREHOLDERS' EQUITY ......................      342,361       301,326       280,159
                                                              ---------     ---------     ---------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ............................    $ 744,181     $ 574,427     $ 684,078
                                                              =========     =========     =========


The accompanying notes are an integral part of the consolidated financial statements.


                                       F 2

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
 Year Ended January 29, 2000, Twelve Months Ended January 30, 1999 (Unaudited),
                      Six Months Ended January 30, 1999 and
                  Years Ended August 1, 1998 and August 2, 1997
                    (in thousands, except per share amounts)


                                                                 FOR
                                                 FOR         THE 12 MONTHS        FOR
                                              THE YEAR          ENDED        THE 6 MONTHS       FOR THE YEAR ENDED
                                                ENDED           1/30/99          ENDED      ---------------------------
                                               1/29/00        (UNAUDITED)       1/30/99         8/1/98        8/2/97
                                             -----------    --------------   -------------   -----------     -----------
Net sales, excluding sales of
    licensed departments ................    $ 1,670,176     $ 1,364,030     $   780,263     $ 1,161,379     $ 1,073,399

Cost of sales ...........................     (1,039,145)       (848,964)       (483,502)       (732,902)       (697,822)
                                             -----------     -----------     -----------     -----------     -----------
    GROSS PROFIT ........................        631,031         515,066         296,761         428,477         375,577

Selling, general and
    administrative expenses .............       (579,460)       (480,584)       (264,590)       (416,218)       (385,911)
License fees from affiliates ............          8,451          11,987           4,880          20,674          17,685
Other operating income ..................          5,620           4,757           3,748           3,988           3,162
                                             -----------     -----------     -----------     -----------     -----------
    OPERATING PROFIT ....................         65,642          51,226          40,799          36,921          10,513

Interest expense, net ...................        (10,728)        (10,532)         (6,702)         (5,267)         (5,126)
Gain on disposal of assets, net .........            146              40              16           1,623             161
Amortization of excess net
    assets over cost ....................           --              --              --              --               927
                                             -----------     -----------     -----------     -----------     -----------
    INCOME BEFORE EQUITY IN INCOME (LOSS)
      OF JOINT VENTURE AND PROVISION
      FOR INCOME TAXES ..................         55,060          40,734          34,113          33,277           6,475
Equity in income (loss) of joint venture           1,340            (464)            131          (1,377)           --
                                             -----------     -----------     -----------     -----------     -----------
    INCOME BEFORE PROVISION
      FOR INCOME TAXES ..................         56,400          40,270          34,244          31,900           6,475

Provision for income taxes ..............        (22,932)        (15,399)        (13,988)        (11,541)         (2,524)
                                             -----------     -----------     -----------     -----------     -----------
      NET INCOME ........................    $    33,468     $    24,871     $    20,256     $    20,359     $     3,951
                                             ===========     ===========     ===========     ===========     ===========



BASIC EARNINGS PER SHARE ................    $      1.03     $      0.77     $      0.63     $      0.64     $      0.12
                                             ===========     ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE ..............    $      1.02     $      0.76     $      0.62     $      0.63     $      0.12
                                             ===========     ===========     ===========     ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.


                                       F 3

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                     YearEnded January 29, 2000, Six months
                      ended January 30, 1999 and the Years
                     Ended August 1, 1998 and August 2, 1997
                                 (in thousands)


                                     NUMBER OF SHARES
                                   ---------------------
                                               COMMON                                         DEFERRED
                                   COMMON      SHARES      COMMON    CONTRIBUTED  RETAINED  COMPENSATION   TREASURY
                                   SHARES    IN TREASURY   SHARES      CAPITAL    EARNINGS    EXPENSE        SHARES     TOTAL
                                   ------    -----------    -------  -----------  --------- ------------   ---------  ---------
BALANCE, AUGUST 2, 1997,
  AS PREVIOUSLY REPORTED ........     32,259         369   $ 110,068   $  10,728  $ 139,455  $    (982)  $  (2,829)  $ 256,440
  Cumulative effect on
    prior years of recognizing
    a liability for sales returns                                                      (592)                              (592)
                                      ------      ------   ---------   ---------  ---------  ---------   ---------   ---------
  Balance at beginning of year,
    as restated .................     32,259         369     110,068      10,728    138,863       (982)     (2,829)    255,848
  Net income ....................                                                    20,359                             20,359
  Exercise of stock options .....        331                   2,681         921                                         3,602
  Tax benefit realized on
    vested restricted shares ....                                            120                                           120
  Grant of restricted shares ....         30                                 328                  (328)
  Amortization of deferred
    compensation expense ........                                                                  230                     230
                                      ------      ------   ---------   ---------  ---------  ---------   ---------   ---------
BALANCE, AUGUST 1, 1998 .........     32,620         369     112,749      12,097    159,222     (1,080)     (2,829)    280,159

  Net income ....................                                                    20,256                             20,256
  Sale of treasury shares .......                    (25)                    119                               192         311
  Exercise of stock options .....         41                     324                                                       324
  Tax benefit realized on
    vested restricted shares ....                                            145                                           145
  Forfeiture of restricted shares        (23)                               (278)                  278
  Amortization of deferred
    compensation expense ........                                                                  131                     131
                                      ------      ------   ---------   ---------  ---------  ---------   ---------   ---------
BALANCE, JANUARY 30, 1999 .......     32,638         344     113,073      12,083    179,478       (671)     (2,637)    301,326

  Net income ....................                                                    33,468                             33,468
  Exercise of stock options .....        198                   1,660                                                     1,660
  Tax benefit on stock options
    and restricted shares .......                                          1,548                                         1,548
  Grant of restricted shares ....        156                               2,201                (2,201)
  Amortization of deferred ......                                                                  359                     359
    compensation expense
    Acquisitions ................                   (256)                  2,036                             1,964       4,000
                                      ------      ------   ---------   ---------  ---------  ---------   ---------   ---------
BALANCE, JANUARY 29, 2000 .......     32,992          88   $ 114,733   $  17,868  $ 212,946  $  (2,513)  $    (673)  $ 342,361
                                      ======      ======   =========   =========  =========  =========   =========   =========


The accompanying notes are an integral part of the consolidated financial statements.




                                       F 4

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Year Ended January 29, 2000, Twelve Months Ended
             January 30, 1999 (Unaudited), Six Months Ended January
           30, 1999 and Years ended August 1, 1998 and August 2, 1997
                                 (in thousands)

                                                                           12 MONTHS
                                                                  YEAR       ENDED      6 MONTHS         YEAR ENDED
                                                                  ENDED      1/30/99      ENDED     --------------------
                                                                 1/29/00   (UNAUDITED)   1/30/99     8/1/98       8/2/97
                                                                ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................  $  33,468   $  24,871   $  20,256   $  20,359   $   3,951
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization ........................     34,230      31,012      16,299      27,773      29,583
        Amortization of excess net assets over cost ..........       --          --          --                      (927)
        Deferred income taxes and other noncurrent liabilities        (68)       (696)      1,990      (1,920)        232
        Equity in (income) loss of joint venture .............     (1,340)        464        (131)      1,377        --
        Gain on disposal of assets ...........................       (146)        (39)        (16)     (1,623)       (161)
        Change in working capital, assets and liabilities,
           excluding effects of acquisitions:
          Receivables ........................................      4,317         669      (1,490)      1,504         402
          Inventories ........................................   (126,284)     11,027      87,146     (39,223)     10,710
          Prepaid expenses and other assets ..................     (3,178)      2,028       3,808       6,383     (10,511)
          Accounts payable ...................................     59,265      (1,425)    (26,775)     16,269       2,880
          Accrued expenses ...................................     27,263       3,884      (7,908)     12,358       2,584
                                                                ---------   ---------   ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................     27,527      71,795      93,179      43,257      38,743
                                                                ---------   ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .....................................    (37,317)    (36,889)    (17,305)    (27,165)    (46,750)
    Investment in joint venture ..............................       --          --          --        (9,637)       --
    Proceeds from sale of assets .............................        167          60          24      22,388          85
    Acquisitions .............................................     (8,000)   (108,473)       --      (108,473)       --
    Notes receivable .........................................       --          --          --         1,906         738
    Other assets .............................................     (4,580)     (7,301)       (963)     (6,532)       (900)
                                                                ---------   ---------   ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES ........................    (49,730)   (152,603)    (18,244)   (127,513)    (46,827)
                                                                ---------   ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common shares ..................      1,660       2,912         324       2,681         618
    Net payments under demand note facility ..................       --          --          --       (12,000)    (21,000)
    Net proceeds from issuance of long-term obligations ......     15,000     137,225        --       137,225      50,000
    Net principal payments under long-term obligations .......     (9,325)   (107,402)    (87,166)    (22,462)    (20,404)
                                                                ---------   ---------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........      7,335      32,735     (86,842)    105,444       9,214
                                                                ---------   ---------   ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ..............    (14,868)    (48,073)    (11,907)     21,188       1,130
CASH AND EQUIVALENTS, BEGINNING OF YEAR ......................     20,895      68,968      32,802      11,614      10,484
                                                                ---------   ---------   ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF YEAR ............................  $   6,027   $  20,895   $  20,895   $  32,802   $  11,614
                                                                =========   =========   =========   =========   =========




The accompanying notes are an integral part of the consolidated financial statements.



                                       F 5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS OPERATIONS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of January 29, 2000 a total of 163 stores were open, including 105 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 58 shoe stores located throughout the United States.

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

     An unaudited consolidated statement of income and an unaudited consolidated statement of cash flows for the twelve months ended January 30, 1999 is presented for comparative purposes. All necessary adjustments for fair presentation have been made.

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

     PRE-OPENING EXPENSES

     Effective August 1998, pre-opening expenses are expensed as incurred. In prior periods, pre-opening costs were charged to operations ratably over the first twelve months of a new store's operations. Pre-opening costs expensed were $7,563,000, $1,308,000, $1,434,000 and $6,943,000 for fiscal
     1999, the Transition Period and for fiscal years 1998 and 1997, respectively.

     INVESTMENT IN JOINT VENTURE

     VCM, Ltd. ("VCM") operates the health and beauty care and toy and sporting goods departments in the Company's stores as licensed departments. VCM is a 50/50 joint venture with Mazel Stores, Inc.

                                       F 6

     ("Mazel"). The Company accounts for its fifty percent interest in the joint venture under the equity method. (See Note 3, Related Party Transactions.)

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

     GOODWILL AND TRADENAMES

     Goodwill represents the excess cost over the estimated fair values of net assets and identifiable intangible assets of businesses acquired and is being amortized over 15 years. Tradenames represent the values assigned to names that the Company acquired and is being amortized over 15 years. The accumulated amortization for these assets was $5,631,000, $2,294,000 and $766,000 at January 29, 2000, January 30, 1999 and August 1, 1998,
     respectively.

     REVENUE RECOGNITION

     Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full. In fiscal 1999, the Company began accruing sales returns in accordance with generally accepted accounting principles. Accordingly, the cumulative effect of this adjustment on prior periods was recorded as an increase in current liabilities and a corresponding decrease in retained earnings of $592,000 as of February 1, 1997. Because the effects of this change are insignificant to the 1997 and 1998 fiscal years, the Company has recorded such amounts in the current year. The impact of recording this change in fiscal 1999 is an increase in net income of $136,000. Previously sales returns were expensed as incurred which did not materially differ from the method adopted in the current year.

     ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. During fiscal year 1999, the Transition Period and during fiscal years 1998 and 1997, advertising expense was $59,194,000, $29,741,000, $38,245,000 and $39,005,000,
     respectively.

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


                                       F 7

     EARNINGS PER SHARE

     Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, calculated using the treasury stock method. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows (in thousands):


                                                        6 MONTHS                   YEAR
                                           YEAR ENDED     ENDED     YEAR ENDED     ENDED
                                             1/29/00     1/30/99      8/1/98       8/2/97
                                           ----------   ---------   ----------   ---------
     Weighted average shares outstanding      32,495      32,285      31,997      31,740
     Assumed exercise of dilutive stock
        options ........................         366         350         364         277
                                              ------      ------      ------      ------
     Number of shares for computation of
        diluted earnings per share .....      32,861      32,635      32,361      32,017
                                              ======      ======      ======      ======


     Options to purchase 16,000 shares of stock at prices ranging from $16.56 to $21.44 per share were outstanding during the year ended January 29, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted in years beginning after June 15, 2000. The Company is currently evaluating the effect this statement might have on the consolidated financial position and results of operations of the Company.




                                       F 8

3.   RELATED PARTY TRANSACTIONS

     The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 55.3% of the Company's common shares, and VCM. The related party transactions are as follows (in thousands):


                                                YEAR ENDED  6 MONTHS ENDED  YEAR ENDED   YEAR ENDED
                                                  1/29/00      1/30/99        8/1/98       8/2/97
                                                ----------   ------------   ----------  ----------
     Purchases of merchandise
      from affiliates ......................      $7,228      $1,471        $4,898        $4,477
     Merchandise sold to affiliates at cost,
      including handling charges ...........        --          --             333            12
     Merchandise purchased on behalf of
      and shipped directly to affiliates, at
      cost plus delivery charges ...........        --          --           3,935             4


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



                                       F 9

     Sales by licensed departments and the related license fees earned are as follows (in thousands):


                         YEAR ENDED  6 MONTHS ENDED  YEAR ENDED   YEAR ENDED
                          1/29/00        1/30/99       8/1/98        8/2/97
                        ----------   --------------  ----------    ----------
     VCM
       Sales ......      $112,333      $ 63,480      $ 87,651          --
       License fees         8,451         4,880         7,540          --

     Widmann
       Sales ......          --            --            --        $ 38,198
       License fees          --            --            --           1,841

     Shonac
       Sales ......          --            --        $119,319      $144,035
       License fees          --            --          13,134        15,844



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

     The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $9,564,000, $4,001,000, $7,265,000 and $6,101,000 in fiscal years
     1999, the Transition Period, 1998, and 1997, respectively, for such coverage.

     During the Transition Period and fiscal years 1998, and 1997, the Company contributed $1,120,000 each period to a private charitable foundation controlled by the Schottenstein family. The fiscal 1999 contribution was made in March 2000 by utilizing 80,000 common shares of the Company held in Treasury.





                                      F 10

4.   LEASES

     The Company operates stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2019 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

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

     The Company incurred new capital lease obligations, including one with a related party, aggregating $27,100,000 and $9,400,000 in 1999 and 1997, respectively, to obtain store facilities. The total cost of capital leases at January 29, 2000, January 30, 1999, and August 1, 1998 were $42,328,000,
     $15,276,000 and $15,276,000, respectively. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $1,988,000, $1,299,000 and $1,017,000 at January 29, 2000, January 30, 1999 and August 1, 1998, respectively.

     Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 29, 2000 are as follows (in thousands):


                                                                              OPERATING LEASES
     FISCAL                                                       -----------------------------------------
     YEAR                                                                         UNRELATED      RELATED       CAPITAL
     ENDING                                                           TOTAL         PARTY         PARTY        LEASES
     ------                                                       ------------   -----------   ------------  ----------
     2001 ....................................................     $  73,070      $  64,035     $   9,035     $   3,709
     2002 ....................................................        68,297         59,995         8,302         3,709
     2003 ....................................................        62,633         55,350         7,283         3,826
     2004 ....................................................        57,601         50,621         6,980         3,826
     2005 ....................................................        53,063         46,272         6,791         3,826
     Future Years ............................................       379,034        312,155        66,879        70,451
                                                                                                              ---------
                       Total minimum lease payments ..........                                                   89,347
                       Less amount representing interest .....                                                  (52,305)
                                                                                                              ---------
                       Present value of minimum lease payments                                                   37,042
                                 Less current portion ........                                                     (250)
                                                                                                              ---------
                              Total long-term portion ........                                                $  36,792
                                                                                                              =========

                                      F 11

     The composition of rental expense (in thousands):


                            YEAR ENDED  6 MONTHS ENDED  YEAR ENDED   YEAR ENDED
                             1/29/00        1/30/99       8/1/98       8/2/97
                            ----------  --------------  ----------   ----------
     Minimum rentals:
        Unrelated parties     $47,562     $20,421        $27,618     $14,878
        Related parties .       8,361       4,093          8,307      15,043

     Contingent rentals:
        Unrelated parties       5,648       1,585          2,681       2,469
        Related parties .       2,289         357          1,556       2,366
                              -------     -------        -------     -------

        Total ...........     $63,860     $26,456        $40,162     $34,756
                              =======     =======        =======     =======


     Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight- line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 1999, the Transition Period and fiscal year 1998 the balance of deferred rent was $3,863,000, $2,560,000 and $2,124,000, respectively, and is included in other noncurrent liabilities.

5.   LONG-TERM OBLIGATIONS AND NOTES PAYABLE

     Long-term obligations consist of the following (in thousands):

                                    1/29/00        1/30/99        8/1/98
                                   ---------      ---------      ---------
     Senior unsecured notes ..     $  36,571      $  45,714      $  47,857
     Credit facility .........        70,000         55,000        140,000
     Capital lease obligations        37,042          9,992         10,015
     Other ...................         1,015           --             --
                                   ---------      ---------      ---------
                                     144,628        110,706        197,872
     Less current maturities .          (460)        (9,259)       (32,224)
                                   ---------      ---------      ---------
                                   $ 144,168      $ 101,447      $ 165,648
                                   =========      =========      =========


     During 1997, the Company completed a private placement for $50.0 million of senior unsecured notes. The proceeds were used to repay demand notes payable. The senior unsecured notes required payments of $9,143,000 annually beginning December 1999 and were retired in conjunction with the Company's renegotiation of its credit facilities on March 17, 2000.


     In conjunction with the acquisition of Shonac and Valley Fair, the Company replaced its $100.0 million credit facility and Shonac's $30.0 million facility with a $185.0 million three-year unsecured revolving bank credit facility. The facility generally bears interest at a floating rate of LIBOR plus 150 basis points. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% for a

                                      F 12
     three year period ending on May 1, 2001 under a swap agreement. The fair market value of the swap agreement at January 29, 2000, January 30, 1999 and August 1, 1998 was $402,000, $(797,000) and $(218,000), respectively.
     At January 29, 2000, direct borrowings aggregated $70.0 million and $21.1 million of letters of credit were issued and outstanding for merchandise under the credit facility. The weighted average interest rate on borrowings under the Company's credit facilities during fiscal year 1999, the Transition Period and the fiscal years 1998 and 1997 was 8.8%, 8.3%, 8.56% and 7.11%, respectively. During the Transition Period, underwriting fees, unused commitment fees and rate swap costs for the new credit facility increased the effective weighted average interest rate by 1.1%. The terms of the credit facility require the Company to comply with certain restrictive covenants and financial ratio tests, including minimum tangible net worth; a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization ratio; a minimum fixed charge coverage ratio; and, limitations on dividends, additional incurrence of debt and capital expenditures.

     On March 17, 2000, the Company renegotiated its credit facility and replaced the existing facility with a $300 million Amended and Restated Credit Agreement, dated as of March 15, 2000 (the "New Bank Facility"). It has a three year term ending March 15, 2003 and replaced a $167.5 million facility that would have matured in May 2001. The New Bank Facility is secured only by a pledge of the stock of Base Acquisition and the Filene's assets acquired. See Note 11. It provides for various borrowing rates, currently equal to 200 basis points over LIBOR.

     On March 17, 2000, the Company also closed a $75.0 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000 (the "Senior Facility") with Prudential Securities Credit Corporation ("Prudential"), as lender. The Senior Facility also bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases to 400 basis points over LIBOR on the first anniversary and increases 50 basis points every 90 days thereafter. The Senior Facility is due in September 2003. However, if the Company has not repaid the Senior Facility prior to March 17, 2001, from the proceeds of an equity offering or other subordinated debt acceptable to the lenders under the New Bank Facility, then after that date Prudential has the right to convert the debt into stock of the Company at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. After that date, Prudential also has the right to require Schottenstein Stores Corporation ("SSC"), the owner of a majority of the Company's outstanding stock, to purchase the Senior Facility at par plus accrued interest, pursuant to the terms of a Put Agreement, dated as of March 15, 2000 between Prudential and SSC. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, at closing in consideration for entering into the Put Agreement.

     Both the New Bank Facility and the Senior Facility contain customary, affirmative and negative covenants, including certain financial covenants.

     In addition, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM's $25.0 million revolving line of credit. At January 29, 2000, January 30, 1999 and August 1, 1998, the aggregate amounts guaranteed were $2.4 million, $3.8 million and $8.6 million, respectively.

     The book value of notes payable and long-term debt approximates fair value at January 29, 2000.





                                      F 13

6.   BENEFIT PLANS

     The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Employees who attained twenty and one-half years of age and completed one year of service could contribute up to fifteen percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company matched up to three percent of participants' eligible compensation. Effective as of April 1, 1999 employees who work 20 or more hours per week are eligible to participate in the 401K Plan after 60 days of service, with the Company matching contributions beginning after one full year of service. Employees who work less than 20 hours per week continue to participate under the pre-April 1999 rules. Additionally, the Company has contributed a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $4,696,000, $1,591,000, $3,907,000 and $3,540,000 for fiscal year 1999, the Transition Period and for fiscal years 1998 and 1997, respectively. In 1998 the Company recognized the benefit of approximately $1,639,000 of forfeitures attributable to employer contributions pursuant to an amendment to the plan.

     The Company provides an Associate Stock Purchase Plan. Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for all fiscal periods presented are not material to the consolidated financial statements.

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

7.   SHAREHOLDERS' EQUITY

     During fiscal years 1999 and 1997, the Company issued common shares to certain key employees pursuant to individual employment agreements. The agreements and grants were approved by the Board of Directors and each consists of a one time grant of restricted shares. As a result, the Company recorded the market value of the shares at the date of grant of $2,201,000 and $328,000 in 1999 and 1998, respectively, as deferred compensation expense. The agreements condition the vesting of the shares upon continued employment with the Company with such restrictions expiring as to 20% of the shares on each of the five anniversary dates of the grants. Deferred compensation is charged to income on a straight-line basis over the period during which the restrictions lapse.

8.   STOCK OPTION PLANS

     The Company has a Non-employee Director Stock Option Plan (the "Non-employee Director Plan") which provides for the issuance of options to purchase up to 130,000 common shares. One option to

                                      F 14
     purchase 1,000 common shares is automatically granted to each non-employee director on the first New York Stock Exchange ("NYSE") trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holders' service as directors of the Company.

     The Company has a 1991 Stock Option Plan which provides for the grant of options to purchase up to 3,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

     The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):


                                                                                     FISCAL YEAR ENDED
                                        FISCAL YEAR ENDED   6 MONTHS ENDED     ----------------------------------
                                             1/29/00            1/30/99             8/1/98            8/ 2/97
                                        ----------------   -----------------   ----------------   ---------------
                                        SHARES     WAEP    SHARES    WAEP       SHARES   WAEP     SHARES   WAEP
                                        ------   -------   ------   --------   -------  -------   ------   ------
     Outstanding beginning of year .... 2,296    $  9.31   2,331    $  9.27     2,398    $ 8.90   1,603    $ 7.91
     Granted ..........................   526       9.56      48      11.56       357     10.71   1,043     10.26
     Exercised ........................  (201)      8.14     (41)      8.05      (331)     8.12     (80)     7.69
     Canceled .........................  (161)      9.07     (42)     11.08       (93)     9.40    (168)     8.44
                                        -----              -----                -----             -----
     Outstanding end of year .......... 2,460      10.12   2,296       9.31     2,331      9.27   2,398      8.90
                                        =====              =====                =====             =====

     Options exercisable end of year .. 1,171    $  9.08   1,028    $  8.77       885    $ 8.61     808    $ 8.22
                                        =====              =====                =====             =====
     Shares available for additional
     grants ...........................   443                310                  316                80
                                        =====              =====                =====             =====


     The following table summarizes information about stock options outstanding as of January 29, 2000 (shares in thousands):


                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   ---------------------------------   ---------------------
                              WEIGHTED      WEIGHTED               WEIGHTED
     RANGE OF                  AVERAGE      AVERAGE                 AVERAGE
     EXERCISE                 REMAINING     EXERCISE               EXERCISE
     PRICES        SHARES   CONTRACT LIFE    PRICE       SHARES      PRICE
     ---------    --------  -------------   ---------   --------  ---------
     $5.87-
       $7.94        190        6 yrs        $  6.98       114        $  6.92

     $8.06-
       $11.78     1,606        6 yrs        $  8.79       915        $  8.45

     $13.25-
       $21.44       664        9 yrs        $ 14.23       142        $ 14.82


                                      F 15

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and accordingly has elected to retain the intrinsic value method of accounting for stock- based compensation. Had the compensation cost for the Company's stock-option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                    YEAR ENDED   6 MONTHS ENDED    YEAR ENDED    YEAR ENDED
                                      1/29/00       1/30/99          8/1/98         8/2/97
                                    -----------   -------------    -----------    ----------
     Net income:
          As reported .........     $   33,468     $   20,256     $   20,359     $   3,951
          Pro forma ...........     $   31,877     $   19,519     $   18,817     $   3,373
     Basic earnings per share:
          As reported .........     $     1.03     $     0.63     $     0.64     $    0.12
          Pro forma ...........     $     0.98     $     0.61     $     0.59     $    0.11

     Diluted earnings per share
          As reported .........     $     1.02     $     0.62     $     0.63     $    0.12
          Pro forma ...........     $     0.97     $     0.60     $     0.58     $    0.11


     To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 1999, Transition Period, and fiscal 1998 and 1997, respectively: expected volatility of 48.9%, 67.8%, 38.6% and 37.6%; dividend yield of 0%; risk-free interest rates of 6.7%, 4.9%, 5.6% and 6.3%; and, expected lives of 6.8, 5.8, 5.1 and 6.5 years. The weighted average fair value of options granted in the fiscal year 1999, Transition Period and in fiscal year 1998 was $7.25, $7.43 and $6.17, respectively.

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



                                      F 16

10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):


                           YEAR ENDED  6 MONTHS ENDED  YEAR ENDED    YEAR ENDED
                             1/29/00      1/30/99        8/1/98         8/2/97
                          -----------   ------------   -----------   -----------
     Current:
       Federal ........     $ 22,852      $ 10,323      $ 12,174      $  2,417
       State and local         4,071         2,510         1,912           699
                            --------      --------      --------      --------
                              26,923        12,833        14,086         3,116
                            --------      --------      --------      --------
     Deferred:
       Federal ........       (3,492)        1,015        (2,227)         (533)
       State and local          (499)          140          (318)          (59)
                            --------      --------      --------      --------
                              (3,991)        1,155        (2,545)         (592)
                            --------      --------      --------      --------
     Income tax expense     $ 22,932      $ 13,988      $ 11,541      $  2,524
                            ========      ========      ========      ========


     The provision (benefit) for deferred income taxes includes the following amounts (in thousands):


                                        YEAR ENDED  6 MONTHS ENDED  YEAR ENDED    YEAR ENDED
                                          1/29/00       1/30/99       8/1/98        8/2/97
                                        ----------  --------------  -----------   -----------
     Type of temporary differences:
       Basis differences in inventory     $(4,707)     $ 2,778      $  (586)     $  (950)
       Depreciation .................        (142)      (1,376)      (1,003)         186
       Deferred bonus ...............        (168)       1,107       (1,030)         288
       Other ........................       1,026       (1,354)          74         (116)
                                          -------      -------      -------      -------
                                          $(3,991)     $ 1,155      $(2,545)     $  (592)
                                          =======      =======      =======      =======




     A reconciliation of the expected income taxes based upon the statutory federal rate are as follows (in thousands):


                                         YEAR ENDED   6 MONTHS ENDED   YEAR ENDED    YEAR ENDED
                                           1/29/00       1/30/99         8/1/98        8/2/97
                                         ----------   --------------   -----------  ------------
     Income tax expense at
        federal statutory rate .....     $ 19,740        $ 11,986        $ 11,165       $  2,266
     Jobs credit ...................         (712)           (235)           (164)           (59)
     State and local taxes, net ....        2,843           1,753           1,548            161

     Resolution of income tax issues         (269)           --           (1,410)          --
     Non-deductible goodwill .......        1,080             388             273          --
     Other .........................          250              96             129            156
                                         --------        --------        --------       --------
                                         $ 22,932        $ 13,988        $ 11,541       $  2,524
                                         ========        ========        ========       ========





                                      F 17

     The components of the net deferred tax asset as of January 29, 2000, January 30, 1999 and August 1, 1998 are (in thousands):


                                                     1/29/00      1/30/99       8/1/98
                                                    --------      --------      --------
     Deferred tax assets:
        Basis differences in inventory ........     $ 15,565      $ 10,481      $ 14,320
        Basis differences in fixed assets .....        2,416         2,409         2,333
        State and local taxes .................        1,085         1,578         1,096
        Deferred compensation .................           39           289           281
        Amortization of lease acquisition costs        1,415         2,575         2,434
        Other .................................        4,362         3,008         3,942
                                                    --------      --------      --------
                                                      24,882        20,340        24,406
                                                    --------      --------      --------

     Deferred tax liabilities:
        Depreciation ..........................       (5,730)       (4,249)       (5,957)
        Capital leases ........................       (2,173)       (2,120)       (1,723)
        Other .................................         --            (174)       (1,374)
                                                    --------      --------      --------
                                                      (7,903)       (6,543)       (9,054)
                                                    --------      --------      --------
     Total net ................................     $ 16,979      $ 13,797      $ 15,352
                                                    ========      ========      ========





                                      F 18

     The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):


                                                         6 MONTHS
                                                           ENDED
                                             1/29/00      1/30/99         8/1/98
                                            --------      --------      --------
     Current deferred tax asset .......     $ 18,052      $ 14,441      $ 17,687

     Non-current deferred tax liability       (1,073)         (644)       (2,335)
                                            --------      --------      --------

     Net deferred tax asset ...........     $ 16,979      $ 13,797      $ 15,352
                                            ========      ========      ========


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

     The acquisitions have been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the net assets and identifiable intangible assets acquired based upon their estimated fair values at the date of acquisition. The aggregate amount of goodwill recorded was $35,218,000.

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




                                         1998             1997
                                    -------------     -------------
     Net Sales ................     $   1,408,800     $   1,345,986
     Net Income ...............     $      22,427     $       7,749


     Basic earnings per share .     $        0.70     $        0.24
     Diluted earnings per share     $        0.69     $        0.24




                                      F 19

     On November 19, 1999, the Company purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation pursuant to a Stock Purchase Agreement, dated as of November 8, 1999. Gramex operated a chain of fifteen discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area.

     The purchase price for Gramex was $13.1 million including cash of $8.0 million, 255,949 shares of the Company's common stock with an agreed value of $4.0 million and an unsecured, 5-year note of $1.1 million. In conjunction with the acquisition, the Company satisfied approximately $37 million of Gramex bank debt at closing and assumed certain trade payable and other obligations which were satisfied from the proceeds from liquidation of inventory and certain other assets. The transaction was funded by cash from operations and a $25 million 180 day bank loan bearing interest at 8.0925%. The acquisition was accounted for as a purchase. Allocation of the purchase price was based on fair market valuation of the net assets acquired.

     Of the 15 stores acquired and after liquidation of the existing Grandpa's inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. Seven stores were remodeled based on the current Value City format and were reopened in April 2000. The lease for one store with terms consistent with current market conditions is located near an existing store in St. Louis. This location was assigned without payment of additional consideration to the Value City Furniture Division of SSC after completion of liquidation of the store inventory and fixtures.

     On March 17, 2000, the Company completed through its wholly owned subsidiary, Base Acquisition Corp. ("Base Acquisition"), the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. (collectively, "Filene's") pursuant to the closing of an asset purchase agreement, dated February 2, 2000.

     The purchase price included cash of $3.5 million paid at closing, $6 million to be paid in three equal annual installments, 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $30.6 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition will be accounted for as a purchase. Allocation of the purchase price will be determined based on fair market valuation of the net assets acquired.

     The acquisition was funded by cash from operations and a portion of the proceeds from the New Bank Facility. See Note 5 for further discussion.






     The operating results of Grandpa's have been included in the consolidated results of the Company from the date of acquisition. The following unaudited pro forma consolidated financial results for the fiscal

                                      F 20
     years ended January 29, 2000, six months ended January 30, 1999 and fiscal year ended August 1, 1998 are presented as if the acquisitions had taken place at the beginning of the applicable periods. The pro forma results are not indicative of results of operations in future or in the periods presented below. Included in the proforma results are the adjustments to depreciation and amortization based on the purchase price allocation, the effects of the issuance of additional common shares and interest on acquisition related borrowings (in thousands, except per share amounts):



                                                                        6 MONTHS
                                                                          ENDED
                                       1/29/00          1/30/99          8/1/98
                                    --------------   -------------  ---------------
     Net Sales ................     $   1,818,008     $   879,864     $   1,326,289
     Net Income ...............     $      31,799     $    24,203     $      22,051


     Basic earnings per share .     $        0.98     $      0.74     $        0.68
     Diluted earnings per share     $        0.97     $      0.74     $        0.68







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

     YEAR ENDED JANUARY 29, 2000 (IN THOUSANDS):



                                       VALUE CITY         DSW         CORPORATE       TOTAL
                                       ----------     ----------     ----------     ----------
     Net sales ...................     $1,423,581     $  246,595           --       $1,670,176
     Operating profit ............         57,982          7,660           --           65,642
     Identifiable assets .........        656,758         56,893     $   30,530        744,181
     Capital expenditures ........         32,293          5,024           --           37,317
     Depreciation and amortization         28,309          2,216          3,706         34,231





                                      F 21

     SIX MONTH PERIOD ENDED JANUARY 30, 1999 (IN THOUSANDS):



                                      VALUE CITY      DSW       CORPORATE      TOTAL
                                     -----------    --------    ---------     ---------
     Net sales ...................     $688,103     $ 92,160         --       $780,263
     Operating profit ............       35,380        5,419         --         40,799
     Identifiable assets .........      486,242       54,473     $ 33,712      574,427
     Capital expenditures ........       16,377          928         --         17,305
     Depreciation and amortization       13,655          942        1,702       16,299

     YEAR ENDED AUGUST 1, 1998 (IN THOUSANDS):


                                       VALUE CITY         DSW         CORPORATE       TOTAL
                                      -----------    ------------    ----------     ----------
     Net sales ...................     $1,113,894     $   47,485           --       $1,161,379
     Operating profit ............         35,173          1,748           --           36,921
     Identifiable assets .........        608,185         39,556     $   36,337        684,078
     Capital expenditures ........         26,501            664           --           27,165
     Depreciation and amortization         24,641            444          2,688         27,773

     The following sets forth sales by each major merchandise category (in thousands):



                                          12 MONTHS      6 MONTHS          FISCAL YEAR ENDED
                                            ENDED         ENDED        -------------------------
                                           1/30/00       1/30/99        8/1/98          8/2/97
                                         ----------     ----------     ----------     ----------
     Apparel and ready to wear .....     $1,117,885     $  529,401     $  853,458     $  772,853
     Hard goods and home furnishings        305,694        158,702        260,436        300,546
     DSW Stores ....................        246,597         92,160         47,485           --
                                         ----------     ----------     ----------     ----------
              Total ................     $1,670,176     $  780,263     $1,161,379     $1,073,399
                                         ==========     ==========     ==========     ==========




                                      F 22

 13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                   QUARTERLY CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

       FISCAL YEAR ENDED JANUARY 30, 2000


                                             1ST QTR.        2ND QTR.       3RD QTR.       4TH QTR.
                                             05/01/99        7/31/99        10/30/99       01/29/00(1)
                                             ---------      ---------      ---------      ---------
     Net sales .........................     $ 344,481      $ 372,812      $ 441,281      $ 511,602
     Cost of sales .....................      (214,859)      (232,543)      (272,109)      (319,634)
                                             ---------      ---------      ---------      ---------
         GROSS PROFIT ..................       129,622        140,269        169,172        191,968
     Selling, general and
         administrative expenses .......      (126,820)      (133,731)      (155,558)      (163,351)
     License fees ......................         1,523          1,832          1,640          3,456
     Other operating income ............           933          1,097          1,372          2,218
                                             ---------      ---------      ---------      ---------
         OPERATING PROFIT ..............         5,258          9,467         16,626         34,291
     Interest expense, net .............        (2,480)        (2,424)        (3,288)        (2,536)
     Gain on sale of assets, net .......            13             34             32             67
                                             ---------      ---------      ---------      ---------
         INCOME BEFORE EQUITY IN INCOME
             (LOSS) OF JOINT VENTURE AND
             PROVISION FOR INCOME TAXES          2,791          7,077         13,370         31,822
     Equity in income (loss) of
         joint venture .................          (111)          (245)          (168)         1,864
                                             ---------      ---------      ---------      ---------
       INCOME BEFORE PROVISION
         FOR INCOME TAXES ..............         2,680          6,832         13,202         33,686
     Provision for income taxes ........        (1,118)        (2,870)        (5,504)       (13,440)
                                             ---------      ---------      ---------      ---------
         NET INCOME ....................     $   1,562      $   3,962      $   7,698      $  20,246
                                             =========      =========      =========      =========
     BASIC EARNINGS PER SHARE ..........     $    0.05      $    0.12      $    0.24      $    0.62
                                             =========      =========      =========      =========
     DILUTED EARNINGS PER SHARE ........     $    0.05      $    0.12      $    0.23      $    0.61
                                             =========      =========      =========      =========



     SIX MONTHS ENDED JANUARY 30, 1999

                                              1ST QTR.        2ND QTR.
                                              10/31/98       1/30/99(1)
                                             ---------      ---------
      Net sales .........................    $ 356,755      $ 423,508
     Cost of sales .....................      (219,575)      (263,927)
                                             ---------      ---------
         GROSS PROFIT ..................       137,180        159,581
     Selling, general and
         administrative expenses .......      (129,172)      (135,418)
     License fees and other
         operating income ..............         3,417          5,211
                                             ---------      ---------
         OPERATING PROFIT ..............        11,425         29,374
     Interest expense, net .............        (3,557)        (3,145)
     Gain on sale of assets, net .......             3             13
                                             ---------      ---------
         INCOME BEFORE EQUITY IN INCOME
             (LOSS) OF JOINT VENTURE AND
             PROVISION FOR INCOME TAXES          7,871         26,242
     Equity in income (loss)
         of joint venture ..............        (1,113)         1,244
                                             ---------      ---------
     INCOME BEFORE PROVISION
         FOR INCOME TAXES ..............         6,758         27,486
     Provision for income taxes ........        (2,740)       (11,248)
                                             ---------      ---------
         NET INCOME ....................     $   4,018      $  16,238
                                             =========      =========
     BASIC  EARNINGS PER SHARE .........     $    0.12      $    0.51
                                             =========      =========
     DILUTED EARNINGS PER SHARE ........     $    0.12      $    0.50
                                             =========      =========

                                      F 23

     FISCAL YEAR ENDED AUGUST 1, 1998

                                             1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.
                                             11/1/97        1/31/98         5/2/98        8/1/98(2)
                                            ---------      ---------      ---------      ---------
     Net sales ........................     $ 264,385      $ 313,227      $ 244,789      $ 338,978
     Cost of sales ....................      (166,955)      (200,486)      (154,475)      (210,986)
                                            ---------      ---------      ---------      ---------
     GROSS PROFIT .....................        97,430        112,741         90,314        127,992
     Selling, general and
         administrative expenses ......       (97,764)      (101,232)       (93,028)      (124,194)
     License fees and other
         operating income .............         7,089          8,232          6,268          3,073
                                            ---------      ---------      ---------      ---------
         OPERATING PROFIT .............         6,755         19,741          3,554          6,871
     Interest expense, net ............        (1,049)          (391)          (556)        (3,271)
     Gain on sale of assets, net ......           852            748              5             18
                                            ---------      ---------      ---------      ---------
         INCOME BEFORE EQUITY IN LOSS
             OF JOINT VENTURE AND
             PROVISION FOR INCOME TAXES         6,558         20,098          3,003          3,618
     Equity in loss of
         joint venture ................        (1,109)           327           (136)          (459)
                                            ---------      ---------      ---------      ---------
       INCOME BEFORE PROVISION
         FOR INCOME TAXES .............         5,449         20,425          2,867          3,159
     Provision for income taxes .......        (2,171)        (7,960)        (1,178)          (232)
                                            ---------      ---------      ---------      ---------
         NET INCOME ...................     $   3,278      $  12,465      $   1,689      $   2,927
                                            =========      =========      =========      =========
     BASIC EARNINGS PER SHARE .........     $    0.10      $    0.39      $    0.05      $    0.10
                                            =========      =========      =========      =========
     DILUTED EARNINGS PER SHARE .......     $    0.10      $    0.39      $    0.05      $    0.09
                                            =========      =========      =========      =========


(1) The results of operations for the quarters ended 1/29/00, 1/30/99 and 1/31/98 include reductions of $3.1 million, $1.8 million and $1.5 million, respectively, to cost of sales representing the annual book to physical adjustment for the physical inventory completed in the respective quarters.

(2) The provision for income taxes for the quarter ended August 1, 1998 includes reductions of approximately $1.4 million relating to the resolution of federal and state income tax issues.


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):


                                       YEAR ENDED   6 MONTHS ENDED  YEAR ENDED  YEAR ENDED
                                        1/29/00        1/30/99        8/1/98      8/2/97
                                      -----------    ------------  -----------  ----------
     Cash paid during the year for:
         Interest .................     $11,756        $ 7,586       $ 5,911     $ 5,700
                                        =======        =======       =======     =======


         Income taxes .............     $17,101        $15,465       $ 9,018     $10,365
                                        =======        =======       =======     =======

     Supplemental schedule of non-cash investing and financing activities:

     In December 1998, the Company exchanged 25,000 of its treasury shares with a fair market value of $311,000 for the right to acquire several leases.

     During 1999 and 1997 the Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $27,100,000 and $6,155,000 were capitalized as of January 29, 2000 and August 2, 1997, respectively under the captions of property and equipment and long-term obligations in relation to these leases.

     Amounts of $756,000, $490,000 and $2,126,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of January 29, 2000, January 30, 1999 and August 1, 1998, respectively.

     In November 1999, the Company exchanged 255,959 of its treasury shares with a fair market value of $4.0 million as part of its acquisition of Gramex. See Note 11.

                                      F 24

                       VALUE CITY DEPARTMENT STORES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



     COLUMN A                               COLUMN B          COLUMN C             COLUMN D      COLUMN E
     --------                               --------    -----------------------    --------      --------
                                           BALANCE AT    CHARGE TO   CHARGES TO                 BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
     DESCRIPTION                            OF PERIOD    EXPENSES    ACCOUNTS(1) DEDUCTIONS(2)  OF PERIOD
     -----------                           ----------   ----------  -----------  ------------   -----------
     Allowance deducted from asset
        to which it applies:
          Allowance for doubtful
              accounts:
          Period Ended:
            12 Months, 8/2/97 ...........     $   491     $   531     $     0     $   659       $   363
            12 Months, 8/1/98 ...........         363         716          95         832           342
            6 Months, 1/30/99 ...........         342         195           0         227           310
            12 Months, 1/29/00 ..........         310       3,742         442       3,469         1,025

          Allowance for Markdowns:
          Period Ended:
            12 Months, 8/2/97 ...........     $     0     $ 4,311     $     0     $     0       $ 4,311
            12 Months, 8/1/98 ...........       4,311       2,828       8,893       4,203        11,829
            6 Months, 1/30/99 ...........      11,829       4,460           0       5,897        10,392
            12 Months, 1/29/00 ..........      10,392      13,745           0       6,908        17,229

          Allowance for Sales Returns:
          Period Ended:
            12 Months, 8/2/97 ...........     $   968     $     0     $     0     $     0       $   968
            12 Months, 8/1/98 ...........         968           0         645           0         1,613
            6 Months, 1/30/99 ...........       1,613           0           0           0         1,613
            12 Months, 1/29/00 ..........       1,613           0           0         227         1,386

     Reserves
          Store Closing
          Reserve:

          Year ended:
            12 Months, 8/2/97 ...........     $     0     $   400     $     0     $     5       $   395
            12 Months, 8/1/98 ...........         395         511         721         722           905
            6 Months, 1/30/99 ...........         905         145           0         973            77
            12 Months, 1/29/00 ..........          77           0           0           4            73

     (1) The charges to other accounts represent balances resulting from the acquisition of Shonac in 1998 and Gramex Retail Stores, Inc. in 1999.

     (2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

    2.3  Stock Purchase Agreement entered into         Previously filed as Exhibit 2.3 to Form 8-K
         As of November 8, 1999 between the            (file no. 1-10767) filed December 6, 1999, and
         Company and Gramex Corporation.               Incorporated herein by reference.

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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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


Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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
         Springfield, Ohio store.

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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
         Departments, respectively.

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
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

  10.56  Lease, dated October 30, 1998 between the     Previously filed as Exhibit 10.56 to
         Company, as tenant, and Jubilee Limited       Form 10-K (file no. 1-10767) filed
         Partnership, as landlord, re River Oaks West  April 30, 1999, and incorporated
         Shopping Center, Calumet City, Illinois.      herein by reference.

  10.57  Lease, dated May 3, 1998 between the          Previously filed as Exhibit 10.57 to
         Company, as tenant, and Valley Fair           Form 10-K (file no. 1-10767) filed
         Corporation, as landlord, re Irvington, NJ    April 30, 1999, and incorporated
                                                       herein by reference.

  10.58  Employment Agreement, dated July 2,           Previously filed as Exhibit 10.58 to
         1997 between Louis Virag and the              Form 10-K (file no. 1-10767) filed
         Company.                                      April 30, 1999, and incorporated
                                                       herein by reference.

  10.59  Employment Agreement dated June 28,
         1999 between Mark Miller and the
         Company.

  10.60  Lease, dated March 22, 2000 between
         East Fifth Avenue LLC, an affiliate of
         SSC, and Shonac Corporation.

Exhibit
   No.   Description                                   Exhibit Page No.
-------- -----------                                   ----------------
 21      List of  Subsidiaries                         Page E-12.
 23      Consent of Deloitte & Touche LLP              Page E-13.
 24      Power of Attorney                             Page E-14
 27      Financial Data Schedule                       Page E-15.