Form 10-K405/A
period 2000-01-29
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-05-01
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K405/A


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


                                                          TRANSITION
                                                            PERIOD
                             FISCAL YEAR    12 MONTHS    SIX MONTHS                      FOR THE YEAR ENDED
                                ENDED         ENDED         ENDED      -----------------------------------------------------
                               1/29/00       1/30/99    1/30/99(1)(2)     8/1/98(2)    8/2/97       8/3/96(1)      7/29/95
                             ------------  ----------   -------------  ------------  ----------   ------------    ----------
Net Sales (3) ............   $1,670,176    $1,364,030    $  780,263    $1,161,379    $1,073,399    $  954,308     $  871,949
Operating Profit .........   $   65,642    $   51,226    $   40,799    $   36,921    $   10,513    $   36,213     $   24,209
Net Income ...............   $   33,468    $   24,871    $   20,256    $   20,359    $    3,951    $   21,718     $   13,819
Basic Earnings per Share .   $     1.03    $     0.77    $     0.63    $     0.64    $     0.12    $     0.68     $     0.43
Diluted Earnings per Share   $     1.02    $     0.76    $     0.62    $     0.63    $     0.12    $     0.68     $     0.43
Total Assets .............   $  744,181    $  574,427    $  574,427    $  684,078    $  457,973    $  437,010     $  361,887
Working Capital ..........   $  205,011    $  165,527    $  165,527    $  204,784    $  158,476    $  161,397     $  154,112
Current Ratio ............         1.82          1.98          1.98          1.88          2.14          2.21           2.48
Long-term Obligations ....   $  144,168    $  101,447    $  101,447    $  165,648    $   57,763    $   46,942     $   20,853
Number of
   Department Stores (4) .          105            97            97            95            95            86             79
   Shoe Stores ...........           58            44            44            43            --            --             --
Net Sales per
   Selling Sq. Ft. (5) ...   $      249    $      235    $      126    $      229    $      217    $      221     $      220
Comp Sales Change (6) ....          7.2%          6.0%          3.3%          5.9%          0.1%         (0.1)%         (3.8)%




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


       On March 17, 2000, the Company also closed a $75.0 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000 (the "Senior Facility") with Prudential Securities Credit Corporation ("Prudential"), as lender. The Senior Facility also bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. However, if the Company has not repaid the Senior Facility prior to March 17, 2001, from the proceeds of an equity offering or other subordinated debt acceptable to the lenders under the New Bank Facility, then after that date Prudential has the right to convert the debt into stock of the Company at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. After that date, Prudential also has the right to require Schottenstein Stores Corporation ("SSC"), the owner of a majority of the Company's outstanding stock, to purchase the Senior Facility at par plus accrued interest, pursuant to the terms of a Put Agreement, dated as of March 15, 2000 between Prudential and SSC. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, at closing in consideration for entering into the Put Agreement.


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


     On March 17, 2000, the Company also closed a $75.0 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000 (the "Senior Facility") with Prudential Securities Credit Corporation ("Prudential"), as lender. The Senior Facility also bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. However, if the Company has not repaid the Senior Facility prior to March 17, 2001, from the proceeds of an equity offering or other subordinated debt acceptable to the lenders under the New Bank Facility, then after that date Prudential has the right to convert the debt into stock of the Company at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. After that date, Prudential also has the right to require Schottenstein Stores Corporation ("SSC"), the owner of a majority of the Company's outstanding stock, to purchase the Senior Facility at par plus accrued interest, pursuant to the terms of a Put Agreement, dated as of March 15, 2000 between Prudential and SSC. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, at closing in consideration for entering into the Put Agreement.


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