Form 10-K405/A
period 2000-01-29
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-05-03
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K405/A2


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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
           ON FORM 8-K.

14(A)(1)   FINANCIAL STATEMENTS

           The documents listed below are filed as part of this Form 10-K405/A2:


                                                                                PAGE IN
                                                                             FORM 10-K405/A2
                                                                             ---------------

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

14(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
    The schedule listed below is filed as part of this Form 10-K405/A2:

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           VALUE CITY DEPARTMENT STORES, INC.

Date: May 3, 2000            By:                         *

                                --------------------------
                                (Jay L. Schottenstein, Chairman of the Board of
                                 Directors and Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                                    DATE
---------                                         -----                                                    ----

                  *                            Chairman of the Board of Directors                        5/3/00
------------------------------------
(Jay L. Schottenstein)                         and Chief Executive Officer

                  *                            Director                                                  5/3/00
------------------------------------
(Saul Schottenstein)

                  *                            Vice Chairman of the Board of Directors                   5/3/00
------------------------------------
(Martin P. Doolan)

/s/ Robert M. Wysinski                         Senior Vice President, Secretary and                      5/3/00
------------------------------------
(Robert M. Wysinski)                           Treasurer (Principal Financial Officer), Director

                  *                            Controller, Assistant Treasurer                           5/3/00
------------------------------------
(Richard L. Walters)                           and Assistant Secretary (Principal Accounting Officer)

                  *                            Director                                                  5/3/00
------------------------------------
(Geraldine Schottenstein)

                  *                            Director                                                  5/3/00
------------------------------------
(Jon P. Diamond)

                  *                            Director                                                  5/3/00
------------------------------------
(Norman Lamm)

                  *                            Director                                                  5/3/00
------------------------------------
(Richard Gurian)

                  *                            Director                                                  5/3/00
------------------------------------
(Robert L. Shook)

                  *                            Director                                                  5/3/00
------------------------------------
(Ari Deshe)

                  *                            Director                                                  5/3/00
------------------------------------
(Henry L. Aaron)

                  *                            Director                                                  5/3/00
------------------------------------
(David L. Nichols)

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