Form 10-Q
period 2000-04-29
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-06-13
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                   Commission file number       1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.

             (Exact name of registrant as specified in its charter)


              Ohio                                       31-1322832
------------------------------------      -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


         3241 Westerville Road, Columbus, Ohio                43224

          (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code   (614) 471-4722
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

                  Yes    X          No
                       -----            -----

                      Indicate the number of shares outstanding of each of the
                          issuer's classes of common stock, as of the latest practicable date.


             Class                                Outstanding at June 1, 2000
-------------------------------                ---------------------------------
Common Stock, Without Par Value                       33,603,312 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS
===============================================================================

                                                                                                         PAGE NO.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           April 29, 2000 and January 29, 2000                                                3

                     Consolidated Statements of Income for the three months
                           ended April 29, 2000 and May 1, 1999                                               4

                     Consolidated Statements of Cash Flows for the three
                           months ended April 29, 2000 and May 1, 1999                                        5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        12

         Item 5.  Other Information                                                                          N/A

         Signatures                                                                                          13

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for First Quarter Form 10-Q              14

                             Exhibit 10.1.5 Corporate Services Agreement, dated June 1, 2000,
                                            between the Company and SSC.                                     15


                  Part       B: Reports on Form 8-K On February 4, 2000 and April 6, 2000,
                             Forms 8-K were filed relating to Item 5 - "Other Items" with both forms relating to the acquisition of Filene's Basement Corp., a
                             Delaware corporation and wholly-owned subsidiary of the Company, during the quarter ended April 29, 2000.

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                                APRIL 29,       JANUARY 29,
                                                                                  2000            2000
                                                                                -----------    -----------
ASSETS

Current assets:
Cash and equivalents                                                            $     7,726    $     6,027
   Accounts receivable, net                                                          20,647         10,131
   Receivables from affiliates                                                        1,719            299
   Inventories                                                                      566,669        412,479
   Prepaid expenses and other assets                                                 20,855          8,544
   Deferred income taxes                                                             18,102         18,052
                                                                                -----------    -----------
      Total current assets                                                          635,718        455,532

Property and equipment, at cost:
   Furniture, fixtures and equipment                                                209,226        191,632
   Leasehold improvements                                                           156,785        142,066
   Land and building                                                                  1,049          1,376
   Capital leases                                                                    45,017         42,328
                                                                                -----------    -----------
   Accumulated depreciation and amortization                                        412,077        377,402
Property and equipment, net                                                        (180,165)      (169,907)
                                                                                -----------    -----------
                                                                                    231,912        207,495

Investment in joint venture                                                           9,410          9,679
Goodwill and tradenames, net                                                         54,168         45,566
Lease acquisition costs, net                                                         21,071         11,825
Other assets                                                                         32,174         14,084
                                                                                -----------    -----------
      Total assets                                                              $   984,453    $   744,181
                                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   236,370    $   164,196
   Accounts payable to affiliates                                                     4,823          4,532
   Accrued expenses:
      Compensation                                                                   11,858         17,118
      Taxes                                                                          29,789         22,604
      Other                                                                          59,265         41,611
   Current maturities of long-term obligations                                       16,488            460
                                                                                -----------    -----------
      Total current liabilities                                                     358,593        250,521

Long-term obligations, net of current maturities                                    271,874        144,168
Deferred income taxes and other noncurrent  liabilities                               3,188          7,131
Commitments and contingencies                                                          --             --

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized; issued, including treasury shares, 33,552,230 shares and
        32,992,122 shares, respectively                                             121,462        114,733
   Contributed capital                                                               18,723         17,868
   Retained earnings                                                                213,000        212,946
   Deferred compensation expense, net                                                (2,328)        (2,513)
   Treasury shares, at cost, 7,651 and 87,651 shares, respectively                      (59)          (673)
                                                                                -----------    -----------
      Total shareholders' equity                                                    350,798        342,361
                                                                                -----------    -----------
      Total liabilities and shareholders' equity                                $   984,453    $   744,181
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

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================


                                                        THREE MONTHS ENDED
                                                     ----------------------
                                                      APRIL 29,     MAY 1,
                                                        2000         1999
                                                     ---------    ---------

Net sales, excluding sales of licensed departments   $ 462,053    $ 344,481
Cost of sales                                         (284,322)    (214,859)
                                                     ---------    ---------
   Gross profit                                        177,731      129,622

Selling, general and administrative expenses          (174,426)    (126,820)
License fees from affiliates                             2,153        1,523
Other operating income                                     277          933
                                                     ---------    ---------
   Operating profit                                      5,735        5,258

Interest expense, net                                   (5,354)      (2,480)
(Loss) gain on disposal of assets, net                     (20)          13
                                                     ---------    ---------
   Income before equity in loss of joint venture
       and provision for income taxes                      361        2,791
Equity in loss of joint venture                           (269)        (111)
                                                     ---------    ---------
   Income before provision for income taxes                 92        2,680

Provision for income taxes                                 (37)      (1,118)
                                                     ---------    ---------
   Net income                                        $      55    $   1,562
                                                     =========    =========



Basic and diluted earnings per share                 $    0.00    $    0.05
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

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


================================================================================

                                                                        THREE MONTHS ENDED
                                                                     ----------------------
                                                                      APRIL 29,     MAY 1,
                                                                        2000         1999
                                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $      55    $   1,562
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                     9,801        7,884
       Deferred income taxes and other noncurrent liabilities           (1,939)      (2,697)
       Equity in loss of joint venture                                     269          111
       Loss (gain) on disposal of assets                                    20          (13)
       Change in working capital, assets and liabilities excluding effects of acquisition:
          Receivables                                                   (9,632)        (351)
          Inventories                                                 (127,023)     (39,258)
          Prepaid expenses and other assets                             (9,939)      (4,899)
          Accounts payable                                              62,332       33,623
          Accrued expenses                                             (10,018)       7,371
                                                                     ---------    ---------
Net cash (used in) provided by operating activities                    (86,074)       3,333
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                (13,379)      (6,529)
   Proceeds from sale of assets                                           --             31
   Acquisitions                                                         (3,506)        --
   Other assets and lease acquisition costs                            (27,117)      (2,191)
                                                                     ---------    ---------
Net cash used in investing activities                                  (44,002)      (8,689)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common shares                           3,070          226
   Net proceeds (payments) under long-term credit facility             128,705          (28)
                                                                     ---------    ---------
Net cash provided by financing activities                              131,775          198
                                                                     ---------    ---------

Net increase (decrease) in cash and equivalents                          1,699       (5,158)
Cash and equivalents, beginning of period                                6,027       20,895
                                                                     ---------    ---------
Cash and equivalents, end of period                                  $   7,726    $  15,737
                                                                     =========    =========


Non-cash transactions:
   Issuance of common shares related to acquisition                  $   5,500         --
   Contribution made in treasury shares                              $   1,080         --


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 29, 2000
                                   (UNAUDITED)


================================================================================

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as 17 Filene's Basement stores specializing in high-end brand name men's and women's apparel, accessories and home goods and a chain of better-branded off-price shoe stores under the name "DSW Shoe Warehouse."

     To facilitate comparisons with the current year, certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

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

     The purchase price included cash of $3.5 million paid at closing, and 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $30.6 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition will be accounted for as a purchase. Preliminary amounts have been determined using available financial information and management estimates. Final allocation of the purchase price will be determined based on the completion of a fair market valuation of the net assets acquired.

     The acquisition was funded by cash from operations and a portion of the proceeds from the New Bank Facility.

     Accordingly, the results of operations for the three months ended April 29, 2000 include the operations of Filene's for the six week period beginning March 17, 2000. The following unaudited pro forma consolidated financial results are presented as if the March 2000 acquisition had taken place at the beginning of the quarter ended April 29, 2000 and May 1, 1999. The pro forma results are not indicative of results of operations in future or in the period presented below. Included in the pro forma results are the adjustments to depreciation and amortization based on the purchase price allocation, the effects of the issuance of additional common shares and interest on acquisition related borrowings (in thousands, except per share amounts):

                                                                         2000                  1999
                                                                      ----------            -------
                     Net Sales                                          $495,454             $481,304
                     Net Loss                                           $ (3,877)            $   (427)

                     Basic and diluted earnings per share               $  (0.12)            $  (0.01)

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 29, 2000
                                   (UNAUDITED)

================================================================================

3.   SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Stores and Filene's Basement stores, acquired effective March 17, 2000. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition.


     THREE MONTH PERIOD ENDED APRIL 29, 2000 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE    TOTAL
                                                  ----------        ---       --------     ---------    -----
                  Net sales                         $347,807      $88,387      $25,859                  $462,053
                  Operating profit                       347        2,991        2,397                     5,735
                  Identifiable assets                832,675       59,621       61,185      $30,972      984,453
                  Capital expenditures                11,259        2,120            0                    13,379
                  Depreciation and amortization        7,980          475          380          966        9,801


     THREE MONTH PERIOD ENDED MAY 1, 1999 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE    TOTAL
                                                  ----------        ---       --------     ---------    -----
                  Net sales                         $288,078      $56,403                               $344,481
                  Operating profit                     3,262        1,996                                  5,258
                  Identifiable assets                527,190       56,255                   $32,904      616,349
                  Capital expenditures                 5,941          588                                  6,529
                  Depreciation and amortization        6,611          450                       823        7,884

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
===============================================================================


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Income.


                                                                            Three Months Ended
                                                              ---------------------------------------------
                                                                April 29, 2000               May 1, 1999
                                                                --------------               -----------

Net sales                                                            100.0%                    100.0%

Gross profit                                                          38.5                      37.6

Selling, general and administrative expenses                         (37.8)                    (36.8)

License fees from affiliates and other operating income                0.5                       0.7
                                                                   -------                   -------

Operating profit                                                       1.2                       1.5

Interest expense, net, and (loss) gain on disposals                   (1.1)                     (0.7)

Equity in loss of joint venture                                       (0.1)                        -
                                                                   -------                   -------

Income before income taxes                                             0.0                       0.8

Provision for income taxes                                             0.0                      (0.3)
                                                                   -------                   -------

Net income                                                             0.0%                      0.5%
                                                                    ======                   =======

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.


================================================================================

THREE  MONTHS ENDED APRIL 29, 2000 COMPARED TO THREE MONTHS ENDED MAY 1, 1999

       The Company's net sales increased $117.6 million, or 34.1%, from $344.5 million to $462.1 million. Comparable store sales increased 6.5%. Net sales for the department stores ("Value City") increased $52.9 million, or 21.5%, from $245.7 million to $298.6 million. Value City's comparable store sales increased 4.2%, or $10.3 million. The shoe departments in Value City's stores contributed net sales of $49.2 million with comparable store sales increase of 1.9%. For the quarter, non-apparel sales increased 12.2% and apparel sales increased 24.0%. On a comparable store basis, non-apparel sales increased 5.1% and apparel sales increased 7.2%. DSW Shoe Warehouse ("DSW") achieved sales of $88.4 million with a 20.5% comparable store sales increase. This year's first quarter includes $25.9 million of net sales for the 17 Filene's Basement stores acquired effective March 17, 2000.

       Gross profit increased $48.1 million from $129.6 million to $177.7 million, and increased as a percentage of sales from 37.6% to 38.5% due primarily to a decrease in the level of markdowns as a percentage of sales.

       Selling, general and administrative expenses ("SG&A") increased $47.6 million from $126.8 million to $174.4 million, and increased as a percentage of sales from 36.8% to 37.8%. $25 million of the increase in SG&A is attributable to new stores, net of closed stores, increased distribution and transportation costs account for $6.6 million, approximately $1.7 million related to home office overhead costs and $5.3 million related to comparable store operations. SG&A expenses for Filene's Basement were $9.0 million. New store pre-opening expenses for the quarter were $1.2 million greater than last year.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.1 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally takes eight to ten weeks. Pre-opening costs are expensed as incurred. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. 14 department stores opened less than twelve months had a pre-tax net operating loss of $1.4 million for the current three month period including $2.6 million of pre-opening expenses. Four stores opened less than 12 months during last year's three month period had a pre-tax net operating loss of $0.6 million. 16 DSW stores opened less than twelve months had a pre-tax net operating loss of $1.7 million, including $1.7 million of pre-opening expenses. Seven stores opened less than twelve months during last year's three month period had a pre-tax net operating loss of $0.2 million after recognizing $0.7 million of pre-opening expenses.

       License fees from affiliates and other operating income were approximately $2.4 million for both periods and declined as a percentage of sales from 0.7% of sales to 0.5%.

       Operating profit increased $0.5 million from $5.2 million to $5.7 million and decreased as a percentage of sales from 1.5% to 1.2%.

       Interest expense, net of interest income, increased $2.9 million from $2.5 million to $5.4 million and increased as a percentage of sales from 0.7% to 1.1%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. The loss increased from $0.1 million to $0.3 million.

       Income before provision for income taxes decreased $2.6 million from $2.7 million to $0.1 million, and decreased as a percentage of sales from 0.8% to 0.0% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.


================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $277.1 million at April 29, 2000 compared to $205.0 million at May 1, 1999. Current ratios at those dates were each 1.8.

     Net cash (used in) provided by operating activities totaled ($86.1) million and $3.3 million for the three months ended April 29, 2000 and May 1, 1999, respectively.

     Net income, adjusted for depreciation and amortization, provided $9.9 million of operating cash flow for the three months ended April 29, 2000. This was decreased by $64.7 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $31.3 million.

     During the three months ended April 29, 1999, net income adjusted for depreciation and amortization, provided $9.4 million of operating cash flow. This was reduced by $5.6 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $0.5 million.

     Net cash used in investing activities totaled $44.0 million and $8.7 million for the three months ended April 29, 2000 and May 1, 1999, respectively.

        Net cash used for capital expenditures was $13.4 million and $6.5 million for the three months ended April 29, 2000 and May 1, 1999, respectively. During the 2000 period, capital expenditures included $7.6 million for new stores, $2.2 million on existing stores, $2.0 million for MIS equipment upgrades and new systems and $1.6 million for other capital expenditures.

     On March 17, 2000, the Company renegotiated its credit facility and replaced the existing facility with a $300 million Amended and Restated Credit Agreement, dated as of March 15, 2000 (the "New Bank Facility"). It has a three year term ending March 15, 2003 and replaced a $167.5 million facility that would have matured in May 2001. The New Bank Facility is secured only by a pledge of the stock of Base Acquisition and the Filene's assets acquired. See
Note 2. It provides for various borrowing rates, currently equal to 200 basis points over LIBOR. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% through March 2001. The interest rate on $35.0 million has been locked in at a fixed annual rate of 6.99% through April 18, 2003.

     On March 17, 2000, the Company also closed a $75.0 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000 (the "Senior Facility") with Prudential Securities Credit Corporation ("Prudential"), as lender. The Senior Facility also bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. However, if the Company has not repaid the Senior Facility prior to March 17, 2001, from the proceeds of an equity offering or other subordinated debt acceptable to the lenders under the New Bank Facility, then after that date Prudential has the right to convert the debt into stock of the Company at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. After that date, Prudential also has the right to require SSC, the owner of a majority of the Company's outstanding stock, to purchase the Senior Facility at par plus accrued interest, pursuant to the terms of a Put Agreement, dated as of March 15, 2000 between Prudential and SSC. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, at closing in consideration for entering into the Put Agreement.

     Both the New Bank Facility and the Senior Facility contain customary, affirmative and negative covenants, including certain financial covenants. At April 29, 2000, the LIBOR rate was 6.13%, borrowings aggregated $189,000,000 and $39.0 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility.

     The Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM's $25.0 million revolving line of credit. At April 29, 2000, the aggregate amounts guaranteed were $8.0 million.

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

     The Filene's acquisition was funded by cash from operations and a portion of the proceeds from the New Bank Facility.

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


INCOME TAXES

     The effective tax rate for the three months ended April 29, 2000 and May 1, 1999 was 40.2% and 41.7%, respectively.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, other filings with the Security and Exchange Commission or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for the Company's merchandise, the ability to repay the $75.0 million Senior Facility through an equity offering or refinancing, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

                           PART II - OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       VALUE CITY DEPARTMENT STORES, INC.
===============================================================================


A. The Company held its 1999 Annual Meeting of Shareholders on June 1, 2000. Holders of 29,655,472 Common Shares of the Company were present representing 88.82% of the Company's 33,389,422 Common Shares issued and outstanding and entitled to vote at the meeting.


B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.


         Name                                        Votes For                  Votes Withheld
         Henry L. Aaron                             28,023,924                     1,631,548
         Ari Deshe                                  28,028,615                     1,626,857
         Jon P. Diamond                             28,028,206                     1,627,266
         Martin P. Doolan                           28,028,763                     1,626,709
         Richard Gurian                             28,024,025                     1,631,447
         Dr. Norman Lamm                            28,028,625                     1,626,847
         David L. Nichols                           28,029,125                     1,626,347
         Geraldine Schottenstein                    28,028,992                     1,626,480
         Jay L. Schottenstein                       28,028,992                     1,626,480
         Saul Schottenstein                         28,028,892                     1,626,580
         Robert L. Shook                            28,023,729                     1,631,743
         Robert M. Wysinski                         28,029,019                     1,626,453


C. The proposal to approve an amendment increasing the number of common shares available for issuance under the Company's 1991 Stock Option Plan from 3,000,000 to 4,000,000 passed with 26,747,548 shares voting in favor, 2,904,815 shares voting against and 3,108 shares abstaining. In addition, the proposal to approve an amendment increasing the number of common shares available for issuance under the Company's Non-employee Director Stock Option from 130,000 to 250,000 passed with 29,273,835 shares voting in favor, 375,580 shares voting against and 6,054 shares abstaining.

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


Date: June 9, 2000
------------------

-------------------------------------------------------------------------------
* Mr. Wysinski is the principal financial officer and has been duly authorized to sign on behalf of the registrant.