Form 10-Q
period 2000-07-29
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-09-12
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.

             (Exact name of registrant as specified in its charter)


              Ohio                                 31-1322832
----------------------------------         -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


             3241 Westerville Road, Columbus, Ohio              43224

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


              Class                         Outstanding at September 9, 2000
-------------------------------             --------------------------------
Common Stock, Without Par Value                    33,576,430 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           July 29, 2000 and January 29, 2000                                                 3

                     Consolidated Statements of Income for the three and
                           six months ended July 29, 2000 and July 31, 1999                                   4

                     Consolidated Statements of Cash Flows for the six months
                           ended July 29, 2000 and July 31, 1999                                              5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 13


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

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Second Quarter Form 10-Q             15


                  Part B:    Reports on Form 8-K                                                             N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                                  JULY 29,           JANUARY 29,
                                                                                    2000                2000
                                                                               -----------            --------
ASSETS

Current assets:
   Cash and equivalents                                                         $   15,146            $  6,027
   Accounts receivable, net                                                         17,857              10,131
   Receivables from affiliates                                                       3,223                 299
   Inventories                                                                     598,912             412,479
   Prepaid expenses and other assets                                                10,192               8,544
   Deferred income taxes                                                            23,475              18,052
                                                                               -----------            --------
      Total current assets                                                         668,805             455,532

Property and equipment, at cost:
   Furniture, fixtures and equipment                                               222,471             191,632
   Leasehold improvements                                                          159,910             142,066
   Land and building                                                                 1,831               1,376
   Capital leases                                                                   38,347              42,328
                                                                               -----------            --------
                                                                                   422,559             377,402
   Accumulated depreciation and amortization                                      (186,015)           (169,907)
                                                                               -----------            --------
Property and equipment, net                                                        236,544             207,495

Investment in joint venture                                                          9,492               9,679
Goodwill and tradenames, net                                                        55,998              45,566
Lease acquisition costs, net                                                        32,998              11,825
Other assets                                                                        42,281              14,084
                                                                               -----------            --------
      Total assets                                                              $1,046,118            $744,181
                                                                                ==========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $  278,474            $164,196
   Accounts payable to affiliates                                                   13,380               4,532
   Accrued expenses:
      Compensation                                                                  16,751              17,118
      Taxes                                                                         21,891              22,604
      Other                                                                         58,414              41,611
   Current maturities of long-term obligations                                         700                 460
                                                                               -----------            --------
      Total current liabilities                                                    389,610             250,521

Long-term obligations, net of current maturities                                   298,663             144,168
Deferred income taxes and other noncurrent  liabilities                              6,790               7,131

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized; issued, including treasury shares, 33,572,130 shares and
        32,770,467 shares, respectively                                            121,604             114,733
   Contributed capital                                                              18,584              17,868
   Retained earnings                                                               213,068             212,946
   Deferred compensation expense, net                                               (2,142)             (2,513)
   Treasury shares, at cost, 7,651 shares and 87,651 shares, respectively
      shares respectively                                                              (59)               (673)
                                                                               -----------            --------
      Total shareholders' equity                                                   351,055             342,361
                                                                               -----------            --------
      Total liabilities and shareholders' equity                                $1,046,118            $744,181
                                                                                ==========            ========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     ------------------------    ------------------------
                                                      JULY 29,      JULY 31,      JULY 29,       JULY 31,
                                                        2000          1999          2000          1999
                                                     ----------    ----------    ----------    ----------

Net sales, excluding sales of licensed departments   $  528,246    $  372,812    $  990,299    $  717,293
Cost of sales                                          (327,958)     (232,543)     (612,279)     (447,402)
                                                     ----------    ----------    ----------    ----------
   Gross profit                                         200,288       140,269       378,020       269,891

Selling, general and administrative expenses           (197,063)     (133,661)     (371,255)     (260,582)
License fees from affiliates                              2,731         1,831         4,650         3,354
Other operating income                                    1,156         1,028         1,433         2,030
                                                     ----------    ----------    ----------    ----------
   Operating profit                                       7,112         9,467        12,848        14,693

Interest expense, net                                    (7,963)       (2,424)      (13,318)       (4,872)
Gain on disposal of assets, net                             861            34           841            47
                                                     ----------    ----------    ----------    ----------
   Income before equity in gain (loss) of joint
       venture and provision for income taxes                10         7,077           371         9,868
Equity in gain (loss) of joint venture                      107          (245)         (161)         (356)
                                                     ----------    ----------    ----------    ----------
   Income before provision for income taxes                 117         6,832           210         9,512

Provision for income taxes                                  (49)       (2,870)          (87)       (3,988)
                                                     ----------    ----------    ----------    ----------
   Net income                                        $       68    $    3,962    $      123    $    5,524
                                                     ==========    ==========    ==========    ==========



Basic and diluted earnings per share                 $     0.00    $     0.12    $     0.00    $     0.17
                                                     ==========    ==========    ==========    ==========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================

                                                                    SIX MONTHS ENDED
                                                                ----------------------
                                                                 JULY 29,     JULY 31,
                                                                  2000         1999
                                                                ---------    ---------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $     123    $   5,524
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                               18,985       15,974
       Deferred income taxes and other noncurrent liabilities      (2,154)      (3,525)
       Equity in loss of joint venture                                161          356
       Gain on disposal of assets                                    (841)         (47)
       Change in working capital, assets and liabilities
         excluding effect of acquisition:
          Receivables                                              (8,446)      (7,770)
          Inventories                                            (160,221)     (95,127)
          Prepaid expenses and other assets                           696       (2,757)
          Accounts payable                                        105,191       43,066
          Accrued expenses                                        (11,559)       5,038
                                                                ---------    ---------
Net cash used in operating activities                             (58,065)     (39,268)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                           (34,480)     (16,358)
   Proceeds from sale of assets                                       116           73
   Acquisitions                                                    (3,506)        --
   Other assets and lease acquisition costs                       (25,022)      (3,548)
                                                                ---------    ---------
Net cash used in investing activities                             (62,892)     (19,833)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common shares                      1,371          470
   Net proceeds under long-term credit facility                   128,705       50,942
                                                                ---------    ---------
Net cash provided by financing activities                         130,076       51,412
                                                                ---------    ---------

Net increase (decrease) in cash and equivalents                     9,119       (7,689)
Cash and equivalents, beginning of period                           6,027       20,895
                                                                ---------    ---------
Cash and equivalents, end of period                             $  15,146    $  13,206
                                                                =========    =========



Non-cash transactions:
   Issuance of common shares related to acquisition             $   5,500
   Contribution made in treasury shares                         $   1,080
   Issuance of restricted shares                                             $     996


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999
                                   (UNAUDITED)

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

     The purchase price included cash of $3.5 million paid at closing, and 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $30.6 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition was accounted for as a purchase. Accordingly, the results of operations include the operations of Filene's from the date of acquisition. Preliminary amounts have been determined using available financial information and management estimates. Final allocation of the purchase price will be determined based on the completion of a fair market valuation of the net assets acquired.

     The acquisition was funded by cash from operations and a portion of the proceeds from the New Bank Facility.

     The following unaudited pro forma consolidated financial results are presented as if the acquisition had taken place at the beginning of the respective fiscal years. The pro forma results are not indicative of results of operations in the future or in the period presented below. Included in the pro forma results are the adjustments to depreciation and amortization based on the purchase price allocation, the effects of the issuance of additional common shares and interest on acquisition related borrowings (in thousands, except per share amounts):

                                                                         2000                  1999
                                                                      ----------            ---------
                     Net Sales                                        $1,023,700             $854,116
                     Net (Loss) Income                                $   (3,809)            $  3,535

                     Basic and diluted earnings per share             $    (0.12)            $   0.11

3.   SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Stores and Filene's Basement stores, acquired effective March 17, 2000. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit which is defined as income before interest expense, other non-operating income and income taxes. Corporate assets include goodwill and loan costs related to acquisitions.

     THREE MONTH PERIOD ENDED JULY 29, 2000:

                                                     VALUE CITY        DSW       FILENE'S   CORPORATE     TOTAL
                Net sales                              $364,268      $101,139    $62,839                $528,246
                Operating profit                         (2,017)        5,797      3,332                   7,112
                Capital expenditures                     16,916         3,709        476                  21,101
                Depreciation and amortization             6,706           931        620        $927       9,184



     SIX MONTH PERIOD ENDED JULY 29, 2000:

                                                     VALUE CITY        DSW       FILENE'S   CORPORATE     TOTAL
                Net sales                              $710,907      $189,526    $89,866                $990,299
                Operating profit (loss)                  (2,023)        9,142      5,729                  12,848
                Capital expenditures                     28,175         5,829        476                  34,480
                Depreciation and amortization            14,686         1,406      1,000      $1,893      18,985
                Identifiable assets                     850,979        79,424     86,338      29,377   1,046,118

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
================================================================================

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net owned sales of the listed items included in the Company's Consolidated Statements of Income.

--------------------------------------------------------------------------------

                                                  3 months ended                               Six Months Ended
                                           ------------------------------            ---------------------------------
                                          July 29, 2000     July 31, 1999            July 29, 2000       July 31, 1999
                                          -------------     -------------            -------------       -------------
Net sales, excluding sales of
   licensed departments                    100.0%                100.0%                  100.0%             100.0%

Gross profit                                37.9                  37.6                    38.2               37.6

Selling, general and
   administrative expenses                 (37.3)                (35.9)                  (37.5)             (36.3)

License fees from affiliates                 0.5                   0.5                     0.5                0.5

Other operating income                       0.2                   0.3                     0.1                0.3
                                        --------               -------                --------            -------


Operating profit                             1.3                   2.5                     1.3                2.1

Interest expense, net and
   gain on disposals                        (1.3)                 (0.6)                   (1.3)              (0.7)

Equity in loss of joint venture                -                  (0.1)                      -                 -
                                        --------               -------                --------            -------

Income before income taxes                     -                   1.8                       -                1.4

Provision for income taxes                     -                  (0.7)                      -               (0.6)
                                        --------               -------                --------            -------

Net income                                   0.0%                  1.1%                    0.0%               0.8%
                                        ========               =======                ========            =======

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

THREE  MONTHS ENDED JULY 29, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

       The Company's net sales increased $155.4 million, or 41.7%, from $372.8 million to $528.2 million. Comparable store sales increased 3.2%. Net sales for the department stores ("Value City") increased $40.2 million, or 14.6%, from $276.0 million to $316.2 million. Value City's comparable store sales decreased 2.4%, or $6.4 million. The shoe departments in Value City's stores contributed net sales of $46.7 million with comparable store sales increase of 8.8%. For the quarter, non-apparel sales increased 19.8% and apparel sales increased 12.9%. On a comparable store basis, non-apparel sales increased 1.2% and apparel sales decreased 3.5%. DSW Shoe Warehouse ("DSW") achieved sales of $101.1 million with a 26.8% comparable store sales increase. This quarter includes $62.8 million of net sales for the 17 Filene's Basement stores acquired effective March 17, 2000.

       Gross profit increased $60.0 million from $140.3 million to $200.3 million, and increased as a percentage of sales from 37.6% to 37.9% due primarily to a decrease in the level of markdowns associated with our shoe business.

       Selling, general and administrative expenses ("SG&A") increased $63.4 million from $133.7 million to $197.1 million, and increased as a percentage of sales from 35.9% to 37.3%. $22.0 million of the increase in SG&A is attributable to new stores, net of closed stores, increased distribution and transportation costs account for $11.8 million, approximately $7.6 million related to home office overhead costs and $3.0 million related to comparable store operations. SG&A expenses for Filene's Basement were $19.0 million. New store pre-opening expenses for the quarter were $1.6 million greater than last year.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.1 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally takes eight to ten weeks. Pre-opening costs are expensed as incurred. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-six department stores opened less than twelve months had a pre-tax net operating loss of $0.6 million for the current three month period including $1.3 million of pre-opening expenses. Five stores opened less than 12 months during last year's three month period had a pre-tax net operating loss of $0.0 million. Twenty DSW stores opened less than twelve months had a pre-tax net operating profit of $5.4 million, including $1.6 million of pre-opening expenses. Four stores opened less than twelve months during last year's three month period had a pre-tax net operating loss of $0.2 million after recognizing $0.5 million of pre-opening expenses.

       License fees from affiliates and other operating income increased from $2.9 million to $3.9 million and decreased as a percentage of sales from 0.8% of sales to 0.7%. One half of the $1.0 million increase is attributable to stronger sales in the VCM joint venture and the remainder relates to the Filene's Basement stores.

       Operating profit decreased $2.4 million from $9.5 million to $7.1 million and decreased as a percentage of sales from 2.5% to 1.3%.

       Interest expense, net of interest income, increased $5.6 million from $2.4 million to $8.0 million and increased as a percentage of sales from 0.7% to 1.5%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels.

       Equity in the gain of the joint venture represents the Company's fifty percent interest in VCM, Ltd. ("VCM"), a joint venture with Mazel Stores, Inc. The gain increased from $0.1 million versus a loss of $0.2 million.

       Income before provision for income taxes decreased $6.7 million from $6.8 million to $0.1 million, and decreased as a percentage of sales from 1.8% to 0.0% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

SIX  MONTHS ENDED JULY 29, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999
================================================================================

       The Company's net sales increased $273.0 million, or 38.1%, from $717.3 million to $990.3 million. Comparable store sales increased 4.8%. Net sales for the department stores ("Value City") increased $92.0 million, or 17.6%, from $54.6 million to $613.6 million. Value City's comparable store sales increased 0.8%, or $3.9 million. The shoe departments in Value City's stores contributed net sales of $94.4 million with comparable store sales increase of 5.2%. For the six months ended July 29, 2000, non-apparel sales increased 16.2% and apparel sales increased 18.1%. On a comparable store basis, non-apparel sales decreased 1.9% and apparel sales increased 1.6%. DSW Shoe Warehouse ("DSW") achieved sales of $189.5 million with a 23.6% comparable store sales increase. This year's six months ended July 29, 2000 includes $89.9 million of net sales for the 17 Filene's Basement stores acquired effective March 17, 2000.

       Gross profit increased $108.1 million from $269.9 million to $378.0 million, and increased as a percentage of sales from 37.6% to 38.2% due primarily to a decrease in the level of markdowns as a percentage of sales.

       Selling, general and administrative expenses ("SG&A") increased $110.7 million from $260.6 million to $371.3 million, and increased as a percentage of sales from 36.3% to 37.5%. $49.2 million of the increase in SG&A is attributable to new stores, net of closed stores, increased distribution and transportation costs account for $18.5 million, approximately $8.0 million related to home office overhead costs and $8.2 million related to comparable store operations. SG&A expenses for Filene's Basement were $26.8 million. New store pre-opening expenses for the six month period were $1.0 million greater than last year.

       Twenty-six department stores opened less than twelve months had a pre-tax net operating loss of $1.2 million for the current three month period including $3.9 million of pre-opening expenses. Five stores opened less than 12 months during last year's six month period had a pre-tax net operating loss of $1.3 million. Twenty DSW stores opened less than twelve months had a pre-tax net operating income of $1.9 million, including $3.2 million of pre-opening expenses. Ten DSW stores opened less than twelve months during last year's six month period had a pre-tax net operating loss of $0.7 million after recognizing $0.5 million of pre-opening expenses.

       License fees from affiliates and other operating income increased from $5.4 million to $6.1 million and declined as a percentage of sales from 0.8% of sales to 0.6%.

       Operating profit decreased $1.9 million from $14.7 million to $12.8 million and decreased as a percentage of sales from 2.1% to 1.3%.

       Interest expense, net of interest income, increased $8.4 million from $4.9 million to $13.3 million and increased as a percentage of sales from 0.7% to 1.3%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in VCM. The loss decreased from $0.4 million to $0.2 million.

       Income before provision for income taxes decreased $9.3 million from $9.5 million to $0.2 million, and decreased as a percentage of sales from 1.4% to 0.0% as a result of the above factors.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $279.2 million at July 29, 2000 compared to $205.0 million at January 29, 2000. Current ratios at those dates were each 1.72 and 1.82, respectively.

     Net cash used in operating activities totaled $58.1 million and $39.3 million for the six months ended July 29, 2000 and July 31, 1999, respectively.

     Net income, adjusted for depreciation and amortization, provided $19.1 million of operating cash flow for the six months ended July 29, 2000. This was decreased by $55.0 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $22.2 million.

     During the six months ended July 31, 1999, net income adjusted for depreciation and amortization, provided $21.5 million of operating cash flow. This was reduced by $52.1 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $8.7 million.

     Net cash used in investing activities totaled $62.9 million and $19.8 million for the six months ended July 29, 2000 and July 31, 1999, respectively.

        Net cash used for capital expenditures was $34.5 million and $16.4 million for the six months ended July 29, 2000 and July 31, 1999, respectively. During the 2000 period, capital expenditures included $12.9 million for new stores, $5.5 million on existing stores, $4.6 million for MIS equipment upgrades and new systems, $6.2 million for relocation for office warehousing and operations for the shoe business and $5.3 million for other capital expenditures.

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

     Both the New Bank Facility and the Senior Facility contain customary, affirmative and negative covenants, including certain financial covenants. At July 29, 2000, the LIBOR rate was 6.62%, borrowings aggregated $192,000,000 and $35.1 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility.

     The Company has provided an unconditional guarantee of fifty percent of amounts outstanding on VCM's $25.0 million revolving line of credit. At April 29, 2000, the aggregate amounts guaranteed were $11.5 million.

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


INCOME TAXES

     The effective tax rate for the six months ended July 29, 2000 and July 31, 1999 was 41.4% and 41.9%, respectively.


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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, other filings with the Securities and Exchange Commission or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for the Company's merchandise, the ability to repay the $75.0 million Senior Facility through an equity offering or refinancing, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments as of July 29, 2000 is not material.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        VALUE CITY DEPARTMENT STORES, INC.
                                                   (Registrant)



                                        By /s/ James A. McGrady
                                        James A. McGrady
                                        Chief Financial Officer and Treasurer*


Date:  September 11, 2000
-----  ------------------


--------------------------------------------------------------------------------
* Mr. McGrady is the principal financial officer and has been duly authorized to sign on behalf of the registrant.