Form 10-Q
period 2000-10-28
VALUE CITY DEPARTMENT STORES INC /OH
filed 2000-12-12
CIK 874444

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 28, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.

             (Exact name of registrant as specified in its charter)


           OHIO                                                 31-1322832
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                3241 Westerville Road, Columbus, Ohio              43224

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

                  Yes   X          No
                      -----           -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT DECEMBER 7, 2000
-------------------------------                 -------------------------------
Common Stock, Without Par Value                         33,568,779 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets
                           October 28, 2000 and January 29, 2000                                              3

                     Consolidated Statements of Operations for the three and
                           nine months ended October 28, 2000 and October 30, 1999                            4

                     Consolidated Statements of Cash Flows for the nine months
                           ended October 28, 2000 and October 30, 1999                                        5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 13


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

         Item 6.  Exhibits and Reports on Form 8-K

                  Part A:    Exhibit 27     Financial Data Schedule for Third Quarter Form 10-Q              15


                  Part B:    Reports on Form 8-K        A Form 8-K was filed on November 3, 2000
                                                          relating to Item 5 - "Other Items".

                       VALUE CITY DEPARTMENT STORES, INC.
                        PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

================================================================================

                                                                                      OCTOBER 28,         JANUARY 29,
                                                                                         2000                2000
                                                                                      -----------         -----------
ASSETS

Current assets:
   Cash and equivalents                                                                $   5,114           $   6,027
   Accounts receivable, net                                                               50,528              10,131
   Receivables from affiliates                                                            10,260                 299
   Inventories                                                                           502,916             412,479
   Prepaid expenses and other assets                                                       7,723               8,544
   Deferred income taxes                                                                  25,919              18,052
                                                                                       ---------           ---------
      Total current assets                                                               602,460             455,532

Property and equipment, at cost:
   Furniture, fixtures and equipment                                                     230,123             191,632
   Leasehold improvements                                                                169,153             142,066
   Land and building                                                                       4,996               1,376
   Capital leases                                                                         38,203              42,328
                                                                                       ---------           ---------
                                                                                         442,475             377,402
   Accumulated depreciation and amortization                                            (197,553)           (169,907)
                                                                                       ---------           ---------
      Property and equipment, net                                                        244,922             207,495

Investment in joint venture                                                                8,941               9,679
Goodwill and tradenames, net                                                              55,202              45,566
Lease acquisition costs, net                                                              32,571              11,825
Other assets                                                                              42,950              14,084
                                                                                       ---------           ---------
      Total assets                                                                     $ 987,046           $ 744,181
                                                                                       =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $ 213,467           $ 164,196
   Accounts payable to affiliates                                                         30,865               4,532
   Accrued expenses:
      Compensation                                                                        19,035              17,118
      Taxes                                                                               29,570              22,604
      Other                                                                               57,122              41,611
   Current maturities of long-term obligations                                               539                 460
                                                                                       ---------           ---------
      Total current liabilities                                                          350,598             250,521

Long-term obligations, net of current maturities                                         356,597             144,168
Deferred income taxes and other noncurrent  liabilities                                    6,859               7,131

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized; issued, including treasury shares, 33,572,530 shares and
       32,992,122 shares, respectively                                                   121,607             114,733
   Contributed capital                                                                    18,620              17,868
   Retained earnings                                                                     134,054             212,946
   Deferred compensation expense, net                                                     (1,230)             (2,513)
   Treasury shares, at cost, 7,651 shares and 87,651 shares, respectively
      shares respectively                                                                    (59)               (673)
                                                                                       ---------           ---------
      Total shareholders' equity                                                         272,992             342,361
                                                                                       ---------           ---------
      Total liabilities and shareholders' equity                                       $ 987,046           $ 744,181
                                                                                       =========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

================================================================================

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               ------------------------------         ------------------------------
                                                               OCTOBER 28,        OCTOBER 30,         OCTOBER 28,        OCTOBER 30,
                                                                  2000               1999                2000               1999
                                                               -----------        -----------         -----------        -----------


Net sales, excluding sales of licensed departments              $ 559,820          $ 441,281          $ 1,550,119        $1,158,574
Cost of sales                                                    (446,973)          (272,109)          (1,059,252)         (719,511)
                                                                ---------          ---------          -----------        ----------
   Gross profit                                                   112,847            169,172              490,867           439,063

Selling, general and administrative expenses                     (235,835)          (155,558)            (607,090)         (416,140)
License fees from affiliates                                        1,599              1,640                6,248             4,463
Other operating income                                                614              1,372                2,048             3,933
                                                                ---------          ---------          -----------        ----------
   Operating (loss) profit                                       (120,775)            16,626             (107,927)           31,319

Interest expense, net                                              (7,873)            (3,288)             (21,191)           (8,160)
(Loss) gain on disposal of assets, net                               (597)                32                  244                79
                                                                ---------          ---------          -----------        ----------
   (Loss) income before equity in loss of joint
       venture and benefit (provision) for income taxes          (129,245)            13,370             (128,874)           23,238
Equity in loss of joint venture                                      (551)              (168)                (712)             (525)
                                                                ---------          ---------          -----------        ----------
   (Loss) income before benefit (provision) for
       income taxes                                              (129,796)            13,202             (129,586)           22,713

Benefit (provision) for income taxes                               50,781             (5,504)              50,694            (9,492)
                                                                ---------          ---------          -----------        ----------
   Net (loss) income                                            $ (79,015)         $   7,698          $   (78,892)       $   13,221
                                                                =========          =========          ===========        ==========



Basic (loss) earnings per share                                 $   (2.35)         $    0.24          $     (2.36)       $     0.41
                                                                =========          =========          ===========        ==========

Diluted (loss) earnings per share                               $   (2.35)         $    0.23          $     (2.36)       $     0.40
                                                                =========          =========          ===========        ==========




The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                      -------------------------------
                                                                      OCTOBER 28,         OCTOBER 30,
                                                                          2000                1999
                                                                      -----------         -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                      $ (78,892)          $  13,221
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
       Depreciation and amortization                                      32,854              24,345
       Deferred income taxes and other noncurrent liabilities            (32,183)             (5,847)
       Equity in loss of joint venture                                       712                 525
       Gain on disposal of assets                                           (244)                (59)
       Change in working capital, assets and liabilities
         excluding effect of acquisition:
          Receivables                                                    (48,154)             (6,218)
          Inventories                                                    (64,224)           (150,926)
          Prepaid expenses and other assets                                3,165              (1,864)
          Accounts payable                                                59,983              72,647
          Accrued expenses                                                10,809              24,930
                                                                       ---------           ---------
Net cash used in operating activities                                   (116,174)            (29,246)
                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                  (55,052)            (28,297)
   Proceeds from sale of assets                                              359                  98
   Acquisitions                                                           (3,506)               --
   Other assets and lease acquisition costs                              (14,392)             (5,329)
                                                                       ---------           ---------
Net cash used in investing activities                                    (72,591)            (33,528)
                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common shares                             1,374                 937
   Net proceeds under long-term credit facility                          186,478              67,912
                                                                       ---------           ---------
Net cash provided by financing activities                                187,852              68,849
                                                                       ---------           ---------

Net (decrease) increase in cash and equivalents                             (913)              6,075
Cash and equivalents, beginning of period                                  6,027              20,895
                                                                       ---------           ---------
Cash and equivalents, end of period                                    $   5,114           $  26,970
                                                                       =========           =========



Non-cash transactions:
   Issuance of common shares related to acquisition                    $   5,500
   Contribution made in treasury shares                                $   1,080
   Issuance of restricted shares                                                           $   2,646


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                  (UNAUDITED)

================================================================================

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. ("VCDS") and its wholly owned subsidiaries. These entities are herein referred to collectively as the "Company." The Company operates a chain of full-line, off-price department stores, principally under the name "Value City," as well as 19 Filene's Basement stores specializing in high-end brand name men's and women's apparel, accessories and home goods and a chain of better-branded off-price shoe stores under the name "DSW Shoe Warehouse."

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

     The purchase price included cash of $3.5 million paid at closing, and 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $30.6 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition was accounted for as a purchase. Accordingly, the results of operations include the operations of Filene's from the date of acquisition. Preliminary amounts have been determined using available financial information and management estimates. Final allocation of the purchase price will be determined based on the completion of a fair market valuation of the net assets acquired and settlement of certain matters with the creditors committee.

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

                                                            2000                 1999
                                                         ----------           ----------
               Net Sales                                 $1,583,520           $1,424,309
               Net Loss                                  $  (82,824)          $  (40,610)

               Basic and diluted loss per share          $    (2.47)          $    (1.22)

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

     THREE MONTH PERIOD ENDED OCTOBER 28, 2000: (AMOUNTS IN THOUSANDS)

                                                VALUE CITY             DSW             FILENE'S         CORPORATE         TOTAL
         Net sales                              $ 375,525           $111,472           $72,823                         $ 559,820
         Operating (loss) profit                 (125,027)             5,906            (1,654)                         (120,775)
         Capital expenditures                      14,298              3,891             2,383                            20,572
         Depreciation and amortization              8,884                785             3,272               928         $13,869

     NINE MONTH PERIOD ENDED OCTOBER 28, 2000: (AMOUNTS IN THOUSANDS)

                                                VALUE CITY             DSW             FILENE'S         CORPORATE         TOTAL
         Net sales                              $1,086,432          $300,998           $162,689                        $1,550,119
         Operating (loss) profit                  (127,050)           15,048              4,075                          (107,927)
         Capital expenditures                       42,473             9,720              2,859                            55,052
         Depreciation and amortization              23,570             2,191              4,272            2,821           32,854
         Identifiable assets                       720,346            98,373            139,526           28,801       $  987,046


4.   LONG-TERM CREDIT FACILITY

     The Company has amended and restated its $300 million bank credit facility with its existing lenders. The facility, which expires on March 15, 2003, provides for revolving and overnight loans and letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. The new agreement has certain restrictive covenants and financial ratio tests conducive to the companies operating strategies.

     The Company has also completed a $50 million subordinated secured credit facility with its parent company, Schottenstein Stores Corporation ("SSC"), an affiliate of the Company, to supplement operating cash requirements. Outstanding advances under the agreement are subordinated to the bank credit facility and are subject to a junior lien on assets securing the bank credit facility.

     Additionally, pursuant to terms of the $75 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000, SSC has purchased the outstanding balance under the same continuing terms.

5.   NON-RECURRING PRE-TAX CHARGES

     Third quarter cost of goods sold reflects a $87.4 million charge for the realignment of excess inventory quantities. Third quarter SG&A expense includes $3.0 million of severance and asset impairment costs. Severance payments will extend through approximately October 2001.

6.   ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", ("SAB 101"), which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the fourth quarter 2000. The Company implemented SAB 101 during Fiscal 1999.

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and in 1999 amended certain provisions of that Standard with SFAS No. 138. The Company will adopt the provisions of SFAS Nos. 133 and 138 effective February 4, 2001. Based upon the review performed, management believes that the effect of adoption will not be significant (material) to the Company's results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

================================================================================

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net owned sales of the listed items included in the Company's Consolidated Statements of Income.

--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                         NINE MONTHS ENDED
                                          -----------------------------------       ----------------------------------
                                          OCTOBER 28, 2000   OCTOBER 30, 1999       OCTOBER 28, 2000  OCTOBER 30, 1999
                                          ----------------   ----------------       ----------------  ----------------
Net sales, excluding sales of
   licensed departments                         100.0%             100.0%                 100.0%            100.0%

Gross profit                                     20.1               38.3                   31.7              37.9

Selling, general and
   administrative expenses                      (42.1)             (35.2)                 (39.2)            (35.9)

License fees from affiliates                      0.3                0.4                    0.4               0.4

Other operating income                            0.1                0.3                    0.1               0.3
                                                -----              -----                  -----             -----


Operating (loss) profit                         (21.6)               3.8                   (7.0)              2.7

Interest expense, net and
   (loss)  gain on disposals                     (1.5)              (0.8)                  (1.4)             (0.7)

Equity in loss of joint venture                  (0.1)                --                     --              (0.1)
                                                -----              -----                  -----             -----

(Loss) income before benefit (provision)
   for income taxes                             (23.2)               3.0                   (8.4)              1.9

Benefit (provision) for income taxes              9.1               (1.3)                   3.3              (0.8)
                                                -----              -----                  -----             -----

Net (loss) income                               (14.1)%              1.7%                  (5.1)%             1.1%
                                                =====              =====                  =====             =====

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

THREE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 1999

       The Company's net sales increased $118.5 million, or 26.9%, from $441.3 million to $559.8 million. Comparable store sales decreased 4.3%. Net sales for the department stores ("Value City") decreased $7.1 million, or 2.2%, from $327.3 million to $320.2 million. Value City's comparable store sales decreased 10.1%, or $30.2 million. The shoe departments in Value City's stores contributed net sales of $53.8 million with comparable store sales increase of 4.5%. For the quarter, non-apparel sales decreased 1.7% and apparel sales decreased 2.3%. On a comparable store basis, non-apparel sales decreased 10.0% and apparel sales decreased 10.1%. DSW Shoe Warehouse ("DSW") achieved sales of $111.5 million with a 18.3% comparable store sales increase. This quarter includes $72.8 million of net sales for the Filene's Basement stores acquired effective March 17, 2000.

       Gross profit decreased $56.4 million from $169.2 million to $112.8 million, and decreased as a percentage of sales from 38.3% to 20.1% due primarily to a $87.4 million charge to address excess inventory quantities.

       Selling, general and administrative expenses ("SG&A") increased $80.2 million from $155.6 million to $235.8 million, and increased as a percentage of sales from 35.2% to 42.1%. $25.0 million of the increase in SG&A is attributable to new stores, net of closed stores, increased distribution and transportation costs account for $9.9 million, approximately $16.2 million related to home office overhead costs and $4.0 million related to comparable store operations. SG&A expenses for Filene's Basement were $25.1 million. New store pre-opening expenses for the quarter were $1.6 million more than last year. Home office overhead costs include $3.0 million of severance and asset impairment costs. Additional charges of approximately $19.6 million are expected during the fourth quarter 2000.

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.1 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally takes eight to ten weeks. Pre-opening costs are expensed as incurred. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-six department stores opened less than twelve months had a pre-tax net operating loss of $5.4 million for the current three month period including $0.9 million of pre-opening expenses. Ten stores opened less than 12 months during last year's three month period had a pre-tax net operating loss of $1.0 million. Twenty-three DSW stores opened less than twelve months had a pre-tax net operating loss of $2.7 million, including $1.6 million of pre-opening expenses. Six stores opened less than twelve months during last year's three month period had a pre-tax net operating loss of $0.2 million after recognizing $0.3 million of pre-opening expenses.

       License fees from affiliates and other operating income decreased from $3.0 million to $2.2 million and decreased as a percentage of sales from 0.7% of sales to 0.4%.

       The Company is reporting a consolidated operating loss of $120.8 million for the quarter compared to a consolidated operating profit of $16.6 million.

       Interest expense, net of interest income, increased $4.6 million from $3.3 million to $7.9 million and increased as a percentage of sales from 0.8% to 1.5%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in VCM, Ltd. ("VCM"), a joint venture with Mazel Stores, Inc. The loss increased from $168 thousand versus a loss of $551 thousand.

       A loss of $129.8 million before benefit from income taxes was reported In the current year third quarter. In the prior year period, income before provision for income taxes was $13.2 million.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

NINE  MONTHS ENDED OCTOBER 28, 2000 COMPARED TO NINE MONTHS ENDED
OCTOBER 30, 1999

================================================================================

       The Company's net sales increased $391.5 million, or 33.8%, from $1,158.6 million to $1,550.1 million. Comparable store sales increased 1.5%. Net sales for the department stores ("Value City") increased $85.0 million, or 10.0%, from $848.9 million to $933.9 million. Value City's comparable store sales decreased 3.2%, or $26.3 million. The shoe departments in Value City's stores contributed net sales of $148.3 million with comparable store sales increase of 4.9%. For the nine months ended October 28, 2000, non-apparel and apparel sales increased 10.0%. On a comparable store basis, non-apparel sales decreased 4.4% and apparel sales decreased 2.7%. DSW Shoe Warehouse ("DSW") achieved sales of $301.0 million with a 21.7% comparable store sales increase. This year's nine months ended October 28, 2000 includes $162.7 million of net sales for the Filene's Basement stores acquired effective March 17, 2000.

       Gross profit increased $51.8 million from $439.1 million to $490.9 million, and decreased as a percentage of sales from 37.9% to 31.7% due primarily to the previously mentioned $87.4 million realignment charge.

       Selling, general and administrative expenses ("SG&A") increased $191.0 million from $416.1 million to $607.1 million, and increased as a percentage of sales from 35.9% to 39.2%. $77.3 million of the increase in SG&A is attributable to new stores, net of closed stores, increased distribution and transportation costs account for $28.7 million, approximately $19.7 million related to home office overhead costs and $12.2 million related to comparable store operations. SG&A expenses for Filene's Basement were $53.1 million. New store pre-opening expenses for the nine month period were $6.0 million greater than last year.

       Twenty-six department stores opened less than twelve months had a pre-tax net operating loss of $14.2 million for the current nine month period including $4.8 million of pre-opening expenses. Ten stores opened less than 12 months during last year's nine month period had a pre-tax net operating loss of $2.4 million. Twenty-three DSW stores opened less than twelve months had a pre-tax net operating loss of $2.3 million, including $4.6 million of pre-opening expenses. Ten DSW stores opened less than twelve months during last year's nine month period had a pre-tax net operating loss of $0.6 million after recognizing $1.2 million of pre-opening expenses.

       License fees from affiliates and other operating income decreased from $8.4 million to $8.3 million and decreased as a percentage of sales from 0.7% of sales to 0.5%.

       The Company is reporting a consolidated operating loss of $107.9 million for the nine month period compared to a consolidated operating profit of $31.3 million for last year's nine month period.

       Interest expense, net of interest income, increased $13.0 million from $8.2 million to $21.2 million and increased as a percentage of sales from 0.7% to 1.4%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in VCM. The loss increased from $525 thousand to $712 thousand.

       A loss of $129.6 million before benefit from income taxes was reported for the nine month period. In the prior year period income before provision for income taxes was $22.7 million.

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $251.9 million at October 28, 2000 compared to $205.0 million at January 29, 2000. Current ratios at those dates were each 1.72 and 1.82, respectively.

     Net cash used in operating activities totaled $116.2 million and $29.2 million for the nine months ended October 28, 2000 and October 30, 1999, respectively.

     Net loss, adjusted for depreciation and amortization, used $46.0 million of operating cash flow for the nine months ended October 28, 2000. This was increased by $4.2 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $66.0 million.

     During the nine months ended October 30, 1999, net income adjusted for depreciation and amortization, provided $37.6 million of operating cash flow. This was reduced by $78.3 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities generated $11.5 million.

     Net cash used in investing activities totaled $72.6 million and $33.5 million for the nine months ended October 28, 2000 and October 30, 1999, respectively.

        Net cash used for capital expenditures was $55.1 million and $28.3 million for the nine months ended October 28, 2000 and October 30, 1999, respectively. During the 2000 period, capital expenditures included $17.9 million for new stores, $9.1 million on existing stores, $7.6 million for MIS equipment upgrades and new systems, $14.5 million for relocation for office warehousing and operations for the shoe business and $6.0 million for other capital expenditures.

     On March 17, 2000, the Company renegotiated its credit facility and replaced the existing facility with a $300 million Amended and Restated Credit Agreement, dated as of March 15, 2000 (the "New Bank Facility"). It has a three year term ending March 15, 2003 and replaced a $167.5 million facility that would have matured in May 2001. The New Bank Facility is secured only by a pledge of the stock of Base Acquisition and the Filene's assets acquired. See
Note 4. It provides for various borrowing rates, currently equal to 200 basis points over LIBOR. The interest rate on $40.0 million has been locked in at a fixed annual rate of 7.395% through March 2001. The interest rate on $35.0 million has been locked in at a fixed annual rate of 6.99% through April 18, 2003.

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

     The Company has amended and restated its $300 million bank credit facility with its existing lenders. As part of the amended agreement the Company obtained waivers for noncompliance with certain covenant requirements that existed at October 28, 2000. The facility, which expires on March 15, 2003, provides for revolving and overnight loans and letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. As of October 28, 2000 the borrowing base calculation exceeded the $300,000,000 line limitation. The new agreement has certain restrictive covenants and financial ratio tests conducive to the companies operating strategies.

     The Company has also completed a $50 million subordinated secured credit facility with its parent company, Schottenstein Stores Corporation (SSC), to supplement operating cash requirements. Outstanding advances under the agreement are subordinated to the bank credit facility and are subject to a junior lien on assets securing the bank credit facility.

     Additionally, pursuant to terms of the $75 million Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000, SSC has purchased the outstanding balance under the same continuing terms. Both the New Bank Facility and the Senior Facility contain customary, affirmative and negative covenants, including certain financial covenants. At October 28, 2000, the LIBOR rate was 6.62%, borrowings aggregated $250.0 and $11.1 million of letters of credit were issued and outstanding for merchandise purchases under the credit facility.

     The Company has provided an unconditional guarantee of fifty percent of amounts outstanding on VCM's $25.0 million revolving line of credit. At October 28, 2000, the aggregate amounts guaranteed were $11.2 million.

ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") periodically issues Statements on Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the Company's fiscal year.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS", ("SAB 101"), which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB 101, as amended, is effective for the fourth quarter 2000. The Company implemented SAB 101 during fiscal 1999.

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") and in 1999 amended certain provisions of that Standard with SFAS No. 138. The Company will adopt the provisions of SFAS Nos. 133 and 138 effective February 4, 2001. Based upon the review performed, management believes that the effect of adoption will not be significant (material) to the Company's results of operations, financial position or cash flows.


INCOME TAXES

     The effective tax rate for the nine months ended October 28, 2000 and October 30, 1999 was 39.1% and 41.8%, respectively. The decrease in the effective tax rate is due primarily to the impact of permanent differences on lower taxable income.


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

                       VALUE CITY DEPARTMENT STORES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management believes that the market risk associated with the Company's ownership of market-risk sensitive financial instruments as of October 28, 2000 is not material.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VALUE CITY DEPARTMENT STORES, INC.
                                                      (Registrant)



                                       By /s/ James A. McGrady
                                          --------------------------------------
                                          James A. McGrady
                                          Chief Financial Officer and Treasurer*


DATE:  December 11, 2000
------------------------


--------------------------------------------------------------------------------
* Mr. McGrady is the principal financial officer and has been duly authorized to sign on behalf of the registrant.