Form 10-K
period 2001-02-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 2001-05-04
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,490,447 Common Shares, based on the $7.69 closing sale price on April 16, 2001, was $96,051,537.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 34,338,212 Common Shares were outstanding at April 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for Annual Meeting of Shareholders to be held in July 2001 in part, as indicated.

                                TABLE OF CONTENTS
                                                                         FORM
                                                                         10-K
                                                                        REPORT
ITEM NO.                                                                 PAGE
--------                                                                 ----


                                                     PART I

1.       Business............................................................................................3
2.       Properties.........................................................................................16
3.       Legal Proceedings..................................................................................17
4.       Submission of Matters to a Vote of Security Holders................................................17


                                                    PART II

5.       Market for the Registrant's Common Equity and Related Stockholder Matters..........................18
6.       Selected Financial Data............................................................................19
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............20
7A.      Quantitative and Qualitative Disclosures about Market Risk ........................................26
8.       Financial Statements and Supplementary Data........................................................27
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............27


                                                    PART III

10.      Directors and Executive Officers of the Registrant.................................................28
11.      Executive Officer Compensation.....................................................................28
12.      Security Ownership of Certain Beneficial Owners and Management.....................................28
13.      Certain Relationships and Related Transactions.....................................................28


                                                    PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................29
         Signatures.........................................................................................30


                            TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report...............................................................................F-1
Consolidated Balance Sheets................................................................................F-2
Consolidated Statements of Operations......................................................................F-3
Consolidated Statements of Shareholders' Equity............................................................F-4
Consolidated Statements of Cash Flows......................................................................F-5
Notes to Consolidated Financial Statements.................................................................F-6

SCHEDULES
---------
II - Valuation and Qualifying Accounts.....................................................................S-1
Index to Exhibits..........................................................................................E-1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Value City Department Stores, Inc. currently operates a chain of 119 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name Value City, as well as 81 DSW Shoe Warehouse Stores located throughout the United States. In addition, we operate 19 Filene's Basement stores ("Filene's") located principally in the New England states. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our department stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items, with apparel comprising over 60% of total sales. Our department stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Our Filene's stores average 27,000 square feet and specialize in high-end brand name merchandise of men's and women's apparel, accessories and home goods.

         Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

HISTORY OF OUR BUSINESS

         We opened our first department store in Columbus, Ohio in 1917. The Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC") until we went public on June 18, 1991. SSC still owns 53.0% of our stock. We have a number of ongoing related party agreements with SSC that are described in Item 13 of this report.

         In July 1997, we entered into agreements with Mazel Stores, Inc. to create VCM, Ltd., a 50/50 joint venture. VCM operates the health and beauty care, toy and sporting goods departments and; beginning in fiscal 2000, the food department, as licensed departments. We account for our fifty percent interest in the joint venture under the equity method. See "Licensed Departments."

         Effective May 3, 1998, we purchased 99.9% of the common stock of Shonac Corporation from Nacht Management, Inc. and SSC. In September 2000, we purchased the remaining 0.1% to give us 100% ownership. Shonac had been the shoe licensee in all of the Value City stores since its inception in 1969 and also operated the DSW chain of retail shoe stores. Also effective May 3, 1998, we acquired the store operations of Valley Fair Corporation from SSC. Valley Fair operated two department stores located in New Jersey. Prior to their acquisition, we had been a licensee of certain departments in these two stores for eighteen years.

         On November 19, 1999, we purchased 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex") from Gramex Corporation pursuant to a Stock Purchase Agreement, dated as of November 8, 1999. Gramex operated a chain of 15 discount stores under the name "Grandpa's" in the greater St. Louis metropolitan area. Of the 15 stores acquired and after liquidation of the existing Grandpa's inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. The other 7 stores were remodeled based on our current Value City format and were reopened in April 2000.

         On March 17, 2000, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. through our wholly owned subsidiary, Base Acquisition Corp., pursuant to the closing of an asset purchase agreement, dated February 2, 2000. Filene's was operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code. We continue to operate the 14 Filene's stores acquired on March 17 and have reopened 3 other Filene's stores in the Washington D.C. area. During fiscal 2000, 2 new Filene's stores were opened.

         We and our wholly owned subsidiaries are sometimes referred to collectively in this report as the "Company" or as "VCDS."

CHANGE IN FISCAL YEAR-END

         On June 10, 1998, we determined to change our fiscal year from a 52/53 week year that ended on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31. The six-month transition period of August 2, 1998 through January 30, 1999 (the "Transition Period") preceded the start of the 1999 fiscal year which ended January 29, 2000. Fiscal 2000 contains 53 weeks.

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

         Our DSW stores' mission is to be each customers' favorite retailer of branded footwear by satisfying customer expectations for selection, convenience and value.

         Filene's strategy is similar to Value City's focus on providing the best brand names at everyday low prices for men's and women's apparel, accessories and home goods. The principal elements of Value City's, DSW's and Filene's business strategies are discussed below.

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

         DSW stores attract customers because of their wide assortment of top quality name brand dress, casual and athletic footwear for men and women together with a regularly changing selection of more fashion-oriented footwear. Our DSW stores are large, contemporary, upscale warehouses, averaging 25,000 square feet and allow us to sell a large selection of branded footwear in a clean and simple environment.

         Filene's stores average 27,000 square feet and offer branded apparel, home goods, accessories and retail stocks purchased directly from major upscale retailers. The branded merchandise represents a focused assortment of fashionable, nationally-recognized men's and women's apparel, accessories and home goods bearing prominent designers' and manufacturers' names. Branded merchandise constitutes most of the product line and is obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors.

         The following table sets forth relative contributions of each major merchandise category to total sales.

                                                                             Fiscal Year    Fiscal Year    6 Months      Fiscal Year
                                                                                Ended          Ended         Ended          Ended
                                                                               2/3/01         1/29/00       1/30/99        8/1/98
                                                                               ------         -------       -------        ------
Apparel and Ready-to-Wear - Includes: Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories; and department
   store shoe sales from May 3, 1998 to February 3, 2001...................     61.9%           62.7%          62.8%       62.2%

Hard goods and Home Furnishings - Includes: domestics;
   jewelry; housewares; giftware; and small appliances ....................     14.7            17.2           18.8        19.0

Licensed Departments - Includes: shoes through May 2, 1998;
   health and beauty care; food; toys and sporting goods and
   other incidental departments............................................      6.0             6.3            7.5        15.2

DSW Stores.................................................................     17.4            13.8           10.9         3.6
                                                                              ------          ------         ------      ------

                                                                               100.0%          100.0%         100.0%      100.0%
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

         DSW price points are targeted to be up to 50% lower than the regular prices of other specialty retailers and traditional department stores. DSW continually strives to improve its merchandise sourcing to maintain quality, lower costs and shortened delivery cycles. Identifying and building relationships with cost-efficient manufacturers and suppliers of quality merchandise is essential to DSW's merchandising strategy.

         Well known designer labels, brand names and original retailer names are prominently displayed throughout our Value City and Filene's stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

         Our Filene's stores' merchandise assortment is typically priced at levels 30%-60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying in-season overruns and end-of-season surplus at advantageous prices and offering them for sale at lower markups than those of traditional department stores. We are also able to keep the cost of merchandise low because we do not require markdown or advertisement allowances, or anticipation of returns from vendors, all of which are typical in the department store industry.

Licensed Departments

         We operate all departments in the Value City stores except for the health and beauty care, toy and sporting goods, food and certain other incidental departments. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 10 years with, in some instances, an option to renew. In addition, we receive a fee from some licensees for general and administrative expenses. The aggregate annual license fees received from licensees for fiscal year ended February 3, 2001 were $11,323,000.

         SSC owned a controlling interest in L. F. Widmann, Inc., the licensee that operated the health and beauty care departments in our stores. In July 1997, we entered into agreements with Mazel to create VCM, a 50/50 joint venture. Effective August 3, 1997, VCM purchased 100% of Widmann's capital stock and purchased the assets of Value City's toys and sporting goods departments. VCM operates the health and beauty care and toys and sporting goods departments in our stores as licensed departments. The license agreements provide for fees based on a percentage of sales, as defined, for license fees, advertising fees and credit and administrative charges. We provide certain personnel, administrative and service functions for which we receive a monthly fee from VCM to cover the related costs. The license and joint venture agreements are for a term of ten years ending in 2007 and contain certain provisions whereby either business partner can initiate renegotiation of terms if certain minimum requirements are not met.

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

         We purchase merchandise from more than 4,700 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. We do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, we purchase all or substantially all of the inventories of financially distressed retailers and make other special purchases. Also, we have started to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.

         Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we have devoted warehouse space to out-of-season goods for our department stores. We strive to hold this merchandise until the most opportune time to offer it in the Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

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

         DSW's merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. Once our buyer determines the styles and merchandise mix for any upcoming season, they focus on purchasing the appropriate quantities of each category at the lowest cost and the highest quality available.

         DSW believes it has good relationships with its vendors. Merchandise is purchased from both domestic and foreign suppliers directly or through agents. Vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. DSW believes that, consistent with the retail footwear industry as a whole, most of its domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which buyers inspect incoming merchandise for fit, color and material, as well as for overall quality of manufacturing. As the number of DSW locations increase, we believe there will be adequate sources available to acquire and/or produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

         We believe that the acquisition of Filene's, a well-known institution in Boston since 1908, is a good fit with our `deal driven' merchandise strategy. Because of the longstanding relationships Filene's has with vendors, it receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. From time to time, Filene's commits to the future purchase of branded merchandise from vendors at advantageous prices. These forward purchases allow for timely, fashionable assortments. Based on our experience, we believe that the current supply of branded merchandise is adequate for our needs.

DISTRIBUTION

         We use a regionalized distribution strategy with 11 distribution centers located in Columbus, Ohio, a distribution facility in St. Louis, Missouri and one distribution facility in Auburn, Massachusetts. The aggregate area of the distribution facilities is approximately 3,000,000 square feet; however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located in New Jersey, Chicago and Detroit.

         Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. Our distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to have it in our stores quickly to take full advantage of the remaining selling season. We continue to focus on improving inventory turns by implementing changes which will expedite the flow of merchandise to our selling floors.

         Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads to minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.

         To support the planned growth of our DSW Shoe Warehouse operation, we recently consolidated and relocated DSW's principal offices and distribution center operations to a new 625,000 square feet facility located in Columbus, Ohio. We have entered into a 15-year lease with three five-year option periods with an affiliate of SSC.

         Our new distribution center facility uses a warehouse management system by Retek and modern material handling equipment, including new Rapistan/Demag conveyor systems, to separate and collate shipments to our stores. The design of the distribution center facilitates the prompt delivery of priority purchases and fast selling footwear to stores so that we can take full advantage of each selling season. We continue to focus on improving inventory controls and turns by implementing changes which will expedite the flow of footwear and related accessories to our stores.

         For Filene's merchandise we currently lease a 457,000 square foot distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts.

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

         Our DSW stores currently use a broadcast campaign, primarily radio, focusing on the slogan "The Shoes of the Moment. The Deal of a Lifetime." This campaign is supplemented by print promotions and, increasingly, television. In addition, a valuable marketing tool for DSW is the "Reward Your Style" loyal customer program. Customers are asked to join the program during the checkout procedure. By analyzing the member database, as well as the sales transactions of those members, we are able to direct the advertising to encourage repeat shopping and to reach targeted customers.

         Filene's employs a multi-media approach, using print, broadcast and direct mail. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities.

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

         We believe that customers are attracted to our stores principally by the wide assortment of quality items at substantial savings. Of the 119 department stores open as of April 16, 2001, 27 are free-standing and 92 are in shopping centers, 25 of which are enclosed malls in which they serve as an anchor. Of the 81 shoe stores open as of April 17, 2001, 11 are free-standing and 70 are in shopping centers. Most of our stores are located in suburban areas, near large residential neighborhoods and away from downtown commercial centers.

         Our DSW stores average approximately 25,000 square feet, with about 87% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lit and feature a unique display concept, a simple case presentation which groups the shoes together by style. Interior signage is tasteful and kept to a minimum. The shoe stores are generally laid out on a single level, with the cases of shoes forming the aisles in the stores. This allows customers to view the entire store when they enter. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 12:00 p.m. until 6:00 p.m. on Sunday. The stores are located in leased facilities.

         The Filene's Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men's and women's merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene's believes that the Automatic Markdown Plan generates a sense of shopping urgency and creates customer excitement and loyalty. Filene's subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene's to extend until 2024. The Boston store generated over $1,061 in sales per square foot of selling space during fiscal 2000.

         In addition to the downtown Boston store, Filene's operates 18 branch stores in four states and Washington, D.C. with an average of approximately 27,000 square feet of selling space per store. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Filene's branch stores that were opened from the date of acquisition generated $463 in sales per square foot of selling space.

         The branch stores that were opened from the date of acquisition averaged $12,827 million in sales volume per store in fiscal 2000. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

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

         Our stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central check-out area. We pride ourselves on ease of checkout and have invested in point of sale scanning systems which expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. We accept all major credit cards, and also provide a private label credit card program at the department stores. Private label and other credit card sales are nonrecourse to us, with the servicing agent assuming all of the credit risk. Value City offers a convenient layaway program in its department stores and maintains a liberal return policy.

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

         The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 20 to 25 full and part-time hourly associates. Each store manager reports directly to one of 13 district managers who in turn report to a regional manager who in turn report to the Vice President of Operations.

         Our Filene's stores' typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Each general manager reports to the group store manager who in turn reports to the Senior Vice President, Director of Stores.

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

Expansion

         We have increased our department store base from 74 stores at the start of fiscal 1994 to 119 stores at the end of fiscal 2000. We have expanded both by leasing newly constructed locations and by acquiring existing locations from other retailers. No new stores are planned for fiscal 2001.

         We plan to open 25 to 30 new DSW shoe stores during fiscal 2001. We intend to open new DSW stores in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. We seek to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

         The table below sets forth certain information relating to the Company's stores during each of the last five fiscal years:


                                     Fiscal Year Ended     6 Months          Fiscal Year Ended
                                   --------------------      Ended     -----------------------------
                                   2/3/01       1/29/00     1/30/99    8/1/98      8/2/97     8/3/96
                                   ------       -------     -------    ------      ------     ------

Beginning of Year(1) ........        167         145         142        95           86         79
  Opened(2)..................         55          22           4        49            9          7
  Closed ...................           1           -           1         2            0          0
                                    ----        ----        ----      ----          ---        ---
End of Year .................        221         167         145       142           95         86
                                     ===         ===         ===       ===           ==         ==

(1) Excludes apparel, domestics and housewares departments operated by the Company in two Valley Fair department stores prior to May 3, 1998.
(2) Fiscal year ended February 3, 2001 includes 14 Filene's Basement stores acquired on March 17, 2000. Fiscal year ended August 1, 1998 includes 2 department stores obtained in the purchase of Valley Fair and the 43 shoe stores obtained in the purchase of Shonac.


         Based upon our experience, we estimate that the average cost of opening a new department store ranges from approximately $4.5 million to $6.5 million and the cost of opening a new DSW shoe store ranges from approximately $1.0 million to $2.0 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Similar costs for a Filene's store are in the $2.5 million to $3.5 million range. Preparations for opening a department store generally take eight to twelve weeks and preparations for opening a DSW shoe store or a Filene's store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first year of operations.

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

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

         We believe that a high level of automation is essential to maintaining and improving our competitive position. We rely upon computerized data systems to provide information at all levels, including warehouse operations, store billing, inventory control, merchandising and automated accounting. Value City utilizes two IBM AS/400 computer systems, and Shonac utilizes one additional AS400 computer system.

         We utilize point of sale ("POS") registers with full scanning capabilities to increase speed and accuracy at customer check-outs and facilitate inventory restocking. Since layaways represent an important part of our department store business, an automated system to capture and control layaways is integrated into the POS system.

ASSOCIATES

         As of April 2001, we had approximately 19,300 associates of which 9,900 were full-time and 9,400 were part-time. Approximately 1,400 of these associates in 21 stores are covered by collective bargaining agreements.

         Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. The Company is a co-sponsor with SSC in these plans. The Company also sponsors an associate stock purchase plan and a stock option plan for salaried associates.

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

         In the discount or off-price retailing segment, we differentiate ourselves through our store format and breadth of product offering. Our large stores differ from most other off-price retailers which tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores facilitate our merchandise offering and broad range of brands and products.

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

         Through the acquisition of Shonac, we registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Reward Your Style; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sandler; Shoes by Kari; and Sylvia Cristie.

         Filene's has an exclusive, perpetual, world-wide, royalty-free license to use the name Filene's Basement and Filene's Basement of Boston trademark and service mark registrations as well as certain other tradenames. Filene's Basement's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices.

ITEM 2.  PROPERTIES.

         Set forth in the following table are the locations of stores operated by the Company as of February 3, 2001:

                                                                                                        VCDS,
                                                                                                         DSW
                                   Value City                DSW                                          &
                                   Department               Shoe                                      Filene's
                                     Stores               Warehouse                 Filene's            Total
                                  -----------           ------------             -------------       -----------
Arizona                                -                     1                         -                  1
California                             -                     3                         -                  3
Colorado                               -                     2                         -                  2
Delaware                               3                     -                         -                  3
Florida                                -                     4                         -                  4
Georgia                                4                     2                         -                  6
Illinois                              16                     6                         2                 24
Indiana                                7                     2                         -                  9
Kansas                                 -                     2                         -                  2
Kentucky                               4                     -                         -                  4
Maryland                               7                     3                         -                 10
Massachusetts                          -                     3                         9                 12
Michigan                               9                     4                         -                 13
Minnesota                              -                     2                         -                  2
Missouri                               9                     1                         -                 10
New Hampshire                          -                     1                         -                  1
New Jersey                             7                     2                         -                  9
New York                               -                    10                         4                 14
North Carolina                         1                     1                         -                  2
Ohio                                  23                     7                         1                 31
Oklahoma                               -                     1                         -                  1
Pennsylvania                          19                     5                         -                 24
Tennessee                              1                     2                         -                  3
Texas                                  -                     9                         -                  9
Virginia                               4                     4                         -                  8
Washington D.C.                        1                     -                         3                  4
West Virginia                          4                     -                         -                  4
Wisconsin                              -                     1                         -                  1
                                    ----                   ---                       ---               ----
                                     119                    78                        19                216

         We maintain buying offices in Columbus, Ohio; Boston, Massachusetts; and Los Angeles, California. We operate 11 warehouse/distribution complexes located in Columbus, Ohio, a distribution facility in St. Louis, Missouri and a distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located in New Jersey, Chicago and Detroit. Our executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers. Shonac occupies approximately 70,000 square feet in a building which also serves as the shoe division's distribution center.

         The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of February 3, 2001 we leased or subleased 22 stores and 3 warehouse facilities from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

         Our office, warehouse and distribution facilities for our department store business are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment will be adequate for our foreseeable future demands.

         To support the planned growth of our DSW shoe warehouse business, we have consolidated and relocated the related back office and distribution operations of our shoe business to a new 625,000 square foot facility located in Columbus, Ohio. We recently entered into a 15 year lease with 3 five-year option periods. The lease is with an affiliate of SSC and is at current market rate rents.


ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings individually or in the aggregate, will not be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 25, 2001, there were 540 shareholders of record.

                                                              HIGH              LOW
Six Months Ended January 30, 1999:
First Quarter     .....................................      $19.25           $7.75
Second Quarter    .....................................       14.375           8.25

Fiscal 1999:
First Quarter     .....................................      $12.00           $8.625
Second Quarter    .....................................       15.375           8.3125
Third Quarter     .....................................       15.9375         12.0625
Fourth Quarter    .....................................       19.50           13.875

Fiscal 2000:
First Quarter     .....................................      $16.50           $9.375
Second Quarter    .....................................       11.375           8.00
Third Quarter     .....................................        9.9375          6.875
Fourth Quarter    .....................................        8.125           4.625

Fiscal 2001:
First Quarter (through April 25, 2001) ................       $9.03           $6.85


We have paid no dividends and presently anticipate that all of our future earnings will be retained for development of our businesses and we do not anticipate paying cash dividends on our common shares during fiscal 2001. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The payment of dividends under our long-term credit facility is restricted to the greater of $5.0 million or 10% of consolidated net income.

ITEM 6.  SELECTED FINANCIAL DATA.
         (dollars in thousands, except per share and per square foot amounts)

The following table sets forth for the periods indicated selected financial data included in our consolidated financial statements and our underlying books and records. The 12 month period ended January 30, 1999 is presented for comparative purposes.

                                                                               Transition
                                                                  12 Months      Period
                                    For the Fiscal Year Ended       Ended       6 Months              For the Year Ended
                                    -------------------------      1/30/99        Ended       ------------------------------------
                                     2/3/01(1)        1/29/00    (unaudited)  1/30/99(1)(2)   8/1/98(2)     8/2/97    8/3/96(1)
----------------------------------------------------------------------------------------------------------------------------------
Net Sales(3)                        $2,213,017     $1,670,176    $1,364,030      $780,263    $1,161,379    $1,073,399    $954,308
Operating (Loss) Profit              $(135,585)       $65,642       $51,226       $40,799       $36,921       $10,513     $36,213
Net (Loss) Income                    $(101,791)       $33,468       $24,871       $20,256       $20,359        $3,951     $21,718
Basic (Loss) Earnings per Share         $(3.03)         $1.03         $0.77         $0.63         $0.64         $0.12       $0.68
Diluted (Loss) Earnings per Share       $(3.03)         $1.02         $0.76         $0.62         $0.63         $0.12       $0.68
Total Assets                          $908,009       $744,181      $574,427      $574,427      $684,078      $457,973    $437,010
Working Capital                       $211,402       $205,011      $165,527      $165,527      $204,784      $158,476    $161,397
Current Ratio                             1.66           1.82          1.98          1.98          1.88          2.14        2.21
Long-term Obligations                 $326,449       $144,168      $101,447      $101,447      $165,648       $57,763     $46,942
Number of(4):
   Department Stores                       119            105            97            97            95            95          86
   Shoe Stores                              78             58            44            44            43             -           -
   Filene's Basement Stores                 19              -             -             -             -             -           -
Net Sales per
   Selling Sq. Ft.(5)                     $256           $249          $235          $126          $229          $217        $221
Comp Sales Change(6)                      (1.1)%         7.2%          6.0%          3.3%          5.9%           0.1%       (0.1)%


(1) Fiscal 2000 and 1996 include 53 weeks; all other years contain 52 weeks. The six month period includes 26 weeks.
(2) The operations of Shonac and Valley Fair are included from the date of acquisition, May 3, 1998.
(3) Excludes sales of licensed departments. Prior to fiscal 1998, sales from our toys and sporting goods departments were included in Net Sales. At the start of fiscal 1998 these departments became licensed departments operated by VCM, Ltd., a 50/50 joint venture with Mazel Stores, Inc.
(4) Includes all stores operating at the end of the fiscal year. Years prior to 1998 exclude the apparel, domestic and housewares departments operated by us in two affiliated department stores which were acquired effective May 3, 1998.
(5) Excludes licensed departments and stores not operated during the entire fiscal period.
(6) Comparable Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal years 2000 and 1996, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations, except for the 12 month period ended January 30, 1999, which is presented here for comparative purposes.


---------------------------------------------------------------------------------------------------------------------------
                                      For the Year       For the Year     For the 12 Months    For the 6 Months  For the Year
                                          Ended              Ended              Ended                Ended           Ended
                                         2/3/01             1/29/00            1/30/99              1/30/99         8/1/98
                                        53 Weeks           52 Weeks           52 Weeks             26 Weeks        52 Weeks
---------------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales
    licensed departments                 100.0%              100.0%                100.0%              100.0%       100.0%

Cost of sales                            (67.5)              (62.2)               ( 62.2)              (62.0)      ( 63.1)
                                         -----               -----                ------               -----       ------

Gross profit                              32.5                37.8                  37.8                38.0         36.9

Selling, general and
    administrative expenses              (39.3)              (34.7)                (35.2)              (33.9)       (35.8)

License fees from affiliates
    and other operating income             0.7                 0.8                   1.2                 1.1          2.1
                                       -------             -------               -------             -------      -------


Operating (loss) profit                   (6.1)                3.9                   3.8                 5.2          3.2

Gain on disposal of assets                 -                   -                     -                   -            0.1

Interest expense, net                     (1.3)               (0.6)                 (0.8)               (0.8)        (0.5)


Amortization of excess
    net assets over cost                   -                   -                     -                   -            0.1

Equity in (loss) income
    of joint venture                      (0.1)                0.1                   -                   -           (0.1)
                                        ------              ------               -------             -------         ----

(Loss) income before income taxes         (7.5)                3.4                   3.0                 4.4          2.8

Benefit (provision) for income taxes       2.9                (1.4)                 (1.2)               (1.8)        (1.0)
                                        ------             -------               -------             -------      -------

Net (loss) income                         (4.6)%               2.0%                  1.8%                2.6%         1.8%
                                        ======             =======               =======             =======      =======

FISCAL YEAR ENDED FEBRUARY 3, 2001 COMPARED TO FISCAL YEAR ENDED JANUARY 29,
2000

       Our net sales increased $542.8 million, or 32.5%, from $1,670.2 million to $2,213.0 million. Fiscal 2000's sales included $249.1 million net owned sales of the Filene's stores acquired effective March 17, 2000. Comparable store sales decreased 1.1%. Net sales for the department stores ("Value City") increased $130.3 million, or 9.2%, from $1,423.6 million to $1,553.9 million. Value City's comparable store sales decreased 4.3%, or $60.7 million. Non-apparel sales increased 7.2% and apparel sales increased 6.4%. On a comparable store basis, apparel and non-apparel sales decreased 5.1% and 5.4%, respectively. DSW Shoe Warehouse achieved sales of $410.0 million with a 19.1% comparable stores sales increase.

       Gross profit increased $89.1 million from $631.0 million to $720.1 million, and decreased to 32.5% as a percentage of net sales, compared to 37.8% as a percentage of net sales in the prior year. The decrease in the gross margin percentage is due primarily to a $105.4 million charge for the realignment of excess inventory quantities.

       Selling, general and administrative expenses ("SG&A") increased $290.7 million from $579.5 million to $870.2 million, and increased as a percentage of net sales from 34.7% to 39.3%, an increase of 4.6%. New DSW and Value City stores accounted for $102.5 million of the SG&A increase; the Filene's stores added $84.8 million. Comparable store SG&A increased $37.0 million, primarily in the areas of payroll, benefits and occupancy costs. Distribution and transportation costs were up $41.1 million. Overhead increased $14.1 million to support expansion of our shoe business and the relocation of its distribution complex. SG&A also includes $4.6 million of non-recurring severance and asset impairment charges. All other expenses as a group were up approximately $6.6 million.

       Based upon our experience, we estimate the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expense and other costs. Similar costs for a Filene's store are in the $2.5 million to $3.5 million range. Preparations for opening a department store generally take between 8 and 12 weeks and preparations for a shoe store or a Filene's store generally take 8 to 10 weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-three department stores opened less than 12 months as of the beginning of fiscal 2000 had a pre-tax net operating loss of $22.8 million, including $4.5 million of pre-opening expense amortization. Ten department stores opened less than 12 months during fiscal 1999 had pre-tax operating losses of $1.6 million in 1999, including $3.8 million of pre-opening expense. Twenty DSW stores opened less than 12 months in fiscal 2000 had a pre-tax net operating loss of $6.5 million, including $4.6 million of pre-opening expenses. Twenty-two DSW stores opened less than 12 months during fiscal 1999 had a pre-tax net operating loss of $3.7 million after recognizing $3.3 million of pre-opening expenses.

       License fees from affiliates increased $2.9 million, or 34.0%, from $8.5 million to $11.3 million, and remained at 0.5% as a percentage of net sales.

       Other operating income decreased $2.4 million, or 42.0%, from $5.6 million to $3.3 million and decreased as a percentage of net sales from 0.34% to 0.15%.

       Operating (loss) profit decreased $201.2 million from $65.6 million to a loss of $135.6 million, and decreased as a percentage of net sales from 3.9% to a 6.1% loss as a result of the above factors.

       Interest expense, net of interest income, increased from $10.7 million to $30.5 million due to increased borrowing.

       Equity in income (loss) of joint venture decreased $2.7 million from income of $1.3 million to a loss of $1.3 million due primarily to markdowns taken to liquidate inventory.

       Income (loss) before provision for income taxes decreased $223.8 million from income of $56.4 million to a loss of $167.4 million, and decreased as a percentage of sales from 3.4% to a 7.5% loss as a result of the above factors.

FISCAL YEAR ENDED JANUARY 29, 2000 COMPARED TO THE TWELVE MONTH PERIOD ENDED JANUARY 30, 1999

       Our net sales increased $306.2 million, or 22.4%, from $1,364.0 million to $1,670.2 million. Comparable store sales increased 7.2%. Net sales for the department stores increased $148.3 million, or 13.5%, from $1,106.8 million to $1,255.1 million. Value City's comparable store sales increased 6.5%, or $69.7 million. The shoe departments in Value City's stores contributed net sales of $168.5 million. Non-apparel sales increased 9.0% and apparel sales increased 15.0%. On a comparable store basis, apparel and non-apparel sales increased 7.9% and 2.1%, respectively. DSW achieved sales of $246.6 million with a 19.5% comparable stores sales increase.

       Gross profit increased $115.9 million from $515.1 million to $631.0 million, and remained at 37.8% as a percentage of net sales.

       SG&A increased $98.9 million from $480.6 million to $579.5 million, but decreased as a percentage of net sales from 35.2% to 34.7%, a reduction of 0.5%, due primarily to the leveraging effect of higher sales volume partially offset by increased pre-opening costs in fiscal 1999 of approximately $7.6 million.

       Ten department stores opened less than 12 months as of the beginning of fiscal 1999 had a pre-tax net operating loss of $1.6 million, including $3.8 million of pre-opening expense amortization. Four department stores opened less than 12 months during fiscal 1998 had pre-tax operating losses of $2.0 million in 1998, including $1.5 million of pre-opening expense. 22 DSW stores opened less than 12 months in fiscal 1999 had a pre-tax net operating loss of $3.7 million, including $3.3 million of pre-opening expenses. 12 DSW stores opened less than 12 months during fiscal 1998 had a pre-tax net operating loss of $0.4 million after recognizing $0.9 million of pre-opening expenses.

       License fees from affiliates decreased $3.5 million, or 29.2%, from $12.0 million to $8.5 million, and decreased as a percentage of net sales from 0.9% to 0.5%. The decrease is attributable to the consolidation of Shonac, which was previously treated as a licensee.

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

SEASONALITY

       Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the back-to-school and Christmas selling seasons.

FISCAL YEAR

       In June 1998, we decided to change our fiscal year to a 52/53 week year that ends on the Saturday nearest to January 31. This change was made to reflect the reporting period common to most retailers. Fiscal 2000 contained 53 weeks.

INCOME TAXES

       The effective tax rate for fiscal 2000 was 39.2% versus 40.7% for fiscal 1999.

       The effective tax rate for fiscal 2001 is expected to be approximately 41.5% due primarily to the effect of non-deductible goodwill amortization related to the Shonac acquisition.

ADOPTION OF ACCOUNTING STANDARDS

       The Financial Accounting Standards Board (FASB) periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of our fiscal year.

       Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 4, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

INFLATION

       The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

       Net working capital was $211.4 million and $205.0 million at February 3, 2001 and January 29, 2000, respectively. Current ratios at those dates were 1.7 and 1.8, respectively.

       Net cash used in operating activities totaled $114.7 million in fiscal 2000. Net cash provided by operating activities was $27.5 million, $93.2 million and $43.3 million for the fiscal year 1999, the Transition Period 1998 and fiscal 1998, respectively. Net loss, adjusted for depreciation and amortization, used $54.3 million of operating cash flow for the fiscal year 2000. This was reduced by $54.1 million representing a decrease in inventories and an increase in accounts payable. Increases in accounts receivable, deferred income taxes and prepaid expenses and other assets used $89.4 million. Other changes in working capital assets and liabilities used $25.1 million.

       During the twelve months ended January 29, 2000, net income adjusted for depreciation and amortization, provided $67.7 million of operating cash flow. This was decreased by $67.0 million representing an increase in inventories net of a decrease in accounts payable. Other changes in working capital assets and liabilities provided $26.8 million.

       Net cash used for investing activities totaled $70.1 million, $49.7 million, $18.2 million and $127.5 million for fiscal years 2000, 1999, Transition 1998 and fiscal 1998, respectively.

       Net cash used for capital expenditures was $70.2 million, $37.3 million, $17.3 million and $27.2 million for fiscal years 2000, 1999, Transition 1998 and fiscal 1998, respectively. During fiscal 2000, capital expenditures included $30.5 million for new stores, $10.8 million for improvements in existing stores, $16.7 million for relocation of office, warehousing and operations of our shoe business, $5.9 million for MIS equipment upgrades and new systems. All other capital expenditures aggregated $6.3 million.

       At February 3, 2001, we had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. Additionally, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM's $25.0 million revolving line of credit. At February 3, 2001, $77.7 million was available under the Credit Agreement. Borrowings aggregated $200.0 million, plus $16.0 million of letters of credit were issued and outstanding and the VCM loan guarantee totaled $6.2 million. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR. The LIBOR rate on $40.0 million has been locked in at a fixed annual rate of 5.895% through May 2001 under a swap agreement. In addition, the LIBOR rate on $35 million has been locked in at a fixed annual rate of 6.99% through April 2002 under a swap agreement.

       To supplement operating cash requirements the Company has a $50.0 million subordinated secured credit facility with SSC. Outstanding advances under the agreement are subordinated to the bank credit facility and are subject to a junior lien on assets securing the bank credit facility. At February 3, 2001, $20.0 million was outstanding. The interest rate and terms of the $50.0 million facility are generally the same as the Credit Agreement.

       The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement (Senior Facility), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, SSC purchased the outstanding balance under the same continuing terms. The terms provide that if prior to March 17, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. As of March 17, 2001, the Senior Facility was not repaid. We paid SSC a one time fee of 200 basis points, or $1.5 million, at the initial closing in consideration for entering into a Put Agreement associated with the Senior Facility.

       Although we believe that cash generated by operations, along with the available proceeds from the Credit Agreement, SSC subordinated secured credit facility and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available to us in the future if we fail to meet our projections.

       Our sales results in the first two fiscal months of 2001 were below plan, we believe principally as a result of severe weather in many of our markets. This condition, along with the effect of increased heating and fuel prices affected the retail industry in general. Achievement of expected cash flows from operations and compliance with our Credit Agreement covenants (see
Note 5 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections, particularly for the balance of the Spring season.

       A recent discussion with a major factor indicated they intend to reduce our future availability of credit and that we need to strengthen our liquidity and increase our credit availability from other sources.

       ACQUISITION

       On March 17, 2000, we, through our wholly-owned subsidiary, Base Acquisition Corp, completed the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement Inc., a wholly owned subsidiary of Filene's Basement Corp. pursuant to the closing of the asset purchase agreement, dated February 2, 2000.

       The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of our common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which will be paid in the ordinary course. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired subject to resolution of several outstanding matters.

       The acquisition was funded by cash from operations and a portion of the proceeds from the Credit Agreement.

RISK FACTORS AND SAFE HARBOR STATEMENT

       We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, the ability to repay the $75.0 million Senior Facility through an equity offering or refinancing, our ability to attain our fiscal 2001 business plan, expected cash flows from operations, vendor and their factor relations, flow of merchandise, compliance with the credit agreement, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

       Historically, our operations have been seasonal, with a disproportionate amount of sales and a majority of net income occurring in the back-to-school and Christmas selling seasons. As a result of this seasonality, any factors negatively affecting us during this period, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

         We are exposed to interest rate risk primarily through our borrowings under our revolving credit facility. At February 3, 2001, direct borrowings aggregated $200.0 million. The facility, as amended and restated effective March 17, 2000, permits debt commitments up to $300.0 million, has a March 15, 2003 maturity date and generally bears interest at a floating rate of LIBOR plus 2.0%. We have swap agreements to help manage the exposure to interest rate movements and reduce borrowing costs. As of February 3, 2001 the interest rate on $40.0 million has been locked in at a fixed rate of 7.395% until May 2001 and has a fair market value of $402,000. After January 29, 2000 the interest rate on an additional $35.0 million was locked in at a fixed rate of 8.99% until April 2003.

         At February 3, 2001, we performed a sensitivity analysis assuming an average outstanding principal amount of $247.6 million subject to variable interest rates. A 10% increase in LIBOR would result in approximately $1.0 million of additional interest expense annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements and financial statement schedule and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears under the captions "Nominees for Election as Directors," "Officers and Key Employees," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement relating to our Annual Meeting of Shareholders to be held in July 2001 and is incorporated herein by reference.


ITEM 11. EXECUTIVE OFFICER COMPENSATION.

         The information required by this item appears under the captions "Executive Officer Compensation," "Information Concerning Board of Directors," and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement relating to our Annual Meeting of Shareholders to be held in July 2001 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement relating to our Annual Meeting of Shareholders to be held in July 2001 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item appears under the caption "Relationship with SSC and its Affiliates" in our Proxy Statement relating to our Annual Meeting of Shareholders to be held in July 2001 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS
         The documents listed below are filed as part of this Form 10-K:

                                                                                               Form 10-K
                                                                                               ---------

         Independent Auditors' Report                                                            F - 1
         Consolidated Balance Sheets at February 3, 2001
              and January 29, 2000                                                               F - 2
         Consolidated Statements of Operations for the years ended
              February 3, 2001, January 29, 2000, 12 months ended January
              30, 1999 (unaudited), 6 months ended
              January 30, 1999 and for the year ended August 1, 1998                             F - 3
         Consolidated Statements of Shareholders' Equity for the years ended February 3, 2001, January 29, 2000, 6 months ended
              January 30, 1999 and for the year ended August 1, 1998                             F - 4
         Consolidated Statements of Cash Flows for the years ended
              February 3, 2001, January 29, 2000, 12 months ended January
              30, 1999 (unaudited), for 6 months ended
              January 30, 1999 and for the year ended August 1, 1998                             F - 5
         Notes to Consolidated Financial Statements                                              F - 6


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

14(a)(3) EXHIBITS:

    See Index to Exhibits which begins on Page E-1.

14(b) REPORTS ON FORM 8-K

    During the fourth quarter, we filed a Form 8-K on January 8, 2001, Item 5 - "Other Items" relating to the Amendment No. 2 and Waiver to Credit Agreement for our $300 million bank credit facility with its existing lenders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VALUE CITY DEPARTMENT STORES, INC.
Date: April 27, 2001                    By:                   *
                                           ---------------------------
                                           (George Kolber, Vice Chairman and
                                           Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                             TITLE                                          DATE
              ---------                             -----                                          ----

                  *                     Chairman of the Board of Directors                       4/27/01
---------------------------------       and Chief Executive Officer
(Jay L. Schottenstein)

                  *                     Vice Chairman and                                        4/27/01
---------------------------------       Chief Executive Officer
(George Kolber)                         (Principal Executive Officer)


                  *                     Vice Chairman of the Board of Directors                  4/27/01
---------------------------------
(Saul Schottenstein)

                  *                     Vice Chairman of the Board of Directors                  4/27/01
---------------------------------
(Martin P. Doolan)

                  *                     Chief Financial Officer and Treasurer                    4/27/01
---------------------------------       (Principal Financial and Accounting Officer)
(James A. McGrady)

                  *                     Director                                                 4/27/01
---------------------------------
(Henry L. Aaron)

                  *                     Director                                                 4/27/01
---------------------------------
(Ari Deshe)

                  *                     Director                                                 4/27/01
---------------------------------
(Jon P. Diamond)

                  *                     Director                                                 4/27/01
---------------------------------
(Richard Gurian)

                  *                     Director                                                 4/27/01
---------------------------------
(Norman Lamm)

                  *                     Director                                                 4/27/01
---------------------------------
(Geraldine Schottenstein)

                  *                     Director                                                 4/27/01
---------------------------------
(Robert L. Shook)

*By:/s/ George Kolber
    -----------------
     George Kolber, (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City
Department Stores, Inc.:


                  We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years ended February 3, 2001, January 29, 2000 and August 1, 1998 and the six months ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and cash flows for the years ended February 3, 2001, January 29, 2000, August 1, 1998 and the six months ended January 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Columbus, Ohio
April 30, 2001

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    at February 3, 2001 and January 29, 2000
                      (in thousands, except share amounts)

--------------------------------------------------------------------------------------------------
                                     ASSETS

                                                                    2/3/01                 1/29/00
--------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and equivalents                                          $10,562                  $6,027
    Accounts receivable, net                                       44,927                  10,131
    Receivables from affiliates                                     9,452                     299
    Inventories                                                   393,577                 412,479
    Prepaid expenses and other assets                              22,290                   8,544
    Deferred income taxes                                          51,732                  18,052
                                                                 --------                --------
         TOTAL CURRENT ASSETS                                     532,540                 455,532

PROPERTY AND EQUIPMENT, AT COST:
    Furniture, fixtures and equipment                             223,675                 192,207
    Leasehold improvements                                        176,318                 142,066
    Land and building                                                 801                     801
    Capital leases                                                 38,348                  42,328
                                                                 --------                --------
                                                                  439,142                 377,402
    Accumulated depreciation and amortization                    (190,103)               (169,907)
                                                                 --------                --------
         PROPERTY AND EQUIPMENT, NET                              249,039                 207,495

INVESTMENT IN JOINT VENTURE                                         8,292                   9,679
GOODWILL AND TRADENAMES, NET                                       67,056                  45,566
OTHER ASSETS                                                       51,082                  25,909
                                                                 --------                --------
         TOTAL ASSETS                                            $908,009                $744,181
                                                                 ========                ========

--------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                             $180,736                $164,196
    Accounts payable to affiliates                                 13,655                   4,532
    Accrued expenses:
        Compensation                                               19,662                  17,118
        Taxes                                                      31,255                  22,604
        Other                                                      75,227                  41,611
    Current maturities of long-term obligations                       603                     460
                                                                 --------                --------
         TOTAL CURRENT LIABILITIES                                321,138                 250,521

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                  326,449                 144,168
DEFERRED INCOME TAXES AND
   OTHER NONCURRENT LIABILITIES                                    10,115                   7,131

COMMITMENTS AND CONTINGENCIES                                         -                       -

SHAREHOLDERS' EQUITY:
    Common shares, without par value;
        80,000,000 authorized; issued, including
        treasury shares, 34,330,863 shares and
        32,992,122 shares, respectively                           145,659                 132,601
    Retained earnings                                             111,155                 212,946
    Deferred compensation expense, net                             (6,448)                 (2,513)
    Treasury shares, at cost, 7,651 and 87,651, respectively          (59)                   (673)
                                                                 --------                --------
         TOTAL SHAREHOLDERS' EQUITY                               250,307                 342,361
                                                                 --------                --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $908,009                $744,181
                                                                 ========                ========
--------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended February 3, 2001 and January 29, 2000,
                Twelve Months Ended January 30, 1999 (Unaudited),
         Six Months Ended January 30, 1999 and Year Ended August 1, 1998
                    (in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------
                                                                                      For
                                                  For              For           the 12 Months        For            For
                                               the Year          the Year            Ended        the 6 Months    the Year
                                                 Ended             Ended            1/30/99           Ended         Ended
                                                2/3/01            1/29/00         (Unaudited)        1/30/99       8/1/98
                                               53 Weeks          52 Weeks          52 Weeks         26 Weeks      52 Weeks
--------------------------------------------------------------------------------------------------------------------------

Net sales, excluding sales of
    licensed departments                     $2,213,017        $1,670,176         $1,364,030        $780,263    $1,161,379
Cost of sales                                (1,492,947)       (1,039,145)          (848,964)       (483,502)     (732,902)
                                            -----------      ------------       ------------       ---------     ---------
    GROSS PROFIT                                720,070           631,031            515,066         296,761       428,477

Selling, general and
    administrative expenses                    (870,237)         (579,460)          (480,584)       (264,590)     (416,218)
License fees from affiliates                     11,323             8,451             11,987           4,880        20,674
Other operating income                            3,259             5,620              4,757           3,748         3,988
                                            -----------      ------------       ------------       ---------     ---------
    OPERATING (LOSS) PROFIT                    (135,585)           65,642             51,226          40,799        36,921

Interest expense, net                           (30,480)          (10,728)           (10,532)         (6,702)       (5,267)
(Loss) gain on disposal of assets, net              (16)              146                 40              16         1,623
                                            -----------      ------------       ------------       ---------     ---------
(LOSS) INCOME BEFORE EQUITY IN (LOSS)
      INCOME OF JOINT VENTURE AND BENEFIT
      (PROVISION) FOR INCOME TAXES             (166,081)           55,060             40,734          34,113        33,277
Equity in (loss) income of joint venture         (1,340)            1,340               (464)            131        (1,377)
                                            -----------      ------------       ------------       ---------     ---------
    (LOSS) INCOME BEFORE BENEFIT
      (PROVISION) FOR INCOME TAXES             (167,421)           56,400             40,270          34,244        31,900

Benefit (provision) for income taxes             65,630           (22,932)           (15,399)        (13,988)      (11,541)
                                            -----------      ------------       ------------       ---------     ---------

      NET (LOSS) INCOME                       $(101,791)          $33,468            $24,871         $20,256       $20,359
                                            ===========      ============       ============       =========     =========


BASIC (LOSS) EARNINGS PER SHARE                  $(3.03)            $1.03              $0.77           $0.63         $0.64
                                            ===========      ============       ============       =========     =========


DILUTED (LOSS) EARNINGS PER SHARE                $(3.03)            $1.02              $0.76           $0.62         $0.63
                                            ===========      ============       ============       =========     =========










The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
                  Years Ended February 3, 2001 and January 29,
              2000, Six Months Ended January 30, 1999 and the Year
                              Ended August 1, 1998
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF SHARES
                                   --------------------
                                               Common                             Deferred
                                   Common      Shares    Common     Retained    Compensation   Treasury
                                   Shares   in Treasury  Shares     Earnings       Expense      Shares      Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT AUGUST 2, 1997          32,259       369      120,796       138,863       (982)       (2,829)    255,848

  Net income                                                            20,359                               20,359
  Exercise of stock options           331                  3,602                                              3,602
  Tax benefit realized on
    vested restricted shares                                 120                                                120
  Grant of restricted shares           30                    328                      (328)
  Amortization of deferred
    compensation expense                                                               230                      230
                             -----------------------------------------------------------------------------------------------------
BALANCE, AUGUST 1, 1998            32,620       369      124,846        159,222     (1,080)      (2,829)    280,159

  Net income                                                             20,256                               20,256
  Sale of treasury shares                       (25)         119                                    192          311
  Exercise of stock options            41                    324                                                 324
  Tax benefit realized on
    vested restricted shares                                 145                                                 145
  Forfeiture of restricted shares     (23)                  (278)                       278
  Amortization of deferred
    compensation expense                                                                131                      131
                             -----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 30, 1999          32,638       344      125,156        179,478        (671)     (2,637)     301,326

  Net income                                                             33,468                               33,468
  Exercise of stock options           198                  1,660                                               1,660
  Tax benefit on stock options
    and restricted shares                                  1,548                                               1,548
  Grant of restricted shares          156                  2,201                     (2,201)
  Amortization of deferred                                                              359                      359
    compensation expense
  Acquisitions                                 (256)       2,036                                  1,964        4,000
                             -----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 29, 2000          32,992        88      132,601        212,946      (2,513)       (673)     342,361

  Net loss                                                             (101,791)                            (101,791)
  Sales of treasury shares                      (80)         466                                    614        1,080
  Exercise of stock options           182                  1,431                                               1,431
  Tax benefit on stock options
    and restricted shares                                    228                                                 228
  Grant of restricted shares,
    net of forfeitures                754                  5,433                     (4,703)                     730
  Amortization of deferred
    compensation expense                                                                768                      768
  Acquisitions                        403                  5,500                                               5,500
                             -----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001          34,331         8     $145,659       $111,155     $(6,448)       $(59)    $250,307
                             =====================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended February 3, 2001 and January 29, 2000,
                Twelve Months Ended January 30, 1999 (Unaudited),
         Six Months Ended January 30, 1999 and Year ended August 1, 1998
                                 (in thousands)

                                                                                                 12 Months
                                                                            Year         Year      Ended     6 Months       Year
                                                                           Ended        Ended     1/30/99     Ended        Ended
                                                                          2/3/01       1/29/00  (Unaudited)  1/30/99      8/1/98
                                                                         53 Weeks     52 Weeks   52 Weeks    26 Weeks     52 Weeks
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                    $(101,791)    $33,468     $24,871     $20,256     $20,359
    Adjustments to reconcile net (loss) income to
      net cash (used in) provided by operating activities:
        Depreciation and amortization                                       47,495      34,230      31,012      16,299      27,773
        Deferred income taxes and other noncurrent liabilities             (35,058)        (68)       (696)      1,990      (1,920)
        Equity in (income) loss of joint venture                             1,340      (1,340)        464        (131)      1,377
        Loss (gain) on disposal of assets                                       16        (146)        (39)        (16)     (1,623)
        Change in working capital, assets and liabilities,
           excluding effects of acquisitions:
          Receivables                                                      (42,657)      4,317         669      (1,490)      1,504
          Inventories                                                       44,194    (126,284)     11,027      87,146     (39,223)
          Prepaid expenses and other assets                                (11,675)     (3,178)      2,028       3,808       6,383
          Accounts payable                                                   7,271      59,265      (1,425)    (26,775)     16,269
          Accrued expenses                                                 (23,852)     27,263       3,884      (7,908)     12,358
                                                                         ---------   ---------   ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (114,717)     27,527      71,795      93,179      43,257
                                                                         ---------   ---------   ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (70,226)    (37,317)    (36,889)    (17,305)    (27,165)
    Investment in joint venture                                                  -           -           -           -      (9,637)
    Proceeds from sale of assets                                               326         167          60          24      22,388
    Acquisitions                                                            (3,506)     (8,000)   (108,473)          -    (108,473)
    Notes receivable                                                             -           -           -           -       1,906
    Other assets                                                             3,355      (4,580)     (7,301)       (963)     (6,532)
                                                                         ---------   ---------   ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                                      (70,051)    (49,730)   (152,603)    (18,244)   (127,513)
                                                                         ---------   ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common shares                                  1,431       1,660       2,912         324       2,681
    Net payments under demand note facility                                      -           -           -           -     (12,000)
    Net proceeds from issuance of debt                                     187,872      15,000     137,225           -     137,225
    Net principal payments under long-term obligations                           -      (9,325)   (107,402)    (87,166)    (22,462)
                                                                         ---------   ---------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        189,303       7,335      32,735     (86,842)    105,444
                                                                         ---------   ---------   ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                              4,535     (14,868)    (48,073)    (11,907)     21,188
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                      6,027      20,895      68,968      32,802      11,614
                                                                         ---------   ---------   ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF YEAR                                          $10,562      $6,027     $20,895     $20,895     $32,802
                                                                         =========   =========   =========   =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.       BUSINESS OPERATIONS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. (VCDS) and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the name Value City, as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of February 3, 2001 a total of 216 stores were open, including 119 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 78 shoe stores located throughout the United States and 19 Filene's Basement stores ("Filene's") located principally in the New England states.

         To facilitate comparisons with the current year, certain amounts in prior years' and interim period financial statements have been reclassified to conform to the current year presentation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FISCAL YEAR
         On June 10, 1998, the Company determined to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31. The six-month transition period of August 3, 1998 through January 30, 1999 (the "Transition Period") contains 26 weeks and precedes the start of the new fiscal year. Fiscal 2000 contains 53 weeks.

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

         PRE-OPENING EXPENSES
         Pre-opening expenses are expensed as incurred. Pre-opening costs expensed were $10,902,000, $7,563,000, $1,308,000 and $1,434,000 for fiscal 2000, 1999, the Transition Period and for fiscal year 1998, respectively.

             ------------------------------------------


         INVESTMENT IN JOINT VENTURE
         VCM, Ltd. ("VCM") operates the health and beauty care, food and toy and sporting goods departments in the Company's stores as licensed departments. VCM is a 50/50 joint venture with Mazel Stores, Inc. ("Mazel"). The Company accounts for its fifty percent interest in the joint venture under the equity method. (See Note 3, Related Party Transactions.)

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

         GOODWILL AND TRADENAMES
         Goodwill represents the excess cost over the estimated fair values of net assets and identifiable intangible assets of businesses acquired and is being amortized over 15 years. Tradenames represent the values assigned to names that the Company acquired and is being amortized over 15 years. The accumulated amortization for these assets was $10,638,000 and $5,631,000 at February 3, 2001 and January 29, 2000, respectively.

         REVENUE RECOGNITION
         Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full.

         ADVERTISING EXPENSE
         The cost of advertising is expensed as incurred. During fiscal year 2000, 1999, the Transition Period and during fiscal year 1998, advertising expense was $78,224,000, $59,194,000, $29,741,000 and
         $38,245,000, respectively.

         INTEREST RATE SWAP AGREEMENT
         The Company utilizes interest rate swap agreements to manage the interest rate risk associated with a portion of its borrowings. The counterparty to this instrument is a major financial institution. These agreements are used to reduce the potential impact of increases in interest rates on variable rate long-term debt. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.

         EARNINGS PER SHARE
         Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding

             ------------------------------------------

         stock options, calculated using the treasury stock method. The numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows (in thousands):


                                                                                         6 Months
                                                    Year Ended         Year Ended          Ended        Year Ended
                                                      2/3/01            1/29/00           1/30/99         8/1/98
        -----------------------------------------------------------------------------------------------------------
        Weighted average shares outstanding            33,567             32,495           32,285           31,997
        Assumed exercise of dilutive stock
           options                                       -                   366              350              364
                                                       ------             ------           ------           ------

        Number of shares for computation of
           diluted earnings per share                  33,567             32,861           32,635           32,361
                                                       ======             ======           ======           ======
        -----------------------------------------------------------------------------------------------------------


         Options to purchase 2,615,550 shares of stock at prices ranging from $5.56 to $21.44 per share were outstanding during the year ended February 3, 2001 but were not included in the computation of diluted loss per share. Options to purchase 16,000 shares of stock at prices ranging from $16.56 to $21.44 per share were outstanding during the year ended January 29, 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

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

         RECENT ACCOUNTING PRONOUNCEMENTS
         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 4, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

             ------------------------------------------

3.       RELATED PARTY TRANSACTIONS

         The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, and VCM. The related party transactions are as follows (in thousands):

                                                     Year Ended        Year Ended        6 Months Ended      Year Ended
                                                       2/3/01            1/29/00             1/30/99           8/1/98
         ----------------------------------------------------------------------------------------------------------------

         Purchases of merchandise
          from affiliates                               $24,787           $7,228             $1,471              $4,898
         Merchandise sold to affiliates at cost,
          including handling charges                     14,300             -                  -                    333
         Merchandise purchased on behalf of
          and shipped directly to affiliates, at
          cost plus delivery charges                       -                -                  -                  3,935
         ----------------------------------------------------------------------------------------------------------------


         The Company had license agreements with Shonac prior to its acquisition. The license agreement was for the operation of shoe departments in all of the Company's stores and provided for fees based on a percentage of sales, as defined.


         Sales by licensed departments and the related license fees earned are as follows (in thousands):

                              Year Ended              Year Ended            6 Months Ended          Year Ended
                                2/3/01                  1/29/00                 1/30/99               8/1/98
         -------------------------------------------------------------------------------------------------------

         VCM
           Sales               $140,240                  $112,333                $63,480               $87,651
           License fees           9,144                     8,451                  4,880                 7,540

         Shonac
           Sales                   -                        -                      -                   119,319
           License fees            -                        -                      -                    13,134
         -------------------------------------------------------------------------------------------------------

         The Company also leases certain store and warehouse locations owned by SSC as described in Note 4.

             ------------------------------------------

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

         The Company participates in SSC's self insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $16,550,000, $9,564,000, $4,001,000 and $7,265,000 in fiscal years 2000, 1999, the Transition Period and 1998, respectively, for such coverage.

         In July 2000, the Company assigned to SSC the future proceeds from a lease termination agreement with a lessor in exchange for $13.5 million. This agreement was subsequently canceled in November 2000 and the proceeds were returned to SSC. No gain or loss was recorded on the transaction. During the Transition Period and fiscal year 1998, the Company contributed $1,120,000 each period to a private charitable foundation controlled by the Schottenstein family. The fiscal 1999 contribution was made in March 2000 by utilizing 80,000 common shares of the Company held in Treasury. During fiscal 2000, $2.2 million of contributions were expensed.

         See Footnote 5 Long-Term Obligations and Notes Payable.

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

         The Company incurred new capital lease obligations, including one with a related party, aggregating $27,100,000 and $9,400,000 in 1999 and 1997, respectively, to obtain store facilities. The total cost of capital leases at February 3, 2001 and January 29, 2000 were $36,186,000 and $42,328,000, respectively. Assets held under capital leases are amortized over the terms of the related leases. The

             ------------------------------------------

         accumulated amortization for these assets was $2,595,000 and $1,988,000 at February 3, 2001 and January 29, 2000, respectively.

         Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 3, 2001 are as follows (in thousands):

                                                     Operating Leases
         Fiscal                    ---------------------------------------------------
         Year                                         Unrelated             Related            Capital
         Ending                     Total              Party                 Party             Leases
         -----------------------------------------------------------------------------        --------
         2002                      $90,502             $76,065             $14,437              $3,774
         2003                       87,915              74,466              13,449               3,693
         2004                       83,447              70,466              12,981               3,589
         2005                       77,587              64,760              12,827               3,465
         2006                       75,056              62,153              12,903               3,541
         Future Years              523,027             402,693             120,334              57,464
                                                                                               -------
                      Total minimum lease payments                                              75,526
                      Less amount representing interest                                        (44,279)
                                                                                               -------
                      Present value of minimum lease payments                                   31,247
                                Less current portion                                              (171)
                                                                                               -------
                             Total long-term portion                                           $31,076
                                                                                               =======

         The composition of rental expense (in thousands):


                                Year Ended Year Ended 6 Months Ended Year Ended
                                  2/3/01     1/29/00      1/30/99      8/1/98
         ----------------------------------------------------------------------
         Minimum rentals:
            Unrelated parties    $47,203     $47,562     $20,421     $27,618
            Related parties       11,265       8,361       4,093       8,307

         Contingent rentals:
            Unrelated parties      3,981       5,648       1,585       2,681
            Related parties        2,195       2,289         357       1,556
                                 -------     -------     -------     -------

            Total                $64,644     $63,860     $26,456     $40,162
                                 =======     =======     =======     =======
         ----------------------------------------------------------------------


         Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2000 and fiscal 1999, the balance of deferred rent was $6,721,000 and $3,863,000, respectively, and is included in other noncurrent liabilities.

             ------------------------------------------


5.       LONG-TERM OBLIGATIONS AND NOTES PAYABLE

         Long-term obligations consist of the following (in thousands):

                                       2/3/01                 1/29/00
         ----------------------------------------------------------------------

         Senior unsecured notes           -                   $36,571
         Credit facilities             $295,000                70,000
         Capital lease obligations       31,247                37,042
         Other                              805                 1,015
                                       --------              --------
                                        327,052               144,628
         Less current maturities           (603)                 (460)
                                       --------              --------
                                       $326,449              $144,168
                                       ========              ========
         ----------------------------------------------------------------------

         The senior unsecured notes were retired in March 2000.

         At February 3, 2001, the Company had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. Additionally, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM's $25.0 million revolving line of credit. At February 3, 2001, $77.7 million was available under the Credit Agreement. Borrowings aggregated $200.0 million, plus $16.1 million of letters of credit were issued and outstanding and the VCM loan guarantee totaled $6.2 million. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR.

         The LIBOR rate on $40.0 million has been locked in at a fixed annual rate of 5.895% through May 2001 under a swap agreement. The fair market value of the swap agreement at February 3, 2001 and January 29, 2000 was $(59,496) and $402,000, respectively. In addition, the LIBOR rate on $35 million has been locked in at fixed annual rate of 6.99% through April 2002 under a swap agreement. The fair market value of this swap agreement at February 3, 2001 was $(2,700,359).

         The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement (Senior Facility), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, SSC purchased the outstanding balance under the same continuing terms. The terms provide that if prior to March 17, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. As of March 17, 2001, the Senior Facility was not repaid. We paid SSC a one time fee of 200 basis points, or $1.5 million, at the initial closing in consideration for entering into a Put Agreement associated with the Senior Facility.

             ------------------------------------------


         To supplement operating cash requirements the Company has a $50.0 million subordinated secured credit facility with SSC. Outstanding advances under the agreement are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At February 3, 2001, $20.0 million was outstanding. The interest rate and terms of the $50.0 million facility are generally the same as the Credit Agreement.

         The weighted average interest rate on borrowings under the Company's credit facilities during fiscal year 2001, 1999, the Transition Period and fiscal year 1998 was 10.7%, 8.8%, 8.3% and 8.56%, respectively.

         The book value of notes payable and long-term debt approximates fair value at February 3, 2001.

         The Company believes that the availability under the Credit Agreements along with its current available cash plus expected cash flows from its operations, will enable the Company to fund its expected needs for working capital, capital expenditures, and debt service requirements. Achievement of expected cash flows from operations, vender and their factor relations, flow of merchandise, and compliance with the Credit Agreements' covenants are dependent upon the Company's attainment of its Fiscal 2001 business plan.

6.       BENEFIT PLANS

         The Company participates in the SSC sponsored 401(k) savings plan (the "401(k) Plan"). Employees who attained twenty and one-half years of age and completed one year of service could contribute up to twenty percent of their salaries to the 401(k) Plan on a pre-tax basis, subject to IRS limitations. The Company matched up to three percent of participants' eligible compensation. Effective January 1, 2001, the Company matches up to four and one-half percent of participants' eligible compensation. Effective as of April 1, 1999 employees who work 20 or more hours per week are eligible to participate in the 401K Plan after 60 days of service, with the Company matching contributions beginning after one full year of service. Employees who work less than 20 hours per week continue to participate under the pre-April 1999 rules. Additionally, the Company has contributed a discretionary profit sharing amount to the 401(k) Plan each year. The Company incurred costs associated with the 401(k) Plan of $4,684,000, $4,696,000, $1,591,000 and $3,907,000
         for fiscal year 2000, 1999, the Transition Period and for fiscal year 1998, respectively. In 1998, the Company recognized the benefit of approximately $1,639,000 of forfeitures attributable to employer contributions pursuant to an amendment to the plan.

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

             ------------------------------------------

7.       SHAREHOLDERS' EQUITY

         During fiscal years 1999 and 1997, the Company issued common shares to certain key employees pursuant to individual employment agreements. The agreements and grants were approved by the Board of Directors and each consists of a one time grant of restricted shares. As a result, the Company recorded the market value of the shares at the date of grant of $5,433,000 and $2,201,000 in fiscal 2000 and 1999, respectively, as deferred compensation expense. The agreements condition the vesting of the shares upon continued employment with the Company with such restrictions expiring as to 20% of the shares on each of the five anniversary dates of the grants. Deferred compensation is charged to income on a straight-line basis over the period during which the restrictions lapse.

8.       STOCK OPTION PLANS

         The Company has a Non-employee Director Stock Option Plan (the "Non-employee Director Plan") which provides for the issuance of options to purchase up to 130,000 common shares. An option to purchase 1,000 common shares is automatically granted to each non-employee director on the first New York Stock Exchange ("NYSE") trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holders' service as directors of the Company.

         The Company has a 1991 Stock Option Plan which provides for the grant of options to purchase up to 4,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

         In December 2000, the Board of Directors approved the 2000 Stock Incentive Plan (the "2000 Stock Plan"). The 2000 Stock Plan is subject to shareholder approval. The 2000 Stock Plan provides for the grant of up to 3,000,000 options to purchase shares of common stock or the issuance of restricted stock.

         Such options and restricted stock generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Plan remain exercisable for a period of ten years from the date of grant.

             ------------------------------------------


The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                                   Fiscal Years Ended
                                        --------------------------------------     6 Months Ended         Fiscal Year Ended
                                             2/3/01                1/29/00             1/30/99                 8/1/98
                                        ---------------       ----------------     ---------------        -----------------
                                        Shares    WAEP        Shares    WAEP        Shares     WAEP       Shares     WAEP
----------------------------------------------------------------------------------------------------------------------------

Outstanding beginning of year           2,460     $10.12      2,296      $9.31      2,331      $9.27      2,398      $8.90
Granted                                   961       9.24        526       9.56         48      11.56        357      10.71
Exercised                                (176)      8.12       (201)      8.14        (41)      8.05       (331)      8.12
Canceled                                 (629)      9.83       (161)      9.07        (42)     11.08        (93)      9.40
                                        -----                ------                 -----                 -----
Outstanding end of year                 2,616       9.32      2,460      10.12      2,296       9.31      2,331       9.27
                                        =====                ======                 =====                 =====

Options exercisable end of year         1,100      $9.63      1,171      $9.08      1,028      $8.77        885      $8.61
                                        =====                ======                 =====                 =====

Shares available for additional grants  1,233                   443                   310                   316
                                        =====                ======                 =====                 =====
----------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding as of February 3, 2001 (shares in thousands):

                                           Options Outstanding                                   Options Exercisable
                        -----------------------------------------------------------            --------------------------
                                             Weighted                   Weighted                               Weighted
         Range of                            Average                    Average                                Average
         exercise                            Remaining                  Exercise                               Exercise
         prices         Shares               Contract Life              Price                  Shares          Price
-------------------------------------------------------------------------------------------------------------------------

         $5.56-
            $7.94         826                     9 yrs                   $7.07                   105              $6.76

         $8.06-
            $12.69      1,380                     6 yrs                   $9.12                   789              $8.71

         $13.25-
            $21.44        410                     7 yrs                  $14.49                   206             $14.64
-------------------------------------------------------------------------------------------------------------------------


             ------------------------------------------


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

                                                   Year Ended         Year Ended          6 Months Ended       Year Ended
                                                    2/3/01              1/29/00               1/30/99              8/1/98
         -------------------------------------------------------------------------------------------------------------------

         Net (loss) income:
              As reported                          $(101,791)           $33,468               $20,256              $20,359
              Pro forma                            $(101,953)           $31,877               $19,519              $18,817

         Basic (loss) earnings per share:
              As reported                             $(3.03)             $1.03                 $0.63                $0.64
              Pro forma                               $(3.04)             $0.98                 $0.61                $0.59

         Diluted (loss) earnings per share
              As reported                             $(3.03)             $1.02                 $0.62                $0.63
              Pro forma                               $(3.04)             $0.97                 $0.60                $0.58
         -------------------------------------------------------------------------------------------------------------------


         To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2000, 1999, Transition Period, and fiscal 1998, respectively: expected volatility of 55.4%, 48.9%, 67.8% and 38.6%; dividend yield of 0%; risk-free interest rates of 4.8%, 6.7%, 4.9% and 5.6%; and, expected lives of 6.5, 6.8, 5.8 and 5.1 years. The weighted average fair value of options granted in the fiscal year 2000, 1999 and the Transition Period was $4.91, $7.25 and $7.43, respectively.

         Consistent with SFAS No. 123, pro-forma net (loss) income and (loss) earnings per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of that to be expected in future years.

9.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.

             ------------------------------------------

10.               INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):

                                  Year Ended     Year Ended     6 Months Ended     Year Ended
                                    2/3/01         1/29/00          1/30/99          8/1/98
 --------------------------------------------------------------------------------------------
 Current:
   Federal                          $(29,092)        $22,852         $10,323         $12,174
   State and local                    (5,847)          4,071           2,510           1,912
                                    --------        --------        --------        --------
                                     (34,939)         26,923          12,833          14,086
                                    --------        --------        --------        --------
 Deferred:
   Federal                           (25,818)         (3,492)          1,015          (2,227)
   State and local                    (4,873)           (499)            140            (318)
                                    --------        --------        --------        --------
                                     (30,691)         (3,991)          1,155          (2,545)
                                    --------        --------        --------        --------
 Income tax (benefit) expense       $(65,630)        $22,932         $13,988         $11,541
                                    ========        ========        ========        ========
 --------------------------------------------------------------------------------------------


The provision (benefit) for deferred income taxes includes the following amounts (in thousands):

                                                Year Ended      Year Ended    6 Months Ended     Year Ended
                                                  2/3/01         1/29/00          1/30/99         8/1/98
 ----------------------------------------------------------------------------------------------------------
 Type of temporary differences:
   Basis differences in inventory                $(19,106)        $(4,707)         $2,778           $(586)
   Depreciation                                     3,669            (142)         (1,376)         (1,003)
   Deferred bonus                                  (1,151)           (168)          1,107          (1,030)
   Net operating loss carry forward               (10,321)          1,026          (1,354)             74
   Federal income tax credit carry forward         (5,645)              -               -               -
   Other                                            1,863               -               -               -
                                                 --------        --------        --------        --------
                                                 $(30,691)        $(3,991)         $1,155         $(2,545)
                                                 ========        ========        ========        ========
 ----------------------------------------------------------------------------------------------------------


A reconciliation of the expected income taxes based upon the statutory federal rate are as follows (in thousands):

                                       Year Ended    Year Ended    6 Months Ended    Year Ended
                                        2/3/01         1/29/00         1/30/99         8/1/98
 ------------------------------------------------------------------------------------------------
 Income tax (benefit) expense at
    federal statutory rate             $(58,597)        $19,740         $11,986         $11,165
 Jobs credit                               (822)           (712)           (235)           (164)
 State and local taxes, net              (7,668)          2,843           1,753           1,548

 Resolution of income tax issues              -            (269)              -          (1,410)
 Non-deductible goodwill                  1,080           1,080             388             273
 Other                                      377             250              96             129
                                       --------        --------        --------        --------
                                       $(65,630)        $22,932         $13,988         $11,541
                                       ========        ========        ========        ========
 ------------------------------------------------------------------------------------------------

             ------------------------------------------


The components of the net deferred tax asset as of February 3, 2001 and January 29, 2000 are (in thousands):

                                                   2/3/01         1/29/00
 -------------------------------------------------------------------------
 Deferred tax assets:
    Basis differences in inventory                 $31,558         $15,565
    Basis differences in fixed assets                3,454           2,416
    State and local taxes                            1,580           1,085
    Deferred compensation                            1,151              39
    Amortization of lease acquisition costs          1,395           1,415
    Net operating loss carry forward                10,320               -
    Federal tax credit carry forward                 5,645               -
    Other                                            7,143           4,362
                                                  --------        --------
                                                    62,246          24,882
                                                  --------        --------

 Deferred tax liabilities:
    Depreciation                                    (5,779)         (5,730)
    Capital leases                                  (2,995)         (2,173)
                                                  --------        --------
                                                    (8,774)         (7,903)
                                                  --------        --------
 Total net                                         $53,472         $16,979
                                                  ========        ========
 -------------------------------------------------------------------------

The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):

                                                           2/3/01                           1/29/00
---------------------------------------------------------------------------------------------------

Current deferred tax asset                                 $51,732                          $18,052

Non-current deferred tax asset (liability)                   1,740                           (1,073)
                                                         ---------                        ---------

Net deferred tax asset                                     $53,472                          $16,979
                                                           =======                          =======
---------------------------------------------------------------------------------------------------


11. ACQUISITIONS

    Effective May 3, 1998, the Company purchased 99.9% of the common stock of Shonac from Nacht Management, Inc. and SSC (in September 2000 the remaining 0.1% was acquired). SSC owned approximately 60% of the Company's outstanding common shares at the time of the acquisition. The Company also acquired the store operations of Valley Fair from SSC. Shonac had operated, as licensee, the shoe departments in the Company's department stores since Shonac's inception in 1969. Shonac also operated a chain of retail shoe outlets located throughout the United States, principally under the name DSW Shoe Warehouse. Valley Fair operated two department stores located in Irvington and Little Ferry, New Jersey. The Company had been a licensee of certain departments in these two stores for 18 years. The negotiated purchase price for Shonac and Valley Fair was

             ------------------------------------------


         $108,473,000. The acquisitions were funded by cash provided by operations and approximately $88,000,000 of borrowings.

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

         The operating results of Grandpa's have been included in the consolidated results of the Company from the date of acquisition. The following unaudited pro forma consolidated financial results for the fiscal year ended January 29, 2000 are presented as if the acquisition had taken place at the beginning of fiscal 1999. The proforma results are not indicative of results of operations in future periods or in the period presented below. Included in the proforma results are the adjustments to depreciation and amortization based on the purchase price allocation, the effects of the issuance of additional common shares and interest on acquisition related borrowings (in thousands, except per share amounts):

             ------------------------------------------


                                                     1/29/00
         ----------------------------------------------------------------------

         Net Sales                                  $1,818,008
         Net Income                                    $31,799

         Basic earnings per share                        $0.98
         Diluted earnings per share                      $0.97
         ----------------------------------------------------------------------

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

         The operating results of Filene's have been included in the consolidated results of the Company from the date of acquisition. The following unaudited proforma consolidated financial results for the fiscal year ended February 3, 2001 are presented as if the acquisition had taken place at the beginning of fiscal 2000 (in thousands, except per share amounts):

                                                2/3/01               1/29/00
         ----------------------------------------------------------------------
         Net sales                             $2,248,605           $2,140,966
         Net (loss) income                      $(108,888)            $(20,678)
         Basic loss per share                      $(3.24)              $(0.64)
         Diluted loss per share                    $(3.24)              $(0.63)
         ----------------------------------------------------------------------


         The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition will be accounted for as a purchase. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired subject to resolution of several outstanding matters.

         The acquisition was funded by cash from operations and a portion of the proceeds from the Credit Agreement. See Note 5 for further discussion.

             ------------------------------------------


12.      SEGMENT REPORTING

         The Company has adopted FASB Statement No. 131, "Disclosure about Segments of a Business Enterprise and Related Information." The Company is managed in three operating segments: Value City Department Stores, DSW Stores and Filene's Basement Stores. All of the operations are located in the United States. The Company has identified such segments based on the management responsibility and measures segment profit as operating profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition.

         YEAR ENDED FEBRUARY 3, 2001 (in thousands):

                                               Value City          DSW        Filene's         Corporate         Total
                                               ----------          ---        --------         ---------         -----

          Net sales                             $1,553,902      $409,968        $249,147            -           $2,213,017
          Operating (loss) profit                 (150,530)       13,368           1,577            -             (135,585)
          Identifiable assets                      688,308       104,172          87,304         $28,225           908,009
          Capital expenditures                      51,829        12,649           5,748            -               70,226
          Depreciation and amortization             35,658         2,914           5,175           3,748            47,495

         YEAR ENDED JANUARY 29, 2000 (in thousands):

                                                      Value City             DSW         Corporate           Total
                                                      ----------             ---          --------         ---------
          Net sales                                   $1,423,581          $246,595           -            $1,670,176
          Operating profit                                57,982             7,660           -                65,642
          Identifiable assets                            656,758            56,893         $30,530           744,181
          Capital expenditures                            32,293             5,024           -                37,317
          Depreciation and amortization                   28,308             2,216           3,706            34,230

         SIX MONTH PERIOD ENDED JANUARY 30, 1999 (in thousands):

                                                     Value City              DSW         Corporate           Total
                                                      ----------             ---          --------          ---------
          Net sales                                      $688,103          $92,160           -              $780,263
          Operating profit                                 35,380            5,419           -                40,799
          Identifiable assets                             486,242           54,473         $33,712           574,427
          Capital expenditures                             16,377              928           -                17,305
          Depreciation and amortization                    13,655              942           1,702            16,299

            ------------------------------------------

YEAR ENDED AUGUST 1, 1998 (IN THOUSANDS):

                                                     Value City              DSW         Corporate           Total
                                                     ----------              ---         ---------           -----

              Net Sales                                $1,113,894          $47,485              -        $1,161,379
              Operating profit                             35,173            1,748              -            36,921
              Identifiable assets                         608,185           39,556         36,337           684,078
              Capital expenditures                         26,501              664              -            27,165
              Depreciation and amortization                24,641              444          2,688            27,773

The following sets forth sales by each major merchandise category (in thousands):

                                                Fiscal Year         12 Months       6 Months          Fiscal Year
                                                  Ended               Ended           Ended              Ended
                                                  2/3/01             1/29/00         1/30/99            8/1/98
                                                  ------             -------         -------            ------

Apparel and ready to wear                        $1,266,479         $943,798          $444,759           $814,599
Hard goods and home furnishings                     332,039          305,694           158,702            260,436
Shoes and other footwear                            614,499          420,684           176,802             86,344
                                                 ----------       ----------          --------         ----------
        Total                                    $2,213,017       $1,670,176          $780,263         $1,161,379
                                                 ==========       ==========          ========         ==========

             ------------------------------------------


13.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                 QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                    (in thousands, except per share amounts)

FISCAL YEAR ENDED FEBRUARY 3, 2001

                                             1st Qtr.         2nd Qtr.          3rd Qtr.         4th Qtr.
                                             04/29/00         07/29/00          10/28/00         02/03/01
                                             13 Weeks         13 Weeks         13 Weeks(1)      14 Weeks(1)
----------------------------------------------------------------------------------------------------------
Net sales                                    $462,053          $528,246         $559,820         $662,898
Cost of sales                                (284,322)         (327,958)        (446,973)        (433,694)
                                          -----------       -----------      -----------     ------------
    GROSS PROFIT                              177,731           200,288          112,847          229,204
Selling, general and
    administrative expenses                  (174,192)         (197,063)        (235,835)        (263,147)
License fees                                    1,919             2,731            1,599            5,074
Other operating income                            277             1,156              614            1,212
                                          -----------       -----------      -----------     ------------
    OPERATING PROFIT (LOSS)                     5,735             7,112         (120,775)         (27,657)
Interest expense, net                          (5,354)           (7,963)          (7,873)          (9,290)
(Loss) gain on sale of assets, net                (20)              861             (597)            (260)
                                          -----------       -----------      -----------     ------------
    INCOME (LOSS) BEFORE EQUITY IN INCOME
        (LOSS) OF JOINT VENTURE AND
        PROVISION FOR INCOME TAXES                361                10         (129,245)         (37,207)
Equity in (loss) income of
    joint venture                                (269)              107             (551)            (627)
                                          -----------       -----------      -----------     ------------
  INCOME (LOSS) BEFORE (PROVISION)
    BENEFIT FOR INCOME TAXES                       92               117         (129,796)         (37,834)
(Provision) benefit for income taxes              (37)              (49)          50,781           14,935
                                          -----------       -----------      -----------     ------------
    NET INCOME (LOSS)                             $55               $68         $(79,015)        $(22,899)
                                          ===========       ===========      ===========    =============
BASIC AND DILUTED LOSS PER SHARE                $0.00             $0.00           $(2.35)         $(0.67)
                                          ===========       ===========      ===========    =============


FISCAL YEAR ENDED JANUARY 30, 2000

                                             1st Qtr.         2nd Qtr.          3rd Qtr.         4th Qtr.
                                             05/01/99         07/31/99          10/30/99        01/29/00(2)
                                             13 Weeks         13 Weeks          13 Weeks         13 Weeks
---------------------------------------------------------------------------------------------------------
Net sales                                    $344,481          $372,812         $441,281         $511,602
Cost of sales                                (214,859)         (232,543)        (272,109)        (319,634)
                                           ----------        ----------       ----------        ---------
    GROSS PROFIT                              129,622           140,269          169,172          191,968
Selling, general and
    administrative expenses                  (126,820)         (133,731)        (155,558)        (163,351)
License fees                                    1,523             1,832            1,640            3,456
Other operating income                            933             1,097            1,372            2,218
                                           ----------        ----------       ----------        ---------
    OPERATING PROFIT                            5,258             9,467           16,626           34,291
Interest expense, net                          (2,480)           (2,424)          (3,288)          (2,536)
Gain on sale of assets, net                        13                34               32               67
                                           ----------        ----------       ----------        ---------
    INCOME BEFORE EQUITY IN INCOME
        (LOSS) OF JOINT VENTURE AND
        PROVISION FOR INCOME TAXES              2,791             7,077           13,370           31,822
Equity in (loss) income of
    joint venture                                (111)             (245)            (168)           1,864
                                           ----------        ----------       ----------        ---------
  INCOME BEFORE PROVISION
    FOR INCOME TAXES                            2,680             6,832           13,202           33,686
Provision for income taxes                     (1,118)           (2,870)          (5,504)         (13,440)
                                           ----------        ----------       ----------        ---------
    NET INCOME                                 $1,562            $3,962           $7,698          $20,246
                                           ==========        ==========       ==========        =========
BASIC EARNINGS PER SHARE                        $0.05             $0.12            $0.24            $0.62
                                           ==========        ==========       ==========        =========
DILUTED EARNINGS PER SHARE                      $0.05             $0.12            $0.23            $0.61
                                           ==========        ==========       ==========        =========

(1) The results of operations for the quarters ended 10/28/00 and 2/3/01include non-recurring pretax charges for inventory realignment, asset impairment and severance costs of $90.4 million and $19.6 million, respectively.

(2) The results of operations for the quarter ended 1/29/00 include a reduction of $3.1 million to cost of sales representing the annual book to physical adjustment for the physical inventory.


14.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

                                              Year Ended   Year Ended   6 Months Ended  Year Ended
                                                2/3/01       1/29/00        1/30/99       8/1/98
          -----------------------------------------------------------------------------------------

          Cash paid during the year for:
              Interest                         $29,723       $11,756        $7,586        $5,911
                                               =======       =======       =======       =======


              Income taxes                      $4,700       $17,101       $15,465        $9,018
                                               =======       =======       =======       =======

         Supplemental schedule of non-cash investing and financing activities:

         In December 1998, the Company exchanged 25,000 of its treasury shares with a fair market value of $311,000 for the right to acquire several leases.

         During 1999 the Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $27,100,000 were capitalized as of January 29, 2000 under the captions of property and equipment and long-term obligations in relation to these leases.

         In March 2000, the Company issued 403,208 common shares with a market value of $4.0 million for the acquisition of Filene's. Also in March 2000, the Company contributed 80,000 common shares with a market value of $1.1 million to a private charitable foundation controlled by the Schottenstein family.

         Amounts of $779,000, $756,000, $490,000 and $2,126,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of February 3, 2001, January 29, 2000, January 30, 1999 and August 1, 1998,
         respectively.

         In November 1999, the Company exchanged 255,959 of its treasury shares with a fair market value of $4.0 million as part of its acquisition of Gramex. See Note 11.

                       VALUE CITY DEPARTMENT STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)


COLUMN A                            COLUMN B                  COLUMN C              COLUMN D          COLUMN E
--------                            --------         -------------------------      --------          --------
                                   Balance at        Charge to     Charges to                        Balance at
                                    Beginning        Costs and        Other                              End
Description                         Of Period        Expenses      Accounts(1)     Deductions(2)      Of Period
---------------------------------------------------------------------------------------------------------------

Allowance deducted
   from asset to which
   it applies:
     Allowance for doubtful
         accounts:
     Period Ended:
       12 Months, 8/1/98                363              716            95                 832            342
        6 Months, 1/30/99               342              195             0                 227            310
       12 Months, 1/29/00               310            3,742           442               3,469          1,025
       12 Months, 2/3/01              1,025              341             1                 385            982

     Allowance for Markdowns:
     Period Ended:
       12 Months, 8/1/98              4,311            2,828         8,893               4,203         11,829
        6 Months, 1/30/99            11,829            4,460             0               5,897         10,392
       12 Months, 1/29/00            10,392           13,745             0               6,908         17,229
       12 Months, 2/3/01             17,229          125,348         2,941              93,431         52,087

     Allowance for Sales Returns:
     Period Ended:
       12 Months, 8/1/98                968                0           645                   0          1,613
        6 Months, 1/30/99             1,613                0             0                   0          1,613
       12 Months, 1/29/00             1,613                0             0                 227          1,386
       12 Months, 2/3/01              1,386              521           127                 168          1,866
Reserves
     Store Closing
     Reserve:

     Year ended:
       12 Months, 8/1/98                395              511           721                 722            905
        6 Months, 1/30/99               905              145             0                 973             77
       12 Months, 1/29/00                77                0             0                   4             73
       12 Months, 2/3/01                 73                0           970                   0          1,043

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

 10.1.2  Corporate Services Agreement, dated         Previously filed as Exhibit 10.1.2 to
         September 27, 1995, between                 Form 10-K (file no. 1-10767) filed
         the Company and SSC.                        October 27, 1995, and incorporated
                                                     herein by reference.

 10.1.3  Corporate Services Agreement, dated         Previously filed as Exhibit 10.1.3 to
         October 1996, between the Company           Form 10-K (file no. 1-10767) filed
         and SSC.                                    November 1, 1996, and incorporated
                                                     herein by reference.

 10.1.4  Corporate Services Agreement, dated         Previously filed as Exhibit 10.1.4 to Form 10-Q
         October 13, 1997, between the Company       (file no. 1-10767) filed December 16, 1997, and
         and SSC.                                    incorporated herein by reference.

   10.2  License Agreement, dated June 5, 1991,      Previously filed as Exhibit 10.2 to
         between the Company and SSC                 Amendment No. 1 to Form S-1 Registration
         re Service Marks.                           Statement (file no. 33-40214) filed June 6, 1991,
                                                     and incorporated herein by reference.

   10.7  Form of Indemnification Agreement,          Previously filed as Exhibit 10.7 to
         dated 1991, between the Company             Amendment No. 1 to Form S-1 Registration
         and its directors and executive officers.   Statement (file no. 33-40214) filed June 6, 1991,
                                                     and incorporated herein by reference.



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

  10.17  Form of Restricted Stock Agreement,         Previously filed as Exhibit 10.17 to
         dated 1991, among SSC, the                  Amendment No. 1 to Form S-1 Registration
         Company and certain officers.               Statement (file no. 33-40214) filed June 6,
                                                     1991, and incorporated herein by reference.

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

  10.21  Form of Restricted Stock Agreement,         Previously filed as Exhibit 10.27 to
         dated 1992, between the Company             Amendment No. 1 to Form S-1 Registration
         and certain employees.                      Statement (file no. 33-47252) filed April 27,
                                                     1992, and incorporated herein by reference.

  10.22  The Company's Non-employee Director         Previously filed as Exhibit 10.28 to
         Stock Option Plan.                          Form 10-K (file no.1-10767) filed
                                                     October 22, 1992, and incorporated
                                                     herein by reference.

  10.23  Lease, dated September 1, 1992, between     Previously filed as Exhibit 10.29 to
         the Company, as lessee, and SSC, as         Form 10-K (file no.1-10767) filed
         lessor, re South Bend, IN store.            October 22, 1992, and incorporated
                                                     herein by reference.

  10.24  Lease, dated January 27, 1992, between      Previously filed as Exhibit 10.30 to
         the Company, as lessee, and J.A.L. Realty   Form 10-K (file no.1-10767) filed
         Company, as lessor, as amended on July      October 22, 1992, and incorporated
         29, 1992, re 3080 Alum Creek warehouse.     herein by reference.

10.24.1  Exercise of the first five-year renewal     Previously filed as Exhibit 10.30.1 to
         option commencing February 1, 1997          Form 10-Q (file no. 1-10767) filed
         under lease, dated January 27, 1992,        March 19, 1996, and incorporated
         as amended, between the Company, as         herein by reference.
         lessee, and J.A.L. Realty Company, as
         lessor, re 3080 Alum Creek warehouse.

  10.25  Lease, dated July 29, 1992, between the     Previously filed as Exhibit 10.31 to
         Company, as lessee, and J.A.L. Realty       Form 10-K (file no.1-10767) filed
         Company, as lessor, re 3232 Alum Creek      October 22, 1992, and incorporated
         warehouse.                                  herein by reference.



  10.26  Lease, dated October 26, 1993 between       Previously filed as Exhibit 10.33 to
         the Company, as lessee, and J.A.L. Realty   Form 10-Q (file no. 1-10767) filed
         Company, as lessor. re 2560 Valueway,       March 14, 1994, and incorporated
         Columbus, OH 43224.                         herein by reference.

10.26.1  Lease Modification Agreement dated          Previously filed as Exhibit 10.33.1
         to June 16, 1995 to Lease, dated October    Form 10-K (file no.1-10767)
         filed 26, 1993, between the Company, as     October 27, 1995, and incorporated
         lessee, and J.A.L. Realty Company,          herein by reference.
         as lessor, re 2560 Valueway, Columbus,
         Ohio 43224.

  10.27  License Agreement dated as of January       Previously filed as Exhibit 10.34 to
         12, 1994 between the Company, as            Form 10-K (file no. 1-10767) filed
         licensee, and  Valley Fair Corporation,     October 26, 1994, and incorporated
         as licensor, re Housewares Depts.           herein by reference.

  10.28  Ground lease, dated April 15, 1994,         Previously filed as Exhibit 10.35 to
         between the Company, as lessee, and         Form 10-K (file no 1-10767) filed
         J.A.L. Realty Company, as lessor, re        October 26, 1994, and incorporated
         19 acres.                                   herein by reference.

  10.29  Agreement of Lease dated September 1,       Previously filed as Exhibit 10.36 to Form 10-Q
         1994, between Company, as tenant, and       (file no. 1-10767) filed December 12, 1994,
         Jubilee Limited Partnership, as landlord,   and incorporated herein by reference.
         re Carol Stream, IL store.

  10.30  Agreement of Lease, dated March 1, 1994,    Previously filed as Exhibit 10.37 to Form 10-Q
         between the Company, as tenant, and         (file no. 1-10767) filed December 12, 1994,
         Jubilee Limited Partnership, as landlord,   and incorporated herein by reference.
         re Hobart, IN store.

  10.31  Agreement of Lease, date February 10,       Previously filed as Exhibit 10.38 to Form 10-Q
         1995, between the Company, as tenant,       (file no. 1-10767) filed March 14, 1995 and
         and Jubilee Limited Partnership, as         incorporated herein by reference.
         landlord, re Gurnee Mills, IL store.

  10.32  Agreement of Lease, dated January 13,       Previously filed as Exhibit 10.39 to Form 10-Q
         1995, between the Company, as tenant,       (file no. 1-10767) filed March 14, 1995 and
         and Westland Partners, as landlord, re      incorporated herein by reference.
         Westland, MI store.

  10.33  Agreement of Lease, dated January 31,       Previously filed as Exhibit 10.40 to Form 10-Q
         1995, between the Company, as tenant,       (file no. 1-10767) filed March 14, 1995 and
         and Taylor Partners, as landlord, re        incorporated herein by reference.
         Taylor, MI store.


  10.34  Sublease, dated December 28, 1994,          Previously filed as Exhibit 10.41 to Form 10-Q
         between the Company, as subtenant, and      (file no. 1-10767) filed March 14, 1995 and
         Shonac Corporation, as sublandlord, re      incorporated herein by reference.
         Alum Creek Drive warehouse space.

  10.35  Analysis sheet for Lease re Ft. Wayne,      Previously filed as Exhibit 10.43 to
         Indiana acquired by SSC pursuant to         Form 10-K (file no. 1-10767) filed
         Assignment and Assumption Agreement         October 27, 1995, and incorporated
         dated July 21, 1995.                        herein by reference.

  10.36  Merchandise Royalty Agreement, dated        Previously filed as Exhibit 10.44  to
         July 15, 1995, between American Eagle       Form 10-Q (file no. 1-10767) filed
         Outfitters, Inc., and the Company           December 12, 1995, and incorporated
         re American Eagle merchandise sold          herein by reference.
         to Value City Department Stores, Inc.

  10.37  Agreement of Lease, dated April 10, 1995,   Previously filed as Exhibit 10.45  to
         between the Company as tenant, and          Form 10-Q (file no. 1-10767) filed
         Independence Limited Liability Company,     December 12, 1995, and incorporated
         as landlord, re Charlotte, North Carolina   herein by reference.
         Store.

  10.38  Sublease and Occupancy Agreement,           Previously filed as Exhibit 10.46 to
         dated December 15, 1995, between the        Form 10-Q (file no. 1-10767) filed
         Company, SSC and SSC dba Value City         March 19, 1996, and incorporated
         Furniture, re Louisville, Kentucky          herein by reference.
         (Preston Highway) store.

  10.39  Agreement of Lease, dated March 13,         Previously filed as Exhibit 10.47
         to 1996, between the Company as tenant,     Form 10-Q (file no. 1-10767) filed
         and Jubilee Limited Partnership, as         March 19, 1996, and incorporated
         landlord, re Saginaw, Michigan              herein by reference.
         store.

  10.40  Agreement of lease, dated 1996              Previously filed as Exhibit 10.49 to
         between the Company, as tenant,             Form 10-K (file no. 1-10767) filed
         and SSC, as landlord, re the Melrose        November 1, 1997 and incorporated
         Park, IL store.                             herein by reference.

  10.41  Agreement of Lease, dated October 4,        Previously filed as Exhibit 10.50 to
         1996, between the Company, as tenant,       Form 10-K (file no. 1-10767) filed
         and Hickory Ridge Pavilion, Ltd., as        November 1, 1997 and incorporated
         landlord, re the Memphis, TN store.         herein by reference.

  10.42  Restricted Stock Agreement dated            Previously filed as Exhibit 10.53 to
         July 14, 1997 between Martin P.             Form 10-K (file no. 1-10767) filed
         Doolan and the Company.                     October 31, 1997, and incorporated
                                                     herein by reference.


  10.43  Lease, dated October 30, 1998 between the     Previously filed as Exhibit 10.56 to
         Company, as tenant, and Jubilee Limited       Form 10-K (file no. 1-10767) filed
         Partnership, as landlord, re River Oaks West  April 30, 1999, and incorporated
         Shopping Center, Calumet City, Illinois.      herein by reference.

  10.44  Lease, dated May 3, 1998 between the          Previously filed as Exhibit 10.57 to
         Company, as tenant, and Valley Fair           Form 10-K (file no. 1-10767) filed
         Corporation, as landlord, re Irvington, NJ.   April 30, 1999, and incorporated
                                                       herein by reference.

  10.45  Lease, dated March 22, 2000 between
         East Fifth Avenue, LLC, an affiliate of
         SSC, and Shonac Corporation.

  10.46  Employment Agreement dated
         June 21, 2000 between
         James A. McGrady and the Company.

  10.47  Employment Agreement dated
         December 4, 2000 between
         George Kolber and the Company.

     21  List of Subsidiaries                           Page E-9.
     23  Consent of Deloitte & Touche LLP               Page E-10.
     24  Power of Attorney                              Page E-11.