Form 10-K/A
period 2001-02-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 2001-06-04
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


Aggregate market value of voting stock held by non-affiliates of the registrant, 12,490,447 Common Shares, based on the $7.69 closing sale price on April 16, 2001, was $96,051,537.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 34,338,212 Common Shares were outstanding at April 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                           FORM
                                                                          10-K/A
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


                                                    PART III

10.      Directors and Executive Officers of the Registrant.................................................28
11.      Executive Officer Compensation.....................................................................31
12.      Security Ownership of Certain Beneficial Owners and Management.....................................34
13.      Certain Relationships and Related Transactions.....................................................35


                                                    PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................39
         Signatures.........................................................................................40


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

OPERATING SEGMENTS


         See Note 12 of Notes to Consolidated Financial Statements beginning on page F-22 of this annual report for information regarding our Company's segments.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.






         The members of the Board of Directors (the "Board") of the Company are elected at the Annual Meeting. The number of members of the Board has been fixed at twelve by action of the Board pursuant to the Code of Regulations (By-laws) of the Company. Board members serve until the annual meeting following their election or until their successors are duly elected and qualified.

         The following table sets forth certain information with respect to each nominee.

NAME                       AGE                  PRINCIPAL OCCUPATION
----                       ---                  --------------------
Jay L. Schottenstein       46     Chairman of the Company, American Eagle Outfitters, Inc. and SSC since March 1992 and
                                  Chief Executive Officer of the Company from April 1991 to July 1997 and from July 1999 to December 2000. Mr. Schottenstein served as Vice Chairman of SSC from 1986 until
                                  March 1992 and a director of SSC since 1982. He served SSC as President of the
                                  Furniture Division from 1985 through June 1993 and in various other executive capacities since 1976. (1)

Martin P. Doolan           61     Vice Chairman of the Company since July 1999 and President and Chief Executive Officer of the Company from July 1997 to July 1999. Mr. Doolan founded Multitech Enterprises in 1982, a firm which specializes in providing CEO management for companies with under performing earnings, and served as its Chairman and Chief Executive Officer. Mr.
                                  Doolan has over 25 years experience as a corporate turnaround executive and has provided extensive CEO management and advisory services to several venture invested firms including those owned by First Chicago Venture Capital, Madison Dearborn
                                  Partners, Clayton Dubilier & Rice, Weston Presidio Capital, RFE Investment Partners,
                                  Security Pacific Venture Capital, Bank One Venture Partners and others.

George Kolber              50     Vice Chairman and Chief Executive Officer of the Company since December 2000. Prior to that time, he served as Chief Operating Officer and Vice Chairman of the Board of
                                  Directors of American Eagle Outfitters, Inc. From December 1995 to December 2000, he
                                  served as Chief Operating Officer of American Eagle Outfitters, Inc. Prior to joining
                                  American Eagle Outfitters, Inc., he served as Vice President of SSC since 1979 and as
                                  Vice President, Administration of the Company from 1990 to 1993. Prior to that time,
                                  Mr. Kolber served as Vice President and Chief Financial Officer of Strauss Stores and
                                  R&S Strauss Associates. He has also served as Chairman of the Board of Directors of
                                  Penn Jersey Auto Stores and on the Board of Directors of Wieboldts Department Stores.

Ari Deshe                  50     Chairman and Chief Executive Officer since 1996 and President and Chief Executive
                                  Officer from 1993 to 1996 of Safe Auto Insurance Company, a property and casualty insurance company. Prior to that, Mr. Deshe served as President of Safe Auto Insurance
                                  Agency from 1992 to 1993 and President of Employee Benefit Systems, Inc. from 1982 to
                                  1992. (1)

Jon P. Diamond             43     President and Chief Operating Officer since 1996 and Executive Vice President and
                                  Chief Operating Officer from 1993 to 1996 of Safe Auto Insurance Company. Mr. Diamond
                                  served as Vice President of SSC from March 1987 to March 1993 and served SSC in various management positions since 1983. (1)

Richard Gurian             83     Managing Director of Natural Forms Limited since 1995 and President of Richard Gurian
                                  Consultants, Inc., formerly Venture Horizons, Inc., since 1980. Prior to 1980, Mr.
                                  Gurian served as Board member and Senior Vice President - General Merchandise Manager
                                  at Lazarus Department Stores.

Dr. Norman Lamm            73     President of Yeshiva University, New York, New York, since 1976.

Geraldine Schottenstein    68     Director of the Company and SSC since April 1992. She has served as a volunteer and
                                  Board member for a variety of charitable and community organizations for more than the past five years.

Robert L. Shook            63     Author of business-related books since 1978.

Henry L. Aaron             66     Director of the Company since February 2000. He presently serves as Senior Vice
                                  President of the Atlanta National League Baseball Club, Inc. and as Vice President of
                                  Business Development for the CNN Airport Network, along with a number of other private business interests.

------------
(1) SSC is a controlling shareholder of the Company. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management." Geraldine Schottenstein is the mother of Jay L. Schottenstein, and the mother-in-law of Ari Deshe and Jon P. Diamond.

     Jay L. Schottenstein, George Kolber and Martin Doolan are directors of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

INFORMATION CONCERNING BOARD OF DIRECTORS

         During the fiscal year ended February 3, 2001, the Board met four times.

         The Board has standing Audit and Stock Option Committees.

         The members of the Audit Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board a firm of accountants to serve as the Company's auditors and to review with the independent auditors and the appropriate corporate officers matters relating to corporate financial reporting and accounting procedures and policies, adequacy of financial, accounting and operating controls, and the scope of the audit. The Audit Committee met eight times in fiscal 2000. All three members participated in all the meetings.

         The members of the Stock Option Committee are Richard Gurian, Dr. Norman Lamm and Robert L. Shook. Its function is to recommend to the Board the number and terms of any stock options to be granted under the Company's stock option plan. The Committee also administers the Company's Incentive Compensation Plan and the 2000 Stock Incentive Plan. The committee met once during fiscal 2000. Dr. Lamm was not available to participate.

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

EXECUTIVE OFFICERS

         The following persons are executive officers of the Company. For information regarding executive officers who are also directors, see the preceding table. The officers of the Company are elected annually by the Board and serve at the pleasure of the Board.

         Lynn E. Lambrecht, age 43, joined the Company in August 1997 as Vice President - Human Resources. Prior to that, Ms. Lambrecht served as Vice President of Human Resources at Kohl's Corporation from 1992 to 1997 and previously was with the May Company in a senior Human Resource position.

         James A. McGrady, age 50, joined the Company in July 2000 as Chief Financial Officer and Treasurer. Prior to that time, he served as Vice President and Treasurer of Consolidated Stores Corp. beginning in 1986. From 1979 through 1986, Mr. McGrady practiced public accounting with KMG Main Hurdman.

         Chris Zender, age 37, joined the Company in August 1997 as a Regional Manager. In February 1998 he was promoted to Vice President of Store Operations and in May 2000 was promoted to Chief Operating Officer Home Office/Distribution Centers. Prior to that, Mr. Zender served as Vice President of Store Operations at C. R. Anthony's from 1994 to 1997 and held various other positions from 1982 to 1994 at C. R. Anthony's.

         Alan Schlesinger, age 58, joined the Company in June 2000 as President and Chief Executive Officer of Filene's Basement. In October 2000 Mr. Schlesinger became President and Chief Merchandising Officer of the Company. Mr. Schlesinger has more than 35 years of experience as a retail merchant. From 1994 to June 2000 he served as Chairman of the Board of Lamonts Apparel, Inc. Prior to that, Mr. Schlesinger was with May Company as Senior Vice President of Famous Barr in St. Louis and Robinson May in California. In the late 1980's, he was with Ross Stores as Executive Vice president of Merchandising and Marketing.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who are beneficial owners of more than ten percent of the Company's Common Stock ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, the Company believes that, during fiscal year 2000, all filing requirements applicable to reporting persons were complied with except for one filing for Mr. Jay L. Schottenstein.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.




Executive Officer Compensation

         The following table sets forth certain information regarding compensation paid during each of the Company's last three full fiscal years, and the transition period, to the Company's Chief Executive Officer(s) and to each of the Company's four most highly compensated executive officers serving at the end of the current fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                               LONG TERM COMPENSATION
                                                              ------------------------
                                  ANNUAL COMPENSATION         RESTRICTED
                           -------------------------------     STOCK                               ALL OTHER
NAME AND                   FISCAL   SALARY(2)      BONUS      AWARDS(3)       OPTIONS/           COMPENSATION(4)
PRINCIPAL POSITION         YEAR(1)     $             $            $            SARS(#)                  $
------------------         -------  ---------      -----      ---------       --------           ---------------
Jay L. Schottenstein        2000    $250,000         None           None          None                  None
Chairman                    1999    $250,000         None           None          None                  None
                            1998T   $135,340         None           None          None                  None
                            1998    $250,000         None           None          None                  None

George Kolber               2000    $115,816         None     $3,450,000       500,000                $6,360
Vice Chairman and           1999        None         None           None          None                  None
Chief Executive Officer     1998T       None         None           None          None                  None
                            1998        None         None           None          None                  None

Michael J. Tanner (5)       2000    $436,451         None           None          None              $393,344
Former President and        1999    $445,833     $400,000           None        50,000               $29,977
Chief Operating Officer     1998T   $200,000     $249,167           None          None               $16,775
                            1998    $383,333      $35,000       $117,188        50,000               $72,278

Alan R. Schlesinger         2000    $753,216         None     $1,725,000       250,000              $285,689
President and               1999        None         None           None          None                  None
Chief Operating Officer     1998T       None         None           None          None                  None
                            1998        None         None           None          None                  None

Louis S. Virag (6)          2000    $392,675         None           None          None              $136,530
Former Executive Vice       1999    $450,000     $305,000           None          None               $39,836
President and General       1998T   $225,000     $275,000           None          None              $127,855
Merchandise Manager         1998    $450,000         None           None          None               $61,682

James A. McGrady (7)        2000    $155,769         None           None        30,000               $18,419
Chief Financial Officer,    1999        None         None           None          None                  None
Treasurer and Secretary     1998T       None         None           None          None                  None
                            1998        None         None           None          None                  None

Chris Zender                2000    $296,987         None           None        20,000                $6,241
Chief Operating Officer     1999    $212,500     $113,800           None          None                $1,304
Home Office/                1998T    $88,333      $67,830           None          None               $19,984
Distribution Centers        1998    $161,667         None           None          None                  None


(1) 1998T represents the six month transition period of August 2, 1998 through January 30, 1999.

(2) Includes amounts deferred by the executive officer pursuant to the Deferred Compensation Plan established in 1998, SSC's Associate Profit Sharing and 401(k) Plan (the "401(k) Plan"), which was adopted effective as of August 1, 1989, and in which associates of the Company are eligible to participate. The 401(k) Plan is a prototype defined contribution plan that qualifies for favorable tax treatment under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits eligible associates of the Company to contribute a percentage of their pre-tax wages to the plan and the Company will match the contributions up to a maximum of 3% of covered wages. Effective January 1, 2001, the Company matches up to 4.5% of participants' eligible contributions. The Company also may contribute up to an additional 1.5% of covered wages as a profit sharing contribution.

(3) The value of the restricted stock is determined by multiplying the total shares held by each named executive by the closing price on the New York Stock Exchange on February 3, 2001.

(4)  Represents the following amounts for fiscal 2000 401(k) Plan Contributions:
     Mr. Kolber, $3,474; Mr. Tanner, $4,117; Mr. Virag, $3,608; and Mr. Zender, $5,014; relocations expenses paid by the Company: Mr. Schlesinger, $57,557; tax reimbursement: Mr. Tanner, $8,710, Mr. Schlesinger, $40,747; Mr. Virag, $8,996, Mr. McGrady, $5,094; and Mr. Zender, $2; auto reimbursement: Mr. Tanner, $12,500; Mr. Virag, $12,500, Mr. McGrady, $7,500; and Mr. Zender, $1,073; the value of company paid life insurance: Mr. Kolber, $2,886; Mr. Schlesinger, $1,164; Mr. Virag, $1; Mr. McGrady, $45; and Mr. Zender, $45; deferred comp: Mr. McGrady, $11; and Mr. Zender, $107; cost of living adjustments: Mr. Schlesinger, $185,000; severance: Mr. Tanner, $83,333; and Mr. Virag, $93,750; Cobra: Mr. Schlesinger, $1,222; below market loan: Mr. Tanner, $14,900; debt forgiveness: Mr. Tanner, $250,000.

(5) Mr. Tanner had entered into an employment agreement with the Company effective October 1, 1999, for a term ending September 30, 2002. The agreement provided for an annual salary of $500,000 and a bonus based upon Board approved, predetermined, performance measures set annually and was terminated by agreement effective October 27, 2000.




(6) Mr. Virag had entered into an employment agreement with the Company effective July 14, 1997 for a term ending July 13, 2000. The agreement provided for an annual salary of $450,000, a signing bonus of $50,000, a bonus of up to 50% of his base salary based upon Board approved, predetermined, performance measures set annually. Mr. Virag's last day of active employment with the Company was November 30, 2000.

(7) Mr. McGrady has entered into an employment agreement with the Company effective June 21, 2000 for a term ending June 21, 2003. The agreement provides for an annual salary of $300,000 and a bonus of at least 40% of his base salary based upon Board approved, predetermined, performance measures set annually.


                 OPTION/SAR GRANTS IN THE LAST FISCAL YEAR TABLE

The following table provides certain information on option grants during fiscal year 2000 by the Company to the Chief Executive Officer and each of the Company's other executive officers included in the above compensation table.

                                                                                                   Potential Realized Value
                                                                                                      at Assumed Annual
                                               % of Total                                            Rates of Stock Price
                                              Options/SARs       Exercise                               Appreciation
                               Options         Granted to         or Base                             for Option Term (2)
                                SARs          Employees in         Price          Expiration       ------------------------
       Name                  Granted (#)       Fiscal Year         ($/Sh)           Date (1)           5%              10%
     ---------             --------------   ----------------    -----------      -------------     ----------      ----------
 Jay L. Schottenstein             None             N/A

 George Kolber                 500,000           53.0%              $7.13           12/4/10        $2,532,360      $6,606,361

 Michael J. Tanner                None             N/A

 Alan R. Schlesinger            50,000           5.30%              $9.60            6/7/10          $340,963        $889,496
                               200,000           21.2%              $7.13           12/4/10        $1,012,944      $2,642,544

 Louis S. Virag                   None             N/A

 James A. McGrady               30,000            3.2%              $9.94            8/9/10          $211,823        $552,599

 Chris Zender                   20,000            2.1%              $9.94            6/1/10          $141,215        $368,400

----------------

(1) All options are exercisable 20% per year, beginning on the first anniversary of the original grant date, on a cumulative basis and expire ten years from the original grant date.

(2) Represents the potential realizable value of each grant of options assuming that the market price of the Common Shares appreciates in value from the date of grant to the end of the option term at either a 5% or 10% annualized rate, based on the difference between the assumed per share value and the per share option exercise price, multiplied by the total number of option shares.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         Only one of the executive officers named in the Summary Compensation Table exercised options during the 2000 fiscal year. The following table provides certain information on the number and value of stock options held by the executive officers named in the Summary Compensation Table at February 3, 2001.

                                                        VALUE OF UNEXERCISED
                                                            IN-THE-MONEY
                         NUMBER OF                        UNEXERCISED OPTIONS                OPTIONS AT
                          SHARES         VALUE           AT FISCAL YEAR END (#)         FISCAL YEAR END ($) (1)
                        ACQUIRED ON     REALIZED      ---------------------------   -------------------------------
       NAME             EXERCISE (#)       ($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE       UNEXERCISABLE
--------------------    ------------    ---------     -----------   -------------   -----------       -------------
Jay L. Schottenstein      144,000       1,182,240       46,000            10,000        --                  --
George Kolber               ---             ---          ---             500,000        --                  --
Michael J. Tanner           ---             ---          ---                 ---        --                  --
Alan R. Schlesinger         ---             ---          ---             250,000        --                  --
Louis S. Virag              ---             ---          ---                 ---        --                  --
James A. McGrady            ---             ---          ---              30,000        --                  --
Chris Zender                ---             ---         10,000            45,000        --                  --

 (1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $6.90. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Company's Chairman, Jay L. Schottenstein, with the input of its former President, Michael J. Tanner, determined the annual salary of the executive officers of the Company and such determination was not formally considered and ratified by the Board of Directors. Jay L. Schottenstein is also Chairman and Chief Executive Officer of SSC. For information regarding the relationships between the Company and SSC, see "Relationship with SSC and Its Affiliates" below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.




OWNERSHIP OF COMMON SHARES

         The following table sets forth, as of April 16, 2001, certain information with regard to the beneficial ownership of the Company's Common Shares by each holder of 5% of such shares, each director individually and all executive officers and directors as a group.

Name of                                              Amount and Nature of               Percent of
Beneficial Owner                                     Beneficial Ownership (1)   Outstanding Shares (2)
----------------                                     ------------------------   ----------------------
Henry L. Aaron (1)                                                1,000                           *
Ari Deshe (1)(4)(5)(7)                                           31,000                           *
Jon P. Diamond (1)(4)(5)                                         19,700                           *
Martin Doolan (1)(3)                                            320,000                           *
Richard Gurian (1)                                               27,300                           *
George Kolber (1)(3)                                            750,000                          2.2%
Lynn Lambrecht (1)                                               10,000                           *
Dr. Norman Lamm (1)                                              28,400                           *
James A. McGrady (1)                                              1,000                           *
Alan R. Schlesinger (1)(3)                                       50,000                           *
Geraldine Schottenstein (1)(4)(5)(6)                             57,000                           *
Jay L. Schottenstein (1)(4)(5)(6)                               250,000                           *
Robert L. Shook (1)(7)                                           39,500                           *
Chris Zender (1)                                                 19,765                           *
All directors and executive officers as a group
   (15 persons) (1)(3)(4)(5)                                  1,629,665                          4.7%
Tweedy, Browne Company LLC (8)                                3,127,139                          9.1%
Dimensional Fund Advisors Inc. (9)                            1,966,300                          5.7%
Schottenstein Stores Corporation (4)(5)                      18,126,266                         52.8%**

--------------
*    Represents less than 1% of outstanding Common Shares, net of Treasury
     Shares.

** The total excludes 30,000 shares so the shares jointly reported by Jay Schottenstein and Geraldine Schottenstein are not double counted.

(1) Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed and includes the following number of Common Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options within 60 days of April 16, 2001: Mr. Aaron, 1,000; Mr. Deshe, 18,000; Mr. Diamond, 18,000;
     Mr. Doolan, 195,000; Mr. Gurian, 27,000; Mr. Kolber, 200,000; Ms.
     Lambrecht, 10,000; Dr. Lamm, 26,000; Mrs. Schottenstein, 27,000; Mr. J. Schottenstein, 76,000; Mr. Shook, 27,000; Mr. Zender, 15,000 and all directors and officers as a group, 665,000.

(2) The percent is based upon the 34,338,212 Common Shares outstanding, net of Treasury Shares at April 16, 2001.

(3) Includes 75,000 shares for Mr. Doolan, 500,000 shares for Mr. Kolber, 50,000 for Mr. Schlesinger and 625,000 shares for all directors and executive officers as a group, which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of years pursuant to the terms of Restricted Stock Agreements with the Company.

(4) Does not include the 18,126,266 Common Shares owned by Schottenstein Stores Corporation ("SSC") of 1800 Moler Road, Columbus, Ohio 43207. Jay L. Schottenstein is the Chairman and Chief Executive Officer of SSC. Jay L. Schottenstein, Geraldine Schottenstein, Ari Deshe and Jon P. Diamond are members of the Board of Directors of SSC. See "Ownership of SSC," below.

(5) Does not include 123,372 shares owned by the Jay and Jean Schottenstein Foundation, 67,944 shares held by the Ann and Ari Deshe Foundation, 67,944 shares held by the Jon and Susan Diamond Family Foundation and 40,740 shares held by the Lori Schottenstein Foundation, all being private charitable foundations, and 1,312,500 Common Shares owned by GB Stores, a Pennsylvania limited partnership. Combined, the shares owned by the foundations and GB Stores represent 5.0% of the Company's outstanding Common Shares. SSC owns a 96% limited partnership interest in GB Stores and its corporate general partner is an affiliate of SSC. The sole trustees and officers of the Jay and Jean Schottenstein Foundation are Saul, Geraldine and Jay Schottenstein. The remaining foundations' trustees and officers consist of at least one of the following persons: Geraldine Schottenstein, Jay Schottenstein, Jon Diamond and/or Ari Deshe; in conjunction with other Schottenstein family members.

(6) Includes 30,000 shares as to which Geraldine Schottenstein and Jay L. Schottenstein share voting and investment power as trustees of a trust which owns the shares. Geraldine Schottenstein is also a beneficiary of the trust.

(7) Includes 10,000 shares held by Mr. Deshe's minor children. Includes 3,000 shares held by Mr. Shook's spouse and 1,500 shares held by Shook Associates, Inc. of which Mr. Shook is a 50% shareholder.

(8) Includes 136,400 shares held by TBK, L.P. ("TBK") and 41,300 shares held by Vanderbilt Partners, L.P. ("Vanderbilt"). By reason of their positions as such, the members of Tweedy, Browne Company LLC ("TBC") may be deemed to control TBC and the general partners of TBK and Vanderbilt may be deemed to control TBK and Vanderbilt, respectively. The address for TBC is 52 Vanderbilt Avenue, New York, NY 10017. Based on information contained in a
     Schedule 13G filed by TBC on February 13, 2001.

(9) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "funds." In its roll as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned the funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Based on information contained in a Schedule 13G filed by Dimensional on February 2, 2001.

OWNERSHIP OF SSC

         The following table indicates the shares of SSC common stock beneficially owned by each nominee for election to the Board of Directors of the Company and by all directors and officers of the Company as a group, as of April 2, 2001:


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

(4) Represents sole voting and investment power over 27.41707 shares held by Ann Schottenstein Deshe, the wife of Ari Deshe, as trustee of an irrevocable trust for family members, as to which shares Mr. Deshe may be deemed to be the beneficial owner.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.




                    RELATIONSHIP WITH SSC AND ITS AFFILIATES

         Prior to the completion of its initial public offering on June 18, 1991, the Company was operated as the Department Store Division of SSC. On that date, SSC transferred substantially all of the net assets of the Division to the Company in exchange for 22,500,000 Common Shares of the Company. At April 16, 2001, SSC owned 53.0% of the Company's outstanding Common Shares. So long as SSC owns more than 50% of the Company's voting shares, it will continue to have the power acting alone to approve any action requiring a vote of the majority of the voting shares of the Company and to elect all of the Company's directors. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

REAL ESTATE LEASES AND SUBLEASES

         The Company leases or subleases from SSC or affiliates of SSC twenty-one store locations, three warehouses and a parcel of land. Generally, the agreements require the Company to pay for insurance, taxes, common area maintenance and other costs associated with the properties on a "triple net" basis for freestanding locations, and on a pro rata share basis for locations that are part of a larger parcel.

         SSC leases to the Company five store locations under the terms of a Master Store Lease Agreement. The Master Store Lease, as amended, provides for certain base rentals which approximate $2.96 per square foot. Beginning in fiscal 1997, the Master Store Lease also provides for the payment of percentage rent equal to 2% of gross total sales in excess of the base rent. For fiscal 2000, the Company recorded expense to SSC, including contingent rent, of $2,225,464 pursuant to the Master Store Lease.

         SSC subleases to the Company two store locations that are owned by affiliates of SSC under a Master Sublease. The Master Sublease provides for an annual base rent of the greater of 2% of gross sales or minimum rent of $2.39 and $2.29 per square foot. For fiscal 2000 the Company recorded expense to SSC, including contingent rent, of $675,426 pursuant to the Master Sublease.

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

         The Company also leases or subleases four warehouse facilities and a trailer yard from SSC or affiliates of SSC. The warehouse facilities consist of approximately 772,000 square feet for base rentals of $1.75 to $3.35 per square foot with lease control ranging from 2004 through 2017. Generally, the lease renewal terms are at the same terms and conditions as the original term except rent which increases by $0.25 per square foot for the renewal terms. The Company also leases, from an affiliate of SSC, a trailer yard of approximately 19 acres with lease control through April 2009 having rents that range from $25,000 to $30,000 per year during the period of lease control. During fiscal 2000, the Company recorded net expenses to SSC and affiliates of SSC of $2,776,937 pursuant to these leases and assignments.

         Additionally, the Company leases thirteen store locations from SSC or affiliates of SSC. Generally, the leases provide for percentage rent equal to 2% of total sales in excess of a specified sales level or base rent with base rents ranging from $2.46 to $15.75 per square foot for the initial term and provide lease control ranging from 2007 through 2037. Generally, the renewal terms are at the same terms and conditions as the original term except rent which may increase for the renewal terms. During fiscal 2000, the Company recorded expenses in the aggregate to SSC and affiliates of SSC of $7,165,739 pursuant to these leases.

         In addition to the foregoing, SSC subleases one store location to the Company under an agreement that provides for the payment of additional rent to SSC in order for SSC to recover the costs of the initial acquisition of the leasehold interest. The sublease has a term expiring in fiscal 2004 and provides for rent in the amount of 2% of total sales, with a minimum rent equal to $2.00 per square foot and provides four additional five-year renewal terms. During fiscal 1999, the Company recorded expenses in the aggregate to SSC of $248,509 pursuant to this sublease.

         The Company also subleases from SSC a store location. The sublease expires December 31, 2007 and provides for percentage rent equal to 2% of total sales in excess of a minimum base rent of $4.69 per square foot with three additional renewal terms of five years each. During fiscal 2000, the Company recorded expenses to SSC of $496,047 for this sublease.

         In March 2000, the Company entered into a lease agreement with an affiliate of SSC for a new distribution and office facility to replace three existing facilities leased from unrelated third-party landlords. Rent and other occupancy costs will commence upon possession, which is anticipated to begin on June 1, 2001. The lease has an initial term of fifteen years, with rents at $3.00, $3.25 and $3.50 per square foot during the first, second and third five-year periods, respectively. There are three additional renewal terms of five years each. Each renewal term will be on the same terms as the initial term, except rent, which will increase by $0.25 per square foot in each succeeding five-year term. The lease also requires the Company to pay taxes, maintenance and repairs at specified amounts per square foot throughout the term of the lease.

         SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its store locations. Three of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the

Company's lease. For fiscal 2000, SSC paid to the Company an aggregate of $552,071 pursuant to these subleases.

LICENSE AGREEMENTS WITH AFFILIATES

         In July 1997, the Company entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc. to create VCM, Ltd. ("VCM") to operate the Company's health and beauty care and toys and sporting goods departments as licensed departments. Pursuant to operating agreements between VCM and the Company, VCM will pay annual license fees to the Company based on 5% and 11% of net sales and will reimburse the Company 2% and 4% of its sales for advertising and 2.9% and 1% of its sales for administrative expenses for the health and beauty care and the toys and sporting goods departments, respectively. The Company also provides certain personnel, administrative and service functions for which it will receive a monthly fee from VCM to cover the related costs. The license and operating agreements are for a term of ten years ending in July 2007 and contain certain provisions whereby either business partner can initiate renegotiations of terms if certain minimum requirements are not met. The aggregate license fees paid by VCM to the Company for fiscal 2000 were $9,144,000.

 MERCHANDISE TRANSACTIONS WITH AFFILIATES

         The Company from time to time purchases merchandise from affiliates of SSC. Some of such affiliates manufacture, import and wholesale apparel as their principal business. The members of the Company's merchandising staff use these sources and make their purchasing decisions in the same manner as with unaffiliated sources. Any merchandise purchased from such sources is on terms at least as favorable to the Company as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, the Company is given terms preferential to those available to unaffiliated customers. Total purchases by the Company from SSC and affiliates for fiscal 2000 were $24,787,000, representing 1.7% of the Company's total purchases during the fiscal year. In addition, the Company sold $14,300,000 of merchandise at cost to an affiliate of SSC during fiscal 2000.

         VCM and certain affiliates of SSC from time to time purchase merchandise from the Company, in some instances on a regular basis. Such purchases are generally made from merchandise in the Company's warehouse inventory at prices equal to the Company's cost plus a handling fee of up to 15.0%.

         The Company will from time to time purchase merchandise on behalf of and ship it directly to affiliates, at cost plus delivery charges. Most transactions of this nature are done with VCM. No such purchases were made during fiscal 2000.


         In May 2001, SSC and Value City Department Stores entered into a consignment arrangement for the sale of Bugle Boy products that SSC purchased for approximately $11.9 million. As part of the agreement, Value City agreed to purchase at SSC's cost any unsold Bugle Boy merchandise owned by SSC on February 2, 2002.


SERVICES AGREEMENTS

         The Company shares with SSC and its affiliates certain incidental support personnel and services for the purpose of achieving economies of scale and cost savings. These shared services include certain architectural, legal, advertising and administrative services. The Company and SSC have entered into a Corporate Services Agreement that sets forth the terms for payment of the costs of these shared services. The Company believes that it is able to obtain such services at a cost which is equal to or below the cost of providing such services by itself or obtaining such services from unaffiliated third parties. For fiscal 2000, the Company paid SSC or its affiliates $1,035,206 for such services and the Company was reimbursed $146,590 by SSC and its affiliates for such services. The Corporate Services Agreement also provides for participation by the Company in the self-insurance program maintained by SSC on the same basis as previous participation by the Division. Under that program, the Company is self-insured for purposes of personal injury and property damage, motor vehicle and Ohio workers' compensation claims up to various specified amounts, and for casualty losses up to $100,000. Claims and losses in excess of the specified amounts are covered by stop-loss or excess liability policies maintained by SSC, which include the Company as a named insured. SSC maintains reserves and pays claims for self-insured amounts under the program and will continue to do so with respect to the Company's participation in the program. SSC charges its affiliates, divisions and the Company premiums based, among other factors, on loss experience and its actual payroll and related costs for administering the program. For fiscal 2000, the Company expensed $16,550,000 for the SSC premium for participation in the program.

         The Company also provides certain administrative and service functions for VCM. These functions include accounting, MIS and merchandise delivery. For fiscal 2000, the Company charged VCM $2,372,650 for these services.

PUT AGREEMENT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS

         The documents listed below are filed as part of this Form 10-K/A:

                                                                                             Form 10-K/A
                                                                                             -----------

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


14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
    The schedule listed below is filed as part of this Form 10-K/A:

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

Date: June 1, 2001                      By:                   *

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


              SIGNATURE                             TITLE                                          DATE
              ---------                             -----                                          ----

                  *                     Chairman of the Board of Directors                       6/1/01
---------------------------------       and Chief Executive Officer
(Jay L. Schottenstein)

                  *                     Vice Chairman and                                        6/1/01
---------------------------------       Chief Executive Officer
(George Kolber)                         (Principal Executive Officer)


                  *                     Vice Chairman of the Board of Directors                  6/1/01
---------------------------------
(Saul Schottenstein)

                  *                     Vice Chairman of the Board of Directors                  6/1/01
---------------------------------
(Martin P. Doolan)

                  *                     Chief Financial Officer and Treasurer                    6/1/01
---------------------------------       (Principal Financial and Accounting Officer)
(James A. McGrady)

                  *                     Director                                                 6/1/01
---------------------------------
(Henry L. Aaron)

                  *                     Director                                                 6/1/01
---------------------------------
(Ari Deshe)

                  *                     Director                                                 6/1/01
---------------------------------
(Jon P. Diamond)

                  *                     Director                                                 6/1/01
---------------------------------
(Richard Gurian)

                  *                     Director                                                 6/1/01
---------------------------------
(Norman Lamm)

                  *                     Director                                                 6/1/01
---------------------------------
(Geraldine Schottenstein)

                  *                     Director                                                 6/1/01
---------------------------------
(Robert L. Shook)

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