Form 10-Q
period 2001-05-05
VALUE CITY DEPARTMENT STORES INC /OH
filed 2001-06-15
CIK 874444

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 5, 2001

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

                  Yes __X__          No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at June 1, 2001
-------------------------------                ---------------------------
Common Stock, Without Par Value                     34,274,712 Shares

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

================================================================================

                                                                                                         PAGE NO.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                     Consolidated Balance Sheets

                           May 5, 2001 and February 3, 2001                                                   3

                     Consolidated Statements of Operations for the three months
                           ended May 5, 2001 and April 29, 2000                                               4

                     Consolidated Statements of Cash Flows for the three
                           months ended May 5, 2001 and April 29, 2000                                        5

                     Notes to the Consolidated Financial Statements                                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 N/A


PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                          N/A

         Item 2.  Changes in Securities                                                                      N/A

         Item 3.  Defaults Upon Senior Securities                                                            N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                                        N/A

         Item 5.  Other Information                                                                          N/A

         Signature                                                                                           13

         Item 6.  Exhibits and Reports on Form 8-K                                                           N/A

                       VALUE CITY DEPARTMENT STORES, INC.
                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                       MAY 5,              FEBRUARY 3,
                                                                        2001                  2001
                                                                     -----------           ---------
ASSETS

Current assets:
   Cash and equivalents                                              $    48,757           $  10,562
   Accounts receivable, net                                               45,526              44,927
   Receivables from affiliates                                             1,742               9,452
   Inventories                                                           484,145             393,577
   Prepaid expenses and other assets                                      25,955              22,290
   Deferred income taxes                                                  57,019              51,732
                                                                     -----------           ---------
      Total current assets                                               663,144             532,540

Property and equipment, at cost:
   Furniture, fixtures and equipment                                     229,787             223,675
   Leasehold improvements                                                178,398             176,318
   Land and building                                                         801                 801
   Capital leases                                                         37,414              38,348
                                                                     -----------           ---------
                                                                         446,400             439,142
   Accumulated depreciation and amortization                            (198,025)           (190,103)
                                                                     -----------           ---------
Property and equipment, net                                              248,375             249,039


Investment in joint venture                                                7,408               8,292
Goodwill and tradenames, net                                              62,505              67,056
Other assets                                                              45,423              51,082
                                                                     -----------           ---------
      Total assets                                                   $ 1,026,855           $ 908,009
                                                                     ===========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $   248,124           $ 180,736
   Accounts payable to affiliates                                         19,738              13,655
   Accrued expenses:
      Compensation                                                        17,963              19,662
      Taxes                                                               27,257              31,255
      Other                                                               68,080              75,227
   Current maturities of long-term obligations                               562                 603
                                                                     -----------           ---------
      Total current liabilities                                          381,724             321,138

Long-term obligations, net of current maturities                         391,762             326,449
Deferred income taxes and other noncurrent  liabilities                   12,212              10,115
Commitments and contingencies                                                 --                  --

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
   issued, including treasury shares, 34,340,863 and
      33,552,230 shares, respectively                                    145,741             145,659
   Retained earnings                                                     103,355             111,155
   Deferred compensation expense, net                                     (5,770)             (6,448)
   Treasury shares, at cost, 7,651 shares                                    (59)                (59)
   Other comprehensive loss                                               (2,110)                 --
                                                                     -----------           ---------
      Total shareholders' equity                                         241,157             250,307
                                                                     -----------           ---------
      Total liabilities and shareholders' equity                     $ 1,026,855           $ 908,009
                                                                     ===========           =========


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                                            THREE MONTHS ENDED
                                                                      -----------------------------
                                                                        MAY 5,            APRIL 29,
                                                                         2001                2000
                                                                      ----------          ---------
Net sales, excluding sales of licensed departments                    $ 530,114           $ 462,053
Cost of sales                                                          (328,221)           (284,322)
                                                                      ---------           ---------
   Gross profit                                                         201,893             177,731

Selling, general and administrative expenses                           (208,513)           (174,426)
License fees from affiliates                                              2,112               2,153
Other operating income                                                      495                 277
                                                                      ---------           ---------
   Operating (loss) profit                                               (4,013)              5,735

Interest expense, net                                                    (8,436)             (5,354)
Gain (loss) on disposal of assets, net                                        1                 (20)
                                                                      ---------           ---------
   (Loss) income before equity in loss of joint venture
       and benefit (provision) for income taxes                         (12,448)                361
Equity in loss of joint venture                                            (884)               (269)
                                                                      ---------           ---------
   (Loss) income before benefit (provision) for income taxes            (13,332)                 92

Benefit (provision) for income taxes                                      5,533                 (37)
                                                                      ---------           ---------
   Net (loss) income                                                  $  (7,799)          $      55
                                                                      =========           =========

Basic and diluted (loss) earnings per share                           $   (0.23)          $    0.00
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

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

================================================================================

                                                                                THREE MONTHS ENDED
                                                                            ----------------------------
                                                                             MAY 5,            APRIL 29,
                                                                              2001                2000
                                                                            --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                           $ (7,799)          $      55
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
       Depreciation and amortization                                          12,832               9,801
       Deferred income taxes and other noncurrent liabilities                 (3,031)             (1,939)
       Equity in loss of joint venture                                           884                 269
       (Gain) loss on disposal of assets                                          (1)                 20
       Change in working capital, assets and liabilities excluding effects of acquisition:
          Receivables                                                          7,112              (9,632)
          Inventories                                                        (90,568)           (127,023)
          Prepaid expenses and other assets                                   (2,629)             (9,939)
          Accounts payable                                                    73,471              62,332
          Accrued expenses                                                    (8,769)            (10,018)
                                                                            --------           ---------
Net cash used in operating activities                                        (18,498)            (86,074)
                                                                            --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                       (9,534)            (13,379)
   Proceeds from sale of assets                                                    1                  --
   Acquisition                                                                    --              (3,506)
   Other assets and lease acquisition costs                                    1,401             (27,117)
                                                                            --------           ---------
Net cash used in investing activities                                         (8,132)            (44,002)
                                                                            --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common shares                                        82               3,070
   Net proceeds from issuance of debt                                         64,743             128,705
                                                                            --------           ---------
Net cash provided by financing activities                                     64,825             131,775
                                                                            --------           ---------

Net increase in cash and equivalents                                          38,195               1,699
Cash and equivalents, beginning of period                                     10,562               6,027
                                                                            --------           ---------
Cash and equivalents, end of period                                         $ 48,757           $   7,726
                                                                            ========           =========


Non-cash transactions:
   Issuance of common shares related to acquisition                               --           $   5,500
   Contribution made in treasury shares                                           --           $   1,080


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MAY 5, 2001 AND APRIL 29, 2000
                                   (UNAUDITED)

================================================================================

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. (VCDS) and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the name Value City, as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of May 5, 2001 a total of 221 stores were open, including 119 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 83 DSW Shoe Warehouse stores (DSW) located throughout the United States and 19 Filene's Basement stores ("Filene's") located principally in the New England states.

     The accompanying financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations for the periods presented.

2.   LONG-TERM OBLIGATIONS AND NOTES PAYABLE

     The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, purchased the outstanding balance under the same continuing terms. The terms, as amended, provide that if prior to August 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

     The Company believes the availability under its credit facilities along with its current available cash plus expected cash flows from its operations, will enable the Company to fund its expected needs for working capital, capital expenditures, and debt service requirements. Achievement of expected cash flows from operations, vendor and their factor relations, flow of merchandise, and compliance with the credit facilities covenants are dependent upon the Company's attainment of its Fiscal 2001 business plan.

3.   VALUATION ACCOUNTS

     During the quarter ended May 5, 2001, charges to the inventory realignment reserve and the accrued severance liability were $24.7 million and $1.0 million, respectively.

4.   ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of our fiscal year.

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company's adoption of SFAS 133 effective February 4, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     The Company utilizes interest rate swap agreements to manage its interest rate risks on borrowings under its $300 million variable rate credit agreement. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 5, 2001
                                   (UNAUDITED)

================================================================================

5.   OTHER COMPREHENSIVE LOSS

     Other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings and comprehensive earnings for the quarter ending May 5, 2001 relates to the change in the fair market value of interest rate swap agreements. Comprehensive income equals net income for the quarter ended May 5, 2001.

6.   SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Shoe Warehouse stores and Filene's Basement stores, acquired effective March 17, 2000. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition.

     THREE MONTH PERIOD ENDED MAY 5, 2001 (IN THOUSANDS):


                                                  VALUE CITY        DSW       FILENE'S     CORPORATE     TOTAL
                                                  ----------        ---       --------     ---------     -----
                  Net sales                         $344,842     $121,750      $63,522           --   $  530,114
                  Operating (loss) profit             (8,751)       5,113         (375)          --       (4,013)
                  Identifiable assets                760,322      126,248      112,636      $27,649    1,026,855
                  Capital expenditures                 3,073        5,628          833           --        9,534
                  Depreciation and amortization        8,783        1,610        1,511          928       12,832


     THREE MONTH PERIOD ENDED APRIL 29, 2000 (IN THOUSANDS):

                                                   VALUE CITY       DSW       FILENE'S     CORPORATE      TOTAL
                                                   ----------       ---       --------     ---------      -----
                  Net sales                         $347,807      $88,387      $25,859           --     $462,053
                  Operating profit                       347        2,991        2,397           --        5,735
                  Identifiable assets                832,675       59,621       61,185      $30,972      984,453
                  Capital expenditures                11,259        2,120           --           --       13,379
                  Depreciation and amortization        7,980          475          380          966        9,801

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


================================================================================

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                              ---------------------------------
                                                                May 5, 2001    April 29, 2000
                                                                -----------    --------------
Net sales                                                          100.0%           100.0%

Gross profit                                                        38.1             38.5

Selling, general and administrative expenses                       (39.3)           (37.8)

License fees from affiliates and other operating income              0.5              0.5
                                                                   -----            -----

Operating (loss) profit                                             (0.7)             1.2

Interest expense, net, and gain (loss) on disposals                 (1.6)            (1.1)

Equity in loss of joint venture                                     (0.2)            (0.1)
                                                                   -----            -----

(Loss) income before income taxes                                   (2.5)             0.0

Benefit (provision) for income taxes                                 1.0              0.0
                                                                   -----            -----

Net (loss) income                                                   (1.5)%            0.0%
                                                                   =====            =====

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

================================================================================


THREE MONTHS ENDED MAY 5, 2001 COMPARED TO THREE MONTHS ENDED APRIL 29, 2000

       The Company's net sales increased $68.0 million, or 14.7%, from $462.1 million to $530.1 million. Fiscal 2001 includes sales of $63.5 million for Filene's Basement which was acquired in March 2000. The prior year first quarter sales for Filene's Basement were $25.9 million. Comparable stores sales for the quarter were (3.9)%. By segment comparable store sales were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........  (6.5)%             3.9%
         DSW ....................................   2.4%             20.4%
         Filene's Basement ......................  18.9%              n/a

         TOTAL ..................................  (3.9)%             6.5%

       Value City's non-apparel comparable sales increased 8.7% while apparel sales decreased 11.1%. Each of the three apparel divisions had negative comparable sales for the quarter. Children's was down 6.0%; Men's declined 8.5%; and Ladies' 14.8%.

       DSW sales were $121.8 million, a 37.9% increase in the quarter which includes a net increase of 24 stores and a comparable store sales increase of 2.4%.

       Gross profit increased $24.2 million from $177.7 million to $201.9 million, and decreased as a percentage of sales from 38.5% to 38.1% due primarily to an increase in the level of markdowns as a percentage of sales particularly in Filene's Basement. Gross profit as a percent of sales by segment in the first quarter were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   38.0%            38.3%
         DSW ....................................   39.8%            37.8%
         Filene's Basement ......................   35.5%            43.0%

         TOTAL ..................................   38.1%            38.5%

       Selling, general and administrative expenses ("SG&A") increased $34.1 million from $174.4 million to $208.5 million, and increased as a percentage of sales from 37.8% to 39.5%. The percentage increase was due in part to the weak sales performance in our Value City department stores. $10.6 million of the increase in SG&A is attributable to new stores, net of closed stores. SG&A expenses for Filene's Basement were $22.8 million. New store pre-opening expenses for the quarter were $2.8 million less than last year. In the first half of the quarter we reduced or eliminated the operation at many of our third party warehouse locations. SG&A as a percent of sales by segment in the first quarter were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   41.2%            38.4%
         DSW ....................................   35.3%            35.6%
         Filene's Basement ......................   36.9%            36.2%

         TOTAL                                      39.3%            37.8%

       Based upon its experience, the Company estimates the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Similar costs for a Filene's store are in the $2.5 to $3.5 million range. Preparations for opening a department store generally take between eight and twelve weeks, and preparations for a shoe store generally takes eight to ten weeks. Pre-opening costs are expensed as incurred. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. 15 department stores opened less than twelve months had an operating loss of $4.0 million for the current three-month period. 14 department stores opened less than 12 months during last year's three month period had an operating loss of $1.4 million including $2.6 million of preopening expenses. 24 DSW stores opened less than twelve months had an operating loss of $6.1 million, including $4.7 million of pre-opening expenses. 16 DSW stores opened less than twelve months during last year's three month period had an operating loss of $1.7 million after recognizing $1.7 million of pre-opening expenses.

       License fees from affiliates and other operating income increased $0.2 million from $2.4 million to $2.6 million and remained flat as a percentage of sales.

       Operating profit decreased $10.5 million from $5.7 million to a loss of $4.8 million and decreased as a percentage of sales from 1.2% to a loss of 0.9%.

       Interest expense, net of interest income, increased $3.1 million from $5.3 million to $8.4 million and increased as a percentage of sales from 1.2% to 1.6%. The increase is due primarily to increased borrowings for the acquisition of Gramex Retail Stores, Inc. and Filene's Basement, new store openings and an increase in inventory levels primarily for DSW Shoe Warehouse and Filene's Basement offset by reductions in Value City Department Stores.

       Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. The loss increased from $0.3 million to $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net working capital was $281.4 million at May 5, 2001 compared to $277.1 million at April 29, 2000. Current ratios at those dates were each 1.74 and 1.77, respectively.

     Net cash used in operating activities totaled $18.5 million and $86.1 million for the three months ended May 5, 2001 and April 29, 2000, respectively. Net income, adjusted for depreciation and amortization, provided $5.0 million of operating cash flow for the three months ended May 5, 2001. This was decreased by $17.1 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities used $6.4 million. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the quarter of fiscal 2001 was $7.1 million.

        Net cash used for capital expenditures was $9.5 million and $13.4 million for the three months ended May 5, 2001 and April 29, 2000, respectively. During the three months ended May 5, 2001, capital expenditures included $2.4 million for new stores, $0.9 million on existing stores, $2.0 million for relocation of office, warehousing and operations of our shoe business and $4.2 million for other capital expenditures.

       At May 5, 2001, we had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. Additionally, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM, Ltd's ("VCM") VCM's $25.0 million revolving line of credit. At May 5, 2001, $17.5 million was available under the Credit Agreement. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR. The LIBOR rate on $40.0 million has been locked in at a fixed annual rate of 5.895% through May 2001 under a swap agreement. In addition, the LIBOR rate on $35 million has been locked in at a fixed annual rate of 6.99% through April 2002 under a swap agreement.

       To supplement operating cash requirements the Company has a $50.0 million Subordinated Secured Credit Facility with Schottenstein Stores Corp. ("SSC Facility"). Outstanding advances under the agreement are subordinated to the bank credit facility and are subject to a junior lien on assets securing the bank credit facility. At February 3, 2001, $20.0 million was outstanding. The interest rate and terms of the $50.0 million facility are generally the same as the Credit Agreement.

       The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement (Senior Facility), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, as amended, SSC purchased the outstanding balance under the same continuing terms. The terms provide that if prior to August 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. We paid SSC a one time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

       Although management believes that cash generated by operations, along with the available proceeds from our Credit Agreement, SSC Facility and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available to us in the future if we fail to meet our projections.

       Our sales results in the first four fiscal months of 2001 were below plan principally as a result of unusually extended cold and wet weather patterns in most our market areas combined with the effect of increased heating and fuel prices which affected the retail industry in general. Achievement of expected cash flows from operations and compliance with our Credit Agreement covenants are dependent upon a number of factors, including the attainment of sales, gross profit, expense budgets, vendor relations, and flow of merchandise that are consistent with our financial projections, particularly for the balance of the Spring season and into the Fall season.

     A major factor has reduced our availability of credit and has indicated that we need to strengthen our liquidity and increase our credit availability from other sources.

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

       Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company's adoption of SFAS 133 effective February 4, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

       The Company utilizes interest rate swap agreements to manage its interest rate risks on borrowings under its $300 million variable rate credit agreement. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions.

INCOME TAXES

       The effective tax rate for fiscal 2001 is 41.5% versus 40.2% for fiscal 2000. The increase is due primarily to the allocation of taxable income to the various taxing jurisdictions.

INFLATION

     The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes the effect of inflation, if any, on the results of operations and financial condition has been minor.

RISK FACTORS AND SAFE HARBOR STATEMENT

       We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report, other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, our ability to attain our fiscal 2001 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with the credit agreement, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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



                                    VALUE CITY DEPARTMENT STORES, INC.
                                                (Registrant)



                                    By /s/ James A. McGrady
                                      ---------------------------------
                                       James A. McGrady,
                                       Chief Financial Officer and Treasurer



Date: June 15, 2001

--------------------------------------------------------------------------------
* Mr. McGrady is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.