Form 10-Q
period 2001-08-04
VALUE CITY DEPARTMENT STORES INC /OH
filed 2001-09-18
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 4, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                     31-1322832
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

 3241 Westerville Road, Columbus, Ohio                  43224
------------------------------------------   ----------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (614) 471-4722
 ------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of Common Stock, without par value, as of September 7, 2001 was 34,416,960.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

================================================================================

                                                                                                               PAGE NO.
PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Consolidated Balance Sheets at  August 4, 2001 and February 3, 2001.............................3

                  Consolidated Statements of Operations for the three and six months ended August 4, 2001 and July 29, 2000......................................................4

                  Consolidated Statements of Cash Flows for the six  months ended
                      August 4, 2001 and July 29, 2000 ...........................................................5

                  Notes to the Consolidated Financial Statements..................................................6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................9

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................14

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................15

        Item 2.   Changes in Securities and Use of Proceeds......................................................15

        Item 3.   Defaults Upon Senior Securities................................................................15

        Item 4.   Submission of Matters to a Vote of Security Holders............................................15

        Item 5.   Other Information..............................................................................15

        Item 6.   Exhibits and Reports on Form 8-K...............................................................15

Signature........................................................................................................17

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
================================================================================

                                                                  AUGUST 4,      FEBRUARY 3,
                                                                    2001            2001
                                                                 ---------       ---------
ASSETS
Current assets:
Cash and equivalents                                             $  23,124       $  10,562
   Accounts receivable, net                                         13,825          44,927
   Receivables from affiliates                                       3,093           9,452
   Inventories                                                     446,956         393,577
   Prepaid expenses and other assets                                15,568          22,290
   Deferred income taxes                                            65,492          51,732
                                                                 ---------       ---------
      Total current assets                                         568,058         532,540

Property and equipment, at cost:
   Furniture, fixtures and equipment                               230,949         223,675
   Leasehold improvements                                          182,451         176,318
   Land and building                                                   801             801
   Capital leases                                                   37,414          38,348
                                                                 ---------       ---------
                                                                   451,615         439,142
   Accumulated depreciation and amortization                      (208,117)       (190,103)
                                                                 ---------       ---------
Property and equipment, net                                        243,498         249,039

Investment in joint venture                                          7,081           8,292
Goodwill and tradenames, net                                        61,294          67,056
Other assets                                                        46,629          51,082
                                                                 ---------       ---------
      Total assets                                               $ 926,560       $ 908,009
                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 186,446       $ 180,736
   Accounts payable to affiliates                                   11,510          13,655
   Accrued expenses:
      Compensation                                                  16,209          19,662
      Taxes                                                         33,016          31,255
      Other                                                         46,456          75,227
   Current maturities of long-term obligations                         581             603
                                                                 ---------       ---------
      Total current liabilities                                    294,218         321,138

Long-term obligations, net of current maturities                   381,564         326,449
Deferred income taxes and other noncurrent liabilities              14,565          10,115
Commitments and contingencies                                            -               -

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
      issued, including treasury shares, 34,429,783 and
      34,330,863 shares, respectively                              146,442         145,659
   Retained earnings                                                97,585         111,155
   Deferred compensation expense, net                               (5,447)         (6,448)
   Treasury shares, at cost, 7,651 shares                              (59)            (59)
   Accumulated other comprehensive loss                             (2,308)              -
                                                                 ---------       ---------
      Total shareholders' equity                                   236,213         250,307
                                                                 ---------       ---------
      Total liabilities and shareholders' equity                 $ 926,560       $ 908,009
                                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial
statements.                                                             Page 3

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
================================================================================

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        -----------------------------       -----------------------------
                                                          AUGUST 4,         JULY 29,          AUGUST 4,         JULY 29,
                                                            2001              2000              2001              2000
                                                        -----------       -----------       -----------       -----------

Net sales, excluding sales of licensed departments      $   536,477       $   528,246       $ 1,066,591       $   990,299
Cost of sales                                              (330,877)         (327,958)         (659,098)         (612,279)
                                                        -----------       -----------       -----------       -----------
   Gross profit                                             205,600           200,288           407,493           378,020

Selling, general and administrative expenses               (211,288)         (197,063)         (419,801)         (371,255)
License fees from affiliates                                  2,139             2,731             4,251             4,650
Other operating income                                        2,094             1,156             2,589             1,433
                                                        -----------       -----------       -----------       -----------
   Operating (loss) profit                                   (1,455)            7,112            (5,468)           12,848

Interest expense, net                                        (8,058)           (7,963)          (16,494)          (13,318)
Gain on disposal of assets, net                                   4               861                 5               841
                                                        -----------       -----------       -----------       -----------
   (Loss) income before equity in (loss) income of
       joint venture and benefit (provision) for
       income taxes                                          (9,509)               10           (21,957)              371
Equity in (loss) income of joint venture                       (327)              107            (1,211)             (161)
                                                        -----------       -----------       -----------       -----------
   (Loss) income before benefit
       (provision) for income taxes                          (9,836)              117           (23,168)              210

Benefit (provision) for income taxes                          4,065               (49)            9,598               (87)
                                                        -----------       -----------       -----------       -----------
   Net (loss) income                                    $    (5,771)      $        68       $   (13,570)      $       123
                                                        ===========       ===========       ===========       ===========



Basic and diluted (loss) earnings per share             $     (0.17)      $      0.00       $     (0.40)      $      0.00
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

                                                                            SIX  MONTHS ENDED
                                                                        -------------------------
                                                                        AUGUST 4,       JULY 29,
                                                                          2001            2000
                                                                        ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                       $ (13,570)      $     123
Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
       Depreciation and amortization                                       25,243          18,985
       Deferred income taxes and other noncurrent liabilities              (8,603)         (2,154)
       Equity in loss of joint venture                                      1,211             161
       Gain on disposal of assets                                              (5)           (841)
       Change in working capital, assets and liabilities excluding effects of acquisition:
          Receivables                                                      41,075          (8,446)
          Inventories                                                     (53,379)       (160,221)
          Prepaid expenses and other assets                                 6,722             696
          Accounts payable                                                  3,565         105,191
          Accrued expenses                                                (32,395)        (11,559)
                                                                        ---------       ---------
Net cash used in operating activities                                     (30,136)        (58,065)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                   (15,366)        (34,480)
   Proceeds from sale of assets                                                 5             116
   Acquisition                                                                  -          (3,506)
   Other assets and lease acquisition costs                                 2,550         (25,022)
                                                                        ---------       ---------
Net cash used in investing activities                                     (12,811)        (62,892)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common shares                                    783           1,371
   Net proceeds from issuance of debt                                      54,726         128,705
                                                                        ---------       ---------
Net cash provided by financing activities                                  55,509         130,076
                                                                        ---------       ---------

Net increase in cash and equivalents                                       12,562           9,119
Cash and equivalents, beginning of period                                  10,562           6,027
                                                                        ---------       ---------
Cash and equivalents, end of period                                     $  23,124       $  15,146
                                                                        =========       =========


Non-cash transactions:
   Issuance of common shares related to acquisition                             -       $   5,500
   Contribution made in treasury shares                                         -       $   1,080


The accompanying notes are an integral part of the consolidated financial
statements.                                                             Page 5

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                   (unaudited)
================================================================================
1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. (VCDS) and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the name Value City, a chain of off-price specialty retail stores under the name Filene's Basement, as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of August 4, 2001 a total of 227 stores were open, including 119 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South and 89 DSW Shoe Warehouse stores (DSW) located throughout the United States and 19 Filene's Basement stores ("Filene's") located principally in the New England states.

     The accompanying financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations for the periods presented.

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.   SHAREHOLDERS' EQUITY

     The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, purchased the outstanding balance under the same continuing terms. The terms, as amended, provide that if prior to August 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility. See Note 8 "Subsequent Event."

3.   VALUATION ACCOUNTS

     For the three and six months ended August 4, 2001, charges to the inventory realignment reserve and the accrued severance liability were $19.1 million, $43.7 million, $0.2 million and $1.2 million, respectively.

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

     The Company utilizes interest rate swap agreements to manage its interest rate risks on borrowings under its $300 million variable rate credit agreement. The Company does not hold or issue derivative financial instru-

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                   (unaudited)
================================================================================

     ments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions.

     In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings and comprehensive earnings for the quarter ending August 4, 2001 relates to the change in the fair market value of interest rate swap agreements. Comprehensive loss is $0.2 million and $0.7 million greater than net loss for the three and six month periods ended August 4, 2001, respectively.

6.   INVESTMENT IN JOINT VENTURE

     Pursuant to the terms of the joint venture Operating Agreement the Company informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

7.   SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Shoe Warehouse stores and Filene's Basement stores, acquired effective March 17, 2000. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit that is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac acquisition.

     THREE MONTH PERIOD ENDED AUGUST 4, 2001 (IN THOUSANDS):


                                                  VALUE CITY        DSW       FILENE'S     CORPORATE     TOTAL
                                                  ----------        ---       --------     ---------     -----
                  Net sales                         $336,657     $130,916      $68,904        -         $536,477
                  Operating (loss) profit             (4,736)      (1,397)       4,678        -           (1,455)
                  Capital expenditures                 4,774          939          119        -            5,832
                  Depreciation and amortization        9,033        1,108        1,694       $576         12,411

     THREE MONTH PERIOD ENDED JULY 29, 2000 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE     TOTAL
                                                  ----------        ---       --------     ---------     -----
                  Net sales                         $363,100     $101,139      $64,007        -         $528,246
                  Operating (loss) profit             (2,371)       6,151        3,332        -            7,112
                  Capital expenditures                16,916        3,709          476        -           21,101
                  Depreciation and amortization        6,706          931          620      $927           9,184

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND SIX MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                   (unaudited)
================================================================================

     SIX-MONTH PERIOD ENDED AUGUST 4, 2001 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE     TOTAL
                                                  ----------        ---       --------     ---------     -----
                  Net sales                         $681,499     $252,666     $132,426          -       $1,066,591
                  Operating (loss) profit            (13,487)       3,716        4,303          -           (5,468)
                  Identifiable assets                682,094      107,818      109,575      $27,073        926,560
                  Capital expenditures                 7,847        6,567          952          -           15,366
                  Depreciation and amortization       17,816        2,718        3,205        1,504         25,243

     SIX-MONTH PERIOD ENDED JULY 29, 2000 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE         TOTAL
                                                  ----------     --------     --------     ---------         -----
                  Net sales                         $710,907     $189,526      $89,866          -         $990,299
                  Operating (loss) profit             (2,023)       9,142        5,729          -           12,848
                  Identifiable assets                850,979       79,424       86,338      $29,377      1,046,118
                  Capital expenditures                28,175        5,829          476          -           34,480
                  Depreciation and amortization       14,686        1,406        1,000        1,893         18,985

8.   SUBSEQUENT EVENT

     In August 2001, the Company entered into a non-binding letter of intent with SSC whereby SSC may acquire all of the outstanding stock or assets of Shonac Corporation, DSW Shoe Warehouse, Inc. and Filene's Basement, Inc. (the "Businesses") for an aggregate purchase price of $275 million, comprised of $200 million in cash and the assumption of the $75 million Senior Subordinated Convertible Loan held by SSC.

     The non-binding letter of intent allowed the Company to solicit third party preliminary non-binding indications of interest for one or more of the Businesses through August 31, 2001 and to terminate the letter of intent or any definitive purchase agreement with SSC pursuant to a superior proposal for one or more of the Businesses through the later of October 15, 2001, or the execution of a definitive agreement with SSC, subject to the payment of a termination fee of $8.45 million.

     As part of the consideration, in September 2001 SSC agreed to increase immediately the line of credit under the Value City Subordinated Credit Agreement from $50 million to $100 million under the same terms as set forth in the Subordinated Credit Agreement..

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


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -------------------------------    -----------------------------
                                         AUGUST 4, 2001    JULY 29, 2000    AUGUST 4, 2001  JULY 29, 2000
                                         --------------    -------------    --------------  -------------

Net sales                                     100.0%           100.0%           100.0%           100.0%

Gross profit                                   38.3             37.9             38.2             38.2

Selling, general and
   administrative expenses                    (39.4)           (37.3)           (39.4)           (37.5)

License fees from affiliates and
   other operating income                       0.8              0.7              0.7              0.6
                                              -----            -----            -----            -----

Operating (loss) profit                        (0.3)             1.3             (0.5)             1.3

Interest expense, net, and
   gain on disposals                           (1.5)            (1.3)            (1.6)            (1.3)

Equity in loss of joint venture                   -                -             (0.1)               -
                                              -----            -----            -----            -----

(Loss) income before income taxes              (1.8)               -             (2.2)               -

Benefit (provision) for income taxes            0.7                -              0.9                -
                                              -----            -----            -----            -----

Net (loss) income                              (1.1)%            0.0%            (1.3)%            0.0%
                                              =====            =====            =====            =====

THREE MONTHS ENDED AUGUST 4, 2001 COMPARED TO THREE MONTHS ENDED JULY 29, 2000

The Company's net sales increased $8.3 million, or 1.6%, from $528.2 million to $536.5 million. Fiscal 2001 includes sales of $68.9 million for Filene's Basement which was acquired in March 2000. The prior year second quarter sales for Filene's Basement were $64.0 million. Comparable stores sales for the quarter decreased 4.5%. By segment, comparable store sales were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........  (7.2)%            (1.0)%
         DSW ....................................   1.3%             26.8%
         Filene's Basement ......................   2.8%              N/A

         TOTAL ..................................  (4.5)%             3.2%

Value City's non-apparel comparable sales decreased 5.2% while apparel sales decreased 7.8%. Children's had a comparable store sales increase of 6.4% while men's and ladies decreased 3.1% and 15.8%, respectively.

DSW sales were $130.9 million, a 29.4% increase in the quarter which includes a net increase of 25 stores.

Gross profit increased $5.3 million from $200.3 million to $205.6 million, and increased as a percentage of sales from 37.3% to 39.4% due primarily to a decrease in the level of markdowns as a percentage of sales. Gross profit as a percent of sales by segment in the second quarter were:

                       VALUE CITY DEPARTMENT STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
================================================================================

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   38.8%            37.8%
         DSW ....................................   38.3%            39.9%
         Filene's Basement ......................   36.0%            35.4%

         TOTAL ..................................   38.3%            37.9%

Selling, general and administrative expenses ("SG&A") increased $14.2 million from $197.1 million to $211.3 million, and increased as a percentage of sales from 37.3% to 39.4%. The percentage increase was due in part to the weak sales performance in our Value City department stores. $1.2 million of this increase is attributable to Filene's Basement operations and $10.0 million is associated with new stores in operation at DSW. SG&A as a percent of sales by segment in the second quarter were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   41.1%            38.6%
         DSW ....................................   39.7%            35.8%
         Filene's Basement ......................   30.3%            31.9%

         TOTAL                                      39.4%            37.3%

License fees from affiliates and other operating income increased $0.3 million from $3.9 million to $4.2 million and increased as a percentage of sales from 0.7% to 0.8%.

Operating profit decreased $8.6 million from $7.1 million to a loss of $1.5 million and decreased as a percentage of sales from 1.3% to a loss of 0.3%. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. 15 department stores opened less than twelve months had an operating loss of $4.4 million for the current three-month period.

Interest expense, net of interest income, increased $0.1 million from $8.0 million to $8.1 million and remained at 1.5% of sales. This increase is attributable to higher weighted average borrowings offset by lower effective interest rates.

Equity in the (loss) income of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. and decreased from income of $0.1 million to a loss of $0.3 million. Pursuant to terms of the Operating Agreement on July 19, 2001, the Company informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO SIX MONTHS ENDED JULY 29, 2000

The Company's net sales increased $76.3 million, or 7.7%, from $990.3 million to $1,066.6 million. Fiscal 2001 includes sales of $132.4 million for Filene's Basement which was acquired in March 2000. The prior year first quarter sales for Filene's Basement were $89.9 million. Comparable stores sales for the six-month period decreased 4.2%. By segment comparable store sales were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........  (6.8)%             1.3%
         DSW ....................................   1.8%             23.6%
         Filene's Basement ......................   6.3%              N/A

         TOTAL ..................................  (4.2)%             4.8%

Value City's non-apparel comparable sales increased 1.4% while apparel sales decreased 9.5%. Children's had a comparable stores sales decrease of 0.3% while the men's division was down 5.8% and the ladies division was down 15.3%.

                       VALUE CITY DEPARTMENT STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
================================================================================

DSW sales were $252.7 million, a 33.3% increase in the six-month period which includes a net increase of 25 stores.

Gross profit increased $29.5 million from $378.0 million to $407.5 million, and remained at 38.2% of sales. Gross profit as a percent of sales by segment in the six-month period quarter were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   38.4%            38.1%
         DSW ....................................   39.0%            38.9%
         Filene's Basement ......................   35.8%            37.6%

         TOTAL ..................................   38.2%            38.2%

Selling, general and administrative expenses ("SG&A") increased $48.5 million from $371.3 million to $419.8 million, and increased as a percentage of sales from 37.5% to 39.4%. The percentage increase was due in part to the weak sales performance in our Value City department stores. $46.5 million of the increase in SG&A is associated with new DSW stores and Filene's Basement stores. New store pre-opening expenses for the six-month period were $3.0 million less than last year. SG&A as a percent of sales by segment in the six-month period were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........   41.2%            38.5%
         DSW ....................................   37.6%            35.7%
         Filene's Basement ......................   33.4%            33.1%

         TOTAL                                      39.4%            37.5%

License fees from affiliates and other operating income increased $0.7 million from $6.1 million to $6.8 million and increased from 0.6% to 0.7% as a percentage of sales.

Operating profit decreased $18.3 million from $12.8 million to a loss of $5.5 million and decreased as a percentage of sales from a profit of 1.3% to a loss of 0.5%. 15 department stores opened less than twelve months had an operating loss of $8.4 million for the current six-month period and 25 DSW stores opened less than twelve months had an operating loss of $5.8 million, including $4.5 million of pre-opening expenses.

Interest expense, net of interest income, increased $3.2 million from $13.3 million to $16.5 million and increased as a percentage of sales from 1.3% to 1.6%. This increase is attributable to higher weighted average borrowings offset by lower effective interest rates.

Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. The loss increased from $0.2 million to $1.2 million. Pursuant to terms of the Operating Agreement on July 19, 2001, the Company informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

The effective tax rate for fiscal 2001 is 41.5% versus 40.2% for fiscal 2000. The increase is due primarily to the allocation of taxable income to the various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $273.9 million at August 4, 2001 compared to $279.2 million at July 29, 2000. Current ratios at those dates were each 1.93 and 1.72, respectively.

Net cash used in operating activities totaled $30.1 million and $58.1 million for the six months ended August 4, 2001 and July 29, 2000, respectively. Net income, adjusted for depreciation and amortization, provided $11.7 million of operating cash flow for the six months ended August 4, 2001. This was decreased by $49.8 million representing an increase in inventories net of an increase in accounts payable. Other changes in working capital assets and liabilities provided $8.0 million. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended August 4, 2001 was $18.6 million.

                       VALUE CITY DEPARTMENT STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
================================================================================

Net cash used for capital expenditures was $15.4 million and $34.5 million for the six months ended August 4, 2001 and July 29, 2000, respectively. During the six months ended August 4, 2001, capital expenditures included $2.0 million for new stores, $4.8 million on existing stores, $2.9 million for relocation of office, warehousing and operations of our shoe business and $5.7 million for other capital expenditures.

At August 4, 2001, we had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. Additionally, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM, Ltd's ("VCM") $25.0 million revolving line of credit. At August 4, 2001, $18.0 million was available under the Credit Agreement. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR. The LIBOR rate on $75.0 million has been locked in at a fixed annual rate of 6.99% through March 2003 under a swap agreement.

To supplement operating cash requirements the Company has a $50.0 million Subordinated Credit Agreement with Schottenstein Stores Corp. ("SSC Facility"). Outstanding advances under the SSC Facility are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At August 4, 2001, $20.0 million was outstanding. The interest rate and terms of the SSC Facility are generally the same as the Credit Agreement. In September 2001, the SSC Facility was increased to $100 million.

The Company has a $75.0 million Senior Subordinated Convertible Loan Agreement (Senior Facility), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003, and is due to Schottenstein Stores Corp. ("SSC") The terms provide that if prior to August 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. SSC was paid a one-time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

In the first quarter of fiscal 2001 a major factor reduced our availability of credit and indicated that the Company needed to strengthen its liquidity and increase its credit availability from other sources. Future limitations of credit availability by factors and/or vendors will restrict the ability of the Company to obtain merchandise and services and may impair operating results. Although operating results in the first six fiscal months of 2001 were below plan management believes that cash generated by operations, along with the available proceeds from our Credit Agreement, SSC Facility and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available to us in the future if we fail to meet our projections.

SUBSEQUENT EVENT

In August 2001, the Company entered into a non-binding letter of intent with SSC whereby SSC may acquire all of the outstanding stock or assets of Shonac Corporation, DSW Shoe Warehouse, Inc. and Filene's Basement, Inc. (the "Businesses") for an aggregate purchase price of $275 million, comprised of $200 million in cash and the assumption of the $75 million Senior Subordinated Convertible Loan held by SSC.

The non-binding letter of intent allows the Company to continue to solicit third party preliminary non-binding indications of interest for one or more of the Businesses through August 31, 2001 and to terminate the letter of intent or any definitive purchase agreement with SSC pursuant to a superior proposal for one or more of the Businesses through the later of October 15, 2001, or the execution of a definitive agreement with SSC, subject to the payment of a termination fee of $8.45 million.

                       VALUE CITY DEPARTMENT STORES, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
================================================================================

As part of the consideration, in September 2001 SSC agreed to increase immediately the line of credit under the Value City Subordinated Credit Agreement from $50 million to $100 million under the same terms as set forth in the Subordinated Credit Facility.

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

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to periodic impairment reviews as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement, which permits borrowings up to $300 million. To minimize the effect of interest rate fluctuations, the Company has entered into a $75 million interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS. Not applicable

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES. Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A. The Company held its fiscal 2000 Annual Meeting of Shareholders on August 29, 2001. Holders of 31,019,616 Common Shares of the Company were present representing 92% of the Company's 33,650,632 Common Shares issued and outstanding and entitled to vote at the meeting.

B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

              NAME                                     VOTES FOR               VOTES WITHHELD
              ----                                     ---------               --------------

              Henry L. Aaron                          29,046,190                    1,973,426
              Ari Deshe                               29,042,902                    1,976,714
              Jon P. Diamond                          29,038,891                    1,980,725
              Martin Doolan                           29,046,308                    1,973,308
              Elizabeth M. Eveillard                  29,048,443                    1,971,173
              Marvin Goldstein                        29,045,820                    1,973,796
              Richard Gurian                          29,047,043                    1,972,573
              George Kolber                           27,948,666                    3,070,950
              Dr. Norman Lamm                         29,006,751                    2,012,865
              Geraldine Schottenstein                 27,533,936                    3,485,680
              Jay L. Schottenstein                    27,920,498                    3,099,118
              Robert L. Shook                         29,040,343                    1,979,273
              Harvey L. Sonnenberg                    29,048,390                    1,971,226
              James L. Weisman                        28,980,039                    2,039,577

C. The proposal to approve the Company's 2000 Stock Incentive Plan passed with 23,051,208 shares voting in favor, 4,551,161 shares voting against and 8,675 shares abstaining.

ITEM 5.      OTHER INFORMATION. Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             Part A   Exhibits

                  Exhibit 10.1.3 Amendment No. 3 dated as of May 21, 2001 to Amended and Restated Credit Agreement dated as of March 15, 2000.

                  Exhibit 10.1.4 Amendment No. 4 dated as of July 23, 2001 to Amended and Restated Credit Agreement dated as of March 15, 2000.

                  Exhibit 10.3.2 Waiver and Amendment dated as of December 11, 2000 to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2000.

                  Exhibit 10.3.3 Second Amendment dated as of January 1, 2001 to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2000.

                  Exhibit 10.3.4 Third Amendment dated as of March 14, 2001 to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2000.


             Part B   Reports on Form 8-K

         Forms 8-K were filed on August 24, 2001 and on July 12, 2001 relating to Item 5 - "Other Items".

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VALUE CITY DEPARTMENT STORES, INC.
                                     -----------------------------------------
                                     (Registrant)



Date:   September 17, 2001     By:   /s/ James A. McGrady
        ---------------------        -----------------------------------------
                                     James A. McGrady,
                                     Chief Financial Officer and Treasurer