Form 10-Q
period 2001-11-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 2001-12-17
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 3, 2001

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                       31-1322832
--------------------------------    -------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

  3241 Westerville Road, Columbus, Ohio                   43224
------------------------------------------   -----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (614) 471-4722
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of Common Stock, without par value, as of December 2, 2001 was 34,416,960.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                               PAGE NO.
                                                                                                               --------
PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Consolidated Balance Sheets at November 3, 2001 and February 3, 2001............................3

                  Consolidated Statements of Operations for the three and nine months ended November 3, 2001 and October 28, 2000.................................................4

                  Consolidated Statements of Cash Flows for the nine months ended
                      November 3, 2001 and October 28, 2000 ......................................................5

                  Notes to the Consolidated Financial Statements..................................................6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................9

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................16

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................17

        Item 2.   Changes in Securities and Use of Proceeds......................................................17

        Item 3.   Defaults Upon Senior Securities................................................................17

        Item 4.   Submission of Matters to a Vote of Security Holders............................................17

        Item 5.   Other Information..............................................................................17

        Item 6.   Exhibits and Reports on Form 8-K...............................................................17

Signature........................................................................................................18

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   NOVEMBER 3,        FEBRUARY 3,
                                                                      2001               2001
                                                                   -----------       -----------
ASSETS
Current assets:
   Cash and equivalents                                            $  25,342         $  10,562
   Accounts receivable, net                                            5,805            44,927
   Receivables from affiliates                                         2,839             9,452
   Inventories                                                       493,125           393,577
   Prepaid expenses and other assets                                  18,705            22,290
   Deferred income taxes                                              74,165            51,732
                                                                   ---------         ---------
      Total current assets                                           619,981           532,540

Property and equipment, at cost:
   Furniture, fixtures and equipment                                 227,179           223,675
   Leasehold improvements                                            185,817           176,318
   Land and building                                                     801               801
   Capital leases                                                     37,413            38,348
                                                                   ---------         ---------
                                                                     451,210           439,142
   Accumulated depreciation and amortization                        (211,621)         (190,103)
                                                                   ---------         ---------
Property and equipment, net                                          239,589           249,039

Investment in joint venture                                            5,840             8,292
Goodwill and tradenames, net                                          60,044            67,056
Other assets                                                          48,304            51,082
                                                                   ---------         ---------
      Total assets                                                 $ 973,758         $ 908,009
                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $ 205,748         $ 180,736
   Accounts payable to affiliates                                     19,804            13,655
   Accrued expenses:
      Compensation                                                    18,363            19,662
      Taxes                                                           36,774            31,255
      Other                                                           66,453            75,227
   Current maturities of long-term obligations                           623               603
                                                                   ---------         ---------
      Total current liabilities                                      347,765           321,138

Long-term obligations, net of current maturities                     381,382           326,449
Deferred income taxes and other noncurrent  liabilities               15,127            10,115
Commitments and contingencies                                              -                 -

Shareholders' equity:
   Common shares, without par value; 80,000,000 authorized;
      issued, including treasury shares, 34,416,960 and
      34,330,863 shares, respectively                                146,526           145,659
   Retained earnings                                                  91,107           111,155
   Deferred compensation expense, net                                 (4,948)           (6,448)
   Treasury shares, at cost, 7,651 shares                                (59)              (59)
   Accumulated other comprehensive loss                               (3,142)                -
                                                                   ---------         ---------
      Total shareholders' equity                                     229,484           250,307
                                                                   ---------         ---------
      Total liabilities and shareholders' equity                   $ 973,758         $ 908,009
                                                                   =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        -----------------------------       -----------------------------
                                                        NOVEMBER 3,       OCTOBER 28,       NOVEMBER 3,       OCTOBER 28,
                                                            2001             2000              2001              2000
                                                        -----------       -----------       -----------       -----------

Net sales, excluding sales of licensed departments      $   584,403       $   559,820       $ 1,650,994       $ 1,550,119
Cost of sales                                              (360,943)         (446,973)       (1,020,041)       (1,059,252)
                                                        -----------       -----------       -----------       -----------
   Gross profit                                             223,460           112,847           630,953           490,867

Selling, general and administrative expenses               (229,167)         (235,835)         (648,968)         (607,090)
License fees from affiliates                                  2,592             1,599             6,843             6,248
Other operating income                                        1,658               614             4,247             2,048
                                                        -----------       -----------       -----------       -----------
   Operating loss                                            (1,457)         (120,775)           (6,925)         (107,927)

Interest expense, net                                        (7,406)           (7,873)          (23,900)          (21,191)
(Loss) gain on disposal of assets, net                          (18)             (597)              (13)              244
                                                        -----------       -----------       -----------       -----------
   Loss before equity in loss of joint venture
   and benefit for income taxes                              (8,881)         (129,245)          (30,838)         (128,874)
Equity in loss of joint venture                              (1,242)             (551)           (2,453)             (712)
                                                        -----------       -----------       -----------       -----------
   Loss before benefit
       for income taxes                                     (10,123)         (129,796)          (33,291)         (129,586)

Benefit for income taxes                                      3,645            50,781            13,243            50,694
                                                        -----------       -----------       -----------       -----------
   Net loss                                             $    (6,478)      $   (79,015)      $   (20,048)      $   (78,892)
                                                        ===========       ===========       ===========       ===========



Basic and diluted loss per share                        $     (0.19)      $     (2.35)      $     (0.60)      $     (2.36)
                                                        ===========       ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                             NINE MONTHS ENDED
                                                                       ----------------------------
                                                                        NOVEMBER 3,     OCTOBER 28,
                                                                           2001             2000
                                                                       ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $ (20,048)      $ (78,892)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                       38,972          32,854
       Deferred income taxes and other noncurrent liabilities             (17,421)        (32,183)
       Equity in loss of joint venture                                      2,453             712
       Loss (gain) on disposal of assets                                       13            (244)
       Change in working capital, assets and liabilities excluding effects of acquisition:
          Receivables                                                      49,270         (48,154)
          Inventories                                                     (99,548)        (64,224)
          Prepaid expenses and other assets                                 3,585           3,165
          Accounts payable                                                 31,172          59,983
          Accrued expenses                                                 (8,384)         10,809
                                                                        ---------       ---------
Net cash used in operating activities                                     (19,936)       (116,174)
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                   (22,588)        (55,052)
   Proceeds from sale of assets                                               131             359
   Acquisition                                                                  -          (3,506)
   Other assets and lease acquisition costs                                 1,096         (14,392)
                                                                        ---------       ---------
Net cash used in investing activities                                     (21,361)        (72,591)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common shares                                    784           1,374
   Net proceeds from issuance of debt                                      55,293         186,478
                                                                        ---------       ---------
Net cash provided by financing activities                                  56,077         187,852
                                                                        ---------       ---------

Net increase (decrease) in cash and equivalents                            14,780            (913)
Cash and equivalents, beginning of period                                  10,562           6,027
                                                                        ---------       ---------
Cash and equivalents, end of period                                     $  25,342       $   5,114
                                                                        =========       =========


Non-cash transactions:
   Issuance of common shares related to acquisition                             -       $   5,500
   Contribution made in treasury shares                                         -       $   1,080



The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. (VCDS) and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the name "Value City", a chain of off-price specialty retail stores under the name "Filene's Basement", as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of November 3, 2001 a total of 238 stores were open, including 118 Value City stores located principally in Ohio (23 stores) and Pennsylvania (19 stores) with the remaining stores dispersed throughout the Midwest, East and South, 100 DSW Shoe Warehouse stores (DSW) located throughout the United States, and 20 Filene's Basement stores ("Filene's") located principally in the New England states.

     The accompanying consolidated financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations for the periods presented.

     Certain previously reported balances have been reclassified to conform with the current period presentation.

2.   SHAREHOLDERS' EQUITY

     The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 325 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, purchased the outstanding balance under the same continuing terms. The terms, as amended, provide that if prior to November 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

3.   VALUATION ACCOUNTS

     For the three and nine months ended November 3, 2001, charges to the inventory realignment reserve were $-0- and $43.7 million and charges to the accrued severance liability were $1.8 million and $3.4 million, respectively.

4.   ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of our fiscal year.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company's adoption of SFAS 133 effective February 4, 2001 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     The Company utilizes interest rate swap agreements to manage its interest rate risks on borrowings under its $300 million variable rate credit agreement. The Company does not hold or issue derivative financial instru-

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

     ments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions.

     In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supercedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to at least an annual assessment for impairment as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

     The Company has approximately $49.4 million in goodwill recorded in its consolidated balance sheet as of November 3, 2001. Amortization of the goodwill is generally not subject to taxes. Under the provisions of SFAS No. 142, goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal 2002) for the Company. The Company recorded approximately $2.8 million in amortization expense related to goodwill for the nine months ended November 3, 2001. The Company intends to adopt SFAS No. 142 for the 2002 fiscal year.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

     The Company is currently assessing the impact of SFAS No. 143 and 144. At this time, the Company has yet to determine the effect of these pronouncements on its results of operations and its financial position.



5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings and comprehensive earnings for the quarter ending November 3, 2001 relates to the change in the fair market value of interest rate swap agreements. Other comprehensive loss is $0.8 million and $3.1 million greater than net loss for the three and nine month periods ended November 3, 2001, respectively.

6.   INVESTMENT IN JOINT VENTURE

     Pursuant to the terms of the joint venture Operating Agreement, the Company in July 2001 informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

7.   SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Shoe Warehouse stores and Filene's Basement stores, acquired effective March 17, 2000. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit that is defined as income (loss) before interest expense and income taxes. Corporate assets include goodwill and loan costs related to the Shonac/DSW business acquisition.

     THREE-MONTH PERIOD ENDED NOVEMBER 3, 2001 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE        TOTAL
                                                  ----------        ---       --------     ---------        -----
                  Net sales                         $370,543     $136,219      $77,641          -         $584,403
                  Operating (loss) profit             (4,649)       2,094        1,098          -           (1,457)
                  Capital expenditures                 2,175        5,432          216          -            7,823
                  Depreciation and amortization        8,640        1,984        1,825       $1,280         13,729

     THREE-MONTH PERIOD ENDED OCTOBER 28, 2000 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE        TOTAL
                                                  ----------        ---       --------     ---------        -----
                  Net sales                         $375,525     $111,472      $72,823          -         $559,820
                  Operating (loss) profit           (125,027)       5,906       (1,654)         -         (120,775)
                  Capital expenditures                14,298        3,891        2,383          -           20,572
                  Depreciation and amortization        8,884          785        3,272        $928          13,869

     NINE-MONTH PERIOD ENDED NOVEMBER 3, 2001 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE       TOTAL
                                                  ----------        ---       --------     ---------       -----
                  Net sales                       $1,052,042     $388,885     $210,067          -       $1,650,994
                  Operating (loss) profit            (18,136)       5,810        5,401          -           (6,925)
                  Identifiable assets                661,101      168,060      118,101      $26,496        973,758
                  Capital expenditures                10,022       11,999          567          -           22,588
                  Depreciation and amortization       26,456        4,702        5,030        2,784         38,972

     NINE-MONTH PERIOD ENDED OCTOBER 28, 2000 (IN THOUSANDS):

                                                  VALUE CITY        DSW       FILENE'S     CORPORATE       TOTAL
                                                  ----------        ---       --------     ---------       -----
                  Net sales                       $1,086,432     $300,998     $162,689          -       $1,550,119
                  Operating (loss) profit           (127,050)      15,048        4,075          -         (107,927)
                  Identifiable assets                720,346       98,373      139,526      $28,801        987,046
                  Capital expenditures                42,473        9,720        2,859          -           55,052
                  Depreciation and amortization       23,570        2,191        4,272        2,821         32,854


8.   NON-BINDING LETTER OF INTENT FOR THE SALE OF CERTAIN OPERATIONS

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

     The non-binding letter of intent, as amended, allowed the Company to solicit third party preliminary non-binding indications of interest for one or more of the Businesses through September 2001 and to terminate the letter of intent or any definitive purchase agreement with SSC pursuant to a superior proposal for one or more of the Businesses through the later of October 25, 2001, or the execution of a definitive agreement with SSC, subject to the payment of a termination fee of $8.45 million.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (unaudited)
--------------------------------------------------------------------------------

     As part of the consideration, in September 2001, SSC agreed to increase immediately the line of credit under the Value City Subordinated Credit Agreement from $50 million to $100 million under the same terms as set forth in the Subordinated Credit Agreement.

     The Company is currently considering and evaluating various alternatives to the non-binding letter of intent.

9.   SUBSEQUENT EVENT

     In conjunction with the release of the third quarter results of operations on November 27, 2001, the Company announced the implementation of a corporate restructuring and workforce reduction program that will be concluded in the fourth quarter. This reduction, which is primarily at the Company's corporate offices, includes the immediate elimination of numerous positions, which will result in approximate annual savings of $8.5 million. In the fourth quarter, the Company will recognize a pretax charge related to severance and outplacement costs of approximately $3.5 million.

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                    Three months ended                          Nine months ended
                                        --------------------------------------     ----------------------------------------
                                        November 3, 2001      October 28, 2000       November 3, 2001      October 28, 2000
                                        ----------------      ----------------       ----------------      ----------------
Net sales                                      100.0%               100.0%                100.0%                100.0%

Gross profit                                    38.2                 20.1                  38.2                  31.7

Selling, general and
   administrative expenses                     (39.2)               (42.1)                (39.3)                (39.2)

License fees from affiliates and
   other operating income                        0.7                  0.4                   0.7                   0.5
                                             -------              -------               -------              --------

Operating loss                                  (0.3)               (21.6)                 (0.4)                 (7.0)

Interest expense, net, and
   (loss) gain on disposals                     (1.2)                (1.5)                 (1.4)                 (1.4)

Equity in loss of joint venture                 (0.2)                (0.1)                 (0.2)                    -
                                             -------              -------               -------            ----------

Loss before income taxes                        (1.7)               (23.2)                 (2.0)                 (8.4)

Benefit for income taxes                         0.6                  9.1                   0.8                   3.3
                                             -------              -------               -------              --------

Net loss                                        (1.1)%              (14.1)%                (1.2)%                (5.1)%
                                             =======               ======               =======              ========


THREE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2000

The Company's net sales increased $24.6 million, or 4.4%, from $559.8 million to $584.4 million. Fiscal 2001 includes sales of $77.6 million for Filene's Basement which was acquired in March 2000. The prior year third quarter sales for Filene's Basement were $72.8 million. Comparable stores sales for the quarter decreased 0.7%. By segment, comparable store sales were:

                                                    2001             2000
                                                    ----             ----
         Value City Department Stores ...........  (0.1)%            (8.1)%
         DSW ....................................  (2.4)%            18.3%
         Filene's Basement ......................  (1.2)%             N/A

         TOTAL ..................................  (0.7)%            (4.3)%

Value City's non-apparel comparable sales increased 9.0% while apparel sales decreased 2.1%. Children's had a comparable store sales increase of 6.6% while men's and ladies decreased 2.7% and 5.8%, respectively.

DSW sales were $136.2 million, a 22.2% increase in the quarter, which includes a net increase of 25 stores.

Gross profit increased $110.7 million, from $112.8 million to $223.5 million, and increased as a percentage of sales from 20.1% to 38.2%. Last year's gross margin for the quarter included a $87.4 million charge for the realignment of excess inventory quantities. Gross profit, as a percent of sales by segment in the third quarter, were:

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                    2001             2000
                                                    ----             ----

         Value City Department Stores ...........   38.6%            12.4%
         DSW ....................................   39.4%            37.5%
         Filene's Basement ......................   34.6%            33.5%

         TOTAL ..................................   38.2%            20.2%

Selling, general and administrative expenses ("SG&A") decreased $6.6 million, from $235.8 million to $229.2 million, and decreased as a percentage of sales from 42.1% to 39.2%. This decrease is after an additional $6.9 million was incurred for new stores in operation at DSW and Filene's Basement. Fiscal 2001 third quarter SG&A includes an additional charge of $8.0 million across all segments for costs associated with employee health and welfare and employment taxes. In addition, there is a charge of $1.3 million for two store closings in Value City. SG&A as a percent of sales by segment in the third quarter were:

                                                    2001             2000
                                                    ----             ----

         Value City Department Stores ...........   40.9%            44.8%
         DSW ....................................   37.8%            37.0%
         Filene's Basement ......................   33.6%            36.3%

         TOTAL                                      39.2%            42.1%

License fees from affiliates and other operating income increased $2.0 million, from $2.2 million to $4.2 million, and increased as a percentage of sales from 0.4% to 0.7%.

Operating loss decreased $119.3 million, from $120.8 million to $1.5 million, and decreased as a percentage of sales from 21.6% to 0.3%. It has been the Company's experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. 15 department stores opened less than twelve months had an operating loss of $6.0 million for the current three-month period.

Interest expense, net of interest income, decreased $0.5 million, from $7.9 million to $7.4 million, and decreased as a percentage of sales from 1.5% to 1.2%. This decrease is attributable to higher weighted average borrowings offset by lower effective interest rates.

Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. and increased from a loss of $0.6 million to a loss of $1.2 million. Pursuant to terms of the Operating Agreement, the Company, on July 19, 2001, informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

The effective tax rate for the three months ended November 3, 2001 is 36.0% versus 39.1% for the three months ended October 28, 2000. The Company expects its tax rate to trend lower during the remainder of the year, but it will ultimately depend on operating results for the fourth quarter and the relative impact of permanent differences between tax and book income.

NINE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 28,
2000

The Company's net sales increased $100.9 million, or 6.5%, from $1,550.1 million to $1,651.0 million. Fiscal 2001 includes sales of $210.1 million for Filene's Basement which was acquired in March 2000. The prior year third quarter sales for Filene's Basement were $162.7 million. Comparable stores sales for the nine-month period decreased 3.0%. By segment comparable store sales were:

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                    2001             2000
                                                    ----             ----

         Value City Department Stores ...........  (4.6)%            (2.1)%
         DSW ....................................   0.4%             21.7%
         Filene's Basement ......................   2.3%              N/A

         TOTAL ..................................  (3.0)%             1.5%

Value City's non-apparel comparable sales increased 3.7% while apparel sales decreased 7.0%. Children's had a comparable stores sales increase of 2.4% while the men's division was down 4.8% and the ladies division was down 12.3%.

DSW sales were $388.9 million, a 29.2% increase in the nine-month period, which includes a net increase of 25 stores.

Gross profit increased $140.1 million, from $490.9 million to $631.0 million, and increased as a percentage of sales from 31.7% to 38.2%. Last year's gross profit included a $87.4 million charge for the realignment of excess inventory quantities. Gross profit as a percent of sales by segment in the nine-month period quarter were:

                                                    2001             2000
                                                    ----             ----

         Value City Department Stores ...........   38.5%            29.2%
         DSW ....................................   39.1%            38.4%
         Filene's Basement ......................   35.3%            35.8%

         TOTAL ..................................   38.2%            31.7%

Selling, general and administrative expenses ("SG&A") increased $41.9 million, from $607.1 million to $649.0 million, and increased as a percentage of sales from 39.2% to 39.3%. The percentage increase was due in part to the weak sales performance in the Value City department stores. $26.1 million of the increase in SG&A is associated with new DSW stores and Filene's Basement stores. New store pre-opening expenses for the nine-month period were $4.9 million less than last year. Fiscal 2001 SG&A includes an additional charge of $7.9 million across all segments for costs associated with employee health and welfare and employment taxes. In addition, there is a charge of $1.3 million for two store closings in Value City. SG&A as a percent of sales by segment in the nine-month period were:

                                                    2001             2000
                                                    ----             ----

         Value City Department Stores ...........   41.1%            40.7%
         DSW ....................................   37.7%            36.2%
         Filene's Basement ......................   33.5%            34.6%

         TOTAL                                      39.3%            39.2%

License fees from affiliates and other operating income increased $2.8 million, from $8.3 million to $11.1 million, and increased from 0.5% to 0.7% as a percentage of sales.

Operating loss decreased $101.0 million, from $107.9 million to $6.9 million, and decreased as a percentage of sales from 7.0% to 0.4%. 15 department stores opened less than twelve months had an operating loss of $14.4 million for the current nine-month period, and 28 DSW stores opened less than twelve months had an operating profit of $2.4 million, including $4.4 million of pre-opening expenses. 3 Filene's Basement stores opened less than twelve months had an operating profit of $0.4 million, including $0.4 million of pre-opening expenses.

Interest expense, net of interest income, increased $2.7 million, from $21.2 million to $23.9 million, and remained at 1.4% of sales.

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Equity in the loss of the joint venture represents the Company's fifty percent interest in a joint venture with Mazel Stores, Inc. The loss increased from $0.7 million to $2.5 million. Pursuant to terms of the Operating Agreement, the Company, on July 19, 2001 informed Mazel Stores, Inc. of its intention to terminate the joint venture. The Company is in discussion with Mazel regarding the notice of termination.

The effective tax rate for the nine months ended November 3, 2001 is 39.8% versus 39.1% for the nine months ended October 28, 2000. The Company expects its tax rate to trend lower during the remainder of the year, but it will ultimately depend on our operating results for the fourth quarter and the relative impact of our permanent differences between tax and book income.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $272.2 million at November 3, 2001, compared to $251.9 million at October 28, 2000. Current ratios at those dates were each 1.78 and 1.72, respectively.

Net cash used in operating activities totaled $19.9 million and $116.2 million for the nine months ended November 3, 2001 and October 28, 2000, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended November 3, 2001 was $29.6 million.

Net cash used for capital expenditures was $22.6 million and $55.1 million for the nine months ended November 3, 2001 and October 28, 2000, respectively. During the nine months ended November 3, 2001, capital expenditures included $2.2 million for new stores, $7.1 million on existing stores and $13.3 million for relocation of office, warehousing and operations of our shoe business.

At November 3, 2001, the Company had a $300 million Amended and Restated Credit Agreement ("Credit Agreement"), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. Additionally, the Company has provided an unconditional guarantee of 50% of amounts outstanding on VCM, Ltd's ("VCM") $25.0 million revolving line of credit. At November 3, 2001, $18.0 million was available under the Credit Agreement. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR. The LIBOR rate on $75.0 million has been locked in at a fixed annual rate of 6.99% through March 2003 under a swap agreement.

To supplement operating cash requirements the Company has a $50.0 million Subordinated Credit Agreement with Schottenstein Stores Corp. ("SSC Facility"). In September 2001, the SSC Facility was increased to $100 million. Outstanding advances under the SSC Facility are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At November 3, 2001, $35.0 million was outstanding. The interest rate and terms of the SSC Facility are generally the same as the Credit Agreement.

The Company has a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 325 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003, and is due to Schottenstein Stores Corp. ("SSC") The terms, as amended, provide that if prior to November 5, 2001, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. SSC was paid a one-time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

In the first quarter of fiscal 2001 a major factor reduced our availability of credit and indicated that the Company needed to strengthen its liquidity and increase its credit availability from other sources. Future limitations of credit availability by factors and/or vendors will restrict the ability of the Company to obtain merchandise and services and may impair operating results. Although operating results in the first nine fiscal months of 2001 were below plan, management believes that cash generated by operations, along with the available proceeds from our Credit Agreement, SSC Facility and other sources of financing will be sufficient to meet our obligations for working capital,

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


capital expenditures, and debt service requirements. However, there is no assurance that the Company will be able to meet its projections. Further, there is no assurance that extended financing will be available to the Company in the future if it fails to meet its projections.

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

The non-binding letter of intent, as amended, allowed the Company to solicit third party preliminary non-binding indications of interest for one or more of the Businesses through September 2001 and to terminate the letter of intent or any definitive purchase agreement with SSC pursuant to a superior proposal for one or more of the Businesses through the later of October 25, 2001, or the execution of a definitive agreement with SSC, subject to the payment of a termination fee of $8.45 million.

As part of the consideration, in September 2001 SSC agreed to increase immediately the line of credit under the Value City Subordinated Credit Agreement from $50 million to $100 million under the same terms as set forth in the Subordinated Credit Agreement.

The Company is currently considering and evaluating various alternatives to the non-binding letter of intent.

SUBSEQUENT EVENT

In conjunction with the release of the third quarter results of operations on November 27, 2001, the Company announced the implementation of a corporate restructuring and workforce reduction program that will be completed in the fourth quarter. This reduction, which is primarily at the Company's corporate offices, includes the immediate elimination of numerous positions, which will result in approximate annual savings of $8.5 million. In the fourth quarter, the Company will recognize a pretax charge related to severance and outplacement costs of approximately $3.5 million.

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

The Company has approximately $49.4 million in goodwill recorded in its consolidated balance sheet as of November 3, 2001. Amortization of the goodwill is generally not subject to taxes. Under the provisions of SFAS No. 142,

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

goodwill will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal 2002) for the Company). The Company recorded approximately $2.8 million in amortization expense related to goodwill for the nine months ended November 3, 2001. The Company intends to adopt SFAS No. 142 for the 2002 fiscal year.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The Board decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company is currently assessing the impact of SFAS No. 143 and 144. At this time, the Company has yet to determine the effect of these pronouncements on its results of operations and its financial position.

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

                       VALUE CITY DEPARTMENT STORES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

ITEM 5.      OTHER INFORMATION. Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             Part A   Exhibits. Not applicable

             Part B   Reports on Form 8-K

                  Forms 8-K/A were filed on October 24, 2001 and on September 19, 2001 relating to Item 5 - "Other Items".

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VALUE CITY DEPARTMENT STORES, INC.
                                           -------------------------------------
                                           (Registrant)
                                           ------------



Date:   December 17, 2001            By:   /s/ James A. McGrady
        -----------------------            -------------------------------------
                                           James A. McGrady,
                                           Chief Financial Officer and Treasurer