Form 10-K
period 2002-02-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 2002-04-29
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                     31-1322832
---------------------------------      -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3241 Westerville Road, Columbus, Ohio                     43224
------------------------------------------    ---------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,840,124 Common Shares, based on the $3.89 closing sale price on April 15, 2002, was $49,948,082.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,977,707 Common Shares were outstanding at April 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for the 2002 Annual Meeting of Shareholders, in part, as indicated.

                                TABLE OF CONTENTS

                                                                                                                FORM
                                                                                                                10-K
                                                                                                               REPORT
        ITEM NO.                                                                                                PAGE
        --------                                                                                                ----
        PART I

        1.    Business............................................................................................3
        2.    Properties.........................................................................................15
        3.    Legal Proceedings..................................................................................16
        4.    Submission of Matters to a Vote of Security Holders................................................16

        PART II

        5.    Market for the Registrant's Common Equity and Related Stockholder Matters..........................17
        6.    Selected Financial Data............................................................................18
        7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................................19
        7A.   Quantitative and Qualitative Disclosures about Market Risk ........................................28
        8.    Financial Statements and Supplementary Data........................................................28
        9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.............................................................28

        PART III

        10.   Directors and Executive Officers of the Registrant.................................................29
        11.   Executive Officer Compensation.....................................................................29
        12.   Security Ownership of Certain Beneficial Owners and Management.....................................29
        13.   Certain Relationships and Related Transactions.....................................................29

        PART IV

        14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................30
              Signatures.........................................................................................31

        TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

        Independent Auditors' Report............................................................................F-1
        Consolidated Balance Sheets.............................................................................F-2
        Consolidated Statements of Operations...................................................................F-3
        Consolidated Statements of Shareholders' Equity.........................................................F-4
        Consolidated Statements of Cash Flows...................................................................F-5
        Notes to Consolidated Financial Statements..............................................................F-6

        SCHEDULES

        II - Valuation and Qualifying Accounts..................................................................S-1
        Index to Exhibits.......................................................................................E-1

                                     PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Value City Department Stores, Inc. and its subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. and Filene's Basement, Inc.

FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statement on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GENERAL

Value City Department Stores, Inc. operates a chain of 117 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states and the District of Columbia, principally under the name Value City, 108 DSW Shoe Warehouse ("DSW") stores located throughout the United States, and 21 Filene's Basement stores located principally in the Northeast United States. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our Value City stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes and health and beauty care items, with apparel comprising well over one-half of total sales. Our Value City stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Our Filene's Basement stores average 27,000 square feet and specialize in top tier brand name merchandise of men's and women's apparel, jewelry, shoes, accessories and home goods. Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

HISTORY OF OUR BUSINESS

We opened our first department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC"). SSC owns approximately 53% of our stock. We also have a number of ongoing related party agreements and arrangements that exist with SSC. These are more fully described in Item 13 of this report.

In July 1997, we entered agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operated the licensed health and beauty care, toy and sporting goods departments in the Value City stores and beginning in fiscal 2000, the food department was added. We accounted for our fifty percent interest in the joint venture under the equity method. See "Licensed Departments." Effective at the close of business February 2, 2002, we purchased the Mazel partners' interest in the partnership.

Effective May 3, 1998, we purchased 99.9% of the common stock of Shonac Corporation from Nacht Management, Inc. and SSC. In September 2000, we purchased the remaining shares to give Value City 100% ownership. Shonac had been the shoe licensee in all of the Value City stores since its inception in 1969 and has operated the DSW chain of retail shoe stores since the opening of the first store in 1991. The DSW chain of stores has grown to over 108 stores operating across the country. Shonac operates the license shoe departments in all Value City stores and 17 Filene's Basement stores. DSW operates licensed shoe departments in two Filene's Basement stores.

Effective May 3, 1998, we acquired the store operations of Valley Fair Corporation from SSC. Valley Fair operated two department stores located in New Jersey. Prior to their acquisition, we had been a licensee of certain departments in these two stores for eighteen years.

On November 19, 1999, we acquired 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex"), a chain of 15 discount stores operating in the greater St. Louis metropolitan area, from Gramex Corporation. Of the 15 stores acquired and after liquidation of the existing Grandpa's inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. The other 7 stores were remodeled based on our current Value City format and were reopened in April 2000.

On March 17, 2000, we completed the acquisition of substantially all of the assets and the assumption of certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. through our wholly owned subsidiary, Base Acquisition Corp. Filene's Basement was operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code. We continue to operate the 14 Filene's Basement stores acquired on March 17, 2000 and have reopened 3 other Filene's Basement stores in the Washington D.C. area. We opened 1 new Filene's Basement store in fiscal 2001 and, during fiscal 2000, we opened 2 new Filene's Basement stores.

CHANGE IN FISCAL YEAR-END

On June 10, 1998, we changed our fiscal year from a 52/53-week year that ended on the Saturday nearest to July 31 to a 52/53-week year that ends on the Saturday nearest to January 31. The six-month transition period of August 2, 1998 through January 30, 1999 (the "Transition Period") preceded the start of the 1999 fiscal year that ended January 29, 2000.

OPERATING SEGMENTS

We are managed in three operating segments, Value City Department Stores, DSW Shoe Warehouse and Filene's Basement. See Note 14 of Notes to Consolidated Financial Statements beginning on page F-21 of this annual report for information regarding our segments.

BUSINESS STRATEGIES

Our strategy is to provide brand name merchandise at competitive retail prices. We believe that the size of our Value City department stores facilitates a full-line merchandise offering and range of brands which differentiates us from other off-price retailers.

Our DSW stores' mission is to be each customer's favorite retailer of branded footwear by satisfying customer expectations for selection, convenience and value. We use the tagline "The Shoes of the Moment. The Deal of a Lifetime." and offer a REWARD YOUR STYLE program to reward frequent shoppers.

Filene's Basement strategy is similar to Value City's focus on providing the best brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

The principal elements of Value City's, DSW's and Filene's Basement business strategies are discussed below.

MERCHANDISING

Selection

Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, sporting goods, jewelry, shoes, health, and beauty care items. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandising, is characterized by the purchase of primarily high quality brand name merchandise, at prices below normal cost to most retailers. A portion of the cost savings is then passed on to customers through lower prices. Our Value City stores strive to offer customers one-stop-shopping for the categories of merchandise we carry. The large size of our Value City stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. Value City stores average 87,000 square feet and carry over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. To improve store profitability and meet the changing needs of our customers, we continually refine the Value City merchandise mix eliminating less productive departments and introducing new merchandise categories.

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

DSW stores attract customers because of their wide assortment of top quality name brand dress, casual and athletic footwear for men and women together with a regularly changing selection of more fashion-oriented footwear. Our DSW stores are large, contemporary, warehouse formats, that average 25,000 square feet and allow us to sell a large selection of branded footwear in a clean and simple environment.

Filene's Basement stores average 27,000 square feet and offer branded apparel, home goods, accessories and retail stocks purchased directly from major upscale retailers. The branded merchandise represents a focused assortment of fashionable, nationally recognized men's and women's apparel accessories and home goods bearing prominent designers `and manufacturers' names. Branded merchandise constitutes most of the product line and is often obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.

The following table sets forth the relative contributions of each major merchandise category to total sales.

                                                                             Fiscal Year      Fiscal Year       Fiscal Year
                                                                                Ended            Ended             Ended
                                                                               2/2/02           2/3/01            1/29/00
                                                                               ------           ------            -------
Apparel and Ready-to-Wear - Includes: Men's, Women's
   and Children's outerwear, suits, dresses, sportswear,
   sleepwear, underwear and accessories, and department
   store shoe sales........................................................     57.8%            61.9%             62.7%

Hard goods and Home Furnishings - Includes: domestics;
   jewelry; housewares; giftware; and small appliances ....................     15.5             14.7              17.2

Licensed Departments - Includes: health and beauty care;
   food; toys and sporting goods and other incidental
   departments.............................................................      5.6              6.0               6.3

DSW Stores.................................................................     21.1             17.4              13.8
                                                                              ------           ------            ------

                                                                               100.0%           100.0%            100.0%
                                                                              ======           ======            ======

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

Well known designer labels, brand names and original retailer names are prominently displayed throughout our Value City and Filene's Basement stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases, suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing."

Our Filene's Basement stores' merchandise assortment is typically priced at levels 30%-60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying in-season closeouts and values at advantageous prices and offering them for sale at lower markups than those of traditional department stores. We are also able to keep the cost of merchandise low because we do not require markdown or advertisement allowances, or anticipation of returns from vendors, all of which are typical in the department store industry.

Licensed Departments

We operate all departments in the Value City stores except for the health and beauty care, toy and sporting goods, food and certain other incidental departments. Effective with the close of business on February 2, 2002 by acquisition of our partner's interest in VCM for $8,375,000, we now operate the health and beauty care, toy, sporting goods and food departments in the Value City stores. These departments are licensed to others, including affiliated parties, for a percentage of net sales, generally ranging from 5% to 11%, for initial periods of up to 10 years with, in some instances, an option to renew. In addition, we receive a fee from some licensees for general and administrative expenses. The aggregate annual license fees received from licensees for fiscal year ended February 2, 2002 were $11,340,000, including $9,698,000 from VCM, and for fiscal year ended February 3, 2001 were $11,323,000, including $9,144,000 from VCM. For fiscal years 2002 and beyond, the results of operations of departments previously licensed by VCM will be consolidated in future financial statements.

SSC owned 49.9% of the outstanding stock of Shonac until May 1998 when we purchased it. Shonac operates the shoe departments within all the Value City stores and 17 Filene's Basement stores. DSW operates the shoe departments in 2 Filene's Basement stores. Intercompany license fees and expenses are eliminated in the consolidated financial statements.

Filene's Basement licenses the fragrance for cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for fiscal year ended February 2, 2002 were approximately $888,000.

Licensees supply their own merchandise and generally supply their own store fixtures. In most instances, licensees utilize our associates to operate their departments. The licensees reimburse us for all costs associated with such associates. Licensed departments are operated under our general supervision and licensees are required to abide by our policies with regard to pricing, quality of merchandise, refunds and store hours. Licensed departments complement the operations of our stores and facilitate the uniformity of the in store merchandising strategy including the overall emphasis on values.

SUPPLIER RELATIONSHIPS AND PURCHASING

An important factor in our operations has been the relationships we have developed with our various suppliers and our many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. Continuously, we seek to find and negotiate special purchase opportunities. Over the years, our buyers have established excellent relationships with suppliers including a reputation for the ability to purchase entire lots of merchandise. As a result of our relationships and experience many suppliers offer special purchase opportunities to us prior to attempting to dispose of merchandise through other channels. Many manufacturers of brand name merchandise are reluctant to sell merchandise for resale at discounted prices through their normal channels of distribution or to retailers that may be considered competitors in their regular distribution channels. We believe we fill that need. By selling such merchandise through our own retail stores, we are able to assure suppliers that the merchandise will be sold without disturbing the suppliers' regular channels of distribution.

Although we cannot quantify the amount by which the prices we pay for special purchases are lower, if any, than the prices paid by our competitors for similar purchases, we believe that such special purchases are made at prices sufficiently favorable to enable us to offer merchandise to our customers at very competitive price points.

We purchase merchandise from more than 4,700 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. We do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, we purchase all or substantially all of the inventories of financially distressed retailers and make other special purchases. We also have started to more aggressively seek advantageous buying opportunities overseas, particularly in non-apparel categories.

Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we are capable of devoting warehouse space to out-of-season goods for our Value City stores. This merchandise is generally warehoused until the most opportune time to offer it in the Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

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

DSW's merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. Once our buyers determine the styles and merchandise mix for any upcoming season, they focus on purchasing the appropriate quantities of each category at the lowest cost and the highest quality available.

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

We believe the acquisition of Filene's Basement in March 2000, a well-known institution in Boston since 1908, parallels the Value City `Value Driven' merchandising philosophy. Because of the longstanding relationships Filene's Basement has with vendors, it receives quality buying opportunities at competitive prices similar to that of Value City. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives.

DISTRIBUTION

We use a regionalized distribution strategy with 10 distribution centers located in Columbus, Ohio and a distribution facility in Auburn, Massachusetts for Filene's Basement. The aggregate area of the distribution facilities is approximately 3,000,000 square feet; however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. In addition, to expedite the flow of merchandise to certain clusters of stores, we use a third party processor located in New Jersey.

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

To support the planned growth of our shoe operations, we consolidated and relocated Shonac and DSW's principal offices and distribution center operations in 2001 to a new 700,000 square foot facility located in Columbus, Ohio. We have entered a 15-year lease with three five-year option periods with an affiliate of SSC for this facility.

This distribution center facility uses a modern warehouse management system and material handling equipment, including new conveyor systems, to separate and collate shipments to our stores. The design of the distribution center facilitates the prompt delivery of priority purchases and fast selling footwear to stores so we can take full advantage of each selling season.

Filene's Basement's merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts.

ADVERTISING AND PROMOTION

We commit substantial resources to advertising and believe our marketing strategy is one of the keys to our success. Value City advertises frequently in print, including newspapers, circulars and flyers, and on television and radio. The promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases, a supplier may prohibit the advertising or non-store promotion of its brand name.

Our DSW stores currently use a broadcast campaign, primarily radio, focusing on the slogan "The Shoes of the Moment. The Deal of a Lifetime." This campaign is supplemented by print promotions and, increasingly, television. In addition, a valuable marketing tool for DSW is the "Reward Your Style" loyal customer program. Customers are asked to join the program during the checkout procedure. By analyzing the member database, as well as the sales transactions of those members, we are able to direct the advertising to encourage repeat shopping and to reach targeted customers. DSW also sponsors certain LPGA events.

Filene's Basement employs a multi-media approach, using print, broadcast and direct mail. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities.

STORES

Store Location and Design

We believe customers are attracted to our stores principally by the wide assortment of quality items at substantial savings.

Our Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. The stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 117 Value City stores open as of March 15, 2002, 25 are freestanding and 92 are in shopping centers, of which 25 are enclosed malls in which they serve as an anchor.

Our DSW stores average approximately 25,000 square feet, with about 87% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lighted and feature a unique display concept, a simple case presentation which groups the shoes together by style. Interior signage is tasteful and kept to a minimum. The shoe stores are generally laid out on a single level, with the cases of shoes forming the aisles in the stores. This allows customers to view the entire store when they enter. Of the 108 DSW stores open as of March 29, 2002, 12 are freestanding, 77 are in shopping centers and 19 are in enclosed malls. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 12:00 p.m. until 6:00 p.m. on Sunday. The stores are located in leased facilities.

The Filene's Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men's and women's merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene's Basement believes the Automatic Markdown Plan, found only in the downtown Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Filene's Basement subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene's Basement to extend until 2024. The Boston store generated over $1,014 in sales per square foot of selling space during fiscal 2001 and represents approximately 23% of total sales.

Excluding the downtown Boston location, most of our Filene's Basement stores are located in suburban areas, near large residential neighborhoods away from downtown commercial centers and average approximately 27,000 square feet of selling space per store. Filene's Basement operates 20 branch stores in six states and the District of Columbia. Generally, the branch store's selling space is on a single level and uses a prototypical "racetrack" aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

Store Operations

We offer customers a convenient, pleasurable shopping experience and a high level of satisfaction. At Value City, a training program is utilized to assure every associate maintains the highest level of professionalism and places customer service at the forefront. At DSW, all associates receive Retail Results University training in both product knowledge and sales/service. This in-house training program emphasizes acknowledgment of all customers, customized levels of service, and realization of sales opportunities at all moments of customer contact.

All of our stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we have invested in point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. We accept all major credit cards, and also provide a private label credit card program at the Value City and Filene's Basement stores. Private label and other credit card sales are nonrecourse to us, with the servicing agent assuming all of the credit risk. Value City offers a layaway program in its stores and maintains a liberal return policy.

Our stores are organized into separate geographic regions and districts, each with a territory or district manager. Territory and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager and several assistants, and full and part-time hourly associates. Each store manager reports directly to one of the territory or district managers, and each of the territory or district managers reports to a Regional Vice President who in turn reports to the Vice President of Operations.

The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 20 to 25 full and part-time hourly associates. Each store manager reports directly to one of 17 district managers who in turn report to one of 2 regional managers who in turn report to the head of Operations.

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

Expansion

We have increased our department store base from 74 stores at the start of fiscal 1994 to 117 stores at the end of fiscal 2001. No new department stores were added in Fiscal 2001 and none are planned for Fiscal 2002. Our past expansion has been accomplished by leasing newly constructed locations or by acquiring existing locations from other retailers.

We plan to open 25 to 30 new DSW shoe stores during fiscal 2002. We intend to open new DSW stores in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. We seek to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

The table below sets forth certain information relating to the Company's stores during each of the last five fiscal years:

                                                                                         6 Months
                                                             Year Ended                    Ended           Year Ended
                                                  ----------------------------------       -----       --------------------
                                                    2/2/02       2/3/01      1/29/00      1/30/99       8/1/98       8/2/97
                                                    ------       ------      -------      -------       ------       ------
        Beginning of Year(1)                           221          167          145          142           95           86
           Opened(2)(3)                                 27           55           22            4           49            9
           Closed                                        2            1           --            1            2          --
-----------------------------------------------------------------------------------------------------------------------------
        End of Year(3)                                 246          221          167          145          142           95
-----------------------------------------------------------------------------------------------------------------------------

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

       (3) Includes Crown Shoe Stores which are combined with Value City Department Stores sales, but are not reflected in individual store counts due to immateriality. Total number of Crown stores were 5 in fiscal years ended February 2, 2002 and February 3, 2001 and 4 in the earlier periods.

Based upon our experience, we estimate the average cost of opening a new department store ranges from approximately $4.5 million to $6.5 million and the cost of opening a new DSW shoe store ranges from approximately $1.0 million to $2.0 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Similar costs for a Filene's Basement store are in the $2.0 million to $3.0 million range. Preparations for opening a department store generally take eight to twelve weeks and preparations for opening a DSW shoe store or a Filene's Basement store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first year of operations. It is not uncommon to receive lease incentives for our DSW store openings.

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

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

We believe a high level of automation is essential to maintaining and improving our competitive position. We rely upon computerized data systems to provide information at all levels, including warehouse operations, store billing, inventory control, merchandising and automated accounting. Value City utilizes two IBM AS/400 computer systems, and Shonac utilizes a Unix computer system for all of its processing needs.

We utilize point of sale ("POS") registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. Since layaways represent an important part of our department store business, an automated system to capture and control layaways is integrated into the POS system.

We utilize automated distribution center systems to track and control the receipt, processing, storage and shipping of product to the stores.

ASSOCIATES

As of March 15, 2002, we had approximately 17,000 associates of which 9,200 were full-time and the balance were part-time. Approximately 1,500 of these associates in 21 stores are covered by collective bargaining agreements.

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

In the discount or off-price retailing segment, we differentiate ourselves through our store format and the breadth of value product offering. Our large stores differ from most other off-price retailers which tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores facilitate our merchandise offering and broad range of brands and products.

In addition, because we purchase much of our inventory opportunistically, we compete for merchandise with other national and regional off-price apparel and discount outlets. Many of our competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than we do.

Competitive factors important to our customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. We compete primarily on the basis of value, merchandise quality and selection. We believe our competitive advantages include; our reputation in the marketplace for being able to purchase entire lots of merchandise; our ability to either quickly distribute or hold the merchandise for sale at the most opportune time; our full-line merchandise and style offerings; and our range of brand names.

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

Filene's Basement has an exclusive, perpetual, worldwide, royalty-free license to use the name Filene's Basement and Filene's Basement of Boston trademark and service mark registrations as well as certain other tradenames. Filene's Basement's exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices.

ITEM 2. PROPERTIES.

Set forth in the following table are the locations of stores operated by the Company as of February 2, 2002:

                                                                                    Filene's
                                                Value City            DSW           Basement            Total
                                               -------------    -------------     -------------    -------------
         Arizona                                     -                 1                -                 1
         California                                  -                 4                -                 4
         Colorado                                    -                 3                -                 3
         Connecticut                                 -                 1                -                 1
         Delaware                                    3                 -                -                 3
         Florida                                     -                 6                -                 6
         Georgia                                     4                 2                -                 6
         Illinois                                   16                 6                2                24
         Indiana                                     7                 2                -                 9
         Kansas                                      -                 2                -                 2
         Kentucky                                    4                 -                -                 4
         Maryland                                    7                 4                -                11
         Massachusetts                               -                 5                8                13
         Michigan                                    9                 6                -                15
         Minnesota                                   -                 3                -                 3
         Missouri                                    8                 1                -                 9
         New Hampshire                               -                 1                -                 1
         New Jersey                                  7                 6                1                14
         New York                                    -                11                4                15
         North Carolina                              1                 1                -                 2
         Ohio                                       23                 9                1                33
         Oklahoma                                    -                 1                -                 1
         Pennsylvania                               18                 9                1                28
         Tennessee                                   1                 2                -                 3
         Texas                                       -                11                -                11
         Virginia                                    4                 6                -                10
         Washington D.C.                             1                 -                3                 4
         West Virginia                               4                 -                -                 4
         Wisconsin                                   -                 1                -                 1
                                               ------------     -------------     ------------     -------------
                                                   117               104               20               241
                                               -------------    -------------     -------------    -------------

We maintain buying offices in Columbus, Ohio; Boston, Massachusetts; and Los Angeles, California. We operate 10 warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located principally in New Jersey. Our executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers.

The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of February 2, 2002, we leased or subleased 28 stores and 7 warehouse facilities and a parcel of land from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

Our office, warehouse and distribution facilities for our Value City and Filene's Basement department store business are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment will be adequate for our foreseeable future demands.

To support the planned growth of our DSW shoe warehouse business, we have consolidated and relocated the related back office and distribution operations of our shoe business in Spring 2001, to a new 700,000 square foot facility located in Columbus, Ohio. The facility is leased from an affiliate of SSC and has a 15 year base term with 3 five-year option periods.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The following table sets forth the high and low sales prices of the Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 15, 2002, there were 550 shareholders of record.

                                                              HIGH           LOW
             Fiscal 2000:
                First Quarter                               $16.50        $9.375
                Second Quarter                               11.375        8.00
                Third Quarter                                 9.9375       6.875
                Fourth Quarter                                8.125        4.625

             Fiscal 2001:
                First Quarter                                $9.45        $6.65
                Second Quarter                               11.50         5.60
                Third Quarter                                 6.30         2.50
                Fourth Quarter                                6.45         2.98

             Fiscal 2002:
                First Quarter (through April 15, 2002)       $4.60        $3.04

We have paid no dividends and presently anticipate that all of our future earnings will be retained for development of our businesses and we do not anticipate paying cash dividends on our common shares during fiscal 2002. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The payment of dividends under our long-term credit facility is restricted to the greater of $5.0 million or 10% of consolidated net income.

ITEM 6.         SELECTED FINANCIAL DATA.

The following table sets forth for the periods indicated selected financial data included in our consolidated financial statements and our underlying books and records. The 12 month period ended January 30, 1999 is presented for comparative purposes. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Value City Department Stores, Inc. including the notes thereto, set forth in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Form 10-K.

                                                                                       Transition
                                                                            12 Months    Period
                                                                              Ended     6 Months
                                       For the Fiscal Year Ended           (Unaudited)    Ended     For the Year Ended
                                   ----------------------------------                     -----     -----------------------
                                   2/2/02     2/3/01(1)     1/29/00         1/30/99)     1/30/99(1)    8/1/98(2)   8/2/97
---------------------------------------------------------------------------------------------------------------------------
                                                   (dollars in thousands, except per share amounts)
Net Sales (3)                   $2,283,878   $2,213,017    $1,670,176     $1,364,030      $780,263   $1,161,379  $1,073,399
Operating (Loss) Profit          $(16,344)   $(135,601)       $65,788        $51,266       $40,815      $38,544     $10,674
Net (Loss) Income                $(28,723)   $(101,791)       $33,468        $24,871       $20,256      $20,359      $3,951
Basic (Loss) Earnings
  per Share                        $(0.85)      $(3.03)         $1.03          $0.77         $0.63        $0.64       $0.12
Diluted (Loss) Earnings
  per Share                        $(0.85)      $(3.03)         $1.02          $0.76         $0.62        $0.63       $0.12
Total Assets                      $880,311     $908,009      $744,181       $574,427      $574,427     $684,078    $457,973
Working Capital                   $228,775     $211,402      $205,011       $165,527      $165,527     $204,784    $158,476
Current Ratio                         1.79         1.66          1.82           1.98          1.98         1.88        2.14
Long-term Obligations             $337,199     $326,449      $144,168       $101,447      $101,447     $165,648     $57,763
Number of  (4):
   Department Stores                   117          119           105             97            97           95          95
   Shoe Stores                         104           78            58             44            44           43          --
   Filene's Basement Stores             20           19            --             --            --           --          --
Net Sales per
   Selling Sq. Ft. (5)                $233         $234          $221           $235          $126         $229        $217
Comp Sales Change (6)                (2.4)%       (1.1)%          7.2%           6.0%          3.3%         5.9%        0.1%

    (1) Fiscal 2000 includes 53 weeks; all other years contain 52 weeks. The six month period includes 26 weeks.
    (2) The operations of Shonac and Valley Fair are included from the date of acquisition, May 3, 1998.
    (3) Excludes sales of licensed departments. Prior to fiscal 1998, sales from our toys and sporting goods departments were included in Net Sales. At the start of fiscal 1998 these departments became licensed departments operated by VCM, Ltd., a 50/50 joint venture with Mazel Stores, Inc.
    (4) Includes all stores operating at the end of the fiscal year. Years prior to 1998 exclude the apparel, domestic and housewares departments operated by us in two affiliated department stores which were acquired effective May 3, 1998.
    (5) Excludes licensed departments and stores not operated during the entire fiscal period.
    (6) Comparable Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal year 2000, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

                                                                                    For the Year Ended
                                                                       --------------------------------------------
                                                                        2/2/02            2/3/01           1/29/00
                                                                       52 Weeks          53 Weeks        52 Weeks
--------------------------------------------------------------------------------------------------------------------
              Net sales, excluding sales
                licensed departments                                    100.0%            100.0%           100.0%

              Cost of sales                                             (62.6)            (67.5)           (62.2)
------------------------------------------------------------------------------------------------------------------

              Gross profit                                               37.4              32.5             37.8

              Selling, general and
                administrative expenses                                 (38.9)            (39.3)           (34.7)

              License fees from affiliates
                and other operating income                                0.8               0.7              0.8
------------------------------------------------------------------------------------------------------------------

              Operating (loss) profit                                    (0.7)             (6.1)             3.9

              Interest expense, net                                      (1.3)             (1.3)            (0.6)

              Equity in (loss) income of joint venture                    -                (0.1)             0.1
------------------------------------------------------------------------------------------------------------------

              (Loss) income before income taxes                          (2.0)             (7.5)             3.4

              Benefit (provision) for income taxes                        0.7               2.9             (1.4)

------------------------------------------------------------------------------------------------------------------
              Net (loss) income                                          (1.3)%            (4.6)%            2.0%
------------------------------------------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Note 2 to the Company's Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

While the Company believes that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated statements, the Company cannot guarantee that its estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgement, actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe the following represent the most critical estimates and assumptions used in the preparation of our consolidated financial statements. We have discussed the selection, application and disclosure of the critical accounting policies with the audit committee of the board of directors.

     - Inventory. Our merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. This is an averaging method that has been widely used in the retail industry due to its practicality. It is recognized that the use of this method results in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. Inherent in the calculation are certain significant management judgements and estimates including, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. These significant estimates, coupled with the fact that this method is an averaging process, can, under certain circumstances, produce distorted or inaccurate cost figures. Additionally, these significant estimates may change as a result of further markdowns based on our sales performance. Reserves to value inventory at the lower of cost or market were $33.5 million and $54.1 million at the end of fiscal 2002 and 2001, respectively.

     - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset and reduce the carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate. During fiscal 2001, we recorded a charge of $4.9 million for the write-down of capitalized development and software costs related to discontinued information systems and a goodwill write-down of $1.5 million relating to a previous acquisition.

          Effective February 3, 2002, the beginning of the new fiscal year, SFAS 142 will be adopted. SFAS 142 requires that goodwill will no longer be amortized, but will be subject to annual fair value based impairment tests. In addition, a transitional impairment test is required upon the adoption date. These impairment tests are conducted on each business of the Company where goodwill is recorded, and may require two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value for each applicable business to its respective carrying value. For those businesses where the carrying amount exceeds its estimated fair value, a second step is performed to measure the amount of goodwill impairment, if any. We are in the process of determining if existing goodwill is impaired. Goodwill impairment, if any, will be recognized in accordance with SFAS 142 and will be classified as a cumulative effect of a change in accounting principle.

     - Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required. During fiscal 2001, 2000 and 1999, we recorded charges of $8.1 million, $8.6 million and $0, respectively, for self-insurance liabilities associated with employee health and welfare plans, workers compensation and casualty insurance programs.

See Note 2 to the Company's Consolidated Financial Statements for a discussion of our significant accounting policies.

FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED FEBRUARY 3,
2001

Sales for the fifty-two weeks ended February 2, 2002, increased by 3.2% to $2.28 billion from $2.21 billion in the fifty-three week period of 2000. Excluding the extra week in fiscal 2000, total sales increased 5.2% and same store sales declined 2.4%. Fiscal 2001 sales include $293.4 million attributable to Filene's Basement, which was acquired in March 2000. Filene's Basement sales in the prior year were $249.1 million. By segment comparable store sales were:

                                                          2001          2000
                                                       -------        ------

         Value City Department Stores                    (3.7)%        (4.3)%
         DSW                                              0.0 %        19.1%
         Filene's Basement                                2.2 %         n/a
         --------------------------------------------------------------------
         Total                                           (2.4)%        (1.1)%
         ---------------------------------------------------------------------

Department Store non-apparel comparable sales increased 3.3% for the twelve months. Apparel comparable sales declined 5.9% for the year to date period including a positive comparable of 3.7% for children while men's and ladies declined 4.7% and 10.7%, respectively.

Including a flat twelve-month comparable store growth rate, DSW sales rose almost $100.0 million to $509.4 million for the year to date period. This includes a net increase of 26 stores.

Gross profit increased $134.3 million from $720.1 million to $854.4 million, and increased as a percentage of net sales from 32.5% to 37.4%. Last year's gross margin included a $105.4 million charge for the realignment of excess inventory quantities. Excluding the charge the gross margin percent to sales would have been 37.3% in fiscal 2000. Gross profit, as a percent of sales by segment, were:

                                                  2001          2000
                                               -------        ------

         Value City Department Stores            37.6%         30.7%
         DSW                                     38.2%         38.3%
         Filene's Basement                       35.1%         34.4%
---------------------------------------------------------------------
         Total                                   37.4%         32.5%
---------------------------------------------------------------------

For the year to date period, SG&A increased $18.5 million to $888.7 million or 38.9% of sales. The fifty-two week period ended February 2, 2002 includes approximately $24.7 million, or $0.47 per share, for employee benefit, severance costs, write off of software development efforts, DSW warehouse relocation and fees associated with the terminated sale of DSW and Filene's Basement. The fifty-three week period ended February 3, 2001 included pretax charges of $4.6 million for asset impairment and severance costs. New DSW stores added approximately $67.0 million of SG&A expenses. SG&A as a percent of sales by segment were:

                                                  2001          2000
                                               -------        ------

         Value City Department Stores            40.4%         40.8%
         DSW                                     38.0%         36.7%
         Filene's Basement                       32.9%         34.4%
---------------------------------------------------------------------
         Total                                   38.9%         39.3%
---------------------------------------------------------------------

Based upon our experience, we estimate the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expense and other costs. Similar costs for a Filene's Basement store are in the $2.0 million to $3.0 million range. Preparations for opening a department store generally take between eight and twelve weeks and preparations for a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-three department stores opened less than twelve months during fiscal 2000 had pre-tax operating losses of $22.8 million, including $4.5 million of pre-opening expense. Twenty-six DSW stores opened less than twelve months in fiscal 2001 had a pre-tax net operating loss of $2.5 million, including $0.1 million of pre-opening expenses. Twenty DSW stores opened less than twelve months during fiscal 2000 had a pre-tax net operating loss of $6.5 million, including $4.6 million of pre-opening expenses.

License fees from affiliates increased $0.9 million, or 8.0%, from $11.3 million to $12.2 million, and remained at 0.5% as a percentage of net sales.

Other operating income increased $2.4 million, or 76.1%, from $3.3 million to $5.7 million and increased as a percentage of net sales from 0.15% to 0.25%.

Operating loss decreased $119.3 million from a loss of $135.6 million to a loss of $16.3 million, and decreased as a percentage of net sales from a loss of 6.1% to a 0.7% loss as a result of the above factors.

Interest expense, net of interest income, decreased $2.0 million from $30.5 million to $28.5 million due primarily to a decrease in interest rates, offset partially by slightly higher average borrowings.

Equity in loss of joint venture decreased $0.9 million from a loss of $1.3 million to a loss of $0.4 million.

Loss before benefit for income taxes decreased $122.1 million from a loss of $167.4 million to a loss of $45.3 million, and decreased as a percentage of sales from a loss of 7.5% to a 2.0% loss as a result of the above factors.

FISCAL YEAR ENDED FEBRUARY 3, 2001 COMPARED TO FISCAL YEAR ENDED JANUARY 29,
2000

Our net sales increased $542.8 million, or 32.5%, from $1,670.2 million to $2,213.0 million. Fiscal 2000's sales included $249.1 million net owned sales of the Filene's Basement stores acquired effective March 17, 2000. Comparable store sales decreased 1.1%. Net sales for the department stores ("Value City") increased $130.3 million, or 9.2%, from $1,423.6 million to $1,553.9 million. Value City's comparable store sales decreased 4.3%, or $60.7 million. Non-apparel sales increased 7.2% and apparel sales increased 6.4%. On a comparable store basis, apparel and non-apparel sales decreased 5.1% and 5.4%, respectively. DSW Shoe Warehouse achieved sales of $410.0 million with a 19.1% comparable stores sales increase.

Gross profit increased $89.1 million from $631.0 million to $720.1 million, and decreased to 32.5% as a percentage of net sales, compared to 37.8% as a percentage of net sales in the prior year. The decrease in the gross margin percentage is due primarily to a $105.4 million charge for the realignment of excess inventory quantities.

Selling, general and administrative expenses ("SG&A") increased $290.7 million from $579.5 million to $870.2 million, and increased as a percentage of net sales from 34.7% to 39.3%, an increase of 4.6%. New DSW and Value City stores accounted for $102.5 million of the SG&A increase; the Filene's Basement stores added $86.0 million. Comparable store SG&A increased $37.0 million, primarily in the areas of payroll, benefits and occupancy costs. Distribution and transportation costs were up $41.1 million. Overhead increased $14.1 million to support expansion of our shoe business and the relocation of its distribution complex. SG&A also include $4.6 million of non-recurring severance and asset impairment charges. All other expenses as a group were up approximately $6.6 million.

Based upon our experience, we estimate the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expense and other costs. Similar costs for a Filene's Basement store are in the $2.5 million to $3.5 million range. Preparations for opening a department store generally take between 8 and 12 weeks and preparations for a shoe store or a Filene's Basement store generally take 8 to 10 weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-three department stores opened less than 12 months as of the beginning of fiscal 2000 had a pre-tax net operating loss of $22.8 million, including $4.5 million of pre-opening expense amortization. Ten department stores opened less than 12 months during fiscal 1999 had pre-tax operating losses of $1.6 million in 1999, including $3.8 million of pre-opening expense. Twenty DSW stores opened less than 12 months in fiscal 2000 had a pre-tax net operating loss of $6.5 million, including $4.6 million of pre-opening expenses. Twenty-two DSW stores opened less than 12 months during fiscal 1999 had a pre-tax net operating loss of $3.7 million after recognizing $3.3 million of pre-opening expenses.

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

FISCAL YEAR

The Company follows a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2001 and 1999 contain 52 weeks and fiscal 2000 has 53 weeks.

INCOME TAXES

The effective tax rate for fiscal 2001 was 36.5% versus 39.2% for fiscal 2000.

ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of our fiscal year.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for de-rivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Our adoption of SFAS 133 effective February 4, 2001 did not have a significant impact our financial position, results of operations, or cash flows.

We utilize interest rate swap agreements to manage our interest rate risks on borrowings under the $300 million variable rate credit agreement. We do not hold or issue derivative financial instruments for trading purposes. We do not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions.

In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The guidance in SFAS No. 141 supersedes APB 16 and is applicable to business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, goodwill will cease to be amortized and will instead be subject to at least an annual assessment for impairment as set forth in the new standard. We have approximately $41.0 million in goodwill recorded in our consolidated balance sheet as of February 2, 2002. Amortization of the goodwill is generally not deductible for tax purposes. We recorded approximately $4.9 million in amortization expense related to goodwill for the twelve months ended February 2, 2002 and we intend to adopt SFAS No. 142 for the 2002 fiscal year. We are in the process of determining if existing goodwill is impaired. Goodwill impairment, if any, will be recognized in accordance with SFAS No. 142 and will be classified as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

We are currently assessing the impact of SFAS No. 143 and 144. At this time, we have not yet determined the effect of these pronouncements on our results of operations and financial position.

INFLATION

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $228.8 million and $211.4 million at February 2, 2002 and February 3, 2001, respectively. Current ratios at those dates were 1.8 and 1.7, respectively.

Net cash provided by operating activities totaled $58.4 million in fiscal 2001. Net cash used in operating activities was $114.7 million for the fiscal year 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $40.3 million versus a loss of $89.4 million last year.

Net cash used for capital expenditures was $40.2 million and $70.2 million for fiscal 2001 and 2000, respectively. During fiscal 2001, capital expenditures included $11.6 million for new stores, $8.9 million for improvements in existing stores, $11.6 million for relocation of office, warehousing and operations of our shoe business, $4.6 million for MIS equipment upgrades and new systems. All other capital expenditures aggregated $3.5 million. Proceeds from lease incentives totaled $14.2 million in fiscal 2002 and are amortized as a reduction of rent expense over the life of the lease.

At February 2, 2002, we had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. At February 2, 2002, $11.8 million was available under the Credit Agreement. Borrowings aggregated $211.0 million, plus $17.0 million of letters of credit were issued and outstanding. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR. The LIBOR rate on $75.0 million has been locked in at a fixed annual rate of 6.99% through April 2003 under a swap agreement.

To supplement operating cash requirements, we have a $100.0 million subordinated secured credit facility with SSC. Outstanding advances under the agreement are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At February 2, 2002, $20.0 million was outstanding. The interest rate and terms of the $100.0 million facility are generally the same as the Credit Agreement.

We entered a $75.0 million Senior Subordinated Convertible Loan Agreement (Senior Facility), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 250 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, SSC purchased the outstanding balance under the same continuing terms. The terms provide that if prior to February 4, 2002, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. A one time fee of 200 basis points, or $1.5 million, was paid to SSC at the initial closing in consideration for entering into a Put Agreement associated with the Senior Facility.

Achievement of expected cash flows from operations and compliance with our Credit Agreement covenants (see Note 5 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. In the first quarter of fiscal 2001, a major Factor organization reduced our availability of credit and indicated that we needed to strengthen our liquidity and increase our credit availability from other sources. Future limitations of credit availability by Factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for fiscal 2001 were below plan, we believe that cash generated by operations, along with the available proceeds from our Credit Agreement, SSC Facility and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available to us in the future if we fail to meet our projections or on terms acceptable to us.

ACQUISITIONS

Effective with the close of business on February 2, 2002 by acquisition of our partner's interest in VCM for $8,375,000, we now own 100% of VCM and operate the health and beauty care, toy, sporting goods and food departments in the Value City stores.

On March 17, 2000, we, through our wholly-owned subsidiary, Base Acquisition Corp, completed the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. pursuant to the closing of the asset purchase agreement, dated February 2, 2000.

The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of our common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's Basement debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which will be paid in the ordinary course. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired subject to resolution of several outstanding matters.

These acquisitions were funded by cash from operations and a portion of the proceeds from the Credit Agreement.

RISK FACTORS

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, the ability to repay the $75.0 million Senior Facility through an equity offering or refinancing, our ability to attain our fiscal 2002 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with the credit agreement, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

We are exposed to interest rate risk primarily through our borrowings under our revolving credit facility. At February 2, 2002, direct borrowings aggregated $211.0 million. The Credit Agreement, as amended and restated effective March 17, 2000, permits debt commitments up to $300.0 million, has a March 15, 2003 maturity date and generally bears interest at a floating rate of LIBOR plus 2.75%. We utilize interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Credit Agreement, thus reducing a portion of our interest rate risk. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. At February 2, 2002, we had outstanding swap agreements with notional amounts totaling $75.0 million, for which the interest rate has been locked at a fixed rate of 6.99% until April 2003.

At February 2, 2002, we performed a sensitivity analysis assuming an average outstanding principal amount of $320.0 million subject to variable interest rates. A 10% increase in LIBOR would result in approximately $1.0 million of additional interest expense annually.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item appears under the captions "Nominees for Election as Directors," "Officers and Key Employees," and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement relating to our 2002 Annual Meeting of Shareholders (the "Annual Meeting") and is incorporated herein by reference.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.

The information required by this item appears under the captions "Executive Officer Compensation," "Information Concerning Board of Directors," and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement relating to our Annual Meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement relating to our Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item appears under the caption "Relationship with SSC and its Affiliates" in our Proxy Statement relating to our Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

14(a)(1) FINANCIAL STATEMENTS

The documents listed below are filed as part of this Form 10-K:

                                                                                                                Page in
                                                                                                               Form 10-K
                                                                                                               ---------
             Independent Auditors' Report                                                                         F-1

             Consolidated Balance Sheets at February 2, 2002 and February 3, 2001                                 F-2

             Consolidated Statements of Operations for the years ended
                  February 2, 2002, February 3, 2001 and January 29, 2000                                         F-3

             Consolidated Statements of Shareholders' Equity for the years ended
                  February 2, 2002, February 3, 2001 and January 29, 2000                                         F-4

             Consolidated Statements of Cash Flows for the years ended
                  February 2, 2002, February 3, 2001 and January 29, 2000                                         F-5

             Notes to Consolidated Financial Statements                                                           F-6


14(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

The schedule listed below is filed as part of this Form 10-K:

             Schedule II.  Valuation and Qualifying Accounts                                                      S-1

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

14(a)(3) EXHIBITS:

See Index to Exhibits which begins on Page E-1.

14(b) REPORTS ON FORM 8-K

On February 5, 2002, we filed a Form 8-K, Item 5 -- "Other Items" relating to our acquisition of Mazel Stores, Inc. 50% interest in the VCM Ltd. joint venture. In addition, on February 5, 2002, we also filed a Form 8-K, Item 5 -- "Other Items" relating to the termination by Schottenstein Stores Corporation of its letter of intent with respect to its purchase of Shonac Corporation, DSW Shoe Warehouse, Inc. and Filene's Basement, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VALUE CITY DEPARTMENT STORES, INC.

Date: April 23, 2002             By: *
                                     -------------------------------------------
                                     (James A. McGrady, Chief Financial Officer
                                     and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                        TITLE                                               DATE
                  *                                      Chairman of the Board of Directors                       4/23/02
------------------------------------
(Jay L. Schottenstein)

                  *                                      President and Chief Executive Officer                    4/23/02
------------------------------------                     (Principal Executive Officer)
(John C. Rossler)


                  *                                      Chief Financial Officer and Treasurer                    4/23/02
------------------------------------                     (Principal Financial and Accounting Officer)
(James A. McGrady)

                  *                                      Director                                                 4/23/02
------------------------------------
(Henry L. Aaron)

                  *                                      Director                                                 4/23/02
------------------------------------
(Ari Deshe)

                  *                                      Director                                                 4/23/02
------------------------------------
(Jon P. Diamond)

                  *                                      Director                                                 4/23/02
------------------------------------
(Elizabeth Mugar Eveillard)

                  *                                      Director                                                 4/23/02
------------------------------------
(Marvin Goldstein)

                  *                                      Director                                                 4/23/02
------------------------------------
(Richard Gurian)

                  *                                      Director                                                 4/23/02
------------------------------------
(Norman Lamm)

                  *                                      Director                                                 4/23/02
------------------------------------
(Geraldine H. Schottenstein)

                  *                                      Director                                                 4/23/02
------------------------------------
(Robert L. Shook)

                  *                                      Director                                                 4/23/02
------------------------------------
(Harvey L. Sonnenberg)

                  *                                      Director                                                 4/23/02
------------------------------------
(James L. Weisman)

*By:    /s/ James A. Mcgrady
        -------------------------------------
        James A. McGrady, (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Value City Department Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------------------
Deloitte & Touche LLP

Columbus, Ohio
March 26, 2002

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      February 2, 2002 and February 3, 2001
                      (In Thousands, Except Share Amounts)

-------------------------------------------------------------------------------------------------------
                                                                               ASSETS
                                                                   2/2/02                  2/3/01
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and equivalents                                           $35,915                 $10,562
   Accounts receivable, net                                         6,650                  44,927
   Receivables from affiliates                                        905                   9,452
   Inventories                                                    396,830                 393,577
   Prepaid expenses and other assets                               15,741                  22,290
   Deferred income taxes                                           63,102                  51,732
                                                               ----------              ----------
      TOTAL CURRENT ASSETS                                        519,143                 532,540

PROPERTY AND EQUIPMENT, AT COST:
   Furniture, fixtures and equipment                              246,358                 223,675
   Leasehold improvements                                         184,854                 176,318
   Land and building                                                  801                     801
   Capital leases                                                  37,413                  38,348
                                                               ----------              ----------
                                                                  469,426                 439,142
   Accumulated depreciation and amortization                     (224,782)               (190,103)
                                                                ---------               ---------
      PROPERTY AND EQUIPMENT, NET                                 244,644                 249,039

INVESTMENT IN JOINT VENTURE                                           -                     8,292
GOODWILL AND TRADENAMES, NET                                       60,012                  67,056
OTHER ASSETS                                                       56,512                  51,082
                                                                ---------              ----------
      TOTAL ASSETS                                               $880,311                $908,009
                                                                 ========                ========


-------------------------------------------------------------------------------------------------------
                                                              LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                              $149,864                $180,736
   Accounts payable to affiliates                                   8,909                  13,655
   Accrued expenses:
     Compensation                                                  22,410                  19,662
     Taxes                                                         39,224                  31,255
     Other                                                         69,296                  75,227
   Current maturities of long-term obligations                        665                     603
                                                             ------------            ------------
      TOTAL CURRENT LIABILITIES                                   290,368                 321,138

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                  337,199                 326,449

OTHER NONCURRENT LIABILITIES                                       32,315                  10,115

COMMITMENTS AND CONTINGENCIES                                         -                       -

SHAREHOLDERS' EQUITY:
   Common shares, without par value;
     80,000,000 authorized; issued, including
     treasury shares, 34,227,540 shares and
     34,330,863 shares, respectively                              145,772                 145,659
   Retained earnings                                               82,432                 111,155
   Deferred compensation expense, net                              (4,150)                 (6,448)
   Treasury shares at cost, 7,651 shares                              (59)                    (59)
   Accumulated other comprehensive loss                            (3,566)                    -
                                                                ---------               ---------
      TOTAL SHAREHOLDERS' EQUITY                                  220,429                 250,307
                                                                ---------               ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $880,311                $908,009
                                                                =========               =========
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years Ended February 2, 2002,
                     February 3, 2001 and January 29, 2000
                    (in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                     For                   For                   For
                                                                  the Year              the Year               the Year
                                                                    Ended                 Ended                 Ended
                                                                   2/2/02                2/3/01                1/29/00
                                                                  52 Weeks              53 Weeks              52 Weeks
-------------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
    licensed departments                                         $2,283,878            $2,213,017            $1,670,176
Cost of sales                                                    (1,429,455)           (1,492,947)           (1,039,145)
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        854,423               720,070               631,031

Selling, general and
    administrative expenses                                        (888,734)             (870,253)             (579,314)
License fees                                                         12,228                11,323                 8,451
Other operating income                                                5,739                 3,259                 5,620
-------------------------------------------------------------------------------------------------------------------------
Operating (loss) profit                                             (16,344)             (135,601)               65,788

Interest expense, net                                               (28,510)              (30,480)              (10,728)
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before equity in (loss)
    income of joint venture and benefit
    (provision) for income taxes                                    (44,854)             (166,081)               55,060
Equity in (loss) income of joint venture                               (406)               (1,340)                1,340
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before benefit
    (provision) for income taxes                                    (45,260)             (167,421)               56,400
Benefit (provision) for income taxes                                 16,537                65,630               (22,932)
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $  (28,723)           $ (101,791)           $   33,468
-------------------------------------------------------------------------------------------------------------------------

Basic (loss) earnings per share                                      $(0.85)               $(3.03)                $1.03

Diluted (loss) earnings per share                                    $(0.85)               $(3.03)                $1.02

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
       Years Ended February 2, 2002, February 3, 2001 and January 29, 2000
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                     Number of Shares
                                   --------------------                                                        Accumulated
                                               Common                                 Deferred                    Other
                                   Common      Shares      Common      Retained     Compensation   Treasury   Comprehensive
                                   Shares   in Treasury    Shares      Earnings        Expense      Shares       Loss        Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 30, 1999          32,638        344     $125,156       $179,478        $(671)     $(2,637)                $301,326

  Net income                                                              33,468                                             33,468
  Exercise of stock options           198                   1,660                                                             1,660
  Tax benefit on stock options
    and restricted shares                                   1,548                                                             1,548
  Grant of restricted shares          156                   2,201                      (2,201)
  Amortization of deferred                                                                359                                   359
    compensation expense
  Acquisitions                                  (256)       2,036                                    1,964                    4,000
                              ------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 29, 2000          32,992         88      132,601        212,946       (2,513)        (673)                 342,361

  Net loss                                                              (101,791)                                          (101,791)
  Sales of treasury shares                       (80)         466                                      614                    1,080
  Exercise of stock options           182                   1,431                                                             1,431
  Tax benefit on stock options
    and restricted shares                                     228                                                               228
  Grant of restricted shares,
    net of forfeitures                754                   5,433                      (4,703)                                  730
  Amortization of deferred
    compensation expense                                                                  768                                   768
  Acquisitions                        403                   5,500                                                             5,500
                              ------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001          34,331          8      145,659        111,155       (6,448)         (59)                 250,307

  Net loss                                                               (28,723)                                           (28,723)
  Exercise of stock options           108                     782                                                               782
  Forfeitures of restricted
    shares, net of grants            (211)                   (669)                       (517)                               (1,186)
  Amortization of deferred
    compensation expense                                                                2,815                                 2,815
  Net unrealized loss
    on derivative financial
    instruments, net of income
    tax benefit of $1,731                                                                                       $(2,595)     (2,595)
  Minimum pension liability,
    net of income tax benefit
     of $647                                                                                                       (971)       (971)
                              ------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 2, 2002          34,228          8     $145,772        $82,432      $(4,150)        $(59)     $(3,566)   $220,429
                              ======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended February 2, 2002, February 3,
                           2001 and January 29, 2000,
                                 (in thousands)

                                                                     Year                  Year               Year
                                                                     Ended                 Ended              Ended
                                                                    2/2/02                2/3/01             1/29/00
                                                                   52 Weeks              53 Weeks           52 Weeks
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                              $(28,723)            $(101,791)            $33,468
Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                57,082                47,495              34,230
        Deferred income taxes and other noncurrent liabilities       (8,202)              (35,058)                (68)
        Equity in loss (income) of joint venture                        406                 1,340              (1,340)
        Loss (gain) on disposal of assets                             4,937                    16                (146)
        Change in working capital, assets and liabilities,
           excluding effects of acquisitions:
          Receivables                                                54,228               (42,657)              4,317
          Inventories                                                18,790                44,194            (126,284)
          Prepaid expenses and other assets                           4,611               (11,675)             (3,178)
          Accounts payable                                          (45,832)                7,271              59,265
          Accrued expenses                                            1,116               (23,852)             27,263
                                                                 ----------           -----------          ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  58,413              (114,717)             27,527
                                                                 ----------           -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (40,244)              (70,226)            (37,317)
    Proceeds from sale of assets                                         73                   326                 167
    Acquisitions, net of cash received                               (8,375)               (3,506)             (8,000)
    Other assets                                                     (9,696)                3,355              (4,580)
    Proceeds from lease incentives                                   14,248                   -                   -
                                                                 ----------           -----------          ----------
NET CASH USED IN INVESTING ACTIVITIES                               (43,994)              (70,051)            (49,730)
                                                                 ----------           -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common shares                             782                 1,431               1,660
    Net proceeds from issuance of debt                               10,533               187,872              15,000
    Net principal payments under long-term obligations                 (381)                  -                (9,325)
                                                                 ----------           -----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,934               189,303               7,335
                                                                 ----------           -----------          ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      25,353                 4,535             (14,868)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                              10,562                 6,027              20,895
                                                                 ----------           -----------          ----------
CASH AND EQUIVALENTS, END OF YEAR                                   $35,915               $10,562              $6,027
                                                                 ==========           ===========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.      BUSINESS OPERATIONS AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the names Value City and Filene's Basement, as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of February 2, 2002 a total of 241 stores were open, including 117 Value City stores located principally in Ohio (23 stores) and Pennsylvania (18 stores) with the remaining stores dispersed throughout the Midwest, East and South and 104 shoe stores located throughout the United States and 20 Filene's Basement stores ("Filene's Basement") located principally in the Northeast United States.

        To facilitate comparisons with the current year, certain amounts in prior years' and interim period financial statements have been reclassified to conform to the current year presentation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        FISCAL YEAR

        The Company follows a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2001 and 1999 contain 52 weeks and Fiscal 2000 contains 53 weeks.

        CONSOLIDATION

        The consolidated financial statements include the accounts of the Company after elimination of significant intercompany transactions and balances.

        CASH AND EQUIVALENTS

        Cash and equivalents represent cash and highly liquid investments with maturities when purchased of three months or less.

        ACCOUNTS RECEIVABLE, NET

        The allowance for doubtful accounts was $1,793,000 and $992,000 for fiscal years 2001 and 2000, respectively.

        INVENTORIES

        Merchandise inventories are stated at the lower of cost or market using the retail method.

        PRE-OPENING EXPENSES

        Pre-opening expenses are expensed as incurred. Pre-opening costs expensed were $4,379,000, $10,902,000 and $7,563,000 for fiscal 2001,
        2000 and 1999, respectively.

             ------------------------------------------

        INVESTMENT IN JOINT VENTURE

        VCM, Ltd. ("VCM") operates the health and beauty care, food, toy, and sporting goods departments in the Company's stores as licensed departments. VCM is a 50/50 joint venture with Mazel Stores, Inc. ("Mazel"). The Company accounts for its fifty percent interest in the joint venture under the equity method. (See Note 3, Related Party Transactions.) Effective at the close of business on February 2, 2002 the Company acquired the Mazel partner's interest in VCM for $8,375,000. The balance sheet for VCM has been consolidated in these statements for the current year-end.

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

                Buildings .........................................31 years

                Furniture, fixtures and equipment.............3 to 10 years

                Leasehold improvements.............................10 years

        LONG-LIVED ASSETS

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Annually, or more frequently if events or circumstances change, a determination is made by management to ascertain whether property and equipment and other intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss in an amount necessary to write down the assets to a fair value as determined from expected future discounted cash flows. Based upon its most recent analysis, the Company wrote down in the year ended February 2, 2002 the balance of goodwill associated with the November 1999 purchase of Gramex. The resulting $1,542,000 charge is reflected in selling, general and administrative expense.

        GOODWILL AND TRADENAMES

        Goodwill represents the excess cost over the estimated fair values of net assets and identifiable intangible assets of businesses acquired and is being amortized over 15 years. Tradenames represent the values assigned to names that the Company acquired and are being amortized over 15 years. The accumulated amortization for these assets was $15,538,000 and $10,586,000 at February 2, 2002 and February 3, 2001, respectively.

        REVENUE RECOGNITION

        Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full.

             ------------------------------------------

        VALUATION ACCOUNTS

        Reserves established and used for the realignment of excess inventory quantities, severance and asset impairment cost for the periods ended February 3, 2001, and February 2, 2002, are as follows (in thousands):

                                                                         Excess             Asset
                                                                        Inventory         Severance        Impairment
---------------------------------------------------------------------------------------------------------------------------
        Balance, January 29, 2000                                  $          --         $     --           $    --
        Provisions to establish reserves                                 105,400            4,000               623
        Charges/payments                                                 (61,700)            (603)               --
---------------------------------------------------------------------------------------------------------------------------
        Balance at February 3, 2001                                       43,700            3,397               623
        Provisions to establish reserves                                      --            5,600                --
        Charges/payments                                                 (43,700)          (3,640)             (623)
---------------------------------------------------------------------------------------------------------------------------
        Balance, February 2, 2002                                   $         --           $5,357            $   --
---------------------------------------------------------------------------------------------------------------------------

        ADVERTISING EXPENSE

        The cost of advertising is expensed as incurred. During fiscal year 2001, 2000 and 1999, advertising expense was $83,233,000, $78,224,000 and $59,194,000, respectively.

        FINANCIAL INSTRUMENTS

        The Company utilizes interest rate swap agreements to manage its interest rate risk associated with borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts currently due to or from interest swap counter parties are recorded in interest expense in the period in which they accrue.

        EARNINGS PER SHARE

        Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, calculated using the treasury stock method. The numerator for the calculation of basic and diluted earnings per share is net (loss) income. The denominator is summarized as follows (in thousands):

                                                                                        Year Ended
                                                                        ---------------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
---------------------------------------------------------------------------------------------------------------------------
       Weighted average shares outstanding                                33,621           33,567            32,495
       Assumed exercise of dilutive stock options                             --               --               366
---------------------------------------------------------------------------------------------------------------------------
       Number of shares for computation of
          diluted earnings per share                                      33,621           33,567            32,861
---------------------------------------------------------------------------------------------------------------------------

        Options to purchase 3,693,180 shares of stock at prices ranging from $3.57 to $21.44 per share were outstanding during the year ended February 2, 2002, but were not included in the computation of diluted loss per share. Options to purchase 2,615,550 shares of stock at prices ranging from

             ------------------------------------------

        $5.56 to $21.44 per share were outstanding during the year ended February 3, 2001, and were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the stock.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations completed after June 30, 2001, and requires the use of purchase accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the statement early. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company will adopt SFAS No. 142 effective February 3, 2002, which will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is in the process of determining if its existing goodwill is impaired. Goodwill impairment, if any, will be recognized in accordance with SFAS No. 142 during 2002 and will be classified as a cumulative effect of a change in accounting principle. As of February 2, 2002, the Company has net unamortized goodwill of $41.0 million and amortization expense of $4.9 million, $3.3 million and $2.3 million for the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

             ------------------------------------------

        established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

        The Company is currently assessing the impact of SFAS No. 143 and 144. At this time, the Company has yet to determine the effect of these pronouncements on its results of operations and financial position.

3.      RELATED PARTY TRANSACTIONS

        The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, and VCM. The related party transactions are as follows (in thousands):

                                                                                         Year Ended
                                                                         -------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        ------------------------------------------------------------------------------------------------------------
        Purchases of merchandise
          from affiliates                                                $16,396          $24,787            $7,228
        Merchandise sold to affiliates at cost,
          including handling charges                                          --           14,300                --
        ------------------------------------------------------------------------------------------------------------

        Sales by licensed departments and the related license fees earned are as follows (in thousands):

                                                                                            Year Ended
                                                                         -------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        ------------------------------------------------------------------------------------------------------------

        VCM
          Sales                                                         $136,153         $140,240          $112,333
          License fees                                                     9,698            9,144             8,451
        ------------------------------------------------------------------------------------------------------------

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

        The Company participates in SSC's self-insurance program for general liability, casualty loss and Ohio workers' compensation. The Company expensed $12,326,000, $16,550,000 and $9,564,000 in fiscal years 2001,
        2000 and 1999, respectively, for such coverage.

        In July 2000, the Company assigned to SSC the future proceeds from a lease termination agreement with a lessor in exchange for $13.5 million. This agreement was subsequently canceled in

             ------------------------------------------

        November 2000 and the proceeds were returned to SSC. No gain or loss was recorded on the transaction.

        The Company also makes contributions to a private charitable foundation controlled by SSC. The fiscal 1999 contribution was made in March 2000 by utilizing 80,000 common shares of the Company held in Treasury. During 2000, the Company expensed $2.2 million of contributions. During 2001 no contributions were recorded.

        See Footnotes 4, 5 and 6 for additional related party disclosures.

4.      LEASES

        The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

        The Company has several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases five store locations owned by SSC, and also leased or subleased from SSC or affiliates of SSC twenty-three store locations, seven warehouse facilities and a parcel of land for an annual minimum rent of $15,363,000 and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

        The Company incurred no new capital lease obligations in 2001 and 2000 to obtain store facilities. The total cost of capital leases at February 2, 2002 and February 3, 2001 was $37,414,000. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $4,991,000 and $3,208,000 at February 2, 2002 and February 3, 2001, respectively.

             ------------------------------------------

        Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 2, 2002 are as follows (in thousands):

                                                             Operating Leases
        Fiscal                              -------------------------------------------------
        Year                                                    Unrelated             Related            Capital
        Ending                                  Total               Party               Party             Leases
-------------------------------------------------------------------------------------------------------------------------
        2003                              $   112,050           $  94,239           $  17,811            $ 3,456
        2004                                  111,621              93,713              17,908              3,512
        2005                                  104,840              86,903              17,937              3,441
        2006                                   98,856              80,878              17,978              3,438
        2007                                   92,410              74,843              17,567              3,438
        Future Years                          498,032             385,144             112,888             55,406
-------------------------------------------------------------------------------------------------------------------------
        Total minimum
          Lease Payments                   $1,017,809            $815,720            $202,089            $72,691
---------------------------------------------------------------------------------------------
        Less amount representing interest                                                                (41,410)
-------------------------------------------------------------------------------------------------------------------------
        Present value of minimum lease payments                                                           31,281
        Less current portion                                                                                (456)
-------------------------------------------------------------------------------------------------------------------------
        Total long-term portion                                                                          $30,825
-------------------------------------------------------------------------------------------------------------------------

        The composition of rental expense (in thousands):
                                                                                            Year Ended
                                                                        -------------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
-------------------------------------------------------------------------------------------------------------------------
        Minimum rentals:
          Unrelated parties                                              $90,569          $76,835           $47,562
          Related parties                                                 15,363           10,553             8,361

        Contingent rentals:
          Unrelated parties                                                4,414            4,529             5,648
          Related parties                                                  2,128            2,386             2,289
-------------------------------------------------------------------------------------------------------------------------
        Total                                                           $112,474          $94,303           $63,860
-------------------------------------------------------------------------------------------------------------------------

        Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2001 and 2000, the balance of deferred rent was $10,007,000 and $6,721,000, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $15,300,000 in fiscal 2001. These incentives are recorded as long term-liabilities in the accompanying consolidated balance sheet as of February 2, 2002, and are amortized as a reduction of rent expense over the remaining minimum lease term.

             ------------------------------------------

5.      LONG-TERM OBLIGATIONS AND NOTES PAYABLE

        Long-term obligations consist of the following (in thousands):

                                                               Year Ended
                                                     --------------------------
                                                       2/2/02            2/3/01
       ------------------------------------------------------------------------

        Credit facilities                            $306,000          $295,000
        Capital lease obligations                      31,281            31,247
        Other                                             583               805
       ------------------------------------------------------------------------
                                                      337,864           327,052
        Less current maturities                          (665)             (603)
       ------------------------------------------------------------------------
                                                     $337,199          $326,449
       ------------------------------------------------------------------------

        At February 2, 2002, the Company had a $300 million Amended and Restated Credit Agreement (Credit Agreement), dated as of March 15, 2000. The Credit Agreement, which expires on March 15, 2003, provides for revolving and overnight loans and issuance of letters of credit. Outstanding advances are secured by a lien on assets and are subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement require compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. At February 2, 2002, $11.8 million was available under the Credit Agreement. Borrowings aggregated $211.0 million, plus $17.0 million of letters of credit were issued and outstanding. The Credit Agreement provides for various borrowing rates, currently equal to 275 basis points over LIBOR.

        Effective February 4, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS No. 133, all derivative instruments are required to be recorded on the balance sheet as assets or liabilities, measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedge item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges and financial instruments not designated as hedges are recognized in earnings.

        The Company utilizes interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Credit Agreement, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's interest rate swap agreements in the Company's consolidated balance sheet is a $4.3 million other noncurrent liability at February 2, 2002. The estimated fair value of the interest rate swap agreements is a $2.8 million liability and a $0.4 million asset at February 3, 2001 and January 29, 2000, respectively. The Company had outstanding swap agreements with notional amounts totaling $75.0 million, $75.0 million and $40.0 million for the fiscal years ended 2001, 2000 and 1999 respectively. The Company's current swap agreements have a fixed interest rate of 6.99% and expire April 2003.

        The Company has a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently

             ------------------------------------------

        equal to 325 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003, and is due to Schottenstein Stores Corp. ("SSC") The terms, as amended, provide that if prior to February 4, 2002, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. SSC was paid a one-time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for allowing the Company to transfer the holder of debt from an unrelated third party to SSC.

        To supplement operating cash requirements the Company has a $100.0 million subordinated secured credit facility with SSC. The interest rate and terms of the $100.0 million facility are generally the same as the Credit Agreement. Outstanding advances under the agreement are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At February 2, 2002, $20.0 million was outstanding.

        The weighted average interest rate on borrowings under the Company's credit facilities during fiscal year 2001, 2000 and 1999 was 8.6%, 10.7% and 8.8%, respectively.

        The book value of notes payable and long-term debt approximates fair value at February 2, 2002.

        The Company believes that the availability under the Credit Agreements along with its current available cash plus expected cash flows from its operations, will enable the Company to fund its expected needs for working capital, capital expenditures, and debt service requirements. Achievement of expected cash flows from operations, vendors and their factor relations, flow of merchandise, and compliance with the Credit Agreements' covenants are dependent upon the Company's attainment of its Fiscal 2002 business plan.

6.      BENEFIT PLANS

        The Company participates in the SSC sponsored 401(k) Plan (the "Plan"). Employees who attained age twenty-one and completed one year of service could contribute up to thirty percent of their compensation to the Plan on a pre-tax basis, subject to IRS limitations. The Company matches employee deferrals into the Plan - 100% on the first 3% of eligible compensation deferred and 50% on the next 3% of eligible compensation deferred. Eligibility to defer begins after 60 days of employment and matching begins after one year of qualified service. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $3,537,000, $5,726,000 and $4,696,000 for fiscal years 2001, 2000 and
        1999, respectively.

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

             ------------------------------------------

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

7.      PENSION BENEFITS

        The Company has three qualified defined benefit pension plans assumed at the time of acquisition of three separate companies. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future.

        The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of January 31 (in thousands):

                                                                                                   Year Ended
                                                                                -------------------------------------------
                                                                                           2/2/02            2/3/01
        -------------------------------------------------------------------------------------------------------------------
        Change in projected benefit obligation:
           Projected benefit obligation at beginning of year                              $16,990           $16,083
           Service cost                                                                        35                35
           Interest cost                                                                    1,233             1,197
           Benefits paid                                                                     (754)             (986)
           Actuarial loss                                                                   1,158             2,581
           Curtailment                                                                         --            (1,920)
        -------------------------------------------------------------------------------------------------------------------
        Projected benefit obligation at end of year                                        18,662            16,990
        -------------------------------------------------------------------------------------------------------------------
        Change in plan assets:
           Fair market value at beginning of year                                          18,702            19,215
           Actual (loss) return on plan assets                                               (403)              473
           Employer contributions                                                             135                --
           Benefits paid                                                                     (753)             (986)
        -------------------------------------------------------------------------------------------------------------------
        Fair market value at end of year                                                   17,681            18,702
        -------------------------------------------------------------------------------------------------------------------

           Funded status                                                                     (981)            1,712
           Unrecognized actuarial loss                                                      4,425             1,333
           Unrecognized transition obligation                                                (471)             (554)
           Adjustment to recognize minimum liability                                         (488)               --
           Unrecognized prior service cost                                                    (29)              (49)
        -------------------------------------------------------------------------------------------------------------------
        Accrued benefit cost                                                              $ 2,456           $ 2,442
        -------------------------------------------------------------------------------------------------------------------

             ------------------------------------------

        Assumptions used in each year of the actuarial computations were:
                                                                                                   Year Ended
                                                                                -------------------------------------------
                                                                                           2/2/02            2/3/01
        -------------------------------------------------------------------------------------------------------------------
        Discount rate                                                                 6.5% - 7.5%       7.0% - 7.5%
        Rate of increase in compensation levels                                              4.0%              4.0%
        Expected long-term rate of return                                             8.0% - 9.0%       7.0% - 9.0%

        The components of net periodic pension cost are comprised of the following (in thousands):

                                                                                                   Year Ended
                                                                                -------------------------------------------
                                                                                           2/2/02            2/3/01
        -------------------------------------------------------------------------------------------------------------------
        Service cost - benefits earned in the period                                     $     32           $    35
        Interest cost on projected benefit obligation                                       1,244             1,203
        Expected investment return on plan assets                                          (1,573)           (1,649)
        Net amortization and deferral                                                         (42)              (37)
        -------------------------------------------------------------------------------------------------------------------
        Net periodic pension cost                                                          $ (339)           $ (448)
        -------------------------------------------------------------------------------------------------------------------

8.      OTHER COMPREHENSIVE (LOSS) INCOME

        Comprehensive loss represents net (loss) income plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive
        (loss) income, net of tax, are as follows (in thousands):

                                                                                            Year Ended
                                                                                -------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        -------------------------------------------------------------------------------------------------------------------
        Net (loss) income                                               $(28,723)       $(101,791)          $33,468

        Net unrealized loss on derivative  financial
          instruments, net of income tax benefit
          of $1,731                                                       (2,595)              --                --
        Minimum pension liability, net of
          income tax benefit of $647                                        (971)              --                --
        -------------------------------------------------------------------------------------------------------------------
        Comprehensive (loss) income                                     $(32,289)       $(101,791)          $33,468
        -------------------------------------------------------------------------------------------------------------------

9.      SHAREHOLDERS' EQUITY

        The Company issued common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The market value of the shares at the date of grant is recorded as deferred compensation expense. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. Deferred compensation is charged to income on a straight-line basis during the period that the restrictions lapse.

             ------------------------------------------

10.     STOCK OPTION PLANS

        The Company has a 2000 Stock Incentive Plan that provides for the issuance of options to purchase up to 3,000,000 common shares or the issuance of restricted stock to management, key employees of the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Plan remain exercisable for a period of ten years from the date of grant.

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

        The Company had a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

        The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                                                                       Year Ended
                                                        ------------------------------------------------------------------
                                                             2/2/02                  2/3/01                  1/29/00
                                                             ------                  ------                  -------
                                                        Shares        WAEP      Shares        WAEP      Shares        WAEP
                                                        ------        ----      ------        ----      ------        ----
        Outstanding beginning of year                    2,616       $9.32       2,460      $10.12       2,296       $9.31
        Granted                                          1,307        8.41         961        9.24         526        9.56
        Exercised                                         (108)       8.10        (176)       8.12        (201)       8.14
        Canceled                                          (122)       9.48        (629)       9.83        (161)       9.07
        ------------------------------------------------------------------------------------------------------------------
        Outstanding end of year                          3,693        8.07       2,616        9.32       2,460       10.12
        ------------------------------------------------------------------------------------------------------------------
        Options exercisable end of year                  1,595       $9.29       1,100       $9.63       1,171       $9.08

        Shares available for additional grants           3,049                   1,233                     443

        The following table summarizes information about stock options outstanding as of February 2, 2002 (shares in thousands):

                                                      Options Outstanding                           Options Exercisable
                                          ----------------------------------------------      --------------------------
                                                              Weighted
                                                               Average
        Range of exercise                                    Remaining
              prices                      Shares         Contract Life              WAEP             Shares            WAEP
        ------------------------------------------------------------------------------------------------------------------
          $  3.57  -  $  6.12              1,163                 9 yrs              $5.24               170          $5.56

          $  6.56  -  $ 11.78              2,082                 7 yrs              $8.33             1,134          $8.53

          $ 12.69  -  $ 21.44                448                 7 yrs             $14.23               291         $14.41

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

                                                                                         Year Ended
                                                                        -------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        -----------------------------------------------------------------------------------------------------------
        Net (loss) income:
           As reported                                                  $(28,723)       $(101,791)          $33,468
           Pro forma                                                    $(30,231)       $(101,953)          $31,877

        Basic (loss) earnings per share:
           As reported                                                    $(0.85)          $(3.03)            $1.03
           Pro forma                                                      $(0.90)          $(3.04)            $0.98

        Diluted (loss) earnings per share
           As reported                                                    $(0.85)          $(3.03)            $1.02
           Pro forma                                                      $(0.90)          $(3.04)            $0.97

        To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2001, 2000 and 1999, respectively: expected volatility of 100.4%, 55.4% and 48.9%; dividend yield of 0%; risk-free interest rates of 4.7%, 4.8% and 6.7%; and, expected lives of 7.3, 6.5 and 6.8 years. The weighted average fair value of options granted in the fiscal year 2001, 2000 and 1999 was $6.32, $4.91 and $7.25, respectively.

        Consistent with SFAS No. 123, pro-forma net (loss) income and (loss) earnings per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of that to be expected in future years.

11.     COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.

             ------------------------------------------

12.     INCOME TAXES

        The provision (benefit) for income taxes consists of the following (in thousands):

                                                                                        Year Ended
                                                                        --------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        ------------------------------------------------------------------------------------------------------------
        Current:
        Federal                                                               --         $(29,092)          $22,852
        State and local                                                   $2,833           (5,847)            4,071
        ------------------------------------------------------------------------------------------------------------
                                                                           2,833          (34,939)           26,923
        ------------------------------------------------------------------------------------------------------------
        Deferred:
        Federal                                                          (16,948)         (25,818)           (3,492)
        State and local                                                   (2,422)          (4,873)             (499)
        ------------------------------------------------------------------------------------------------------------
                                                                         (19,370)         (30,691)           (3,991)
        ------------------------------------------------------------------------------------------------------------
        Income tax (benefit) expense                                    $(16,537)        $(65,630)          $22,932
        ------------------------------------------------------------------------------------------------------------

        A reconciliation of the expected income taxes based upon the statutory federal rate is as follows (in thousands):

                                                                                         Year Ended
                                                                        --------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        ------------------------------------------------------------------------------------------------------------
        Income tax (benefit) expense at
          federal statutory rate                                        $(13,376)        $(58,597)          $19,740
        Jobs credit                                                       (1,439)            (822)             (712)
        State and local taxes, net                                        (2,449)          (7,668)            2,843
        Non-deductible goodwill                                            1,885            1,080             1,080
        Other                                                             (1,158)             377               (19)
        ------------------------------------------------------------------------------------------------------------
                                                                        $(16,537)        $(65,630)          $22,932
        ------------------------------------------------------------------------------------------------------------


             ------------------------------------------

        The components of the net deferred tax asset as of February 2, 2002 and February 3, 2001 are (in thousands):

                                                                                                 Year Ended
                                                                                        ---------------------------
                                                                                           2/2/02            2/3/01
        ------------------------------------------------------------------------------------------------------------
        Deferred tax assets:
           Basis differences in inventory                                                 $23,320           $31,558
           Basis differences in fixed assets                                                6,277             3,454
           State and local taxes                                                           (2,337)            1,580
           Deferred compensation                                                            1,928             1,151
           Amortization of lease acquisition costs                                           (985)            1,395
           Net operating loss                                                              21,223            10,320
           Federal tax credit                                                               6,744             5,645
           Contribution carry forward                                                         480                --
           Tenant allowance                                                                 5,699                --
           Other comprehensive loss                                                         2,378                --
           Other                                                                           13,888             7,108
        ------------------------------------------------------------------------------------------------------------
                                                                                           78,615            62,211
        ------------------------------------------------------------------------------------------------------------

        Deferred tax liabilities:
           Depreciation                                                                    (4,776)           (5,779)
           Capital leases                                                                   1,347            (2,995)
        ------------------------------------------------------------------------------------------------------------
                                                                                           (3,429)           (8,774)
        ------------------------------------------------------------------------------------------------------------
           Total net                                                                      $75,186           $53,437
        ------------------------------------------------------------------------------------------------------------

        The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):

                                                                                                    Year Ended
                                                                                        ---------------------------
                                                                                           2/2/02            2/3/01
        ------------------------------------------------------------------------------------------------------------
        Current deferred tax asset                                                        $63,102           $51,732
        Non-current deferred tax asset                                                     12,084             1,705
        ------------------------------------------------------------------------------------------------------------
        Net deferred tax asset                                                            $75,186           $53,437
        ------------------------------------------------------------------------------------------------------------

        Pursuant to the Job Creation and Labor Assistance Act of 2002, which was signed into law on March 9, 2002, the Company will carryback a portion or all of its net tax operating loss.

13.     ACQUISITIONS

        On March 17, 2000, the Company completed through its wholly owned subsidiary, Base Acquisition Corp. ("Base Acquisition"), the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. (collectively, "Filene's Basement") pursuant to the closing of an asset purchase agreement, dated February 2, 2000.

        The operating results of Filene's Basement have been included in the consolidated results of the Company from the date of acquisition. The following unaudited proforma consolidated financial

             ------------------------------------------

        results for the fiscal year ended February 3, 2001 are presented as if the acquisition had taken place at the beginning of fiscal 2000 (in thousands, except per share amounts):

                                                           Year Ended
                                                              2/3/01
        -------------------------------------------------------------

        Net sales                                         $2,248,605

        Net loss                                           $(108,888)

        Basic loss per share                                  $(3.24)

        Diluted loss per share                                $(3.24)

        The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's Basement debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which will be paid in the ordinary course. The acquisition is accounted for as a purchase. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired. The acquisition was funded by cash from operations and a portion of the proceeds from the Credit Agreement. See Note 5 for further discussion.

14.     SEGMENT REPORTING

        The Company has adopted FASB Statement No. 131, "Disclosure about Segments of a Business Enterprise and Related Information." The Company is managed in three operating segments: Value City Department Stores, DSW Stores and Filene's Basement Stores. All of the operations are located in the United States. The Company has identified such segments based on the management responsibility and measures segment profit as operating (loss) profit which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs.

        YEAR ENDED FEBRUARY 2, 2002 (in thousands):

                                                                          Filene's
                                         Value City            DSW        Basement      Corporate          Total
                                         ----------       --------        --------      ---------          -----
        Net sales                        $1,481,151       $509,375        $293,352             --     $2,283,878
        Operating (loss) profit             (26,401)         4,621           8,588       $ (3,152)       (16,344)
        Identifiable assets                 613,897        206,354          34,140         25,920        880,311
        Capital expenditures                 14,788         24,542             914             --         40,244
        Depreciation and
          Amortization                       42,804          4,099           7,027          3,152         57,082

             ------------------------------------------

        YEAR ENDED FEBRUARY 3, 2001 (in thousands):
                                                                          Filene's
                                         Value City            DSW        Basement      Corporate          Total
                                         ----------      ---------        --------      ---------     ----------
        Net sales                        $1,553,902       $409,968        $249,147        $    --     $2,213,017
        Operating (loss) profit            (144,222)        10,196           1,577         (3,152)      (135,601)
        Identifiable assets                 688,308        104,172          87,304         28,225        908,009
        Capital expenditures                 51,829         12,649           5,748             --         70,226
        Depreciation and
          Amortization                       35,658          3,510           5,175          3,152         47,495

        YEAR ENDED JANUARY 29, 2000 (in thousands):
                                                        Value City             DSW      Corporate          Total
                                                        ----------             ---      ---------          -----
        Net sales                                       $1,423,581        $246,595        $    --     $1,670,176
        Operating profit                                    58,128          10,745         (3,085)        65,788
        Identifiable assets                                656,758          56,893         30,530        744,181
        Capital expenditures                                32,293           5,024             --         37,317
        Depreciation and amortization                       28,308           2,837          3,085         34,230

        The following sets forth sales by each major merchandise category (in thousands):

                                                                                        Year Ended
                                                                      ----------------------------------------------
                                                                          2/2/02           2/3/01           1/29/00
        ------------------------------------------------------------------------------------------------------------

        Apparel and ready to wear                                     $1,189,938       $1,266,479        $  943,798
        Hard goods and home furnishings                                  376,060          332,039           305,694
        Shoes and other footwear                                         717,880          614,499           420,684
        ------------------------------------------------------------------------------------------------------------
        Total                                                         $2,283,878       $2,213,017        $1,670,176
        ------------------------------------------------------------------------------------------------------------

             ------------------------------------------

15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                 QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                    (in thousands, except per share amounts)

        YEAR ENDED FEBRUARY 2, 2002

                                                          1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.
                                                          05/05/01        08/04/01       11/03/01       02/02/02
                                                          13 Weeks        13 Weeks    13 Weeks(1)    13 Weeks(1)
        ------------------------------------------------------------------------------------------------------------
        Net sales                                         $530,114        $536,477       $584,403       $632,884
        Cost of sales                                     (328,221)       (330,877)      (360,943)      (409,414)
        ------------------------------------------------------------------------------------------------------------
        Gross profit                                       201,893         205,600        223,460        223,470
        Selling, general and
          administrative expenses                         (208,512)       (211,284)      (229,185)      (239,753)
        License fees                                         2,112           2,139          2,592          5,385
        Other operating income                                 495           2,094          1,658          1,492
        ------------------------------------------------------------------------------------------------------------
        Operating loss                                      (4,012)         (1,451)        (1,475)        (9,406)
        Interest expense, net                               (8,436)         (8,058)        (7,406)        (4,610)
        ------------------------------------------------------------------------------------------------------------
        Loss before equity in income
          (loss) of joint venture and
          benefit for income taxes                         (12,448)         (9,509)        (8,881)       (14,016)
        Equity in income (loss) of
          joint venture                                       (884)           (327)        (1,242)         2,047
        ------------------------------------------------------------------------------------------------------------
        Loss before
          benefit for income taxes                         (13,332)         (9,836)       (10,123)       (11,969)
        Benefit for income taxes                             5,533           4,065          3,645          3,294
        ------------------------------------------------------------------------------------------------------------
        Net loss                                           $(7,799)        $(5,771)       $(6,478)       $(8,675)
        ------------------------------------------------------------------------------------------------------------

        Basic and diluted loss per share(3)                $ (0.23)        $ (0.17)       $ (0.19)       $ (0.26)
        ------------------------------------------------------------------------------------------------------------

             ------------------------------------------

        YEAR ENDED FEBRUARY 3, 2001

                                                          1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.
                                                           4/29/00        07/29/00       10/28/00       02/03/01
                                                          13 Weeks        13 Weeks    13 Weeks(2)    14 Weeks(2)
        ------------------------------------------------------------------------------------------------------------
        Net sales                                         $462,053        $528,246       $559,820       $662,898
        Cost of sales                                     (284,322)       (327,958)      (446,973)      (433,694)
        ------------------------------------------------------------------------------------------------------------
        Gross profit                                       177,731         200,288        112,847        229,204
        Selling, general and
          administrative expenses                         (174,212)       (196,202)      (236,432)      (263,407)
        License fees                                         1,919           2,731          1,599          5,074
        Other operating income                                 277           1,156            614          1,212
        ------------------------------------------------------------------------------------------------------------
          Operating profit (loss)                            5,715           7,973       (121,372)       (27,917)
        Interest expense, net                               (5,354)         (7,963)        (7,873)        (9,290)
        ------------------------------------------------------------------------------------------------------------
        Income (loss) before equity in
          income (loss) of joint venture and
          provision benefit for income taxes                   361              10       (129,245)       (37,207)
        Equity in income (loss) of
          joint venture                                       (269)            107           (551)          (627)
        ------------------------------------------------------------------------------------------------------------
        Income (loss) before provision (benefit)
         for income taxes                                       92             117       (129,796)       (37,834)
        (Provision) benefit for income taxes                   (37)            (49)        50,781         14,935
        ------------------------------------------------------------------------------------------------------------
        Net income (loss)                                      $55             $68       $(79,015)      $(22,899)
        ------------------------------------------------------------------------------------------------------------

        Basic and diluted earnings (loss) per share(3)         $--             $--       $  (2.35)      $  (0.67)
        ------------------------------------------------------------------------------------------------------------

        (1) The results of operations for the quarter ended 11/3/01 and 2/2/02 include charges for employee benefit, severance, write-off of software development costs, DSW warehouse relocation and fees associated with terminated sale of certain assets of $10.1 million and $14.6 million, respectively.

        (2) The results of operations for the quarters ended 10/28/00 and 2/3/01 include non-recurring pretax charges for inventory realignment, asset impairment and severance costs of $90.4 million and $19.6 million, respectively.

        (3) Earnings (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

16.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

        A supplemental schedule of non-cash investing and financing activities is presented below:

                                                          Year Ended
        ------------------------------------------------------------------------
                                               2/2/02       2/3/01       1/29/00
        ------------------------------------------------------------------------
        Cash paid during the year for:
           Interest                           $26,788      $29,723       $11,756

           Income taxes                       $ 2,757      $ 4,700       $17,101

             ------------------------------------------

        During 1999, the Company incurred capital lease obligations to obtain new store facilities. Non-cash amounts of $27,100,000 were capitalized as of January 29, 2000 under the captions of property and equipment and long-term obligations in relation to these leases.

        In March 2000, the Company issued 403,208 common shares with a market value of $5.5 million for the acquisition of Filene's Basement. Also in March 2000, the Company contributed 80,000 common shares with a market value of $1.1 million to a private charitable foundation controlled by the Schottenstein family.

        Amounts of $14,248,000, $779,000 and $756,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of February 2, 2002, February 3, 2001 and January 29, 2000, respectively.

        In November 1999, the Company exchanged 255,959 of its treasury shares with a fair market value of $4.0 million as part of its acquisition of Gramex.

                       VALUE CITY DEPARTMENT STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                                  COLUMN B                 COLUMN C                    COLUMN D         COLUMN E
--------                                  --------                 --------                    --------         --------
                                        Balance at        Charge to     (1)Charges to                         Balance at
                                         Beginning        Costs and             Other                                End
Description                              of Period         Expenses          Accounts     (2)Deductions        Of Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance deducted from asset to which it applies:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year Ended:
        1/29/00                           $    310        $   3,742          $    442         $   3,469        $   1,025
        2/3/01                               1,025              351                 1               385              992
        2/2/02                                 992            4,829               165             4,193            1,793

ALLOWANCE FOR MARKDOWNS:
    Year Ended:
        1/29/00                             10,392           13,745                --             6,908           17,229
        2/3/01                              17,229          127,343             2,941            93,431           54,082
        2/2/02                              54,082           22,698             3,451            46,691           33,540

ALLOWANCE FOR SALES RETURNS:
    Year Ended:
        1/29/00                              1,613               --                --               227            1,386
        2/3/01                               1,386              521               127               168            1,866
        2/2/02                               1,866            1,676                78             1,272            2,348

STORE CLOSING RESERVE:
    Year ended:
        1/29/00                                 77               --                --                 4               73
        2/3/01                                  73               --               970                --            1,043
        2/2/02                               1,043               --                --               428              615

        (1) The charges to other accounts represent balances resulting from the acquisition of Gramex Retail Stores, Inc. in fiscal 1999, Filene's Basement in fiscal 2000 and VCM in fiscal 2001.

        (2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS
            Exhibits marked with an asterisk (*) are filed herewith.

  Exhibit
    No.                            Description
---------      ----------------------------------------------------------------
3.1            First Amended and Restated  Articles of Incorporation of the
               Company. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (file no. 33-40214) filed
               April 29, 1991.

3.2            Code of Regulations of the Company. Incorporated by reference to
               Exhibit 3.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.1 Corporate Services Agreement, dated October 13, 1997, between the Company and SSC. Incorporated by reference to Exhibit 10.1.4 to Form 10-Q (file no. 1-10767) filed December 16, 1997.

10.2 License Agreement, dated June 5, 1991, between the Company and SSC re Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3 Form of Indemnification Agreement, dated 1991, between the Company and its directors and executive officers. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.4 Form of Company's 1991 Stock Option Plan. Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.5 Master Store Lease, dated April 25, 1991, between the Company, as lessee, and SSC, as lessor, re fourteen stores. Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.5.1 First Amendment to Master Store Lease, dated February 1991, between the Company, as lessee, as lessor, re fourteen stores. Incorporated by reference to Exhibit 10.9.1 to Form S-1 Registration Statement (file no. 33-47252) filed April 16, 1992.

10.5.2 Lease Modification Agreement to Master Store Lease, dated June 5, 1995, between the Company, as lessee, and SSC, as lessor, re Beckley, West Virginia. Incorporated by reference to Exhibit
               10.9.2 to Form 10-K (file no. 1-10767) filed October 27, 1995.

10.5.3 Exercise of the second five-year renewal option commencing August 1, 2001, under Master Store Lease, June 5, 1995, as amended, between the Company, as lessee, and SSC, as lessor, re five stores. Incorporated by reference to Exhibit 10.9.3 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.6 Master Warehouse Lease, dated April 25, 1991, between the Company, as lessee, and SSC, as lessor, re three warehouses, office, and shop locations. Incorporated by reference to Exhibit
               10.10 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.6.1 First Amendment to Master Warehouse Lease, dated February 1992, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10.1 to Form S-1 Registration Statement (file no. 33-47252) filed April 16, 1992.

10.6.2 Second Amendment to Master Warehouse Lease, dated June 1993, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10.2 to Form 10-K (file no. 1-10767) filed October 26, 1993.

10.6.3 Exercise of the first five-year renewal option commencing August 1, 1996 under Master Store Lease, dated April 25, 1991, as amended, between the Company, as lessee and SSC, lessor, re three warehouse locations. Incorporated by reference to Exhibit 10.10.3 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.7 Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re two stores. Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.8 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re one warehouse, with underlying Lease, dated July 15, 1981, between SSC, as lessee, and J.A.L. Realty Co., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.8.1 Exercise of five-year renewal option commencing July 16, 1996 under Sublease, dated April 25, 1991 between the Company, as sublessee, and SSC, as sublessor, re 3681 Westerville Road warehouse. Incorporated by reference to Exhibit 10.12.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.9 Lease, dated July 7, 1987, between the Company, by assignment from SSC, as lessee, and Schottenstein Trustees, an affiliate of SSC, as lessor, re one store. Incorporated by reference to
               Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.10 Lease, dated June 28, 1989, between the Company and South End Industrial Park Realty Company as lessor, re one warehouse. Incorporated by reference to Exhibit 10.14.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.11 Lease, dated October 27, 1989, between the Company, by assignment from SSC, as lessee, and Southeast Industrial Park Realty Company, an affiliate of SSC, as lessor, re one warehouse. Incorporated by reference to Exhibit 10.14.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.12 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit
               10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Baltimore, MD (Westview) furniture store location. Incorporated by reference to

               Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.15 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to
               Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.16 Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.17 Form of Restricted Stock Agreement, dated 1991, among SSC, the Company and certain officers. Incorporated by reference to
               Exhibit 10.8 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.18 Lease Agreement, dated as of July 1, 1988, between SSC as sublessor and the Company as sublessee, by assignment dated April 25, 1991, re Benwood, W.V. store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.19 Form of Restricted Stock Agreement, dated 1992, between the Company and certain employees. Incorporated by reference to
               Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.20          The Company's Non-employee Director Stock Option Plan.
               Incorporated by reference to Exhibit 10.28 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.21 Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re South Bend, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.22 Lease, dated September 2, 1997, between the Company, as lessee, and SSC Alum Creek LLC, as Landlord, re 3080 Alum Creek warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.23 Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessor, re 3080 Alum Creek warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.24 Lease, dated September 2, 1997, between the Company, as lessee, and J.A.L. Realty Company, as lessor, re 3232 Alum Creek warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.25 Lease, dated October 26, 1993 between the Company, as lessee, and J.A.L. Realty Company, as lessor. re 2560 Valueway, Columbus, OH 43224. Incorporated by reference to Exhibit 10.33 to Form 10-K (file no.1-10767) filed March 14, 1994.

10.25.1 Lease Modification Agreement dated June 16, 1995 to Lease, dated October 26 1993, between the Company, as lessee, and J.A.L. Realty Company, as lessor, re 2560 Valueway, Columbus, Ohio 43224. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no.1-10767) filed October 27, 1995.

10.26 Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, as lessor, re 19 acres. Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.27 Agreement of Lease dated September 1, 1994, between Company, as tenant, Jubilee Limited Partnership, as landlord, re Carol Stream, IL store. Incorporated by reference to Exhibit 10.36 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.28 Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, as landlord, re Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.29 Agreement of Lease, date February 10, 1995, between the Company, as tenant, and Jubilee Limited Partnership, re Gurnee Mills, IL store. Incorporated by reference to Exhibit 10.38 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.30 Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, as landlord, re Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.31 Agreement of Lease, dated January 31, 1995, between the Company, as tenant, and Taylor Partners, as landlord, re Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.32 Sublease, dated December 28, 1994, between the Company, as subtenant, and Shonac Corporation, as sublandlord, re Alum Creek Drive warehouse space. Incorporated by reference to Exhibit
               10.41 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.33     *    Lease, dated September 2, 1997, between the Company, as lessee, and SSC Fort Wayne LLC, as landlord.

10.34 Agreement of Lease, dated April 10, 1995, between the Company as tenant, and Independence Limited Liability Company, as landlord, re Charlotte, North Carolina Store. Incorporated by reference to
               Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.35 Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC dba Value City Furniture, re Louisville, Kentucky (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.36 Agreement of Lease, dated March 13, 1996, between the Company as tenant, and Jubilee Limited Partnership, as landlord, re Saginaw, Michigan store. Incorporated by reference to Exhibit
               10.47 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.37 Agreement of lease, dated 1996 between the Company, as tenant, and SSC, as landlord, re the Melrose Park, IL store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed November 1, 1997.

10.38 Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., as landlord, re the Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1997.

10.39          Restricted Stock Agreement dated July 14, 1997 between Martin P.
               Doolan and the Company. Incorporated by reference to Exhibit
               10.53 to Form 10-K (file no. 1-10767) filed October 31, 1997.

10.40 Lease, dated September 2, 1997 between the Company, as lessee, and JLP River Oaks West LLC, as lessor, re River Oaks West Shopping Center, Calumet City, Illinois. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.41 Lease, dated September 29, 1998 between the Company, as tenant, and Valley Fair Irvington LLC, as landlord, re Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.42 Lease, dated March 22, 2000 between East Fifth Avenue, LLC, an affiliate of SSC, and Shonac Corporation. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.43 Employment Agreement dated June 21, 2000 between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed May 4, 2001. 10.44 Employment Agreement dated December 4, 2000 between George Kolber and the Company. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.44 Employment Agreement dated December 4, 2000 between George Kolber and the Company. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.44.1   *    Addendum to the December 7, 2000 Executive  Employment Agreement
               and Restricted Stock Agreement By and Between George Kolber and
               Value City Department Stores

10.45 Amended and Restated Credit Agreement dated as of March 15, 2000, among the Company, as borrower, and the lending institutions named therein as lenders. Incorporated by reference to Exhibit
               10.1 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.45.1 Amendment No. 1, dated as of May 9, 2000, to Amended and Restated Credit Agreement dated as of March 15, 2000. Incorporated by reference to Exhibit 10.1.1 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.45.2 Amendment No. 2 and Waiver, dated as of December 11, 2000, to Amended and Restated Credit Agreement dated as of March 15, 2000. Incorporated by reference to Exhibit 10.1.2 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.45.3 Amendment No. 3, dated as of May 21, 2001, to Amended and Restated Credit Agreement dated, as of March 15, 2000. Incorporated by reference to Exhibit 10.1.3 to Form 10-Q (file no. 1-10767) filed September 18, 2001.

10.45.4 Amendment No. 4, dated as of July 23, 2001, to Amended and Restated Credit Agreement dated as of March 15, 2000. Incorporated by reference to Exhibit 10.1.4 to Form 10-Q (file no. 1-10767) filed September 18, 2001.

10.45.5   *    Amendment No. 5, dated as of January 31, 2002, to Amended and
               Restated Credit Agreement dated as of March 15, 2000.

10.46 Subordinated Credit Agreement dated as of December 11, 2000, by and between the Company, as borrower, and SSC as lender. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.46.1 First Amendment to Subordinated Credit Agreement (dated as of December 11, 2000) by and between the Company, as borrower, and SSC as lender, dated as of September 10, 2001. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 5, 2002.

10.46.2 Second Amendment to Subordinated Credit Agreement (dated as of December 11, 2000) by and between the Company, as borrower, and SSC as lender, dated as of February 1, 2002. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 5, 2002.

10.47 Senior Subordinated Convertible Loan Agreement, dated as of March 15, 2000, between the Company, as borrower, and Prudential Securities Credit Corp., LLC, as the initial lender, and as administrative agent. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.47.1 Letter Agreement providing the terms and conditions with respect to the request for amendment of subordinated debt terms and for waiver of defaults for the bridge loan facility that SSC purchased from Prudential Securities Credit Corp., LLC. Incorporated by reference to Exhibit 10.3.1 to Form 8-K (file no. 1-10767) filed January 8, 2001.

10.47.2 Waiver and Amendment dated as of December 11, 2000 to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2001. Incorporated by reference to Exhibit 10.3.2 to Form 10-Q (file no. 1-10767) filed September, 18 2001.

10.47.3 Second Amendment, dated as of January 1, 2001, to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2000. Incorporated by reference to Exhibit 10.3.3 to Form 10-Q (file no. 1-10767) filed September, 18 2001.

10.47.4 Third Amendment dated as of March 14, 2001, to Senior Subordinated Convertible Loan Agreement dated as of March 15, 2000. Incorporated by reference to Exhibit 10.3.4 to Form 10-Q (file no. 1-10767) filed September, 18 2001.

10.47.5   *    Fourth Amendment dated as of September 10, 2001, to Senior
               Subordinated Convertible Loan Agreement dated as of March 15,
               2000. (Note - Document states that it is the Third Amendment).

10.47.6   *    Fifth Amendment dated as of November 2, 2001, to Senior
               Subordinated Convertible Loan Agreement dated as of March 15,
               2000.

10.47.7   *    Sixth Amendment dated as of February 1, 2002, to Senior
               Subordinated Convertible Loan Agreement dated as of March 15,
               2000.

21             List of  Subsidiaries                        Page E-8.

22             Consent of Deloitte & Touche LLP             Page E-9.

23             Power of Attorney                            Page E-10.

*Filed herewith.

                                                                     EXHIBIT 21


                       VALUE CITY DEPARTMENT STORES, INC.

                              LIST OF SUBSIDIARIES

      Ref.                                                                  State of            Parent Co.      Parent Pct.
      No.                           Name                                  Incorporation          Ref. No.        Ownership
      ----    ----------------------------------------------------        -------------          --------        ----------
        1.    Value City Department Stores, Inc.                              Ohio                                   Parent
        2.    Carlyn Advertising Agency, Inc.                                 Ohio                  1.               100.0%
        3.    J. S. Overland Delivery, Inc.                                 Delaware                1.               100.0%
        4.    Shonac Corporation                                              Ohio                  1.               100.0%
        5.    Value City of Michigan, Inc.                                  Michigan                1.               100.0%
        6.    Westerville Road LP, Inc.                                     Delaware                1.               100.0%
        7.    Westerville Road GP, Inc.                                     Delaware                1.               100.0%
        8.    Value City Acquisition Corp.                                  Delaware                1.               100.0%
        9.    VC Acquisition, Inc.                                            Ohio                  1.               100.0%
       10.    Filene's Basement, Inc.(a)                                    Delaware                1.               100.0%
       11.    Gramex Retail Stores, Inc.                                    Delaware                1.               100.0%
       12.    DSW Shoe Warehouse, Inc.                                      Missouri                4.               100.0%
       13.    GB Retailers, Inc.                                            Delaware                5.               100.0%
       14.    Value City Department Stores Services, Inc.                   Delaware                5.               100.0%
       15.    Value City Limited Partnership                                 Ohio(b)                6.                99.0%
                                                                                                    7.                 1.0%
       16.    VCM, Ltd.                                                     Ohio LLC               13.               100.0%
       17.    L. F. Widmann                                               Pennsylvania             16.               100.0%

--------------------------------------------------------------------------------

              Notes:

              (a) Formerly known as Base Acquisition Corp.

              (b) This is a limited partnership, not an incorporated entity.

                                                                      EXHIBIT 23



                          INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in the Registration Statements of Value City Department Stores, Inc. on Form S-8 (File Nos. 33-44207, 33-50198, 33-55348, 33-55350, 33-78586, 33-80588, 33-92966, 333-15957, 333-15961 and
333-66239) of our report dated March 26, 2002, appearing in the Annual Report on Form 10-K of Value City Department Stores, Inc. for the year ended February 2, 2002.



/s/Deloitte & Touche  LLP



Columbus, Ohio
April 25, 2002

                                                                      EXHIBIT 24

                                POWER OF ATTORNEY

Each director and/or officer of Value City Department Stores, Inc. (the "Corporation") whose signature appears below hereby appoints James A. McGrady as the undersigned's attorney or any of them individually as the undersigned's attorney, to sign, in the undersigned's name and behalf and in any and all capacities stated below, and to cause to be filed with the Securities and Exchange Commission (the "Commission"), the Corporation's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended February 2, 2002, and likewise to sign and file with the Commission any and all amendments to the Form 10-K, and the Corporation hereby appoints such persons as its attorneys-in-fact and each of them as its attorney-in-fact with like authority to sign and file the Form 10-K and any amendments thereto granting to each attorney-in-fact full power of substitution and revocation, and hereby ratifying all that any such attorney-in-fact or the undersigned's substitute may do by virtue hereof.

IN WITNESS WHEREOF, we have hereunto set our hands effective as of the 23rd day of April, 2002.


/s/ Jay L. Schottenstein                   Chairman of the Board of Directors
--------------------------------------
Jay L. Schottenstein

/s/ John C. Rossler                        President and Chief Executive Officer
--------------------------------------
John C. Rossler                            (Principal Executive Officer)

/s/ James A. Mcgrady                       Chief Financial Officer and Treasurer
--------------------------------------     (Principal Financial and Accounting
James A. McGrady                           Officer)

/s/ Henry L. Aaron                         Director
--------------------------------------
Henry L. Aaron

/s/ Ari Deshe                              Director
--------------------------------------
Ari Deshe

/s/ Jon P. Diamond                         Director
--------------------------------------
Jon P. Diamond

/s/ Elizabeth Mugar Eveillard              Director
--------------------------------------
Elizabeth Mugar Eveillard

/s/ Marvin Goldstein                       Director
--------------------------------------
Marvin Goldstein

/s/ Richard Gurian                         Director
--------------------------------------
Richard Gurian

/s/ Dr. Norman Lamm                        Director
--------------------------------------
Dr. Norman Lamm

/s/ Geraldine H. Schottenstein             Director
--------------------------------------
Geraldine H. Schottenstein

/s/ Robert L. Shook                        Director
--------------------------------------
Robert L. Shook

/s/ Harvey L. Sonnenberg                   Director
--------------------------------------
Harvey L. Sonnenberg

/s/ James L. Weisman                       Director
--------------------------------------
James L. Weisman