Form 10-K/A
period 2002-02-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 2002-05-23
CIK 874444

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

None

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

        PART III

        10.   Directors and Executive Officers of the Registrant.................................................29
        11.   Executive Officer Compensation.....................................................................34
        12.   Security Ownership of Certain Beneficial Owners and Management.....................................39
        13.   Certain Relationships and Related Transactions.....................................................41

        PART IV

        14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.....................................45
              Signatures.........................................................................................46

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The members of the Board of Directors (the "Board") of the Company are elected at the Annual Meeting. The number of members of the Board has been fixed at fourteen by action of the Board pursuant to the Code of Regulations (By-laws) of the Company. Board members serve until the annual meeting following their election or until their successors are duly elected and qualified.

Set forth below is certain information relating to the directors.

             NAME              AGE                              PRINCIPAL OCCUPATION
---------------------------    ---   ---------------------------------------------------------------------------------
Jay L. Schottenstein            47   Director of the Company since June 1991. Chairman of the Company, American Eagle
                                     Outfitters, Inc. and SSC since March 1992 and Chief Executive Officer of the
                                     Company from April 1991 to July 1997 and from July 1999 to December 2000. Mr.
                                     Schottenstein served as Vice Chairman of SSC from 1986 until March 1992 and a director of SSC since 1982. He served SSC as President of the Furniture Division from 1985 through June 1993 and in various other executive capacities since
                                     1976. (1) (2)

Henry L. Aaron                  67   Director of the Company since January 2000. He presently serves as Senior Vice
                                     President of the Atlanta National League Baseball Club, Inc. and as Vice
                                     President of Business Development for the CNN Airport Network, along with a number of other private business interests.

Ari Deshe                       51   Director of the Company since October 1997. Chairman and Chief Executive Officer since 1996 and President and Chief Executive Officer from 1993 to 1996 of Safe
                                     Auto Insurance Company, a property and casualty insurance company. Prior to that, Mr. Deshe served as President of Safe Auto Insurance Agency from 1992 to
                                     1993 and President of Employee Benefit Systems, Inc. from 1982 to 1992. (1)

Jon P. Diamond                  44   Director of the Company since June 1991. President and Chief Operating Officer since 1996 and Executive Vice President and Chief Operating Officer from 1993 to
                                     1996 of Safe Auto Insurance Company. Mr. Diamond served as Vice President of SSC from March 1987 to March 1993 and served SSC in various management positions since 1983. (1)

Elizabeth M. Eveillard          55   Director of the Company since August 2001. Senior Managing Director, Retailing and Apparel Group, Bear, Stearns & Co., Inc. since 2000. Prior to that time,
                                     Mrs. Eveillard served as the Managing Director, Head of Retailing Industry
                                     Group, Paine Webber Corporation from 1988 to 2000. From 1972 to 1988, Mrs.
                                     Eveillard held various executive positions including Managing Director in the
                                     Merchandising Group with Lehman Brothers.


Marvin W. Goldstein             58   Director of the Company since August 2001. Private investor from 1997 to present. Prior to that time, Mr. Goldstein was the Chairman, CEO and President of Pet Food Warehouse from 1995 to 1997. From 1988 through 1994, Mr. Goldstein served as Executive Vice President and General Merchandise Manager, Chairman and
                                     CEO, and President and COO of the Department Store Division of Dayton Hudson.
                                     Prior to that time, Mr. Goldstein held various senior merchandise positions with
                                     R. N. Macy, Carter Hawley Hale and Dayton's. Mr. Goldstein presently serves on the Boards of Directors of Ali-Mac, ARCA, Greenspring Company, KB Gear, Paper
                                     Warehouse Inc., Red Tag.com and Wilsons the Leather Experts.

Richard Gurian                  84   Director of the Company since June 1991. Managing Director of Natural Forms
                                     Limited since 1995 and President of Richard Gurian Consultants, Inc., formerly
                                     Venture Horizons, Inc., since 1980. Prior to 1980, Mr. Gurian served as Board member and Senior Vice President - General Merchandise Manager at Lazarus
                                     Department Stores.

Dr. Norman Lamm                 74   Director  of the Company  since June 1991.  President  of Yeshiva  University,
                                     New York, New York, since 1976.

Geraldine Schottenstein         69   Director of the Company and SSC since April 1992. She has served as a volunteer and Board member for a variety of charitable and community organizations for more than the past five years.

Robert L. Shook                 64   Director of the Company since June 1991. Author of business-related books since 1978.

Harvey L. Sonnenberg            60   Director of the Company since August 2001. Partner in the CPA and consulting firm,
                                     M.R. Weiser & Co., LLP since November 1994. Mr. Sonnenberg is active in a number of professional organizations including the American Institute of CPA's and the New
                                     York State Society of CPA's and has long been involved in rendering professional services to the retail and apparel industry.

James L. Weisman                63   Director of the Company since August 2001. President and a member of the Weisman
                                     Goldman Bowen & Gross, LLP, a Pittsburgh, Pennsylvania law firm. He has been practicing law for 37 years and has extensive experience in working with retail clients. His primary areas of practice have been in banking transactions and overseeing and directing litigation.

-------------------------------------------------------------------------------
(1) SSC is a controlling shareholder of the Company. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management." Geraldine Schottenstein is the mother of Jay L. Schottenstein, and the mother-in-law of Ari Deshe and Jon P. Diamond.

(2) Jay L. Schottenstein is a director of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to
      Section 12 of the Securities Exchange Act of 1934.

INFORMATION CONCERNING BOARD OF DIRECTORS

The Board of Directors and five committees of the Board govern Value City Department Stores, Inc. During fiscal 2001, the Board met eight times. Directors discharge their responsibilities throughout the year at Board and committee meetings and also through considerable telephone contact and other communications with the Chairman and other key executives, as well as with external advisors such as legal counsel, outside auditors and investment bankers.

The average attendance at Board and committee meetings was 75% in 2001. No director, except for Geraldine Schottenstein, Elizabeth Eveillard and Henry Aaron, attended fewer than 75% of the meetings of the Board and of the committees to which the director was a member in 2001.

The following table identifies the current membership of Board committees and states the number of committee meetings held during 2001. A summary of each committee's functions follows the table.

      Director                Audit       Stock Option       Nominating(1) (2)       Oversight(1)       Compensation
      --------                -----       ------------       -----------------       -----------        ------------
Jay L. Schottenstein                                               X                                           X*

Henry L. Aaron                                 X

Ari Deshe

Jon P. Diamond                                                     X

Elizabeth M. Eveillard                         X                                                               X

Marvin W. Goldstein             X              X                                           X

Richard Gurian                  X              X                                           X                   X

Dr. Norman Lamm                                X                                                               X

Geraldine Schottenstein

Robert L. Shook                 X              X*                                                              X

Harvey L. Sonnenberg            X*             X                                           X                   X

James L. Weisman                X              X                                           X                   X

# of Meetings in 2001           6              4                   0                       0                   0

* Committee Chair

(1) Until his resignation, George Kolber served on the Nominating Committee. He also served on the Oversight Committee, for which he was the Committee Chair.

(2) Since the inception of the Nominating Committee, a Chairman has never been appointed.

Directors who are not employees are paid $2,000 for each Board and Committee meeting attended, with a minimum annual compensation of $8,000, and are automatically granted options each quarter to purchase 1,000 Common Shares of the Company pursuant to the 2000 Stock Incentive Plan. Directors who are also employees of the Company do not receive additional compensation for serving as directors.

AUDIT COMMITTEE

Assists the Board in monitoring:

        -     The integrity of the financial statements of the Company.

        -     The Company's system of internal control.

        - The independence and performance of the Company's independent public accountants.

        - The compliance by the Company with legal and regulatory requirements.

All members of the Audit Committee are independent as defined in the applicable New York Stock Exchange ("NYSE") listing standards. The members of the Audit Committee have been reviewed by the Board and determined to be independent as defined in Sections 303.01 (B) (2) (a) and (3) of the NYSE's listing standards.

STOCK OPTION COMMITTEE

        - Make recommendations to the Board the number and terms of any stock options to be granted under the Company's stock option plan.

        - Administers the Company's Incentive Compensation Plan, the 1991 Stock Option Plan and the 2000 Stock Incentive Plan.

NOMINATING COMMITTEE

         -    Evaluates the performance of the Board of Directors.

         - Reviews the management organization of the Company and succession plans for the Chairman and Chief Executive Officer.

         - Makes recommendations to the Board concerning the composition of the Board, the compensation of directors, the election of executive officers, the appointment of the Chairman for each committee of the Board, and the procedures for shareholder voting.

         - Reviews the Company's corporate governance guidelines. (Established in June 2001 and did not meet in 2001.)

OVERSIGHT COMMITTEE

        - Oversees, monitors, and evaluates the performance of the Chief Executive Officer and other officers of the Company. (Established in January 2002.)

COMPENSATION COMMITTEE

         - Establishes, reviews, and recommends an executive compensation package for the Chief Executive Officer and other officers of the Company. (Established in January 2002.)

EXECUTIVE OFFICERS

The following persons are executive officers of the Company. For information regarding executive officers that are also directors, see "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The officers of the Company are elected annually by the Board and serve at the pleasure of the Board.

RAYMOND L. BLANTON, age 52, effective February 2002, was elected Senior Vice President and General Merchandise Manager of the Company. Mr. Blanton was Sr. Vice President - Chief Merchandising Officer of Shonac Corporation since 1993. Prior to Shonac, he was with Bee Gee Shoe Corporation for 20 years holding several positions including President and Chief Executive Officer.

EDWIN J. KOZLOWSKI, age 53, effective February 2002, was elected Executive Vice President and Chief Operating Officer of the Company. Mr. Kozlowski joined the Company in May 2001 as Chief Financial Officer of Shonac Corporation and DSW Shoe Warehouse. Prior to that time he served various positions with General Nutrition Companies, Inc. since 1978, including Chief Operating Officer of the retail division of General Nutrition Centers, Executive Vice President and Chief Financial Officer, Treasurer and Controller of GNCI and GNI.

JAMES A. MCGRADY, age 51, joined the Company in July 2000 as Chief Financial Officer, Treasurer and Secretary. Prior to that time, he served as Vice President and Treasurer of Consolidated Stores Corporation beginning in 1986. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.

STEVEN E. MILLER, age 43, joined the Company in September 2000 as Vice President / Controller. Prior to that time, he served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Consolidated Stores Corporation including Director, Assistant Treasurer and Assistant Controller.

JOHN C. ROSSLER, age 54, effective February 2002, was elected President of the Company. In March 2002, he became President and Chief Executive Officer of the Company. Mr. Rossler was President of Shonac Corporation and DSW Shoe Warehouse since December 2000. Mr. Rossler has held various positions with DSW and Shonac since 1982 including Chief Operating Officer, Executive Vice President and Chief Financial Officer. Prior to Shonac/DSW, he was the managing partner of the Columbus office of Alexander Grant/Grant Thorton International where he was employed for 16 years.

ALAN SCHLESINGER, age 59, joined the Company in June 2000 as President and Chief Executive Officer of Filene's Basement, Inc. In October 2000, Mr. Schlesinger became President and Chief Merchandising Officer of the Company. Effective January 2002, Mr. Schlesinger devotes his full attention as President and Chief Executive Officer of Filene's Basement, Inc. Mr. Schlesinger has more than 36 years of experience as a retail merchant. From 1994 to June 2000, he served as Chairman of the Board of Lamonts Apparel, Inc. Prior to that Mr. Schlesinger was with May Company as Senior Vice President of Famous Barr in St. Louis and Robinson May in California. In the late 1980's, he was with Ross Stores as Executive Vice president of Merchandising and Marketing.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who are beneficial owners of more than ten percent of the Company's Common Shares ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, the Company believes that, during fiscal year 2001, all filing requirements applicable to reporting persons were complied with.

ITEM 11. EXECUTIVE OFFICER COMPENSATION.

The following table sets forth certain information regarding compensation paid during each of the Company's last three full fiscal years to the Company's Chief Executive Officer(s) and to each of the Company's four most highly compensated executive officers serving at the end of the current fiscal year.

                                                      SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                             -------------------             ------------------------------
                                                                              Restricted Stock     Options          All Other
      Name and Principal         Fiscal       Salary (1)         Bonus          Award (2)            SARs         Compensation (3)
          Position                Year           ($)              ($)              ($)                (#)             ($)
      ------------------         ------       ---------         --------     ----------------      --------       ----------------
Jay L. Schottenstein              2001         $250,000             None            None               None              None
Chairman                          2000         $250,000             None            None               None              None
                                  1999         $250,000             None            None               None              None

John C. Rossler (4)               2001         $404,181         $497,058         $21,650              5,000           $31,927
President and Chief               2000         $395,995         $621,323            None               None           $25,068
  Executive Officer               1999         $393,766         $501,272            None               None           $18,486

Alan R. Schlesinger               2001         $816,346         $500,000        $216,500               None          $226,840
President and Chief               2000         $753,216         $228,846        $345,000            250,000          $285,689
  Executive Officer of            1999             None             None            None               None              None
  Filene's Basement, Inc.

James A. McGrady (5)              2001         $325,000             None         $21,650              5,000           $31,014
Chief Financial Officer,          2000         $155,769             None            None             30,000           $13,497
  Treasurer and Secretary         1999             None             None            None               None              None

Edwin J. Kozlowski (6)            2001         $223,846         $225,000            None               None           $84,724
Executive Vice President and      2000             None             None            None               None              None
  Chief Operating Officer         1999             None             None            None               None              None

Raymond L. Blanton (7)            2001         $294,895         $525,426            None               None           $45,963
Senior Vice President and         2000         $288,922         $525,426            None              2,000           $18,864
  General Merchandise Manager     1999         $287,296         $525,426            None               None           $17,958

George Kolber (8)                 2001         $900,000             None            None               None          $207,548
Former Vice Chairman and          2000         $112,500             None      $3,450,000            500,000            $9,676
  Chief Executive Officer         1999             None             None            None               None              None

(1) Includes amounts deferred by the executive officer pursuant to the Deferred Compensation Plan established in 1998, SSC's Associate Profit Sharing and 401(k) Plan (the "401(k) Plan"), which was adopted effective as of August 1, 1989, and in which associates of the Company are eligible to participate. The 401(k) Plan is a prototype defined contribution plan that qualifies for favorable tax treatment under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits eligible associates of the Company to contribute a percentage of their pre-tax wages to the plan and the Company will match the contributions up to a maximum of 3% of covered wages. Effective January 1, 2001, the Company matches up to 4.5% of participants' eligible contributions. The Company also may contribute up to an additional 1.5% of covered wages as a profit sharing contribution. In addition, Mr. Blanton is also a participant in the "Nonqualified Deferred Compensation Plan Agreement". See footnote (8) for details.

(2) The value of the restricted stock is determined by multiplying the total shares held by each named executive by the closing price on the New York Stock Ex-change on February 1, 2002.

(3)   See Table below for All Other Compensation.

(4) Mr. Rossler has entered into an employment agreement with the Company effective May 1, 1998 with a term originally ending April 30, 2001. The agreement has been renewed on an annual basis. Effective May 1, 2002, the agreement has been renewed. The agreement provides for an annual salary of $376,911 with annual increases of 2.5%. Beginning for the fiscal year ending February 1, 2003 and in accordance with the Company's Incentive Compensation Plan, Mr. Rossler will receive an annual cash incentive bonus based upon a predetermined formula to be approved by the Compensation Committee of the Board of Directors.

(5) Mr. McGrady has entered into an employment agreement with the Company effective June 21, 2000 for a term ending June 21, 2003. The agreement provides for an annual salary of $300,000 and a bonus of at least 40% of his base salary based upon Board approved, predetermined, performance measures set annually.

(6) Mr. Kozlowski has entered into an employment agreement with the Company effective May 1, 2001 for a term ending April 30, 2004. The agreement provides for an annual salary of $300,000 with minimum annual increases of 2.5%. The contract also provides for guaranteed bonuses and incentive compensation. Guaranteed bonuses are $225,000 for fiscal year 2001-2002; $187,500 for fiscal year 2002-2003; $37,500 for fiscal year 2003-2004.
      Incentive compensation is intended to provide for an annual maximum 200% of base salary (reduced by any amount payable under the guaranteed bonus) based upon Board approved, predetermined, performance measures. After fiscal year 2003-2004, the Incentive compensation will solely determine the bonus amount.

(7) Mr. Blanton has entered into an employment agreement with the Company effective May 1, 1998 with a term originally ending April 30, 2001. The agreement has been renewed on an annual basis. Effective May 1, 2002, the agreement has been renewed. The agreement provides for an annual salary of $275,000 with annual increases of 2.5%. Beginning for the fiscal year ending February 1, 2003 and in accordance with the Company's Incentive Compensation Plan, Mr. Blanton will receive an annual cash incentive bonus based upon a predetermined formula to be approved by the Compensation Committee of the Board of Directors. In addition, Mr. Blanton is also a participant in the "Nonqualified Deferred Compensation Plan Agreement". Under this agreement, an annual lump sum of $75,000 is deposited each February. After continuous employment with the Company, Mr. Blanton may elect to retire on or after the first calendar month coinciding with or immediately following his 60th birthday. Mr. Blanton will be considered vested if (i) he furnishes to the Company's President with a one year's prior written notice of resignation after attaining age 60 (ii) he enters into a confidentially and noncompetition/no solicitation agreement until he reaches the age of 65. If Mr. Blanton retires on or after his 65th birthday, he shall be fully vested on the date of retirement.

(8) Mr. Kolber entered into an employment agreement with the Company effective December 4, 2000 for a term ending January 2004. The agreement provided for an annual salary of $900,000 with $100,000 increases each year. The contract also provided for the grant of 500,000 shares of restricted stock, which vest equally on the last of each fiscal year ending 2002, 2003 and 2004 provided that the Company has positive income before income taxes. In addition, Mr. Kolber was granted 200,000 options to purchase shares which vested on December 4, 2000 and was also granted an additional 300,000 options to purchase shares of the Company's common stock which vest equally on the first, second and third anniversaries of his employment agreement. Effective April 6, 2002, this agreement was terminated. The Company paid a separation payment of $2,450,000 and will pay COBRA premiums through September 30, 2003.

ALL OTHER COMPENSATION
                                   Jay L.         John C.       Alan R.        James A.      Edwin J.     Raymond L.    George
                               Schottenstein      Rossler     Schlesinger       McGrady      Kozlowski     Blanton      Kolber
                               -------------      -------     -----------       -------      ---------    ---------     ------
401(k) Plan and Associate
  Stock Purchase Plan Company
  Contributions                 $       --          $ 8,760     $ 18,350        $  1,801       $    --     $ 8,722     $  7,650
Company paid relocation
  expenses                             --                --        1,672              --        77,823          --       18,223
Tax Reimbursement                      --                --       54,138              --            --          --       71,949
Auto Reimbursement                     --            11,399       43,208          25,189         2,182       9,208       25,420
Company paid Life, Medical
  and indemnity Insurance              --             3,926        5,059           3,966            --       5,381        4,178
Cost of Living Adjustments             --                --       43,733              --            --          --           --
Sec 79 Cafeteria Health Care
  Plan                                 --             4,270           --              58            --         218           --
Personal Living Expenses               --                --       60,680              --            --          --       80,128
Gift Certificates                      --               120           --              --            25          65           --
Country Club Dues and
  Membership                           --             3,452           --              --         4,694      22,369           --

                                ----------          -------     --------         -------       -------     -------     --------
Total All Other Compensation    $      --           $31,927     $226,840         $31,014       $84,724     $45,963     $207,548
                                ----------          -------     --------         -------       -------     -------     --------

                 OPTION/SAR GRANTS IN THE LAST FISCAL YEAR TABLE

The following table provides certain information on option grants during fiscal year 2001 by the Company to the Chief Executive Officer and each of the Company's other executive officers included in the above compensation table.

                                                                                                  Potential Realized Value at
                                               % of Total                                         Assumed Annual Rates of Stock
                                 Options      Options/SARs                                        Price Appreciation for Option
                                   SARs        Granted to       Exercise or                                 Term (2)
                                 Granted      Employees in      Base Price        Expiration      -----------------------------
         Name                      (#)         Fiscal Year         ($/Sh)           Date (1)              5%               10%
         ----                     -------     --------------    ------------      -----------             --               ---
Jay L. Schottenstein               None                N/A              N/A                N/A             N/A              N/A
John C. Rossler                   5,000              0.39%            $4.48        29-Aug-2011         $14,087          $35,700
Alan R. Schlesinger                None                N/A              N/A                N/A             N/A              N/A
James A. McGrady                  5,000              0.39%            $4.48        29-Aug-2011         $14,087          $35,700
Edwin J. Kozlowski                 None                N/A              N/A                N/A             N/A              N/A
Raymond L. Blanton                 None                N/A              N/A                N/A             N/A              N/A
George Kolber                      None                N/A              N/A                N/A             N/A              N/A

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

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table provides certain information on the number and value of stock options held by the executive officers named in the Summary Compensation Table at February 2, 2002.

                                                                                                   Potential Realized Value
                                                               Number of Unexercised Options       at Assumed Annual Rates of
                               Shares                                at Fiscal Year End           Stock Price Appreciation for
                             Acquired on      Value City                    (#)                        Option Term ($) (2)
                              Exercise         Realized        ------------------------------      ----------------------------
          Name                  (#)              ($)            Exercisable     Unexercisable      Exercisable    Unexercisable
        -------              ------------     -----------       -----------     -------------      -----------    ------------
Jay L. Schottenstein                 --               --           56,000                --               --               --
John C. Rossler                      --               --            6,000             9,000               --               --
Alan R. Schlesinger                  --               --           20,000            30,000               --               --
James A. McGrady                     --               --            6,000            29,000               --               --
Edwin J. Kozlowski                   --               --               --                --               --               --
Raymond L. Blanton                   --               --            6,400             5,600               --               --
George Kolber (2)                    --               --          300,000                --               --               --
---------------------------------------------------------------------------------------------------------------------------------

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $4.33. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

(2) Pursuant to an Addendum to the December 7, 2000 Executive Employment Agreement and Restricted Stock Agreement, Mr. Kolber forfeited rights to 200,000 options which were not vested on April 6, 2002.


                      TEN-YEAR OPTION / SAR REPRICING TABLE

The following table provides repricing information on the number and value of stock options held by the executive officers named in the Summary Compensation Table at February 2, 2002.

                                               Number of                                                            Length of
                                               Securities      Market Price                                          Original
                                               Underlying       of Stock at                                        Option Term
                                              Options/SARs        Time of          Exercise                        Remaining at
                                              Repriced or      Repricing or     Price at Time    New Exercise        Date of
                                                Amended          Amendment       of Repricing        Price         Repricing or
       Name                      Date           (#) (1)           ($) (2)       or Amendment          ($)            Amendment
-------------------           ---------       ------------     ------------     --------------     ------------    --------------
Alan R. Schlesinger           02-Feb-02          66,667            $4.28            $7.13            $4.28            9 yrs.
----------------------------------------------------------------------------------------------------------------------------------

(1) Effective December 4, 2000, Mr. Schlesinger was elected President and Chief Merchandising Officer of the Company and was granted options to purchase 200,000 shares of common stock. Effective February 3, 2002, Mr. Schlesinger was elected President and Chief Executive Officer of Filene's Basement Inc. On February 2, 2002, the 200,000 options were cancelled. A new grant of 66,667 options were made to Mr. Schlesinger on February 3, 2002.

(2) Represents the average high and low price per share of the Company's common stock on February 1, 2002.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2002, the Board established a Compensation Committee comprised of Jay Schottenstein, Elizabeth Eveillard, Richard Gurian, Dr. Norman Lamm, Richard Shook, Harvey Sonnenberg and James Weisman. The Compensation Committee establishes, reviews, and recommends an executive compensation package for the Chief Executive Officer and other officers of the Company. Jay L. Schottenstein is also Chairman and Chief Executive Officer of SSC. For information regarding the relationships between the Company and SSC, see "Relationship with SSC and Its Affiliates" below.

The Stock Option Committee administers and grants options under the Company's 1991 Stock Option Plan, as amended, and the Company's 2000 Incentive Stock Plan and administers the Company's Incentive Compensation Plan. The members are Henry
L. Aaron, Elizabeth L. Eveillard, Marvin W. Goldstein, Richard Gurian, Dr. Norman Lamm, Robert L. Shook, Harvey L. Sonnenberg and James L. Weisman. None of the members of the Committee are present or former officers of the Company or are themselves or any of their affiliates, if any, parties to agreements with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMMON SHARES

The following table sets forth, as of April 26, 2002, certain information with regard to the beneficial ownership of the Company's Common Shares by each holder of 5% of such shares, each director individually, each executive officer named in the Summary Compensation Table and all executive officers and directors as a group.

                       Name of                               Amount and Nature of                        Percent of
                  Beneficial Owner                           Beneficial Ownership (1)              Outstanding Shares (2)
------------------------------------------------------       ------------------------              ----------------------
Henry L. Aaron (1)                                                          5,000                             *
Raymond L. Blanton (1)                                                      6,961                             *
Ari Deshe (1)(4)(5)(7)                                                     24,972                             *
Jon P. Diamond (1)(4)(5)                                                   21,700                             *
Elizabeth M. Eveillard                                                         --
Marvin Goldstein                                                               --
Richard Gurian (1)                                                         31,300                             *
George Kolber (10)
Edwin J. Kozlowski                                                             --
Dr. Norman Lamm (1)                                                        32,400                             *
James A. McGrady (1)(3)                                                    12,000                             *
Steven E. Miller (1)(3)                                                     4,000                             *
John C. Rossler (1)(3)                                                     11,000                             *
Alan Schlesinger (1)(3)                                                   203,334                             *
Geraldine Schottenstein (1)(4)(5)(6)                                       61,000                             *
Jay L. Schottenstein (1)(4)(5)(6)                                         230,000                             *
Robert L. Shook (1)(7)                                                     43,500                             *
Harvey L. Sonnenberg (7)                                                   20,000                             *
James L. Weisman (7)                                                        1,300                             *
All directors and executive officers as a group                           678,467                         1.99%
(18 persons) (1)(3)(4)(5)(6)(7)

Tweedy, Browne Company LLC (8)                                          3,338,736                         9.77%
Dimensional Fund Advisors Inc. (9)                                      2,115,500                         6.19%
Schottenstein Stores Corporation (5)                                   17,946,766                        52.53%

---------------------------------------------------------------------------------------------------------------------------

* Represents less than 1% of outstanding Common Shares, net of treasury shares.

(1) Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed and includes the following number of Common Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options within 60 days of April 26, 2002: Mr. Aaron, 5,000; Mr. Blanton, 6,400; Mr. Deshe, 10,000; Mr. Diamond, 20,000; Mr. Gurian, 31,000; Dr. Lamm, 30,000; Mr. McGrady, 6,000; Mr. Miller, 2,000; Mr.
      Rossler, 6,000; Mr. Schlesinger, 86,667; Mrs. Schottenstein, 31,000; Mr. J. Schottenstein, 56,000; Mr. Shook, 31,000; and all directors and officers as a group, 321,067.

(2) The percent is based upon the 33,846,874 Common Shares outstanding, net of treasury shares and the exercise of 321,067 stock options at April 26, 2002.

(3) Includes 5,000 shares for Mr. McGrady, 2,000 shares for Mr. Miller, 5,000 shares for Mr. Rossler, 116,667 shares for Mr. Schlesinger and 128,667 shares for all directors and executive officers as a group, which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of years pursuant to the terms of Restricted Stock Agreements with the Company.

(4) Does not include the 17,946,766 Common Shares owned by Schottenstein Stores Corporation ("SSC") of 1800 Moler Road, Columbus, Ohio 43207. Jay
      L. Schottenstein is the Chairman and Chief Executive Officer of SSC. Jay
      L. Schottenstein, Geraldine Schottenstein, Ari Deshe and Jon P. Diamond are members of the Board of Directors of SSC. See "Ownership of SSC," below.

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

(7) Includes 10,000 shares held by Mr. Deshe's minor children; 3,000 shares held by Mr. Shook's spouse and 1,500 shares held by Shook Associates, Inc. of which Mr. Shook is a 50% shareholder; 15,000 shares held by Mr. Sonnenberg's spouse and 500 shares held by Mr. Weisman's spouse.

(8) By reason of their positions as such, the members of Tweedy, Browne Company LLC ("TBC") may be deemed to control TBC and the general partners of TBK and Vanderbilt may be deemed to control TBK and Vanderbilt, respectively. The address for TBC is 350 Park Avenue, New York, NY 10022. Based on information contained in a Schedule 13G filed by TBC on January 28, 2002.

(9) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "funds." In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company described in this schedule that are owned by the funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Based on information contained in a Schedule 13G/A filed by Dimensional on February 12, 2002.

(10) Mr. Kolber is no longer with the Company. As a consequence, the Company is unable to determine his beneficial ownership of shares or the percentage of outstanding shares held.

OWNERSHIP OF SSC

The following table indicates the shares of SSC common stock beneficially owned by each nominee for election to the Board of Directors of the Company and by all directors and officers of the Company as a group, as of April 26, 2002:

                                                           Shares of SSC           Percent
                                                           Common Stock           of Class
                                                           -------------          ---------
Jay L. Schottenstein (1)                                    299.38139               78.4%
Geraldine Schottenstein (2)                                  27.41707                7.2%
Jon P. Diamond (3)                                           27.41707                7.2%
Ari Deshe (4)                                                27.41707                7.2%

Directors and officers as a group                           381.63260              100.0%

--------------------------------------------------------------------------------
(1) Represents sole voting and investment power over 299.38139 shares held in irrevocable trusts for family members as to which Jay L. Schottenstein is trustee and as to which shares Mr. Schottenstein may be deemed to be the beneficial owner.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to the completion of its initial public offering on June 18, 1991, the Company was operated as the Department Store Division of SSC. On that date, SSC transferred substantially all of the net assets of the Division to the Company in exchange for 22,500,000 Common Shares of the Company. At April 26, 2002, SSC owned 52.5% of the Company's outstanding Common Shares. So long as SSC owns more than 50% of the Company's voting shares, it will continue to have the power acting alone to approve any action requiring a vote of the majority of the voting shares of the Company and to elect all of the Company's directors. For information with respect to the beneficial ownership of the voting stock of SSC by nominees for election to the Board of the Company and beneficial ownership of Common Shares of the Company by such persons and officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

REAL ESTATE LEASES AND SUBLEASES

The Company leases or subleases from SSC or affiliates of SSC twenty-eight store locations, seven warehouses and a parcel of land. Generally, the agreements require the Company to pay for insurance, taxes, common area maintenance and other costs associated with the properties on a "triple net" basis for freestanding locations, and on a pro rata share basis for locations that are part of a larger parcel.

SSC leases to the Company five store locations under the terms of a Master Store Lease Agreement. The Master Store Lease, as amended, provides for certain base rentals, including a guaranteed amount, which approximate $3.46 per square foot. The Master Store Lease also provides for the payment of percentage rent equal to 2% of gross total sales in excess of the base rent. For fiscal 2001, the Company recorded rent expense to SSC, including contingent rent, of $1,684,560 pursuant to the Master Store Lease.

SSC subleases to the Company two store locations that are owned by affiliates of SSC under a Master Sublease. The Master Sublease provides for an annual base rent of the greater of 2% of gross sales or minimum rent of $2.39 and $2.29 per square foot. For fiscal 2001, the Company recorded rent expense to SSC, including contingent rent, of $688,794 pursuant to the Master Sublease.

Both the Master Lease and the Master Sublease have a term of five years that began in June 2001, and are renewable thereafter, by individual location, at the option of the Company, for four additional renewal terms of five years each. Each renewal term in the aforementioned leases and subleases will be on the same terms as the initial term, except for rent. The Master store lease and Master Sublease provide for an increase in minimum percentage rent of $0.50 per square foot in each succeeding five-year renewal term. In no event, commencing fiscal 1997, shall total rent be less than 2% of total sales.

The Company also leases or subleases seven warehouse facilities and a trailer yard from SSC or affiliates of SSC. The warehouse facilities consist of approximately 1,998,000 square feet for base rentals of $1.75 to $3.11 per square foot with lease terms ranging from 2004 through 2037. Generally, the lease renewal terms are at the same terms and conditions as the original term except rent, which increases by $0.25 to $0.50 per square foot for each renewal term. The Company also leases, from an affiliate of SSC, a trailer yard of approximately 19 acres with lease control through April 2009 having rents that range from $25,000 to $30,000 per year during the period of lease control. During fiscal 2001, the Company recorded net rent expenses to SSC and affiliates of SSC of $4,077,850 pursuant to these leases and assignments.

Additionally, the Company leases nineteen store locations from SSC or affiliates of SSC. Generally, the leases provide for percentage rent equal to 2% of total sales in excess of a specified sales level or base rent with base rents ranging from $2.36 to $20.00 per square foot for the initial term and provide lease terms ranging from 2007 through 2040. Generally, the renewal terms are at the same terms and conditions as the original term except rent, which may increase for the renewal terms. During fiscal 2001, the Company recorded rent expenses in the aggregate to SSC and affiliates of SSC of $10,346,478 pursuant to these leases.

In addition to the foregoing, SSC subleases one store location to the Company under an agreement that provides for the payment of additional rent to SSC in order for SSC to recover the costs of the initial acquisition of the leasehold interest. The sublease has a term expiring in fiscal 2004 and provides for rent in the amount of 2% of total sales, with a minimum rent equal to $2.00 per square foot and provides four additional five-year renewal terms. During fiscal 2001, the Company recorded rent expenses in the aggregate to SSC of $196,560 pursuant to this sublease.

The Company also subleases from SSC a store location. The sublease expires December 31, 2007 and provides for percentage rent equal to 2% of total sales in excess of a minimum base rent of $4.69 per square foot with three additional renewal terms of five years each. During fiscal 2001, the Company recorded rent expenses to SSC of $496,966 for this sublease.

SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its store locations. Three of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the Company's lease. For fiscal 2001, SSC paid to the Company an aggregate of $1,308,671 pursuant to these subleases.

LICENSE AGREEMENTS WITH AFFILIATES

In July 1997, the Company entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc. to create VCM, Ltd. ("VCM") to operate the Company's health and beauty care and toys and sporting goods departments as licensed departments. Beginning in fiscal 2000 VCM also operated the food department. Pursuant to operating agreements between VCM and the Company, VCM paid annual license fees to the Company based on 5% and 11% of net sales and reimbursed the Company 2% and 4% of its sales for advertising and 2.9% and 1% of its sales for administrative expenses for the health and beauty care and the toys and sporting goods departments, respectively. The Company also provides certain personnel, administrative and service functions for which it will receive a monthly fee from VCM to cover the related costs. The aggregate license fees paid by VCM to the Company for fiscal 2001 were $9,698,000. Effective with the close of business on February 2, 2002 by acquisition of Mazel Stores, Inc.'s interest in VCM for $8,375,000, the company now owns 100% of VCM and operates the health and beauty care, toy, sporting goods and food departments in the Value City stores.

MERCHANDISE TRANSACTIONS WITH AFFILIATES

The Company from time to time purchases merchandise from affiliates of SSC. Some of such affiliates manufacture, import and wholesale apparel as their principal business. The members of the Company's merchandising staff use these sources and make their purchasing decisions in the same manner as with unaffiliated sources. Any merchandise purchased from such sources is on terms at least as favorable to the Company as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, the Company is given terms preferential to those available to unaffiliated customers. Total purchases by the Company from SSC and affiliates for fiscal 2001 were $16,396,000, representing 1.3% of the Company's total purchases during the fiscal year.

VCM and certain affiliates of SSC from time to time purchase merchandise from the Company, in some instances on a regular basis. Such purchases are generally made from merchandise in the Company's warehouse inventory at prices equal to the Company's cost plus a handling fee of up to 15.0%.

The Company will from time to time purchase merchandise on behalf of and ship it directly to affiliates, at cost plus delivery charges. Most transactions of this nature are done with VCM. No such purchases were made during fiscal 2001.

In May 2001, SSC and Value City Department Stores entered into a deferred purchase arrangement for the sale of Bugle Boy products that SSC purchased for approximately $11.9 million. As part of the agreement, Value City agreed to purchase at SSC's cost plus a handling fee any unsold Bugle Boy merchandise owned by SSC on February 2, 2002. On February 6, 2002, the final payment was made to SSC.

In October 2001, SSC and Filene's Basement Inc. entered into a deferred purchase arrangement for the sale of products that SSC purchased for approximately $2.9 million. As part of the agreement, Filene's agreed to purchase at SSC's cost plus a handling fee. On May 13, 2002, the final payment was made to SSC.

SERVICES AGREEMENTS

The Company shares with SSC and its affiliates certain incidental support personnel and services for the purpose of achieving economies of scale and cost savings. These shared services include certain architectural, legal, advertising and administrative services. The Company and SSC have entered into a Corporate Services Agreement that sets forth the terms for payment of the costs of these shared services. The Company believes that it is able to obtain such services at a cost, which is equal to or below the cost of providing such services by itself or obtaining such services from unaffiliated third parties. For fiscal 2001, the Company paid SSC or its affiliates $1,444,392 for such services. The Corporate Services Agreement also provides for participation by the Company in the self-insurance program maintained by SSC. Under that program, the Company is self-insured for purposes of personal injury and property damage, motor vehicle and Ohio workers' compensation claims up to various specified amounts, and for casualty losses up to $100,000. Claims and losses in excess of the specified amounts are covered by stop-loss or excess liability policies maintained by SSC, which include the Company as a named insured. SSC maintains reserves and pays claims for self-insured amounts under the program and will continue to do so with respect to the Company's participation in the program. SSC charges its affiliates, divisions and the Company premiums based, among other factors, on loss experience and its actual payroll and related costs for administering the program. For fiscal 2001, the Company paid SSC $12,326,000 for participation in the program.

The Company also provides certain administrative and service functions for VCM. These functions include accounting, MIS and merchandise delivery. For fiscal 2001, the Company charged VCM $2,148,341 for these services.

DEBT AGREEMENTS

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

The Company recorded $7,109,480 in interest expense for these facilities in fiscal 2001 of which $4,736,720 was paid during 2001.

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


                                 VALUE CITY DEPARTMENT STORES, INC.


Date: May 22, 2002               By: *

                                     -------------------------------------------
                                     (James A. McGrady, Chief Financial Officer and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                                        TITLE                                               DATE
                  *                                      Chairman of the Board of Directors                       5/22/02
------------------------------------
(Jay L. Schottenstein)

                  *                                      President and Chief Executive Officer                    5/22/02
------------------------------------                     (Principal Executive Officer)
(John C. Rossler)


                  *                                      Chief Financial Officer and Treasurer                    5/22/02
------------------------------------                     (Principal Financial and Accounting Officer)
(James A. McGrady)

                  *                                      Director                                                 5/22/02
------------------------------------
(Henry L. Aaron)

                  *                                      Director                                                 5/22/02
------------------------------------
(Ari Deshe)

                  *                                      Director                                                 5/22/02
------------------------------------
(Jon P. Diamond)

                  *                                      Director                                                 5/22/02
------------------------------------
(Elizabeth Mugar Eveillard)

                  *                                      Director                                                 5/22/02
------------------------------------
(Marvin Goldstein)

                  *                                      Director                                                 5/22/02
------------------------------------
(Richard Gurian)

                  *                                      Director                                                 5/22/02
------------------------------------
(Norman Lamm)

                  *                                      Director                                                 5/22/02
------------------------------------
(Geraldine H. Schottenstein)

                  *                                      Director                                                 5/22/02
------------------------------------
(Robert L. Shook)

                  *                                      Director                                                 5/22/02
------------------------------------
(Harvey L. Sonnenberg)

                  *                                      Director                                                 5/22/02
------------------------------------
(James L. Weisman)

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

10.47.6   *    Fifth Amendment dated as of November 2, 2001, to Senior
               Subordinated Convertible Loan Agreement dated as of March 15,
               2000.

10.47.7   *    Sixth Amendment dated as of February 1, 2002, to Senior
               Subordinated Convertible Loan Agreement dated as of March 15,
               2000.

21             List of  Subsidiaries                        Page E-8.


23             Consent of Deloitte & Touche LLP             Page E-9.

24             Power of Attorney                            Page E-10.

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

                                                                      EXHIBIT 23



                          INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in the Registration Statements of Value City Department Stores, Inc. on Form S-8 (File Nos. 33-44207, 33-50198, 33-55348, 33-55350, 33-78586, 33-80588, 33-92966, 333-15957, 333-15961 and
333-66239) of our report dated March 26, 2002, appearing in the Annual Report on Form 10-K/A of Value City Department Stores, Inc. for the year ended February 2, 2002.




/s/Deloitte & Touche  LLP




Columbus, Ohio
May 22, 2002

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