Form 10-Q
period 2002-05-04
VALUE CITY DEPARTMENT STORES INC /OH
filed 2002-06-18
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 4, 2002

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------


                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                        31-1322832
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

 3241 Westerville Road, Columbus, Ohio                       43224
---------------------------------------------   --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (614) 471-4722
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of Common Stock, without par value, as of June 10, 2002 was 33,753,751.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at May 4, 2002
                      and February 2, 2002........................................................................3

                  Condensed Consolidated Statements of Operations for the
                       three months ended May 4, 2002 and May 5, 2001.............................................4

                  Condensed Consolidated Statements of Cash Flows
                      for the three months ended May 4, 2002 and May 5, 2001......................................5

                  Notes to Consolidated Financial Statements......................................................6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................14

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................20

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................21

        Item 2.   Changes in Securities and Use of Proceeds......................................................21

        Item 3.   Defaults Upon Senior Securities................................................................21

        Item 4.   Submission of Matters to a Vote of Security Holders............................................21

        Item 5.   Other Information..............................................................................21

        Item 6.   Exhibits and Reports on Form 8-K...............................................................21

Signature........................................................................................................23

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         May 4,     February 2,
                                                           2002            2002

--------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                   $ 22,838        $ 35,915
Accounts receivable, net                                 13,095           6,650
Receivables from affiliates                               1,476             905
Inventories                                             417,392         396,830
Prepaid expenses and other assets                        15,037          15,741
Deferred income taxes                                    60,918          63,102
--------------------------------------------------------------------------------
Total current assets                                    530,756         519,143
--------------------------------------------------------------------------------

Property and equipment, net                             238,942         244,644

Goodwill                                                 40,974          40,974
Tradenames, net                                          18,642          19,038
Other assets                                             55,771          56,512
--------------------------------------------------------------------------------
                                                       $885,085        $880,311
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                       $180,103        $149,864
Accounts payable to affiliates                            5,414           8,909
Accrued expenses                                        130,770         130,930
Current maturities of long-term obligations                 709             665
--------------------------------------------------------------------------------
Total current liabilities                               316,996         290,368
--------------------------------------------------------------------------------

Long-term obligations, net of current maturities        316,023         337,199
Deferred rent and other noncurrent  liabilities          33,863          32,315

Commitments and contingencies                                 -               -

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 33,778,374 and
  34,227,540 shares, respectively                       142,479         145,772
Retained earnings                                        79,737          82,432
Deferred compensation expense, net                         (838)         (4,150)
Treasury shares, at cost, 7,651 shares                      (59)            (59)
Accumulated other comprehensive loss                     (3,116)         (3,566)
--------------------------------------------------------------------------------
                                                        218,203         220,429
--------------------------------------------------------------------------------
                                                       $885,085        $880,311
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Three months ended
                                                            ------------------
                                                           May 4,          May 5,
                                                             2002            2001
----------------------------------------------------------------------------------
Net sales, excluding sales of licensed departments      $ 585,912       $ 530,114
Cost of sales                                            (362,725)       (328,221)
----------------------------------------------------------------------------------
Gross profit                                              223,187         201,893

Selling, general and administrative expenses             (223,270)       (208,512)
License fees from affiliates                                  889           2,112
Other operating income                                      1,273             495
----------------------------------------------------------------------------------
Operating profit (loss)                                     2,079          (4,012)

Interest expense, net                                      (6,338)         (8,436)
----------------------------------------------------------------------------------
Loss before equity in loss of joint venture
  and benefit for income taxes                             (4,259)        (12,448)
Equity in loss of joint venture                                --            (884)
----------------------------------------------------------------------------------
Loss before benefit for income taxes                       (4,259)        (13,332)

Benefit for income taxes                                    1,564           5,533
----------------------------------------------------------------------------------
Net loss                                                $  (2,695)      $  (7,799)
----------------------------------------------------------------------------------
Basic and diluted loss per share                        $   (0.08)      $   (0.23)

   The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three months ended
                                                                        ------------------
                                                                       May 4,         May 5,
                                                                         2002           2001
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                             $ (2,695)      $ (7,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                          13,473         12,832
Deferred income taxes and other noncurrent liabilities                  4,325         (1,724)
Equity in loss of joint venture                                            --            884
Loss (gain) on disposal of assets                                          41             (1)
Change in working capital, assets and liabilities:
     Receivables                                                       (7,016)         7,112
     Inventories                                                      (20,562)       (90,568)
     Prepaid expenses                                                     704         (2,629)
     Other assets                                                        (739)            85
     Accounts payable                                                  26,744         73,471
     Accrued expenses                                                    (619)        (8,769)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    13,656        (17,106)
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                   (5,608)        (9,534)
Proceeds from sale of assets                                                7              1
Other assets                                                               --              9
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (5,601)        (9,524)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common shares                                    --             82
Net (repayments) proceeds from issuance of debt                       (21,132)        64,743
---------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                   (21,132)        64,825
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash and equivalents                       (13,077)        38,195
Cash and equivalents, beginning of period                              35,915         10,562
---------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                  $ 22,838       $ 48,757
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the names Value City and Filene's Basement, as well as better-branded off-price shoe stores, under the name "DSW Shoe Warehouse." As of May 4, 2002, a total of 248 stores were open, including 117 Value City stores located principally in Ohio (23 stores) and Pennsylvania (18 stores) with the remaining stores dispersed throughout the Midwest, East and South, 110 DSW Shoe Warehouse stores located throughout the United States and 21 Filene's Basement stores ("Filene's Basement") located principally in the Northeast United States.

     The accompanying consolidated financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations for the periods presented.

     As discussed in Note 9, Subsequent Event, the Company announced the closing of a $525.0 million refinancing that replaced its existing debt facilities. Consequently, the debt as of May 4, 2002 is classified as long-term.

     To facilitate comparisons with the current year, certain previously reported balances have been reclassified to conform with the current period presentation.

2.       SHAREHOLDERS' EQUITY

                                                                   Three months
                                                                       ended
                                                                   May 4, 2002
                                                                   -----------
                                                                  (in thousands)

          Total shareholders' equity, beginning of period           $ 220,429
          Net loss                                                     (2,695)
          Amortization of deferred compensation expense                    19
          Net unrealized gain on derivative financial
              instruments, net of income tax provision of $302            450
          Forfeitures of 450 restricted shares valued at $3,293             -
          ----------------------------------------------------------------------
          Total shareholders' equity, end of period                 $ 218,203
          ----------------------------------------------------------------------

     The Company entered into a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 475 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, Schottenstein

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, purchased the outstanding balance under the same continuing terms. The terms, as amended, provide that if prior to May 6, 2002, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of of high and low sales prices reported on the New York Stock Exchange at the time of conversion. The Company paid SSC a one time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for entering into a Put Agreement associated with the Senior Facility.

     See Note 9, Subsequent Events, regarding the amendment of the Senior Facility.

3.      VALUATION ACCOUNTS

     Reserves established and used for severance costs and an inventory alignment reserve are as follows (in thousands):

                                                          Three months ended
                                             ------------------------------------------
                                             May 4, 2002               May 5,2001
                                             -----------      -------------------------
                                               Severance      Inventory       Severance
                                             -----------      ---------       ---------

          Balance at beginning of period        $  5,357       $ 43,700       $  3,397
          Provisions to establish reserves         1,707             --             --
          Charges/payments                        (3,600)       (24,700)        (1,000)
          -----------------------------------------------------------------------------
          Balance at end of period              $  3,464       $ 19,000       $  2,397
          -----------------------------------------------------------------------------

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

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company is implementing SFAS No. 142 effective February 3, 2002. The Company has ceased amortization of its remaining goodwill and has started its initial impairment test for existing goodwill. An impairment, if any, will be recognized in accordance with SFAS No. 142 during 2002 and will be classified as a cumulative effect of a change in accounting principle. As of May 4, 2002, the Company has net unamortized goodwill of $41.0 million.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands):

                                         Three months ended
                                         ------------------
                                        May 4,        May 5,
                                          2002          2001
-----------------------------------------------------------
Reported net loss                     $(2,695)      $(7,799)
Addback goodwill amortization              --           850
-----------------------------------------------------------
Adjusted net loss                     $(2,695)      $(6,949)
-----------------------------------------------------------

Basic and diluted loss per share      $ (0.08)      $ (0.21)

Amortization intangible assets are as follows (in thousands):

                                                                       Filene's
                                       Value City         DSW          Basement          Total
                                       ----------         ---          --------          -----
As of May 4, 2002
   Tradenames:
     Gross amount                        $  1,120       $ 12,750       $  9,900       $ 23,770
     Accumulated amortization                (299)        (3,400)        (1,430)        (5,129)
     Useful life (in years)                    15             15             15

   Favorable lease values:
     Gross amount                        $ 14,417              -       $ 24,993       $ 39,410
     Accumulated amortization              (3,449)             -         (4,082)        (7,531)
     Average useful life (in years)            23                            20

As of February 2, 2002
   Tradenames:
     Gross amount                        $  1,120       $ 12,750       $  9,900       $ 23,770
     Accumulated amortization                (280)        (3,188)        (1,265)        (4,733)
     Useful life (in years)                    15             15             15

   Favorable lease values:
     Gross amount                        $ 14,417              -       $ 24,993       $ 39,410
     Accumulated amortization              (3,295)             -         (3,602)        (6,897)
     Average useful life (in years)            23                            20

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

                                                              Filene's
          Fiscal Year         Value City      DSW             Basement             Total
          -----------         ----------      ---             --------             -----
             2002               $ 688        $ 850             $2,253             $ 3,791
             2003                 681          850              1,794               3,325
             2004                 676          850              1,794               3,320
             2005                 676          850              1,794               3,320
             2006                 676          850              1,794               3,320
             2007                 676          850              1,794               3,320

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143. At this time, the Company has yet to determine the effect of this pronouncement on its results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 144. At this time, the Company has yet to determine the effect of this pronouncement on its results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

5.      ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net earnings and comprehensive earnings for the quarters ending May 4, 2002 and May 5, 2001 relates to the change in the fair market value of interest rate swap agreements. For the quarter ending May 4, 2002, other comprehensive income is $450,000. Other comprehensive loss was approximately $454,000 for the quarter ended May 5, 2001.

6.      INVESTMENT IN JOINT VENTURE

     Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM joint venture for $8,375,000. The balance sheets for both periods, and operations for the period ended May 4, 2002 have been consolidated in these statements.

     The following unaudited proforma consolidated financial results for the quarter ended May 5, 2001 is presented as if the acquisition had taken place at the beginning of the applicable period (in thousands, except per share amounts):

                                                                Pro Forma
                                                                    Total
                                                              ------------

                     Net sales                                  $ 553,045

                     Net loss                                   $  (7,914)

                     Basic and diluted loss per share           $   (0.23)

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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        Three-month period ended May 4, 2002 (in thousands):


                                                        Value City             DSW       Filene's       Total
                                                        ----------             ---       --------       -----

        Net sales                                         $359,225        $155,976        $70,711       $585,912
        Operating (loss) profit                             (4,294)          4,987          1,386          2,079
        Identifiable assets                                653,657         114,360        117,068        885,085
        Capital expenditures                                 2,410           2,558            640          5,608
        Depreciation and amortization                       10,277           1,472          1,724         13,473

        Three-month period ended May 5, 2001 (in thousands):

                                                        Value City             DSW       Filene's       Total
                                                        ----------             ---       --------       -----
        Net sales                                         $344,842        $121,750        $63,522       $530,114
        Operating (loss) profit                             (8,750)          5,113           (375)        (4,012)
        Identifiable assets                                760,322         153,897        112,636      1,026,855
        Capital expenditures                                 3,073           5,628            833          9,534
        Depreciation and amortization                        8,783           2,538          1,511         12,832


8.      COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.

9.       SUBSEQUENT EVENT

     On June 12, 2002, the Company, together with its principal subsidiaries, announced the closing of a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility agented by National City Commercial Finance, Inc., Fleet Retail Finance Inc., Wells Fargo Retail Finance, LLC, The CIT Group/Business Credit, Inc., and General Electric Capital Corporation, (ii) a new three-year $100.0 million term loan facility provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation, and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which will also be held equally by Cerberus Partners and Schottenstein Stores Corporation. The maturity of the senior convertible loan has, as part of the refinancing, been extended to March 2009 from September 2003.

     $350 Million Revolving Credit Facility

     Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. The facility also has a second priority perfected interest in all

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. Initially the applicable Eurodollar margin is set at 2.25% for the first two months of the facility. Based on the borrowing base formula the Company and its subsidiaries currently have over $115.0 million of excess availability, after the initial funding and the repayment or replacement of all borrowings and letters of credit outstanding under the prior senior credit and subordinated credit facilities.

     $100 Million Term Loans

     The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loan are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Loan. The Company and its principal subsidiaries are obligated on the Term Loans.

     The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if the paid-in-kind ("PIK") option is elected by the Company. During the first two years of this facility, the Company may pay all interest by PIK. During the final year of the Term Loan the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

     The Company has agreed to issue to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

     The issuance of the Warrants is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of the issuance of the Warrants.

     $75 Million Senior Convertible Loan

     The Company has amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement dated March 15, 2000. As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Agreement and Term Loans. The Senior Convertible Loan is not prepayable for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

     The convertible notes are convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock at a initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events. The conversion of the Senior Convertible Loan for shares representing in excess of 19.9% of the shares of Company common stock currently outstanding is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of such conversion rights.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's Form 10-K for the year ended February 2, 2002 included a discussion of the Company's critical accounting policies, which discussion should be read in conjunction with the quarterly information contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                   Three months ended
                                                   ------------------
                                                  May 4,       May 5,
                                                    2002         2001
         -------------------------------------------------------------
         Net sales                                 100.0%       100.0%
         Gross profit                               38.1         38.1
         Selling, general and administrative
           expenses                                (38.1)       (39.3)
         License fees from affiliates and
           other operating income                    0.4          0.4
         -------------------------------------------------------------
         Operating profit (loss)                     0.4         (0.8)

         Interest expense, net                      (1.1)        (1.6)
         Equity in loss of joint venture              --         (0.2)
         -------------------------------------------------------------
         Loss before benefit for income taxes       (0.7)        (2.6)
         Benefit for income taxes                    0.3          1.1
         -------------------------------------------------------------
         Net loss                                   (0.4)%       (1.5)%
         -------------------------------------------------------------

THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THREE MONTHS ENDED MAY 5, 2001

The Company's net sales increased $55.8 million, or 10.5%, from $530.1 million to $585.9 million. Sales for the period ended May 4, 2002 include $25.0 million attributable to sales of departments formally operated by the joint venture VCM, Ltd. Comparable stores sales for the quarter were flat. By segment, comparable store sales were:

                                               Three months ended
                                               ------------------
                                              May 4,       May 5,
                                                2002         2001
             -----------------------------------------------------
             Value City Department Stores       (1.3)%       (6.5)%
             DSW                                 1.4%         2.4%
             Filene's Basement                   4.9%        18.9%
             -----------------------------------------------------
             Total                               0.0%        (3.9)%
             -----------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Value City's non-apparel comparable sales increased 2.0% while apparel sales decreased 2.8%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the quarter of 1.6%, 6.4% and 0.5%, respectively.

DSW sales were $156.0 million, a 28.1% increase in the quarter, which includes a net increase of 27 stores.

Filene's Basement sales were $70.7 million, an 11.3% increase in the quarter, which includes a net increase of 2 stores.

Gross profit increased $21.3 million, a 10.5% improvement from $201.9 million to $223.2 million, and remained as a percentage of sales at 38.1%. Gross profit, as a percent of sales by segment in the first quarter, were:

                                                Three months ended
                                                ------------------
                                               May 4,      May 5,
                                                 2002        2001
              ---------------------------------------------------
              Value City Department Stores       37.9%       38.0%
              DSW                                39.0%       39.8%
              Filene's Basement                  37.0%       35.5%
              ---------------------------------------------------
              Total                              38.1%       38.1%
              ---------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $14.8 million, from $208.5 million to $223.3 million, and decreased as a percentage of sales from 39.3% to 38.1%. This increase includes $15.5 million attributable to new stores in operation at DSW and Filene's Basement, a charge of $1.1 million for a Value City store closing and a $1.7 million provision for severance costs. SG&A for the quarter ended May 5, 2001 included $0.9 million of goodwill amortization. SG&A as a percent of sales by segment in the first quarter were:

                                               Three months ended
                                               ------------------
                                               May 4,      May 5,
                                                 2002        2001
              ---------------------------------------------------
              Value City Department Stores       39.6%       41.3%
              DSW                                35.9%       35.1%
              Filene's Basement                  35.6%       36.9%
              ---------------------------------------------------
              Total                              38.1%       39.3%
              ---------------------------------------------------

License fees from affiliates and other operating income decreased $0.4 million, from $2.6 million to $2.2 million, and remained as a percentage of sales at 0.4%. License fees received from the VCM joint venture in the quarter ended May 5, 2001 were approximately $1.5 million.

Operating profit (loss) increased $6.1 million, from a loss of $4.0 million to income of $2.1 million, and increased as a percentage of sales from a loss of 0.8% to income of 0.4%.

Net interest expense for the quarter decreased $2.1 million to $6.3 million. This decrease is due primarily to a 2.8% decline in our weighted average borrowing rate and a $24.0 million drop in

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

average borrowings from last year to this year, primarily due to inventory management and expense control.

Effective at the close of business on February 2, 2002 the Company acquired the Mazel partner's interest in the VCM joint venture for $8,375,000. The balance sheets for both periods and operations for the period ended May 4, 2002 have been consolidated in these statements.

The effective tax rate for the three months ended May 4, 2002 is 36.7% versus 41.5% for the three months ended May 5, 2001. The Company expects its tax rate to trend lower than last year, the extent to which will depend upon the relative taxable income in the various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $213.8 million at May 4, 2002, compared to $281.4 million at May 5, 2001. Current ratios at those dates were each 1.67 and 1.74, respectively.

Net cash provided by (used in) operating activities totaled $13.7 million and $(17.1) million for the three months ended May 4, 2002 and May 5, 2001, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three months ended May 4, 2002 was $15.6 million.

Net cash used for capital expenditures was $5.6 million and $9.5 million for the three months ended May 4, 2002 and May 5, 2001, respectively. During the three months ended May 4, 2002, capital expenditures included $1.5 million for new stores, $2.8 million on remodeled and existing stores, $0.8 million for MIS upgrades and new systems and $0.5 million for office and warehousing.

To supplement operating cash requirements, we have a $100.0 million subordinated secured credit facility with SSC. The interest rate and terms of the $100.0 million facility are generally the same as the Credit Agreement. Outstanding advances under the agreement are subordinated to the Credit Agreement and are subject to a junior lien on assets securing the Credit Agreement. At May 4, 2002, $20.0 million was outstanding.

We entered a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bears interest at various rates, currently equal to 425 basis points over LIBOR. The interest rate increases an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility is due in September 2003. In December 2000, pursuant to terms of the Senior Facility, SSC purchased the outstanding balance under the same continuing terms. The terms provide that if prior to May 6, 2002, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, has the right to convert the debt into our common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. A one time fee of 200 basis points, or $1.5 million, was paid to SSC at the initial closing in consideration for entering into a Put Agreement associated with the Senior Facility.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SUBSEQUENT EVENT

On June 12, 2002, the Company together with its principal subsidiaries, announced the closing of a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility agented by National City Commercial Finance, Inc., Fleet Retail Finance Inc., Wells Fargo Retail Finance, LLC, The CIT Group/Business Credit, Inc., and General Electric Capital Corporation, (ii) a new three-year $100.0 million term loan facility provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation, and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which will also be held equally by Cerberus Partners and Schottenstein Stores Corporation. The maturity of the senior convertible loan has, as part of the refinancing, been extended to March 2009 from September 2003.

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. The facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. Initially the applicable Eurodollar margin is set at 2.25% for the first two months of the facility. Based on the borrowing base formula the Company and its subsidiaries currently have over $115.0 million of excess availability, after the initial funding and the repayment or replacement of all borrowings and letters of credit outstanding under the prior senior credit and subordinated credit facilities.

$100 Million Term Loans

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loan are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Loan. The Company and its principal subsidiaries are obligated on the Term Loans.

The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if the paid-in-kind ("PIK") option is elected by the Company. During the first two years of this facility, the Company may pay all interest by PIK. During the final year of the Term Loan the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

The Company has agreed to issue to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

The issuance of the Warrants is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of the issuance of the Warrants.

$75 Million Senior Convertible Loan

The Company has amended and restated its $75 million Senior Subordinated Convertible Loan Agreement dated March 15, 2000. As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Agreement and Term Loans. The Senior Convertible Loan is not prepayable for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

The convertible notes are convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock at a initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events. The conversion of the Senior Convertible Loan for shares representing in excess of 19.9% of the shares of Company common stock currently outstanding is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of such conversion rights.


ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of our fiscal year.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations completed after June 30, 2001, and requires the use of purchase accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment at least on an annual basis. The Company is implementing SFAS No. 142 effective February 3, 2002. The Company has ceased amortization of its remaining goodwill and has started its initial impairment test for existing goodwill. An

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

impairment, if any, will be recognized in accordance with SFAS No. 142 during 2002 and will be classified as a cumulative effect of a change in accounting principle. As of May 4, 2002, the Company has net unamortized goodwill of $41.0 million.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143. At this time, the Company has yet to determine the effect of this pronouncement on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has yet to determine the effect of this pronouncement on its results of operations and financial position.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This statement is effective for fiscal years after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or contained in other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, our ability to attain our fiscal 2002 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with the credit agreement, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement. To minimize the effect of interest rate fluctuations, the Company has entered into a $75.0 million interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance.

PART II. OTHER INFORMATION

       Item 1.     LEGAL PROCEEDINGS. Not applicable

       Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable

       Item 3.     DEFAULTS UPON SENIOR SECURITIES. Not applicable

       Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

       Item 5.     OTHER INFORMATION. Not applicable

       Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                   Part A     Exhibits.



                     Exhibit No.     Document
                     -----------     --------

                     10.1 Loan and Security Agreement, dated as of June 11, 2002, between the Company, as Borrowers, and National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders.

                     10.2 Financing Agreement, dated as of June 11, 2002, by and among the Company,. as Borrowers and Cerberus Partners, L.P. and the Lenders from time to time party hereto.

                     10.3 Amended and Restated Senior Convertible Loan Agreement, dated as of June 11, 2002 by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM, Ltd., Filene's Basement, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Value City Limited Partnership, Value City of Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as guarantors, the Lenders from time to time party hereto, as Lenders, and Schottenstein Stores Corporation, as Agent.

                     10.3.1 Amendment No. 1 to Amended and Restated Senior Convertible Loan Agreement, dated June 11, 2002 by and among Value City Department Stores, Inc., as Borrower,

                                     Shonac Corporation, DSW Shoe Warehouse,
                                     Inc. Gramex Retail Stores, Inc., VCM,
                                     Ltd., Filene's Basement, Inc., GB
                                     Retailers, Inc., J.S. Overland Delivery,
                                     Inc., Value City Department Stores
                                     Services, Inc., Value City Limited
                                     Partnership, Value City of Michigan, Inc.,
                                     Westerville Road GP, Inc. and Westerville
                                     Road LP, Inc., as Guarantors, the Lenders from time to time party hereto, as Lenders, and Schottenstein Stores Corporation, as Agent.

                     10.4            Amended and Restated Registration
                                     Right Agreement, dated as of June 11, 2002 by and among Value City Department Stores, Inc. and Cerberus Partners, L.P. and Schottenstein Stores Corporation.

                     10.5 Form of Warrant, Common Stock Purchase Warrants, dated as of June 11, 2002 issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation.


                     10.6 Corporate Services Agreement, dated June 12, 2002 between Value City Department Stores, Inc., and Schottenstein Stores Corporation.


             Part B  Reports on Form 8-K.

                  On June 12, 2002, we filed a Form 8-K, Items 5 and 7 relating to the closing of a $525.0 million refinancing of existing debt facilities.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VALUE CITY DEPARTMENT STORES, INC.
                                    (Registrant)
                                     ----------


Date:  June 14, 2002             By:    /s/  James A. McGrady
       -------------                    ---------------------------------------
                                        James A. McGrady,
                                        Chief Financial  Officer and Treasurer