Form 10-Q
period 2002-08-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 2002-09-12
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 3, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------

                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                     31-1322832
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3241 Westerville Road, Columbus,                           43224
              Ohio
-------------------------------           ------------------------------------
(Address of principal executive                         (Zip Code)
             offices)

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

The number of shares outstanding of Common Stock, without par value, as of September 5, 2002 was 33,988,374.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets at August 3, 2002
               and February 2, 2002...............................................3

           Condensed Consolidated Statements of Operations for the
                three and six months ended August 3, 2002 and August 4, 2001......4

           Condensed Consolidated Statements of Cash Flows
               for the six months ended August 3, 2002 and August 4, 2001.........5

           Notes to Consolidated Financial Statements.............................6

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk............23

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.....................................................24

   Item 2. Changes in Securities and Use of Proceeds.............................24

   Item 3. Defaults Upon Senior Securities.......................................24

   Item 4. Submission of Matters to a Vote of Security Holders...................24

   Item 5. Other Information.....................................................24

   Item 6. Exhibits and Reports on Form 8-K......................................24

Signature........................................................................25

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........26

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                August 3,     February 2,
                                                     2002            2002
-------------------------------------------------------------------------
ASSETS
Cash and equivalents                            $  31,952       $  35,915
Accounts receivable, net                            5,135           6,650
Receivables from affiliates                           899             905
Inventories                                       417,309         396,830
Prepaid expenses and other assets                  12,401          15,741
Deferred income taxes                              70,505          63,102
-------------------------------------------------------------------------
Total current assets                              538,201         519,143
-------------------------------------------------------------------------

Property and equipment, net                       241,006         244,644

Goodwill                                           37,619          40,974
Tradenames, net                                    18,245          19,038
Other assets                                       67,186          56,512
-------------------------------------------------------------------------
                                                $ 902,257       $ 880,311
-------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                $ 196,877       $ 149,864
Accounts payable to affiliates                      5,644           8,909
Accrued expenses                                  125,902         130,930
Current maturities of long-term obligations           743             665
-------------------------------------------------------------------------
Total current liabilities                         329,166         290,368
-------------------------------------------------------------------------

Long-term obligations, net of current maturities  314,874         337,199
Deferred rent and other noncurrent liabilities     41,178          32,315
Commitments and contingencies                          --              --

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 33,988,374 and
  34,227,540 shares, respectively                 144,183         145,772
Retained earnings                                  76,931          82,432
Deferred compensation expense, net                 (1,283)         (4,150)
Treasury shares, at cost, 7,651 shares                (59)            (59)
Accumulated other comprehensive loss               (2,733)         (3,566)
-------------------------------------------------------------------------
                                                  217,039         220,429
-------------------------------------------------------------------------
                                                $ 902,257       $ 880,311
-------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three months ended                   Six months ended
                                                  -----------------------------       ------------------------------
                                                    August 3,         August 4,         August 3,         August 4,
                                                         2002              2001              2002              2001
-------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
   licensed departments                           $   569,062       $   536,477       $ 1,154,974       $ 1,066,591
Cost of sales                                        (345,463)         (330,877)         (708,188)         (659,098)
-------------------------------------------------------------------------------------------------------------------
Gross profit                                          223,599           205,600           446,786           407,493
Selling, general and
   administrative expenses                           (216,005)         (211,284)         (439,275)         (419,796)
License fees from affiliates                              792             2,139             1,681             4,251
Other operating income                                  1,639             2,094             2,912             2,589
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                10,025            (1,451)           12,104            (5,463)
Interest expense, net                                  (7,863)           (8,058)          (14,201)          (16,494)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in loss
   of joint venture, extraordinary item and
   cumulative effect of accounting
   change and income taxes                              2,162            (9,509)           (2,097)          (21,957)
Equity in loss of joint venture                            --              (327)               --            (1,211)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item and cumulative effect of accounting
   change and income taxes                              2,162            (9,836)           (2,097)          (23,168)
(Provision) benefit for income taxes                     (818)            4,065               746             9,598
-------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change                                    1,344            (5,771)           (1,351)          (13,570)
Extraordinary (charge), net of
   income taxes                                        (2,070)               --            (2,070)               --
Cumulative effect of accounting
   change, net of income taxes                             --                --            (2,080)               --
-------------------------------------------------------------------------------------------------------------------
Net loss                                          $      (726)      $    (5,771)      $    (5,501)      $   (13,570)
-------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                    33,651            33,547            33,641            33,523
Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change                              $      0.04       $     (0.17)      $     (0.04)      $     (0.40)
Extraordinary (charge), net of
   income taxes                                   $     (0.06)               --       $     (0.06)               --
Cumulative effect of accounting
   change, net of income taxes                             --                --       $     (0.06)               --
-------------------------------------------------------------------------------------------------------------------
Net loss                                          $     (0.02)      $     (0.17)      $     (0.16)      $     (0.40)
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

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Six months ended
                                                            -------------------------
                                                            August 3,       August 4,
                                                                 2002            2001
-------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                    $  (5,501)      $ (13,570)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Extraordinary charge                                       2,070              --
     Cumulative effect of accounting change                     2,080              --
     Depreciation and amortization                             27,408          25,243
     Deferred income taxes and other noncurrent liabilities    (3,839)         (8,603)
     Equity in loss of joint venture                               --           1,211
     Loss (gain) on disposal of assets                             52              (5)
Change in working capital, assets and liabilities:
     Receivables                                                1,521          41,075
     Inventories                                              (20,479)        (53,379)
     Prepaid expenses and other assets                          3,018           6,722
     Accounts payable                                          43,748           3,565
     Accrued expenses                                          (4,669)        (32,395)
-------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            45,409         (30,136)
-------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                        (19,989)        (15,366)
  Proceeds from sale of assets                                     26               5
  Other assets                                                     --           2,550
  Proceeds from lease incentives                                6,451              --
-------------------------------------------------------------------------------------
Net cash used in investing activities                         (13,512)        (12,811)
-------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common shares                          --             783
  Proceeds from issuance of debt                              100,000              --
  Debt issuance costs                                         (13,205)             --
  Net increase (decrease) in:
     Revolving credit facility                               (101,500)         55,000
     Capital leases and other debt                            (21,155)           (274)
-------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities           (35,860)         55,509
-------------------------------------------------------------------------------------

Net (decrease) increase in cash and equivalents                (3,963)         12,562
Cash and equivalents, beginning of period                      35,915          10,562
-------------------------------------------------------------------------------------
Cash and equivalents, end of period                         $  31,952       $  23,124
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the names Value City and Filene's Basement, as well as better-branded off-price shoe stores, under the name DSW Shoe Warehouse ("DSW"). As of August 3, 2002, a total of 254 stores were open, including 116 Value City stores located principally in Ohio (23 stores) and Pennsylvania (18 stores) with the remaining stores dispersed throughout the Midwest, East and South, 117 DSW Shoe Warehouse stores located throughout the United States and 21 Filene's Basement stores ("Filene's Basement") located principally in the Northeast United States.

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

2.      LONG-TERM OBLIGATIONS

     On June 11, 2002, the Company, together with its principal subsidiaries, entered into a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility, (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation, and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which is held equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation.

     The Company recorded an extraordinary loss on debt extinguishment of $3.3 million, $2.1 million net of taxes, as a result of the debt financing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

     $350 Million Revolving Credit Facility

     Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. The facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. At August 3, 2002, $147.0 million was available

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     under the Revolving Credit Facility. Direct borrowings aggregated $110.0 million, plus $28.0 million of letters of credit were issued and outstanding.

     $100 Million Term Loans

     The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Facility. The Company and its principal subsidiaries are obligated on the facility.

     The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if the Company elects a paid-in-kind ("PIK") option. During the first two years of this facility, the Company may elect to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK. The PIK option is limited to 50% of the interest due.

     The Company has agreed to issue to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, June 11, 2002, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

     The issuance of the Warrants is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of the issuance of the Warrants.

     $75 Million Senior Convertible Loan

     The Company has amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement dated March 15, 2000. As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Lenders on the Revolving Credit Agreement and Term Loans. The Senior Convertible Loan is not prepayable for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The convertible notes are convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events. The conversion of the Senior Convertible Loan for shares representing in excess of 19.9% of the shares of Company common stock currently outstanding is subject to shareholder approval. Schottenstein Stores Corporation has agreed to vote its shares of Company common stock in favor of the approval of such conversion rights.

     Long-term obligations consist of the following (in thousands):



                                           August 3,     February 2,
                                                2002            2002
          ------------------------------------------------------------
          Credit facilities:
            Revolving credit facility      $ 110,000       $ 211,000
            Term loans                        99,042              --
            Senior convertible loan           75,000          75,000
            SSC loan                              --          20,000
          ------------------------------------------------------------
                                             284,042         306,000
          Capital lease obligations           31,085          31,281
          Other                                  490             583
          ------------------------------------------------------------
                                             315,617         337,864
          Less current maturities               (743)           (665)
          ------------------------------------------------------------
                                           $ 314,874       $ 337,199
          ------------------------------------------------------------

3.     SHAREHOLDERS' EQUITY

     Shareholders' equity for the six months ended August 3, 2002 consists of (in thousands, except shares):

          Total shareholders' equity, beginning of period             $220,429
          Net Loss                                                      (5,501)
          Amortization of deferred compensation expense                    278
          Net unrealized gain on derivative financial instruments,
             net of income tax provision of $379                           833
          Forfeitures of 570,000 restricted shares at $2,590                --
          Issuance of common stock purchase warrants                     1,000
          ---------------------------------------------------------------------
          Total shareholders' equity, end of period                   $217,039
          ---------------------------------------------------------------------

4.      VALUATION ACCOUNTS

     Reserves established and used for severance costs are the result of head count and job elimination reductions of approximately 360 associates at Value City Department Stores and an inventory alignment reserve as follows (in thousands):

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 Six months ended
                                    ------------------------------------------
                                    August 3, 2002        August 4, 2001
                                    --------------   -------------------------
                                      Severance      Inventory      Severance
                                      ---------      ---------      ---------

 Balance at beginning of period        $  5,357       $ 43,700       $  3,397
 Provisions to establish reserves         1,860             --             --
 Charges/payments                        (5,048)       (43,700)        (2,540)
--------------------------------------------------------------------------------
 Balance at end of period              $  2,169             --       $    857
--------------------------------------------------------------------------------

5.      ADOPTION OF ACCOUNTING STANDARDS

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

     Under SFAS 142, the Company was required to test all existing goodwill for impairment as of February 3, 2002, on an operating segment basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

     The result of testing goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the net loss for the six months ended August 3, 2002.

     The following proforma amount reflects the effect of retroactive application on the previously reported quarter ended May 4, 2002 (in thousands, except per share amounts).


         Net loss before cumulative effect of accounting change       $ (2,695)
         Cumulative effect of accounting change, net of income taxes    (2,080)
      -------------------------------------------------------------------------
         Net loss as restated                                         $ (4,775)
      -------------------------------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Per share amounts:

         Basic and diluted loss per share:
         Net loss before cumulative effect of accounting change        $ (0.08)
         Cumulative effect of accounting change, net of income taxes     (0.08)
         ----------------------------------------------------------------------
         Net loss as restated                                          $ (0.16)
         ----------------------------------------------------------------------


     The proforma effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands, except per share amounts):


                                                    Six months ended
                                              --------------------------
                                              August 3,      August 4,
                                                   2002           2001
         ---------------------------------------------------------------
         Reported net loss                     $ (5,501)      $(13,570)
         Addback goodwill amortization               --          1,670
         ---------------------------------------------------------------
         Adjusted net loss                     $ (5,501)      $(11,900)
         ---------------------------------------------------------------
         Basic and diluted loss per share      $  (0.16)      $  (0.35)

     Amortization of intangible assets are as follows (in thousands):


                                                                            Filene's
                                             Value City           DSW       Basement          Total
                                             ----------           ---       --------          -----
     As of August 3, 2002
        Tradenames:
          Gross amount                        $  1,120       $ 12,749       $  9,900       $ 23,769
          Accumulated amortization                (317)        (3,612)        (1,595)        (5,524)
          Useful life (in years)                    15             15             15

        Favorable lease values:
          Gross amount                        $ 14,417             --       $ 24,993       $ 39,410
          Accumulated amortization              (3,602)            --         (4,563)        (8,165)
          Average useful life (in years)            25             --             20

     As of February 2, 2002
        Tradenames:
          Gross amount                        $  1,120       $ 12,750       $  9,900       $ 23,770
          Accumulated amortization                (280)        (3,188)        (1,265)        (4,733)
          Useful life (in years)                    15             15             15

        Favorable lease values:
          Gross amount                        $ 14,417             --       $ 24,993       $ 39,410
          Accumulated amortization              (3,295)            --         (3,602)        (6,897)
          Average useful life (in years)            25                            20

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):


                                                                         Filene's
                     Fiscal Year        Value City            DSW        Basement          Total
                     -----------        ----------            ---        --------          -----
                         2002             $    688        $   850      $    2,253     $    3,791
                         2003                  681            850           1,794          3,325
                         2004                  676            850           1,794          3,320
                         2005                  676            850           1,794          3,320
                         2006                  676            850           1,794          3,320
                         2007                  676            850           1,794          3,320

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At this time, the Company is currently evaluating the impact of SFAS No. 144.

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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

6.      OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represent net income (loss) plus the results of certain non-shareowner's equity changes not reflected in the Consolidated Statement of Operations.

     The components of comprehensive income (loss), net of tax are as follows (in thousands):

                                                        Three months ended                    Six months ended
                                                  ------------------------------       ------------------------------
                                                     August 3,         August 4,          August 3,         August 4,
                                                          2002              2001               2002              2001
     ----------------------------------------------------------------------------------------------------------------
     Net loss                                            $(726)          $(5,771)           $(5,501)         $(13,570)
     Net unrealized gain (loss), on
        derivative financial instruments,
        net of income tax                                  381            (2,309)               832            (2,309)
     Minimum pension liability,
        net of income tax                                   --                --                 --                --
     ----------------------------------------------------------------------------------------------------------------
     Other comprehensive loss                            $(345)          $(8,080)           $(4,669)         $(15,879)
     ----------------------------------------------------------------------------------------------------------------

     The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):


                                                     August 3,   February 2,
                                                          2002          2002
     -----------------------------------------------------------------------
     Net unrealized loss on derivative
        financial instruments, net of income tax       $(1,762)      $(2,595)
     Minimum pension liability, net of income tax         (971)         (971)
     -----------------------------------------------------------------------
     Accumulated other comprehensive loss              $(2,733)      $(3,566)
     -----------------------------------------------------------------------

7.      INVESTMENT IN JOINT VENTURE

     Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheet and current operations for the period ended August 3, 2002 reflect this acquisition.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following unaudited proforma consolidated financial results for the three and six months ended August 4, 2001 are presented as if the acquisition had taken place at the beginning of the applicable period (in thousands, except per share amounts):

                                           Three Months      Six Months
                                               Proforma        Proforma
                                                  Total           Total
        ---------------------------------------------------------------
        Net sales                           $   562,126     $ 1,115,171

        Net loss                            $    (5,487)    $   (13,401)

        Basic and diluted loss per share    $     (0.16)    $     (0.40)

8.      SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit that is defined as income before interest expense and income taxes.

     Three month period ended August 3, 2002 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----

        Net sales                                         $336,456          $158,833          $73,773          $569,062
        Operating profit                                       892             8,745              388            10,025
        Capital expenditures                                 5,623             8,079              679            14,381
        Depreciation and amortization                       10,280             1,909            1,746            13,935

       Three month period ended August 4, 2001 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----

        Net sales                                         $336,657          $130,916          $68,904          $536,477
        Operating (loss) profit                             (4,732)           (1,397)           4,678            (1,451)
        Capital expenditures                                 4,774               939              119             5,832
        Depreciation and amortization                        9,033             1,684            1,694            12,411

     Six month period ended August 3, 2002 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----

        Net sales                                         $695,681          $314,809         $144,484        $1,154,974
        Operating (loss) profit                             (3,402)           13,732            1,774            12,104
        Capital expenditures                                 8,033            10,637            1,319            19,989
        Depreciation and amortization                       20,557             3,381            3,470            27,408
        Identifiable assets                                420,907           363,230          118,120           902,257

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Six month period ended August 4, 2001 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----

        Net sales                                         $681,499          $252,666         $132,426        $1,066,591
        Operating (loss) profit                            (13,482)            3,716            4,303            (5,463)
        Capital expenditures                                 8,689             5,725              952            15,366
        Depreciation and amortization                       17,816             4,222            3,205            25,243
        Identifiable assets                                399,257           417,728          109,575           926,560

9.      COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not be material.


10.     EARNINGS PER SHARE

     Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share give effect to all dilutive potential common shares outstanding during a period. The quarterly calculation for dilution indicated the result would be antidilutive and therefore would not be included in the statement.

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


                                                    Three months ended                      Six months ended
                                              -------------------------------      ------------------------------
                                                 August 3,         August 4,          August 3,       August 4,
                                                      2002              2001               2002            2001
-----------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
   licensed departments                              100.0%            100.0%             100.0%          100.0%
Cost of sales                                        (60.7)            (61.7)             (61.3)          (61.8)
-----------------------------------------------------------------------------------------------------------------
Gross profit                                          39.3              38.3               38.7            38.2
Selling, general and
   administrative expenses                           (38.0)            (39.4)             (38.0)          (39.4)
License fees from affiliates and
   other operating income                              0.5               0.8                0.4             0.7
-----------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                1.8              (0.3)               1.1            (0.5)

Interest expense, net                                 (1.4)             (1.5)              (1.2)           (1.6)
Income (loss) before equity in loss
   of joint venture, extraordinary item and
   cumulative effect of accounting
   change and income taxes                             0.4              (1.8)              (0.1)           (2.1)
Equity in loss of joint venture                         --                --                 --            (0.1)
-----------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item
   and cumulative effect of accounting
   change and income taxes                             0.4              (1.8)              (0.1)           (2.2)
(Provision) benefit for income taxes                  (0.1)              0.7                 --             0.9
-----------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change                                   0.3              (1.1)              (0.1)           (1.3)
Extraordinary (charge), net of
   income taxes                                       (0.4)               --               (0.2)             --
Cumulative effect of accounting
   change, net of income taxes                          --                --               (0.2)             --
-----------------------------------------------------------------------------------------------------------------
Net loss                                              (0.1)%            (1.1)%             (0.5)%          (1.3)%
-----------------------------------------------------------------------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 3, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 4, 2001

The Company's net sales increased $32.6 million, or 6.1%, from $536.5 million to $569.1 million. Sales for the period ended August 3, 2002 include $24.0 million attributable to sales of departments formally operated by the joint venture VCM, Ltd. Comparable stores sales decreased 4.3% for the quarter. By segment, comparable store sales were:

                                              Three months ended
                                           -----------------------
                                           August 3,   August 4,
                                                2002        2001
              ----------------------------------------------------
              Value City Department Stores      (6.1)%      (7.2)%
              DSW                               (2.1)%       1.3%
              Filene's Basement                  1.2%        2.8%
              ----------------------------------------------------
              Total                             (4.3)%      (4.5)%
              ----------------------------------------------------

Value City Department Store's non-apparel comparable sales decreased 5.8% while apparel sales decreased 8.1%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the quarter of 14.1%, 11.4% and 2.8%, respectively, and shoe sales increased 3%.

DSW sales were $158.8 million, a 21.3% increase in the quarter, which includes a net increase of 28 stores.

Filene's Basement sales were $73.8 million, a 7.1% increase in the quarter, which includes a net increase of 2 stores.

Gross profit increased $18.0 million, an 8.8% improvement, from $205.6 million to $223.6 million, and increased as a percentage of sales to 39.3%. Gross profit, as a percent of sales by segment in the second quarter, was:

                                             Three months ended
                                            --------------------
                                            August 3,  August 4,
                                                 2002       2001
               -------------------------------------------------
               Value City Department Stores      39.7%      38.8%
               DSW                               40.9%      38.3%
               Filene's Basement                 33.9%      36.0%
               -------------------------------------------------
               Total                             39.3%      38.3%
               -------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $4.7 million, from $211.3 million to $216.0 million, and decreased as a percentage of sales from 39.4% to 38.0%. This increase includes $7.0 million attributable to new stores in operation at DSW and Filene's Basement, a charge of $0.7 million for store closings and a $0.2 million provision for severance costs. SG&A for the quarter ended August 4, 2001 included $0.8 million of goodwill amortization. SG&A as a percent of sales by segment in the second quarter was:

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                             Three months ended
                                            ---------------------
                                            August 3,  August 4,
                                                 2002       2001
               -------------------------------------------------
               Value City Department Stores      39.9%      41.1%
               DSW                               35.5%      39.7%
               Filene's Basement                 34.3%      30.3%
               -------------------------------------------------
               Total                             38.0%      39.4%
               -------------------------------------------------


License fees from affiliates and other operating income decreased $1.8 million, from $4.2 million to $2.4 million, and decreased as a percentage of sales from 0.8% to 0.4% as a result of VCM, Ltd. acquisition. License fees received from the VCM, Ltd. joint venture in the quarter ended August 4, 2001 were approximately $1.7 million.

Operating profit (loss) increased $11.5 million, from a loss of $1.5 million to income of $10.0 million, and increased as a percentage of sales from a loss of 0.3% to income of 1.8%.

Net interest expense for the quarter decreased $0.2 million to $7.9 million. This decrease is due primarily to a $44.1 million drop in average borrowings from last year to this year, primarily due to inventory management and expense controls and a 5.7% decrease in our weighted average borrowing rate.

Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheet as of August 3, 2002 and February 2, 2002, and statements of operations for the three month period ended August 3, 2002 reflect this acquisition.

The Company recorded an extraordinary loss on debt extinguishment of $3.3 million, $2.1 million net of taxes, as a result of the debt refinancing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2001

The Company's net sales increased $88.4 million, or 8.3%, from $1,066.6 million to $1,155.0 million. Sales for the six-month period ended August 3, 2002 include $49.1 million attributable to sales of departments formally operated by the joint venture VCM, Ltd. Comparable stores sales decreased 2.1%. By segment, comparable store sales were:

                                              Six months ended
                                          -----------------------
                                           August 3,   August 4,
                                                2002        2001
              ---------------------------------------------------
              Value City Department Stores      (3.6)%      (6.8)%
              DSW                               (0.4)%       1.8%
              Filene's Basement                  3.0%        6.3%
              ---------------------------------------------------
              Total                             (2.1)%      (4.2)%
              ---------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Value City Department Store's non-apparel comparable sales decreased 1.9% while apparel sales decreased 5.4%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the six-month period of 7.8%, 9.0% and 1.6%, respectively, and shoe sales increased 1.1%.

DSW sales were $314.8 million, a 24.6% increase in the six-month period, which includes a net increase of 28 stores.

Filene's Basement sales were $144.5 million, a 9.1% increase in the six-month period, which includes a net increase of 2 stores.

Gross profit increased $39.3 million, a 9.6% improvement from $407.5 million to $446.8 million, and increased as a percentage of sales from 38.2% to 38.7%. Gross profit, as a percent of sales by segment in the six-month period, was:

                                                 Six months ended
                                              ----------------------
                                              August 3,    August 4,
                                                   2002         2001
             -------------------------------------------------------
             Value City Department Stores          38.8%        38.4%
             DSW                                   40.0%        39.0%
             Filene's Basement                     35.4%        35.8%
             -------------------------------------------------------
             Total                                 38.7%        38.2%
             -------------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $19.5 million, from $419.8 million to $439.3 million, and decreased as a percentage of sales from 39.4% to 38.0%. This increase includes $11.7 million attributable to new stores in operation at DSW and Filene's Basement, a charge of $1.8 million for store closings and a $1.9 million provision for severance costs. SG&A for the six months ended August 3, 2001 included $1.7 million of goodwill amortization. SG&A as a percent of sales by segment in the six-month period was:

                                                  Six months ended
                                              -------------------------
                                              August 3,      August 4,
                                                   2002           2001
           -----------------------------------------------------------
           Value City Department Stores            39.8%          41.2%
           DSW                                     35.7%          37.6%
           Filene's Basement                       34.9%          33.4%
           -----------------------------------------------------------
           Total                                   38.0%          39.4%
           -----------------------------------------------------------

License fees from affiliates and other operating income decreased $2.2 million, from $6.8 million to $4.6 million, and decreased as a percentage of sales from 0.6% to 0.4% as a result of VCM, Ltd. acquisition. License fees received from the VCM, Ltd. joint venture in the six-month period ended August 4, 2001 were approximately $3.1 million.

Operating profit (loss) increased $17.6 million, from a loss of $5.5 million to income of $12.1 million, and increased as a percentage of sales from a loss of 0.5% to income of 1.0%.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net interest expense for the six-month period decreased $2.3 million to $14.2 million. This decrease is due primarily to a $34.0 million drop in average borrowings from last year to this year, primarily due to inventory management and expense controls and a 20.2% decrease in our weighted average borrowing rate.

Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheets as of August 3, 2002 and February 2, 2002 and statements of operations for the six month period ended August 3, 2002 reflect this acquisition.

Under SFAS 142, the Company was required to test all existing goodwill for impairment as of February 3, 2002, on an operating segment basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

The result of testing goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the net loss for the six months ended August 3, 2002.

The Company recorded an extraordinary loss on debt extinguishment of $3.4 million, $2.1 million net of taxes, as a result of the debt refinancing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

The effective tax rate for fiscal 2002 is 35.6% versus 41.4% for fiscal 2001. The Company expects its tax rate to trend lower than last year, the extent to which will depend upon the relative taxable income in the various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $209.0 million at August 3, 2002, compared to $273.9 million at August 4, 2001. Current ratios at those dates were each 1.63 and 1.93, respectively.

Net cash provided by operating activities totaled $45.4 million for the six months ended August 3, 2002 compared to a use of cash of $30.1 million for the six months ended August 4, 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended August 3, 2002 was $42.1 million.

Net cash used for capital expenditures was $13.5 million and $15.4 million for the six months ended August 3, 2002 and August 4, 2001, respectively. During the six months ended August 3, 2002, capital expenditures included $2.9 million for new stores, $7.7 million on remodeled and existing stores, $1.4 million for MIS upgrades and new systems and $1.5 million for office and warehousing.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On June 11, 2002, the Company, together with its principal subsidiaries, entered into a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility, (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation, and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which is held equally by by Cerberus Partners, L.P. and Schottenstein Stores Corporation.

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

$100 Million Term Loans

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Loans. The Company and its principal subsidiaries are obligated on the Term Loans.

The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if the Company elects a paid-in-kind ("PIK") option. During the first two years of this facility, the Company may pay all interest by PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

The Company has agreed to issue to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, June 11, 2002, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

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

Under SFAS 142, the Company was required to test all existing goodwill for impairment as of February 3, 2002, on an operating segment basis. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

The result of testing goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the new loss for the six months ended August 3, 2002.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of. The FASB decided to establish a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At this time, the Company is currently evaluating the impact of SFAS No. 144.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, or contained in other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, our ability to attain our fiscal 2002 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with the terms of our credit facilities, our ability to strengthen our liquidity, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

       Item 3.     DEFAULTS UPON SENIOR SECURITIES. Not applicable

       Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

       Item 5.     OTHER INFORMATION. Not applicable

       Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                   Part A     Exhibits.

                         Exhibit No.         Document
                         -----------         --------

                             10 Employment Agreement by and between Value City Department Stores, Inc. and John C. Rossler, effective as of February 3, 2002.

                             99.1            Certification Pursuant to 18 U.S.C.
                                             Section 1350, as adopted, Pursuant
                                             to Section 906 of the
                                             Sarbanes-Oxley Act of 2002 by the
                                             Chief Executive Officer.

                             99.2            Certification Pursuant to 18 U.S.C.
                                             Section 1350, as adopted, Pursuant
                                             to Section 906 of the
                                             Sarbanes-Oxley Act of 2002 by the
                                             Chief Financial Officer.

                   Part B     Reports on Form 8-K.

                      On June 12, 2002, we filed a Form 8-K, Items 5 and 7, relating to our new credit facility.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VALUE CITY DEPARTMENT STORES, INC.
                                    (Registrant)
                                    ------------


Date:  September 12, 2002           By:  /s/ James A. McGrady
                                         --------------------------------
                                         James A. McGrady,
                                         Chief Financial Officer and Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C. Rossler, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Value City Department Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 12, 2002

                                     /s/ John C. Rossler
                                     ------------------------------------------
                                        John C. Rossler
                                     President and Chief Executive Officer of
                                        Value City Department Stores, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. McGrady, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Value City Department Stores, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 12, 2002

                                   /s/ James A. McGrady
                                   -----------------------------------
                                     James A. McGrady
                                     Executive Vice President, Chief Financial
                                       Officer, Treasurer and Secretary of
                                       Value City Department Stores, Inc.