Form 10-Q
period 2002-11-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 2002-12-13
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 2, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
             (Exact name of registrant as specified in its charter)


                    Ohio                                   31-1322832
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

     3241 Westerville Road, Columbus, Ohio                    43224
    (Address of principal executive offices)                (Zip Code)

                                 (614) 471-4722
               Registrant's telephone number, including area code

                                 Not applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding of Common Stock, without par value, as of December 6, 2002 was 33,913,374.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at November 2, 2002
                      and February 2, 2002.......................................................................   3

                  Condensed Consolidated Statements of Operations for the three
                      and nine months ended November 2, 2002 and November 3, 2001................................   4

                  Condensed Consolidated Statements of Cash Flows for the nine
                      months ended November 2, 2002 and November 3, 2001.........................................   5

                  Notes to the Consolidated Financial Statements.................................................   6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................  15

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................  23

        Item 4.   Controls and Procedures........................................................................  23

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................  24

        Item 2.   Changes in Securities and Use of Proceeds......................................................  24

        Item 3.   Defaults Upon Senior Securities................................................................  24

        Item 4.   Submission of Matters to a Vote of Security Holders............................................  24

        Item 5.   Other Information..............................................................................  25

        Item 6.   Exhibits and Reports on Form 8-K...............................................................  25

Signature........................................................................................................  26

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........................................  27

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            November 2,   February 2,
                                                                  2002          2002
                                                              --------      --------
             ASSETS
             Cash and equivalents                               $  30,626    $  35,915
             Accounts receivable, net                              18,423        6,650
             Receivables from affiliates                              533          905
             Inventories                                          487,931      396,830
             Prepaid expenses and other assets                     19,278       15,741
             Deferred income taxes                                 60,159       63,102
                                                                ---------    ---------
             Total current assets                                 616,950      519,143
                                                                ---------    ---------

             Property and equipment, net                          238,180      244,644

             Goodwill                                              37,619       40,974
             Tradenames and other intangibles, net                 48,579       51,652
             Other assets                                          35,523       23,898
                                                                ---------    ---------
                                                                $ 976,851    $ 880,311
                                                                =========    =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

             Accounts payable                                   $ 231,097    $ 149,864
             Accounts payable to affiliates                         2,653        8,909
             Accrued expenses                                     135,337      130,930
             Current maturities of long-term obligations              782          665
                                                                ---------    ---------
             Total current liabilities                            369,869      290,368
                                                                ---------    ---------

             Long-term obligations, net of current maturities     354,752      337,199
             Deferred rent and other noncurrent liabilities        38,193       32,315
             Commitments and contingencies                           --           --

             Common shares, without par value;
               80,000,000 authorized; issued, including
               treasury shares, 33,913,374 and
               34,227,540 shares, respectively                    144,182      145,772
             Retained earnings                                     73,435       82,432
             Deferred compensation expense, net                    (1,132)      (4,150)
             Treasury shares, at cost, 7,651 shares                   (59)         (59)
             Accumulated other comprehensive loss                  (2,389)      (3,566)
                                                                ---------    ---------
                                                                  214,037      220,429
                                                                ---------    ---------
                                                                $ 976,851    $ 880,311
                                                                =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three months ended              Nine months ended
                                               November 2,      November 3,   November 2,  November 3,
                                                   2002          2001            2002             2001
                                              -----------    -----------    -----------    -----------
Net sales, excluding sales of
   licensed departments                       $   616,990    $   584,403    $ 1,771,964    $ 1,650,994
Cost of sales                                    (383,921)      (360,943)    (1,092,109)    (1,020,041)
                                              -----------    -----------    -----------    -----------
Gross profit                                      233,069        223,460        679,855        630,953
Selling, general and
   administrative expenses                       (231,241)      (229,185)      (670,516)      (648,981)
License fees from affiliates                          309          2,592          1,990          6,843
Other operating income                                948          1,658          3,860          4,247
                                              -----------    -----------    -----------    -----------
Operating profit (loss)                             3,085         (1,475)        15,189         (6,938)
Interest expense, net                              (8,765)        (7,406)       (22,966)       (23,900)
                                              -----------    -----------    -----------    -----------
Loss before equity in loss
   of joint venture, extraordinary item and
   cumulative effect of accounting
   change and income taxes                         (5,680)        (8,881)        (7,777)       (30,838)
Equity in loss of joint venture                        --         (1,242)            --         (2,453)
                                              -----------    -----------    -----------    -----------
Loss before extraordinary
   item and cumulative effect of accounting
   change and income taxes                         (5,680)       (10,123)        (7,777)       (33,291)
Benefit for income taxes                            2,184          3,645          2,930         13,243
                                              -----------    -----------    -----------    -----------
Loss before extraordinary
   item and cumulative effect of
   accounting change                               (3,496)        (6,478)        (4,847)       (20,048)
Extraordinary (charge), net of
   income taxes                                        --             --         (2,070)            --
Cumulative effect of accounting
   change, net of income taxes                         --             --         (2,080)            --
Net loss                                      $    (3,496)   $    (6,478)   $    (8,997)   $   (20,048)
                                              ===========    ===========    ===========    ===========

Weighted average shares outstanding                33,677         33,570         33,652         33,539
Basic and diluted loss per share:
Loss before extraordinary item and cum-
   ulative effect of accounting change        $     (0.10)   $     (0.19)   $     (0.15)   $     (0.60)

Extraordinary (charge), net of
   income taxes                                        --             --          (0.06)            --
Cumulative effect of accounting
   change, net of income taxes                         --             --          (0.06)            --
                                              -----------    -----------    -----------    -----------
Net loss                                      $     (0.10)   $     (0.19)   $     (0.27)   $     (0.60)
                                              ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               Nine months ended
                                                           November 2,   November 3,
                                                                 2002          2001
                                                             --------     --------
Cash flows from operating activities:
Net loss                                                      $ (8,997)   $(20,048)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Extraordinary charge                                        2,070          --
     Cumulative effect of accounting change                      2,080          --
     Depreciation and amortization                              41,273      38,972
     Deferred income taxes and other noncurrent liabilities      2,959     (19,194)
     Equity in loss of joint venture                                --       2,453
     Loss on disposal of assets                                  1,372          13
Change in working capital, assets and liabilities:
     Receivables                                               (11,401)     49,270
     Inventories                                               (91,101)    (99,548)
     Prepaid expenses and other assets                          (3,782)      6,454
     Accounts payable                                           74,977      31,172
     Accrued expenses                                            4,464      (8,384)
                                                              --------    --------
Net cash provided by (used in) operating activities             13,914     (18,840)
                                                              --------    --------

Cash flows from investing activities:
  Capital expenditures                                         (30,042)    (22,588)
  Proceeds from sale of assets                                      45         131
  Proceeds from lease incentives                                 6,436          --
                                                              --------    --------
Net cash used in investing activities                          (23,561)    (22,457)
                                                              --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common shares                           --         784
  Proceeds from issuance of debt                                65,500      40,000
  Debt issuance costs                                          (13,205)         --
  Net (decrease) increase in:
     Revolving credit facility                                 (27,500)     15,000
     Capital leases and other debt                             (20,437)        293
                                                              --------    --------
Net cash provided by financing activities                        4,358      56,077
                                                              --------    --------

Net (decrease) increase in cash and equivalents                 (5,289)     14,780
Cash and equivalents, beginning of period                       35,915      10,562
                                                              --------    --------
Cash and equivalents, end of period                           $ 30,626    $ 25,342
                                                              ========    ========

Non cash transaction:
     Issuance of warrants                                     $  1,000          --

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company operates a chain of full-line, off-price department stores, principally under the names Value City Department Stores and Filene's Basement, as well as better-branded off-price shoe stores, under the name DSW Shoe Warehouse ("DSW"). DSW operates 70 leased shoe departments with a non-affiliated Company. As of November 2, 2002, a total of 260 stores were open, including 116 Value City stores located principally in Ohio (23 stores) and Pennsylvania (18 stores) with the remaining stores dispersed throughout the Midwest, East and South, 124 DSW Shoe Warehouse stores located throughout the United States and 20 Filene's Basement stores ("Filene's Basement") located principally in the Northeast United States.

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year-end financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to present fairly the consolidated financial position and results of operations for the periods presented have been included. For further information, refer to the financial statement and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     To facilitate comparisons with the current year, certain previously reported balances have been reclassified to conform with the current period presentation.

2.      LONG-TERM OBLIGATIONS

     On June 11, 2002, the Company, together with its principal subsidiaries, entered into a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility, (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation ("SSC"), and
     (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which is held equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation.

     The Company recorded an extraordinary loss on debt extinguishment of $3.3 million, $2.1 million net of taxes, as a result of the debt financing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

     $350 Million Revolving Credit Facility

     Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their invento-

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     ries and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. The facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. The final maturity date is June 11, 2005. At November 2, 2002, $148.0 million was available under the Revolving Credit Facility. Direct borrowings aggregated $150.0 million, plus $15.1 million of letters of credit were issued and outstanding.

     $100 Million Term Loans

     The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Facility. The Company and its principal subsidiaries are obligated on the facility. The final maturity date is June 11, 2005.

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

     The Company issued to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, June 11, 2002, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

     $75 Million Senior Convertible Loan

     The Company has amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement dated March 15, 2000. As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Lenders on the Revolving Credit Agreement and Term Loans. The Senior Convertible Loan is not prepayable for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two indi-

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     viduals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

     The convertible notes are convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events. The final maturity date is June 10, 2009.

     Long-term obligations consist of the following (in thousands):

                                                 November 2,  February 2,
                                                     2002         2002
                                                ---------    ---------
                  Credit facilities:
                    Revolving credit facility   $ 150,000    $ 211,000
                    Term loans                    100,000           --
                    Senior convertible loan        75,000       75,000
                    SSC loan                           --       20,000
                   Warrant valuation                 (875)          --
                                                ---------    ---------
                                                  324,125      306,000
                  Capital lease obligations        30,990       31,281
                  Other                               419          583
                                                ---------    ---------
                                                  355,534      337,864
                  Less current maturities            (782)        (665)
                                                ---------    ---------
                                                $ 354,752    $ 337,199
                                                =========    =========

3.     SHAREHOLDERS' EQUITY

     Shareholders' equity for the nine months ended November 2, 2002 consists of (in thousands, except shares):

                   Total shareholders' equity, beginning of period                                   $220,429
                   Net Loss                                                                            (8,997)
                   Amortization of deferred compensation expense                                          428
                   Net unrealized gain on derivative financial instruments,
                      net of income tax provision of $457                                               1,360
                   Minimum pension liability, net of income tax
                      provision of $272                                                                  (183)
                   Forfeitures of 570,000 restricted shares at $2,590                                      --
                   Issuance of common stock purchase warrants                                           1,000
                                                                                                     --------
                   Total shareholders' equity, end of period                                         $214,037
                                                                                                     ========

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.      VALUATION ACCOUNTS

     Reserves established and used for severance costs are the result of head count and job elimination reductions of approximately 400 associates at Value City Department Stores and an inventory alignment reserve as follows (in thousands):

                                                     Nine months ended
                                             -----------------------------------
                                          November 2, 2002       November 3, 2001
                                          ----------------     ------------------
                                              Severance        Inventory  Severance
                                             --------         ------      ------
     Balance at beginning of period          $  5,357         $ 43,700    $  3,397
     Provisions to establish reserves           3,218               --          --
     Charges/payments                          (6,155)         (43,700)     (3,397)
                                             --------         --------    --------
     Balance at end of period                $  2,420         $     --    $     --
                                             ========         ========    ========


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

     Under SFAS 142, the Company was initially required to test all existing goodwill for impairment as of February 3, 2002, on an operating segment basis and perform an annual test thereafter. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

     The initial result of testing for goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the net loss for the nine months ended November 2, 2002. At November 2, 2002, the Company had $37.6 million of goodwill subject to annual testing.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following proforma amount reflects the effect of retroactive application on the previously reported quarter ended May 4, 2002 (in thousands, except per share amounts).

         Net loss before cumulative effect of accounting change        $  (2,695)
         Cumulative effect of accounting change, net of income taxes      (2,080)
                                                                       ---------
         Net loss as restated                                          $  (4,775)
                                                                       =========

     Per share amounts:

         Basic and diluted loss per share:
         Net loss before cumulative effect of accounting change        $   (0.08)
         Cumulative effect of accounting change, net of income taxes       (0.06)
                                                                       ---------
         Net loss as restated                                          $   (0.14)
                                                                       =========

     The proforma effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands, except per share amounts):

                                          Nine months ended
                                        --------------------
                                       November 2,   November 3,
                                          2002         2001
                                        --------    --------
     Reported net loss                  $ (8,997)   $(20,048)
     Addback goodwill amortization            --       2,504
                                        --------    --------
     Adjusted net loss                  $ (8,997)   $(17,544)
                                        ========    ========
     Basic and diluted loss per share   $  (0.27)   $  (0.52)

     Amortization of intangible assets are as follows (in thousands):

                                                               Filene's
                                      Value City    DSW        Basement      Total
                                      ----------    ---        --------      -----
As of November 2, 2002
   Tradenames:
     Gross amount                     $  1,120    $ 12,750    $  9,900    $ 23,770
     Accumulated amortization             (336)     (3,825)     (1,760)     (5,921)
     Useful life (in years)                 15          15          15

   Favorable lease values:
     Gross amount                     $ 14,417    $    140    $ 23,057    $ 37,614
     Accumulated amortization           (3,755)        (47)     (3,082)     (6,884)
     Average useful life (in years)         25          14          20

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As of February 2, 2002
   Tradenames:
     Gross amount                     $  1,120    $ 12,750    $  9,900    $ 23,770
     Accumulated amortization             (280)     (3,189)     (1,265)     (4,734)
     Useful life (in years)                 15          15          15

   Favorable lease values:
     Gross amount                     $ 14,417    $    140    $ 24,993    $ 39,550
     Accumulated amortization           (3,295)        (37)     (3,602)     (6,934)
     Average useful life (in years)         25          14          20

     Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

                                                                                     Filene's
                       Fiscal Year                  Value City            DSW        Basement          Total
                       -----------                  ----------            ---        --------          -----
                            2002                      $    688        $   863      $    2,253     $    3,804
                            2003                           681            863           1,794          3,338
                            2004                           676            863           1,794          3,333
                            2005                           676            863           1,794          3,333
                            2006                           676            855           1,794          3,325
                            2007                           676            854           1,794          3,324

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position. The Company for fiscal year 2003 will be required to reclassify the loss on

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     the extinguishment of debt from extraordinary to operating profit, in the condensed consolidated statements of operations, under the provisions of SFAS No. 145.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

6.      OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareholder's equity changes not reflected in the Consolidated Statement of Operations.

     The components of comprehensive loss, net of tax are as follows (in thousands):

                                                        Three months ended                       Nine months ended
                                                        ------------------                       -----------------
                                                   November 2,         November 3,        November 2,         November 3,
                                                          2002                2001               2002                2001
                                                       -------             -------            -------            --------
     Net loss                                          $(3,496)            $(6,478)           $(8,997)           $(20,048)
     Net unrealized gain (loss), on
        derivative financial instru-
        ments, net of income tax                           528                (833)             1,360              (3,142)
     Minimum pension liability,
        net of income tax                                 (183)                 --               (183)                 --
                                                       -------             -------            -------            --------
     Other comprehensive loss                          $(3,151)            $(7,311)           $(7,820)           $(23,190)
                                                       =======             =======            =======            ========

     The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

                                                                           November 2,            February 2,
                                                                                  2002                  2002
                                                                               -------               -------
             Net unrealized loss on derivative
                financial instruments, net of income tax                       $(1,235)              $(2,595)
             Minimum pension liability, net of income tax                       (1,154)                 (971)
                                                                               -------               -------
             Accumulated other comprehensive loss                              $(2,389)              $(3,566)
                                                                               =======               =======

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.      INVESTMENT IN JOINT VENTURE

     Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheet and current operations for the period ended November 2, 2002 reflect this acquisition.

     The following unaudited proforma consolidated financial results for the three and nine months ended November 3, 2001 are presented as if the acquisition had taken place at the beginning of the applicable period (in thousands, except per share amounts):

                                                                        Three Months         Nine Months
                                                                            Proforma            Proforma
                                                                               Total               Total
                                                                               -----               -----
                      Net sales                                        $     613,295     $     1,728,466

                      Net loss                                         $      (6,724)    $       (20,125)

                      Basic and diluted loss per share                 $      (0.20)     $         (0.60)

8.      SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as the operating (loss) profit before interest expense and income taxes.

     Three month period ended November 2, 2002 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----
        Net sales                                         $367,010          $170,193          $79,787          $616,990
        Operating (loss) profit                             (2,122)            3,147            2,060             3,085
        Capital expenditures                                 2,716             6,771              566            10,053
        Depreciation and amortization                       11,461               723            1,681            13,865

     Three month period ended November 3, 2001 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----
        Net sales                                         $370,543          $136,219          $77,641          $584,403
        Operating (loss) profit                             (4,645)            2,094            1,076            (1,475)
        Capital expenditures                                 2,175             5,432              216             7,823
        Depreciation and amortization                        8,640             3,264            1,825            13,729

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Nine month period ended November 2, 2002 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----
        Net sales                                       $1,062,691          $485,002         $224,271        $1,771,964
        Operating (loss) profit                             (5,524)           16,879            3,834            15,189
        Capital expenditures                                10,749            17,408            1,885            30,042
        Depreciation and amortization                       32,018             4,104            5,151            41,273
        Identifiable assets                                581,754           277,927          117,170           976,851

     Nine month period ended November 2, 2001 (in thousands):

                                                        Value City               DSW         Filene's             Total
                                                        ----------               ---         --------             -----
        Net sales                                       $1,052,042          $388,885         $210,067        $1,650,994
        Operating (loss) profit                            (18,127)            5,810            5,379            (6,938)
        Capital expenditures                                10,022            11,999              567            22,588
        Depreciation and amortization                       26,456             7,486            5,030            38,972
        Identifiable assets                                661,101           194,556          118,101           973,758

9.      COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings that are incidental to the conduct of its business. In the opinion of management, the amount of any liability with respect to these proceedings will not have a material adverse impact on the Company's financial position or results of operations.

10.     EARNINGS PER SHARE

     Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share give effect to all dilutive potential common shares outstanding during a period. The quarterly calculation for dilution indicated that the result would be antidilutive and therefore is not included in the statement of operations.

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

                                                        Three months ended                       Nine months ended
                                                        ------------------                       -----------------
                                                     November 2,        November 3,          November 2,       November 3,
                                                            2002               2001                 2002              2001
                                                            ----               ----                 ----              ----
Net sales, excluding sales of
    licensed departments                                   100.0%             100.0%             100.0%              100.0%
Cost of sales                                              (62.2)             (61.8)             (61.6)              (61.8)
                                                            ----               ----               ----                ----
Gross profit                                                37.8               38.2               38.4                38.2
 Selling, general and
    administrative expenses                                (37.5)             (39.2)             (37.8)              (39.3)
License fees from affiliates and
    other operating income                                   0.2                0.7                0.3                 0.7
                                                            ----               ----               ----                ----
 Operating profit (loss)                                     0.5               (0.3)               0.9                (0.4)

Interest expense, net                                       (1.4)              (1.2)              (1.3)               (1.4)
                                                            ----               ----               ----                ----
 Loss before equity in loss
    of joint venture, extraordinary item
    and cumulative effect of accounting
    change and income taxes                                 (0.9)              (1.5)              (0.4)               (1.8)
Equity in loss of joint venture                               --               (0.2)                 --               (0.2)
                                                            ----               ----               ----                ----
 Loss before extraordinary item
   and cumulative effect of accounting
   change and income taxes                                  (0.9)              (1.7)              (0.4)               (2.0)
Benefit for income taxes                                     0.3                0.6                0.1                 0.8
                                                            ----               ----               ----                ----
 Loss before extraordinary
   item and cumulative effect of
   accounting change                                        (0.6)              (1.1)              (0.3)               (1.2)
Extraordinary (charge), net of
   income taxes                                               --                 --               (0.1)                 --
Cumulative effect of accounting
   change, net of income taxes                                --                 --               (0.1)                 --
                                                            ----               ----               ----                ----
 Net loss                                                    (0.6)%             (1.1)%             (0.5)%              (1.2)%
                                                            ====               ====               ====                ====

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 2001

The Company's net sales increased $32.6 million, or 5.6%, from $584.4 million to $617.0 million. Sales for the period ended November 2, 2002 include $27.3 million attributable to sales of departments formally operated by the joint venture VCM, Ltd. Comparable stores sales decreased 4.6% for the quarter. By segment, comparable store sales were:

                                                                    Three months ended
                                                            --------------------------------
                                                            November 2,          November 3,
                                                               2002                 2001
                                                            -----------          -----------
               Value City Department Stores                    (7.2)%              (0.1)%
               DSW                                              1.8%               (2.4)%
               Filene's Basement                                0.0%               (1.2)%
                                                            -----------          -----------
               Total                                           (4.6)%              (0.7)%
                                                            ===========          ===========

Value City Department Store's non-apparel comparable sales decreased 5.8% while apparel sales decreased 8.3%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the quarter of 10.8%, 12.7% and 2.8%, respectively, and shoe sales decreased 4.7%.

DSW sales were $170.2 million, a 24.9% increase in the quarter, which includes a net increase of 26 stores and 62 leased shoe departments.

Filene's Basement sales were $79.8 million, a 2.8% increase in the quarter, with net stores remaining unchanged.

Gross profit increased $9.6 million, a 4.3% improvement, from $223.5 million to $233.1 million, and decreased as a percentage of sales from 38.2% to 37.8%. Gross profit, as a percent of sales by segment in the third quarter, was:

                                                                  Three months ended
                                                          --------------------------------
                                                          November 2,          November 3,
                                                             2002                 2001
                                                          -----------          -----------
               Value City Department Stores                  37.9%               38.6%
               DSW                                           39.7%               39.4%
               Filene's Basement                             33.0%               34.6%
                                                          -----------          -----------
               Total                                         37.8%               38.2%
                                                          ===========          ===========

Selling, general and administrative expenses ("SG&A") increased $2.0 million, from $229.2 million to $231.2 million, and decreased as a percentage of sales from 39.2% to 37.5%. This increase includes $10.9 million attributable to new stores in operation at DSW and Filene's Basement and a $1.4 million provision for severance costs. SG&A for the quarter ended November 3, 2001 includes $0.8 million of goodwill amortization and includes an additional charge of $7.9 million across all segments for costs associated with employee health and welfare and employment taxes. In addition, the 2001 quarter includes a charge of $1.3 million for two store closings in Value City. SG&A as a percent of sales by segment in the third quarter was:

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                                             Three months ended
                                                       --------------------------------
                                                       November 2,          November 3,
                                                          2002                 2001
                                                       -----------          -----------
               Value City Department Stores               38.8%               40.9%
               DSW                                        37.9%               37.8%
               Filene's Basement                          30.8%               33.6%
                                                       -----------          -----------
               Total                                      37.5%               39.2%
                                                       ===========          ===========

License fees from affiliates and other operating income decreased $3.0 million, from $4.3 million to $1.3 million, and decreased as a percentage of sales from 0.7% to 0.2% as a result of VCM, Ltd. acquisition. License fees received from the VCM, Ltd. joint venture in the quarter ended November 3, 2001 were approximately $2.1 million.

Operating profit improved $4.6 million, from a loss of $1.5 million to income of $3.1 million, and increased as a percentage of sales from a loss of 0.3% to income of 0.5%.

Net interest expense for the quarter increased $1.4 million to $8.8 million.
This increase is due primarily to an increase of 248 basis points in our weighted average borrowing rate, offset by a $42.2 million decline in our average borrowings from last year to this year, primarily due to inventory management and expense controls.

Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheets as of November 2, 2002 and February 2, 2002, and statements of operations for the three month period ended November 2, 2002 reflect this acquisition.

The effective tax rate for the three months ended November 2, 2002 is 38.5% versus 36.0% for the three months ended November 3, 2001.

NINE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 3,
2001

The Company's net sales increased $121.0 million, or 7.3%, from $1,651.0 million to $1,772.0 million. Sales for the nine-month period ended November 2, 2002 include $76.4 million attributable to sales of departments formally operated by the joint venture VCM, Ltd. Comparable stores sales decreased 3.0% for the nine month period. By segment, comparable store sales were:

                                                                 Nine months ended
                                                          --------------------------------
                                                          November 2,          November 3,
                                                             2002                 2001
                                                          -----------          -----------
               Value City Department Stores                  (4.9)%              (4.6)%
               DSW                                            0.3%                0.4%
               Filene's Basement                              1.9%                2.3%
                                                          -----------          -----------
               Total                                         (3.0)%              (3.0)%
                                                          ===========          ===========

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Value City Department Store's non-apparel comparable sales decreased 3.2% while apparel sales decreased 6.5%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the nine-month period of 9.0%, 10.3% and 2.0%, respectively, and shoe sales decreased 1.0%.

DSW sales were $485.0 million, a 24.7% increase in the nine month period, which includes a net increase of 20 stores and 70 leased shoe departments.

Filene's Basement sales were $224.3 million, a 6.8% increase in the nine month period, with net stores remaining unchanged.

Gross profit increased $48.9 million, a 7.8% improvement from $631.0 million to $679.9 million, and increased as a percentage of sales from 38.2% to 38.4%. Gross profit, as a percent of sales by segment in the nine-month period, was:

                                                        November 2,          November 3,
                                                           2002                 2001
                                                        -----------          -----------
               Value City Department Stores                38.5%               38.5%
               DSW                                         39.9%               39.1%
               Filene's Basement                           34.5%               35.3%
                                                        -----------          -----------
               Total                                       38.4%               38.2%
                                                        ===========          ===========

Selling, general and administrative expenses ("SG&A") increased $21.5 million, from $649.0 million to $670.5 million, and decreased as a percentage of sales from 39.3% to 37.8%. This increase includes $22.6 million attributable to new stores in operation at DSW and Filene's Basement, a charge of $1.7 million for store closings and a $3.2 million provision for severance costs. SG&A for the nine months ended November 3, 2001 included $2.5 million of goodwill amortization and an additional charge of $7.9 million across all segments for costs associated with employee health and welfare and employment taxes plus a charge of $1.3 million for two store closings in Value City. SG&A as a percent of sales by segment in the nine month period was:

                                                                           November 2,          November 3,
                                                                              2002                 2001
                                                                           -----------          -----------
               Value City Department Stores                                   39.4%               41.1%
               DSW                                                            36.4%               37.7%
               Filene's Basement                                              33.5%               33.5%
                                                                           -----------          -----------
               Total                                                          37.8%               39.3%
                                                                           ===========          ===========

License fees from affiliates and other operating income decreased $5.2 million, from $11.1 million to $5.9 million, and decreased as a percentage of sales from 0.7% to 0.3% as a result of VCM, Ltd. acquisition. License fees received from the VCM, Ltd. joint venture in the nine month period ended November 3, 2001 were approximately $5.2 million.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating profit improved $22.1 million, from a loss of $6.9 million to income of $15.2 million, and increased as a percentage of sales from a loss of 0.4% to income of 0.9%.

Net interest expense for the nine-month period decreased $1.0 million to $23.0 million. This decrease is due primarily to a $36.7 million drop in weighted average borrowings from last year to this year, primarily due to inventory management and expense controls and a 0.2% decrease in our weighted average borrowing rate.

Effective at the close of business on February 2, 2002, the Company acquired the Mazel partner's interest in the VCM, Ltd. joint venture for $8.4 million. The consolidated balance sheets as of November 2, 2002 and February 2, 2002 and statements of operations for the nine month period ended November 2, 2002 reflect this acquisition.

Under SFAS 142, the Company was initially required to test all existing goodwill, on an operating segment basis, for impairment as of February 3, 2002, and perform an annual test thereafter. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

The result of the initial testing of goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the net loss for the nine months ended November 2, 2002. At November 2, 2002, the Company had $37.6 million of recorded goodwill subject to annual testing.

The Company recorded an extraordinary loss on debt extinguishment of $3.4 million, $2.1 million net of taxes, as a result of the debt refinancing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

The effective tax rate for fiscal 2002 is 37.7% versus 39.8% for fiscal 2001. The Company expects its tax rate to trend lower than last year, the extent to which will depend upon the relative taxable income in the various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $247.1 million at November 2, 2002, compared to $272.2 million at November 3, 2001. Current ratios at those dates were each 1.67 and 1.78, respectively.

Net cash provided by operating activities totaled $13.9 million for the nine months ended November 2, 2002 compared to a use of cash of $18.8 million for the nine months ended November 3, 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended November 2, 2002 was $56.7 million.

Net cash used for capital expenditures was $30.0 million and $22.6 million for the nine months ended November 2, 2002 and November 3, 2001, respectively. During the nine months ended

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

November 2, 2002, capital expenditures included $14.4 million for new stores, $10.8 million on remodeled and existing stores, $2.2 million for MIS upgrades and new systems and $2.6 million for office and warehousing.

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

The Company issued to the Term Loan C Lenders warrants ("Warrants") to purchase shares of common stock initially exercisable for up to 8.75% of the shares of the common stock outstanding on the closing date, June 11, 2002, excluding all outstanding convertible securities, warrants, options or other equity equivalents, at an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to the 10th anniversary of the date of issuance at the then Warrant exercise price. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

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

Under SFAS 142, the Company was initially required to test all existing goodwill for impairment as of February 3, 2002, on an operating segment basis and perform an annual test thereafter. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

The initial result of testing for goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in the caption "Cumulative effect of accounting change". Substantially all of the charge relates to goodwill associated with the Company's purchase of the Mazel partner's interest in VCM, Ltd. and is included in the net loss for the nine months ended November 2, 2002. At November 2, 2002, the Company had $37.6 million of recorded goodwill subject to annual testing.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position. The Company for fiscal year 2003 will be required to reclassify the loss on the extinguishment of debt from extraordinary to operating profit, in the condensed consolidated statements of operations, under the provisions of SFAS No. 145.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement. To minimize the effect of interest rate fluctuations, the Company has entered into a $75.0 million interest rate swap arrangement. Under this agreement, the Company pays a fixed rate of interest on a portion of the outstanding balance. The fair value of the interest rate at November 2, 2002 was $2.1 million.

ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Operating Officer and Chief Financial Officer of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

       Item 1.     LEGAL PROCEEDINGS. Not applicable

       Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable

       Item 3.     DEFAULTS UPON SENIOR SECURITIES. Not applicable

       Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   A. The Company held its fiscal 2002 Annual Meeting of Shareholders on September 26, 2002. Holders of 31,173,299 Common Shares of the Company were present representing 92.46% of the Company's 33,716,770 Common Shares issued and outstanding and entitled to vote at the meeting.

                   B. The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

                                Name                                      Votes For                     Votes Withheld
                        ----------------------                            ----------                    --------------
                        Henry L. Aaron                                    26,299,904                      4,873,395
                        Roger D. Blackwell                                26,303,510                      4,869,789
                        Ari Deshe                                         26,302,920                      4,870,379
                        Jon P. Diamond                                    25,915,702                      5,257,597
                        Elizabeth M. Eveillard                            25,926,906                      5,246,983
                        William R. Fields                                 26,303,910                      4,869,389
                        Marvin Goldstein                                  25,926,906                      5,246,393
                        Roger S. Markfield                                26,199,501                      4,973,798
                        Jay L. Schottenstein                              24,909,388                      6,263,911
                        Harvey L. Sonnenberg                              25,925,106                      5,248,193
                        James L. Weisman                                  25,927,106                      5,246,193

                   C. The proposal to approve the issuance of warrants to purchase shares of the Company's common stock, initially exercisable for up to 2,954,793 shares of common stock and the issuance of shares of common stock issuable pursuant to the anti-dilution and other provisions of the warrants passed with 23,764,345 shares voting in favor, 764,634 shares voting against and 2,141,789 shares abstaining.

                   D. The proposal to approve the issuance of shares of the Company's common stock as interest on and upon conversion of amounts outstanding under the Amended and Restated Senior Convertible Loan Agreement, as well as any additional shares of common stock issuable pursuant to the terms of the Amended and Restated Senior Convertible Loan

                        Agreement passed with 23,872,788 shares voting in favor, 354,574 shares voting against and 2,443,406 shares abstaining.

                   E. The proposal to amend the Company's 2000 Stock Incentive Plan to increase the number of shares that may be issued thereunder from 3,000,000 to 13,000,000 and to increase the number of shares that may be awarded to an individual in any performance period from 2,500,000 to 3,000,000 passed with 20,028,118 shares voting in favor, 4,494,882 shares voting against and 2,147,767 shares abstaining.

                   F. The proposal to approve the merger of a subsidiary of the Company with and into the Company in order to create a holding company structure (the "Merger") passed with 23,946,834 shares voting in favor, 299,522 shares voting against and 2,424,392 shares abstaining.

                   G. The proposal to approve the Company's 2003 Incentive Compensation Plan passed with 21,642,769 shares voting in favor, 2,891,606 shares voting against and 2,136,392 shares abstaining.

       Item 5.     OTHER INFORMATION. Not applicable

       Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                   Part A     Exhibits.

                         Exhibit No.                 Document
                         -----------                 --------
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

                   Part B     Reports on Form 8-K.

                         On September 12, 2002, we filed a Form 8-K, Item 7, relating to John C. Rossler, Chief Executive Officer, and James A. McGrady, Chief Financial Officer, each to which filed with the Securities and Exchange Commission a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings as required by SEC Order 4-460 issued on June 27, 2002.

                         On September 24, 2002, we filed a Form 8-K, Item 7, relating to the issue of a press release announcing the appointment of Stuart Glasser to head the softlines merchandising operations in its department stores.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VALUE CITY DEPARTMENT STORES, INC.
                                                    (Registrant)

Date:    December 11, 2002                    By:   /s/ James A. McGrady
                                                    ---------------------------
                                                    James A. McGrady,
                                                    Executive Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary

                                  CERTIFICATION


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

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

                                    /s/ John C. Rossler
                                    --------------------------------------
                                    John C. Rossler
                                    President and Chief Executive Officer of
                                    Value City Department Stores, Inc.

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

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002

                                                      /s/ James A. McGrady
                                                      --------------------------
                                                      James A. McGrady
                                                      Executive Vice President,
                                                      Chief Financial Officer,
                                                      Treasurer and Secretary of
                                                      Value City Department
                                                      Stores, Inc.