Form 10-K
period 2003-02-01
VALUE CITY DEPARTMENT STORES INC /OH
filed 2003-05-01
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                    31-1322832
------------------------------------------   -------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.)
  incorporation or organization)

  3241 Westerville Road, Columbus, Ohio                     43224
------------------------------------------   -------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (614) 471-4722
            --------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                 Name of each exchange on which registered:
Common Shares, without par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES _____ NO __X_

Aggregate market value of voting stock held by non-affiliates of the registrant, 12,840,124 Common Shares, based on the $2.43 closing sale price on August 2, 2002, was $31,201,501.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,923,374 Common Shares were outstanding at April 2, 2003.

                                TABLE OF CONTENTS

ITEM NO.                                                                             PAGE
--------                                                                             ----
PART I

1.   Business..........................................................................3
2.   Properties.......................................................................13
3.   Legal Proceedings................................................................14
4.   Submission of Matters to a Vote of Security Holders..............................14

PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters........15
6.   Selected Financial Data..........................................................16
7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations...........................................17
7A.  Quantitative and Qualitative Disclosures about Market Risk ......................24
8.   Financial Statements and Supplementary Data......................................25
9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...........................................25

PART III

10.  Directors and Executive Officers of the Registrant...............................26
11.  Executive Officer Compensation...................................................30
12.  Security Ownership of Certain Beneficial Owners and Management...................33
13.  Certain Relationships and Related Transactions...................................34
14.  Controls and Procedures..........................................................37



PART IV

15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...................38
Signatures............................................................................39
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the
     Chief Executive Officer..........................................................40
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the
     Chief Financial Officer..........................................................41

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report.........................................................F-1
Consolidated Balance Sheets..........................................................F-2
Consolidated Statements of Operations................................................F-3
Consolidated Statements of Shareholders' Equity......................................F-4
Consolidated Statements of Cash Flows................................................F-5
Notes to Consolidated Financial Statements...........................................F-6

SCHEDULES

II - Valuation and Qualifying Accounts...............................................S-1
Index to Exhibits....................................................................E-1

                                     PART I

ITEM 1.      BUSINESS.

        As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Value City Department Stores, Inc. and its subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. and Filene's Basement, Inc.

FORWARD-LOOKING INFORMATION

        This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates", and similar expressions. In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

        We are managed in three operating segments: Value City Department Stores ("Value City"), DSW Shoe Warehouse ("DSW") and Filene's Basement.

        VALUE CITY. We operate a chain of 116 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our Value City stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, jewelry, shoes and health, beauty care items and commodities, with apparel comprising well over one-half of total sales. Our Value City stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

        DSW. We also operate a chain of 126 DSW stores located throughout the United States. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates the licensed shoe departments in principally all Value City and Filene's Basement stores. Results of operations of licensed shoe departments are included with the Value City and Filene's Basement segments. In July 2002, Shonac Corporation entered into a Supply Agreement with Stein Mart to supply merchandise to some of Stein Mart's shoe departments. Stein Mart operations are included with the DSW segment.

        FILENE'S BASEMENT. Finally, we operate 20 Filene's Basement stores located principally in the Northeast United States. Our Filene's Basement stores average 40,000 square feet and specialize in top tier brand name merchandise of men's and women's apparel, jewelry, shoes, accessories and home goods.

         See Note 12 of Notes to Consolidated Financial Statements beginning on page F-20 of this annual report for information regarding our segments.

HISTORY OF OUR BUSINESS

        We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC"). SSC owns approximately 53% of our stock. We also have a number of ongoing related party agreements and arrangements that exist with SSC. These are more fully described in Item 13 of this report beginning on page 34.

        In July 1997, we entered agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. VCM operated the licensed health and beauty care, toy and sporting goods departments in our Value City stores and beginning in fiscal 2000, the food department was added. We accounted for our fifty percent interest in the joint venture under the equity method. Effective at the close of business February 2, 2002, we purchased Mazel's interest in the partnership.

        Effective May 3, 1998, we purchased 99.9% of the common stock of Shonac Corporation from Nacht Management, Inc. and SSC. In September 2000, we purchased the remaining shares to give Value City 100% ownership. Shonac had been the shoe licensee in principally all of the Value City stores since its inception in 1969 and has operated the DSW chain of retail shoe stores since the opening of the first store in 1991.

        On November 19, 1999, we acquired 100% of the common stock of Gramex Retail Stores, Inc. ("Gramex"), a chain of 15 discount stores operating in the greater St. Louis metropolitan area. Of the 15 stores acquired and after liquidation of the existing inventory, 13 stores were converted to the Value City format. Six stores received only minor improvements and were reopened in March 2000. The other 7 stores were remodeled based on our current Value City format and were reopened in April 2000.

        On March 17, 2000, we acquired substantially all of the assets and the assumption of certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. We continue to operate the 14 Filene's Basement stores acquired on March 17, 2000 and reopened the 3 Filene's Basement stores previously closed in the Washington D.C. area.

VALUE CITY DEPARTMENT STORES

        We operate a chain of 116 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

        MERCHANDISING

        Selection. Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, jewelry, shoes, health, beauty care items and commodities. Value City is de-emphasizing departments such as automotive, hardware and sporting goods to focus more area to its predominately female customer. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandising, is characterized by the purchase of primarily high quality brand name merchandise, at prices below normal cost to most retailers. A portion of the cost savings is then passed on to customers through lower prices. The Value City customer we generally attract with these items and price points are budget minded and moderate-income customers. Our Value City stores strive to offer customers one-stop-shopping for the categories of merchandise we carry. The large size of our Value City stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. Value City stores average 87,000 square feet and carry over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. We continually refine the Value City merchandise mix eliminating less productive departments and introducing new merchandise categories to improve store profitability and meet the changing needs of our customers.

        We believe our customers are attracted to Value City stores. We recognize the need of continuous new offerings and flow of value-priced merchandise acquired in special purchases. At the same time, Value City maintains a broad and consistent range of goods, it purchases continuing lines of merchandise and draws upon its vendor contacts to ensure constant availability of certain basic categories of merchandise as well as current fashion trends.

        Value Pricing. Value City stores offer quality brand name merchandise at prices typically 50% to 70% below initial prices charged by traditional department stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. We can offer exceptional values because our buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows us to pass on the savings directly to our budget minded and moderate-income customers. See "Supplier Relationships and Purchasing" on page 5 of this annual report for more information.

        Well known designer labels, brand names and original retailer names are prominently displayed throughout our Value City stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases, suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing" on page 5 of this annual report for more information.

        SUPPLIER RELATIONSHIPS AND PURCHASING

        An important factor in our operations has been the relationships we have developed with our various suppliers and our many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. Over the years, our buyers have established excellent relationships with suppliers including a reputation for the ability to purchase entire lots of merchandise. Continuously, we seek to find and negotiate special purchase opportunities. Dynamics of the markets continue to change and as a result of our relationships and experience many suppliers offer special purchase opportunities to us prior to attempting to dispose of merchandise through other channels. Manufacturers of brand name merchandise are not reluctant to sell merchandise to Value City for resale at our discounted prices. By selling their merchandise through our retail stores, we are able to assure suppliers the merchandise will be sold without disturbing the suppliers' regular channels of distribution.

        Although we cannot quantify the reduction in price we pay for special purchases compared to the prices paid by our competitors for similar purchases, we believe that such special purchases are made at prices sufficiently favorable to enable us to offer merchandise to our customers at very competitive price points.

        We purchase merchandise from more than 4,700 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. We do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier, except for greeting cards. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, but less frequently from our historical practice, we purchase all or substantially all of the inventories of financially distressed retailers and make other special purchases. We also have started to more aggressively seek advantageous buying opportunities and sourcing overseas, particularly in non-apparel categories.

        Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we are capable of devoting warehouse space to out-of-season goods for our Value City stores. This merchandise is generally warehoused until the most opportune time to offer it in our Value City stores, which in most cases is the next season. This ability to purchase and quickly distribute or hold merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

        The relatively large size of our Value City stores provides us with the flexibility to purchase full lots of merchandise that may not be available to other off-price retailers with smaller stores requiring more targeted purchases. Although there is growing competition for the kinds of special purchases that we seek, we believe that, because of the factors discussed above, we will be able to obtain sufficient supplies of desirable merchandise at favorable prices in the future.

        ADVERTISING AND PROMOTION

        We commit substantial resources to advertising and believe our marketing strategy is one of the keys to our future success. Value City advertises frequently in print, including newspapers, circulars and flyers, and on television and radio. The promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases, a supplier may prohibit the advertising or non-store promotion of its brand name. We are continually trying to improve our place in the market and have begun to utilize more outside third party resources to accomplish this by developing a better brand recognition.

        STORES

        Store Location and Design. We believe our budget and moderate-income customers are attracted to our stores principally by the wide assortment of quality items at substantial savings.

        Our Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. We are taking steps to improve the shopping experience of our customers. We look at the signage, store layout, including aisles and department locations within the store, to place fashion forward and into view and to provide convenience to the hurried customer.

        Our Value City stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 116 Value City stores open as of April 2, 2003, 33 are freestanding, 56 are in shopping centers and 27 are in enclosed malls.

        Store Operations. We offer customers a convenient, pleasurable shopping experience and a high level of satisfaction. Value City's training program is utilized to assure every associate maintains the highest level of professionalism and places customer service at the forefront.

        All of our Value City stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we have invested in point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. We accept all major credit cards, and also provide a private label credit card program at Value City stores. Private label and other credit card sales are nonrecourse to us, with the servicing agent assuming all of the credit risk. Value City offers a layaway program in most of its stores for our budget and moderate-income customers and maintains a reasonable return policy.

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

        Our store managers function both as administrators and merchants. All managers are responsible on a day-to-day basis for maintenance of displays and inventories in all departments, the overall condition of their stores, customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his or her store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

        We prefer to fill management positions through promotion of existing associates. A store management training program is maintained to develop the management skills of associates and to provide a source of management personnel for future store expansion.

        Expansion. We have increased our department store base from 74 stores at the start of fiscal 1994 to 116 stores at the end of fiscal 2002. No new department stores were added in Fiscal 2002 or Fiscal 2001 and none are planned for Fiscal 2003, however we will continue to explore exceptional real estate opportunities. Our past expansion has been accomplished by leasing newly constructed locations or by acquiring existing locations from other retailers.

        We continually refurbish our stores by updating the merchandise displays, department locations and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, we select stores to be remodeled, which generally involves more significant changes to the interior than the exterior of the store. We have in the past utilized our own internal architectural design staff, construction crews and carpentry shop to assist in refurbishing and remodeling store interiors and to build in-store display tables and racks.

        DISTRIBUTION

        We use a regionalized distribution strategy with 6 distribution centers located in Columbus, Ohio. The aggregate area of the distribution facilities is approximately 2,300,000 square feet; however, use of multi-tier processing levels in some of the distribution centers substantially increases their operating capacity. In addition, to expedite the flow of merchandise to certain clusters of stores, we use a third party processor located in New Jersey.

        Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. Our distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to have it in our stores quickly to take full advantage of the remaining selling season.

        Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads to minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers, with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.

        LICENSE AGREEMENT

        Value City uses the Shonac Corporation, the parent company of DSW, to operate the shoe departments in principally all the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In a few stores, Value City licenses space to third party licensees. Licensees supply their own merchandise and generally supply their own store fixtures. Licensed departments complement the operations of our stores and facilitate the uniformity of the in-store merchandising strategy, including the overall emphasis on value.

        SEGMENT SEASONALITY

        Value City customer traffic increases in the early Spring, back to school and the Christmas holiday season. These seasonal periods in operations are critical to Value City's annual operating targets.

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

DSW SHOE WAREHOUSE

        Our DSW stores' mission is to be each customer's favorite retailer of branded footwear by satisfying customer expectations for selection, convenience and value. We use the tagline "The Shoes of the Moment. The Deal of a Lifetime." and offer a "Reward Your Style" program to reward frequent shoppers.

        MERCHANDISING

        Selection. DSW stores attract customers because of their wide assortment of top quality name brand dress, casual and athletic footwear for men and women together with a regularly changing selection of more fashion-oriented footwear. Our DSW stores are large, contemporary, warehouse formats, that average 25,000 square feet and allow us to sell a large selection of branded footwear in a clean and simple environment.

        Value Pricing. DSW price points are targeted to be up to 50% lower than the regular prices of other specialty retailers and traditional department stores. DSW continually strives to improve its merchandise sourcing to maintain quality, lower costs and shortened delivery cycles. Identifying and building relationships with cost-efficient manufacturers and suppliers of quality merchandise is essential to DSW's merchandising strategy.

        SUPPLIER RELATIONSHIPS AND PURCHASING

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

        ADVERTISING AND PROMOTION

        Our DSW stores currently use a broadcast campaign, primarily radio and television, focusing on the slogan "The Shoes of the Moment. The Deal of a Lifetime." This campaign is supplemented by print promotions and, increasingly, television. In addition, a valuable marketing tool for DSW is the "Reward Your Style" loyal customer program. Customers are asked to join the program during the checkout procedure. By analyzing the member database, as well as the sales transactions of those members, we are able to direct the advertising to encourage repeat shopping and to reach targeted customers. DSW also sponsors certain LPGA events.

        STORES

        Store Location and Design. Our DSW stores average approximately 25,000 square feet, with about 87% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lighted and feature a unique display concept, a simple case presentation which groups the shoes together by style. Interior signage is tasteful and kept to a minimum. The shoe stores are generally laid out on a single level, with the cases of shoes forming the aisles in the stores. This allows customers to view the entire store when they enter. Of the 128 DSW stores open as of April 2, 2003, 13 are freestanding, 93 are in shopping centers and 22 are in enclosed malls. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 12:00 p.m. until 6:00 p.m. on Sunday. The stores are located in leased facilities, except for one location.

        Store Operations. At DSW, all associates receive Retail Results University training in both product knowledge and sales/service. This in-house training program emphasizes acknowledgment of all customers, customized levels of service, and realization of sales opportunities at all moments of customer contact.

        All of our DSW stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we have invested in point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. DSW accepts all major credit cards.

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

        Our store managers function both as administrators and merchants. All managers are responsible on a day-to-day basis for maintenance of displays and inventories in all departments, the overall condition of their stores, customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his or her store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

        We prefer to fill management positions through promotion of existing associates. A store management training program is maintained to develop the management skills of associates and to provide a source of management personnel for future store expansion.

        Expansion. We plan to open 25 to 30 new DSW shoe stores during fiscal 2003. We intend to open new DSW stores in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in relatively affluent trade areas. Factors considered in evaluating new store sites include store size, configuration, demographics and lease terms. We seek to cluster stores in targeted metropolitan areas to enhance name recognition, share advertising costs and achieve economies of scale in management and distribution.

        Based upon our experience, we estimate the average cost of opening a new DSW shoe store ranges from approximately $1.0 million to $2.0 million, including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a DSW shoe store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first year of operations. It is not uncommon to receive lease incentives for our DSW store openings.

        We continually refurbish our stores by updating the merchandise displays and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, we select stores to be remodeled, which generally involves more significant changes to the interior than the exterior of the store. We maintain our own architectural design staff, construction crews and carpentry shop to assist in refurbishing and remodeling store interiors and to build in-store display tables and racks.

        DISTRIBUTION

        Shonac and DSW's principal offices and distribution center operations were relocated in Spring 2001 to a new 700,000 square foot facility located in Columbus, Ohio. This distribution center facility uses a modern warehouse management system and material handling equipment, including new conveyor systems, to separate and collate shipments to our stores. The design of the distribution center facilitates the prompt delivery of priority purchases and fast selling footwear to stores so we can take full advantage of each selling season. We have entered a 15-year lease with 3 five-year option periods with an affiliate of SSC for this facility.

        LICENSE AGREEMENTS WITH VALUE CITY AND FILENE'S BASEMENT

        Shonac Corporation, the parent company of DSW, operates the shoe departments in principally all Value City and Filene's Basement stores. The results of operations for the licensed shoe departments are included with Value City and Filene's Basement.

        In July 2002, Shonac entered into a Supply Agreement with Stein Mart to supply merchandise to some of Stein Mart's shoe departments. As of April 2, 2003, Shonac was supplying merchandise to 160 Stein Mart stores.

        SEGMENT SEASONALITY

        The shoe business experiences increased sales in both early Spring and Fall seasons in relationship to the change in footwear desired by the DSW customer. These seasonal factors are critical to DSW's operating targets.

        SERVICE MARKS, TRADEMARKS AND TRADENAMES

        We have registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Reward Your Style; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sandler; Shoes by Kari; and Sylvia Cristie.

FILENE'S BASEMENT

        Filene's Basement strategy focuses on providing the top teir brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

        MERCHANDISING

        Selection. Filene's Basement stores average 40,000 square feet and offer branded apparel, home goods, accessories and retail stocks purchased directly from major upscale retailers. The branded merchandise represents a focused assortment of fashionable, nationally recognized men's and women's apparel, shoes, accessories and home goods bearing prominent designers' and manufacturers' names. Branded merchandise constitutes most of the product line and is often obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.

        Value Pricing. Our Filene's Basement stores' merchandise assortment is typically priced at levels 30%-60% below regular prices at traditional department and specialty stores. These discounts are achieved by buying in-season closeouts and values at advantageous prices and offering them for sale at lower markups than those of traditional department stores. We are also able to keep the cost of merchandise low because we do not require markdown or advertisement allowances, or anticipation of returns from vendors, all of which are typical in the department store industry.

        SUPPLIER RELATIONSHIPS AND PURCHASING

        We believe the acquisition of Filene's Basement in March 2000, a well-known institution in Boston since 1908, parallels our merchandising philosophy of delivering value-priced merchandise to our customers. Because of the longstanding relationships Filene's Basement has with vendors, it receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives.

        ADVERTISING AND PROMOTION

        Filene's Basement employs a multi-media approach, using print, broadcast and direct mail. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities.

        STORES

        Store Location and Design. Our Filene's Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men's and women's merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene's Basement believes the Automatic Markdown Plan, found only in the downtown Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Filene's Basement subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene's Basement to extend until 2024. The Boston store generated approximately 20% of Filene's Basement's total sales.

        Most of our Filene's Basement stores are located in suburban areas, near large residential neighborhoods, and average approximately 40,000 square feet of selling space per store. The downtown Boston location and stores in New York, Chicago and Washington D.C. are located in urban areas. Filene's Basement operates 19 branch stores in six states and the District of Columbia. Generally, the branch store's selling space uses a prototypical "racetrack" aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. Because of the operational complexities associated with transferring the Automatic Markdown Plan to the branch stores, the branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

        Store Operations. All of our Filene's Basement stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we have invested in point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. Filene's Basement accepts all major credit cards, and also provides a private label credit card program. Private label and other credit card sales are nonrecourse to us, with the servicing agent assuming all of the credit risk. Filene's Basement maintains a reasonable return policy.

        Our Filene's Basement stores' typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Each general manager reports to the group store manager who in turn reports to the Senior Vice President, Director of Stores.

        Our store managers function both as administrators and merchants. All managers are responsible on a day-to-day basis for maintenance of displays and inventories in all departments, the overall condition of their stores, customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his or her store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

        We prefer to fill management positions through promotion of existing associates.

        Expansion. We plan to open 1 to 3 new Filene's Basement stores during fiscal 2003. Based upon our experience, we estimate the average cost of opening a new Filene's Basement store is between $2.0 million to $3.0 million. Preparations for opening a Filene's Basement store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first full year of operations.

        We continually update our stores by changing the merchandise displays and in-store signage. The annual cost of refurbishing on a per store basis is generally not substantial and is treated as maintenance. We utilize our own architectural design staff, construction crews and carpentry shop as needed to assist in the refurbishing and remodeling of a store or to build in-store display tables and racks.

        DISTRIBUTION

        Filene's Basement's merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts.

        LICENSE AGREEMENT

        Filene's Basement licenses cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for fiscal year ended February 1, 2003 were approximately $120,000. Filene's Basement also uses Shonac Corporation, the parent company of DSW, to manage the in-store shoe departments on a lease department basis. The inter-company activity is eliminated in our consolidated financial statements.

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

        SEGMENT SEASONALITY

        Filene's Basement customer traffic increases in the early Spring and the Christmas holiday seasons. These seasonal periods are critical to Filene's Basement's annual operating targets.

        SERVICE MARKS, TRADEMARKS AND TRADENAMES

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

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

        We believe a high level of automation is essential to maintaining and improving our competitive position. We rely upon computerized systems to provide information at all levels, including warehouse operations, store billing, inventory control, merchandising and automated accounting.

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

        Value City has embarked on major projects to replace its legacy systems with industry leading solutions from JDA, Manhattan Associates and Cornel Mayo Associates. JDA's planning, allocation, merchandise management and retail data warehouse systems will provide improved inventory productivity and merchandise assortments for our stores. Manhattan Associates' warehouse management system will improve the efficiency of our distribution centers and speed the flow of merchandise to our stores. The Cornel Mayo Associates' POS software will be implemented in all Value City stores and all POS registers will be replaced to improve the customer transaction experience and drive back office efficiency. A new wireless hand held computer will be implemented in conjunction with the POS system for markdown and inventory processing and can be used for "queue busting" during very busy shopping periods. Value City is automating its corporate environment with a document management system to move toward an efficient, paperless environment. Value City systems run on two AS/400's and open systems computers.

        DSW has undertaken several major initiatives to build upon the Essentus merchandise management system and Retek warehouse management systems that support the company. An EDI (electronic data interchange) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, shipping notifications and invoices with our top vendors. At this time, 70% of DSW's product is processed using the UPC bar code which has reduced processing costs and improved flow of goods through the distribution center to the stores. New, state-of-the-art, completely wireless NCR POS system has been rolled out to all DSW stores resulting in a faster, easier customer checkout and a more efficient back office operation. A completely wireless store supports fast and easy new store openings. In order to support the continued growth of DSW, JDA's planning and allocation systems will be implemented to improve inventory productivity and store assortments. Business Intelligence tools in conjunction with Datamarts are used for business analysis and decision support. DSW systems run on UNIX computer systems.

        Filene's Basement installed new wireless hand held computers and printers in all stores to improve efficiency and accuracy of ticketing. Filene's Basement plans to implement JDA's planning, allocation and retail data warehouse systems in the future to augment the capabilities of its JDA merchandise management system and its JDA Windss POS system. Filene's

Basement also intends to replace its legacy warehouse management system with Manhattan Associates' warehouse management system in the future. Filene's Basement shares an AS/400 with Value City.

        A focus of IT (information technology) is to leverage our technology infrastructure and systems whenever appropriate to simplify and become more efficient. All companies are now supported by enterprise financial, human resource and e-mail systems.

ASSOCIATES

        We employ experienced Human Resource professionals to provided leadership and direction to us and our management team. The mission of the Human Resource department includes optimizing associate effectiveness to improve quality of work products, superior customer service, shareholder value and our profits.

        As of April 2, 2003, we had approximately 17,400 associates of which 8,800 were full-time and the balance were part-time. Approximately 2,000 of these associates in 21 stores are covered by collective bargaining agreements.

        Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. We are a co-sponsor with SSC in these plans. We also sponsor an associate stock purchase plan and a stock option plan for salaried associates.

        We believe that, in general, we have satisfactory relations with all of our associates.

COMPETITION

        The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. We compete with other retailers for real estate opportunities with other department store and specialty store operators.

        In the discount or off-price retailing segment, we differentiate ourselves through our store format and the breadth of value product offering. Our large stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores facilitate our merchandise offering and broad range of brands and products.

        In addition, because we purchase much of our inventory opportunistically, we compete for merchandise with other national and regional off-price apparel and discount outlets. Many of our competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than we do.

        Competitive factors important to our customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. We compete primarily on the basis of value, merchandise quality and selection. We believe our competitive advantages include: our reputation in the marketplace for being able to purchase entire lots of merchandise; our ability to either quickly distribute or hold the merchandise for sale at the most opportune time; our full-line merchandise and style offerings; and our range of brand names.

ITEM 2.      PROPERTIES.

        Set forth in the following table are the locations of stores we operated as of February 1, 2003:

                                                                    Filene's
                                      Value City        DSW         Basement        Total
                                      ----------     ----------    ----------    -----------
        Arizona                             -             1             -              1
        California                          -             9             -              9
        Colorado                            -             4             -              4
        Connecticut                         -             2             -              2
        Delaware                            3             -             -              3
        Florida                             -             7             -              7
        Georgia                             4             4             -              8
        Illinois                           16             6             2             24
        Indiana                             7             3             -             10
        Kansas                              -             3             -              3
        Kentucky                            4             -             -              4
        Maryland                            8             4             -             12
        Massachusetts                       -             5             8             13
        Michigan                            9             8             -             17
        Minnesota                           -             3             -              3
        Missouri                            7             2             -              9
        Nevada                              -             2             -              2
        New Hampshire                       -             1             -              1
        New Jersey                          7             6             1             14
        New York                            -            11             4             15
        North Carolina                      1             1             -              2
        Ohio                               23            11             1             35
        Oklahoma                            -             1             -              1
        Pennsylvania                       18             9             1             28
        Tennessee                           1             3             -              4
        Texas                               -            11             -             11
        Virginia                            4             7             -             11
        Washington D.C.                     -             -             3              3
        West Virginia                       4             -             -              4
        Wisconsin                           -             2             -              2
                                      ----------     ----------    ----------    -----------

                                          116           126            20            262
                                      -----------    ----------    -----------   -----------

        We maintain buying offices in Columbus, Ohio; Boston, Massachusetts; New York, New York and Los Angeles, California. We operate 7 warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors located principally in New Jersey. Our executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers.

        The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of February 1, 2003, we leased or subleased 32 stores and 6 warehouse facilities and a parcel of land from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

        Our office, warehouse and distribution facilities for our Value City, DSW and Filene's Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment will be adequate for our foreseeable future demands. In Spring 2001, to support the planned growth of our DSW shoe warehouse business, we consolidated and relocated the related back office and distribution operations of our shoe business to a new 700,000 square foot facility located in Columbus, Ohio. The facility is leased from an affiliate of SSC and has a 15 year base term with 3 five-year option periods.

ITEM 3.      LEGAL PROCEEDINGS.

        We are involved in various legal proceedings that are incidental to the conduct of our business. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates and potential liability could materially impact our results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

        The following table sets forth the high and low sales prices of our Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 2, 2003, there were 532 shareholders of record.

                                                              HIGH             LOW
          Fiscal 2001:
             First Quarter                                   $9.45          $6.65
             Second Quarter                                  11.50           5.60
             Third Quarter                                    6.30           2.50
             Fourth Quarter                                   6.45           2.98

          Fiscal 2002:
             First Quarter                                   $4.62          $3.04
             Second Quarter                                   4.40           2.20
             Third Quarter                                    2.68           1.55
             Fourth Quarter                                   3.73           1.50

          Fiscal 2003:
             First Quarter (through April 2, 2003)            2.05           1.48

        We have paid no dividends and presently anticipate that all of our future earnings will be retained for development of our businesses and we do not anticipate paying cash dividends on our common shares during fiscal 2003. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The payment of dividends is restricted under our credit facilities.

        In connection with our refinancing, we amended and restated our $75 million convertible loan on June 11, 2002. Pursuant to the terms of the convertible loan, the lenders may, at their option, convert the convertible loan into shares of our common stock at a conversion rate of $4.50 per share, subject to adjustment. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for this issuance.

        In connection with our refinancing, on September 26, 2002 we issued warrants to purchase 2,954,792 shares of our common stock at $4.50 per share, subject to adjustment. We relied on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933 for this issuance.

ITEM 6.      SELECTED FINANCIAL DATA.

        The following table sets forth for the periods indicated various selected financial information. The 12 month period ended January 30, 1999 is presented for comparative purposes. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Value City Department Stores, Inc. including the notes thereto, set forth in
Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K.

                                                                                                       Transition      For the
                                                                                            12 Months    Period        Fiscal
                                                                                              Ended     6 Months        Year
                                                 For the Fiscal Year Ended                 (unaudited)    Ended         Ended
                                     --------------------------------------------------                   -----         -----
                                     2/1/03        2/2/02       2/3/01(1)      1/29/00       1/30/99    1/30/99(1)    8/1/98(2)
--------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands, except per share amounts)
Net Sales (3)                      $2,450,719    $2,283,878    $2,213,017    $1,670,176    $1,364,030    $780,263    $1,161,379
Operating Profit (loss)               $33,922      $(16,344)    $(135,601)      $65,788       $51,266     $40,815       $38,544
Income (loss) before
  extraordinary charge
  and cumulative effect
  of accounting change                   $485      $(28,723)    $(101,791)      $33,468       $24,871     $20,256       $29,359
Extraordinary charge                  $(2,070)           --            --            --            --          --            --
Cumulative effect of
    accounting change                 $(2,080)           --            --            --            --          --            --
  Net (Loss) Income                   $(3,665)     $(28,723)    $(101,791)      $33,468       $24,871     $20,256       $20,359
Basic earnings (loss)
  per share before
  extraordinary item and
  cumulative effect of
  accounting change                     $0.01        $(0.85)       $(3.03)        $1.03         $0.77       $0.63         $0.64
Extraordinary charge                   ($0.06)           --            --            --            --          --            --
Cumulative effect of
  accounting change                    $(0.06)           --            --            --            --          --            --
                                       ------        ------        ------        ------        ------      ------        ------

Basic (loss) earnings
  per share                            $(0.11)       $(0.85)       $(3.03)        $1.03         $0.77       $0.63         $0.64
Diluted (loss) Earnings
  per Share                            $(0.11)       $(0.85)       $(3.03)        $1.02         $0.76       $0.62         $0.63
Total Assets                         $831,799      $880,311      $908,009      $744,181      $574,427    $574,427      $684,078
Working Capital                      $181,390      $228,775      $211,402      $205,011      $165,527    $165,527      $204,784
Current Ratio                            1.60          1.79          1.66          1.82          1.98        1.98          1.88
Long-term Obligations                $264,664      $337,199      $326,449      $144,168      $101,447    $101,447      $165,648
Number of  (4):
   Value City Stores                      116           117           119           105            97          97            95
   DSW Stores                             126           104            78            58            44          44            43
   Filene's Basement Stores                20            20            19            --            --          --            --
Net Sales per Selling Sq. Ft. (5)        $224          $233          $234          $221          $235        $126          $229
Comparable Sales Change (6)              (3.5)%        (2.4)%        (1.1)%         7.2%          6.0%        3.3%          5.9%

   (1) Fiscal 2000 includes 53 weeks; all other years contain 52 weeks. The six month period includes 26 weeks.
   (2) The operations of Shonac and Valley Fair are included from the date of acquisition, May 3, 1998.
   (3) Excludes sales of licensed departments. In fiscal 1998, sales from our toys and sporting goods departments became licensed departments operated by VCM, Ltd., a 50/50 joint venture with Mazel Stores, Inc. Effective February 2, 2002, we acquired Mazel's 50% interest in VCM.
   (4)  Includes all stores operating at the end of the fiscal year.
   (5) Presented in whole dollars and excludes licensed departments and stores not operated during the entire fiscal period.
   (6) Comparable Store Sales Change excludes licensed departments. A store is considered to be comparable in its second full fiscal year of operation. For fiscal year 2000, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following factors, among others, in some cases have affected the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. These same factors could affect our future financial performance in 2003 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These factors include: the decline in demand for our merchandise, productivity and profitability, marketing strategies, liquidity, vendor and their factor relations, flow of merchandise, compliance with our credit agreements, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, the ability to hire and train associates and development of management information systems.

        Our operations have been historically seasonal, with a disproportionate amount of sales and a majority of net income occurring in the back-to-school and Christmas selling seasons for Value City and Filene's Basement. DSW seasonal sales occurs both in early Spring and Fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Note 1 to our Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

        While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgement, actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

        We believe the following represent the most critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements. We have discussed the selection, application and disclosure of the critical accounting policies with our audit committee.


            - Revenue recognition. Revenues from our retail operations are recognized at the latter of point of sale or the delivery of goods to the customer. Retail revenues are reduced by a provision for anticipated returns based on our historical trends by our customers.

            - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $32.5 million and $33.5 million at the end of fiscal 2002 and 2001, respectively.

                Inherent in the calculation of inventories are certain significant management judgements and estimates including, setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer's value perception or perceived value known as markdowns and estimates of losses between physical inventory counts or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

            - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset and reduce the carrying value by the excess where the recorded value exceeds the fair value.

                During fiscal 2002, we recorded two different charges related to long-lived assets. The first charge was for goodwill impairment as a result of the implementation of SFAS 142 which requires that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in our Consolidated Statement of Operations as of February 1, 2003 in the caption "Cumulative effect of accounting change." Substantially all of the charge relates to goodwill associated with our purchase of Mazel's interest in VCM and is included in the net loss for the year ended February 1, 2003. At the end of the current fiscal year we have on our books $37.6 million of goodwill subject to annual testing. The second charge of $0.6 million related to long-lived assets at store operating units. The result of reviewing undiscounted cash flows for stores under SFAS 144, identified stores where the recorded value of the asset exceeded the fair value.

                During fiscal 2001, we recorded a charge of $4.9 million for the write-down of capitalized development and software costs related to discontinued information systems and a goodwill write-down of $1.5 million relating to a previous acquisition.

                We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

            - Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

            - Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 6 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimarted future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At February 1, 2003, the weighted-average actuarial assumption of our plans were: discount rate 6.5%, assumed salary increases 4% and long-term rate of return on plan assets 8% - 9%. To the extent actual results vary from assumptions, earnings would be impacted.

            - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed in one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. Accrued liability as of February 1, 2003 and February 2, 2002 were $2.2 million and $1.8 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

            - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting income determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgements had been made, our tax expense, assets and liabilities could be different. See Note 1 to our Consolidated Financial Statements on page F-6 of this Annual Report for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

        We operate three business segments. Value City and Filene's Basement segments operate full-line, off-price department stores. Our DSW segment sells better-branded off-price shoes and accessories. As of February 1, 2003, a total of 116 Value City, 20 Filene's Basement and 126 DSW stores were open. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations for each individual segment and our Company in total.

                                                                   For the Year Ended
           -----------------------------------------------------------------------------------
                                                           2/1/03       2/2/02        2/3/01
                                                          52 Weeks      52 Weeks      53 Weeks
           -----------------------------------------------------------------------------------
           Net sales, excluding sales
             licensed departments                          100.0%        100.0%        100.0%

           Cost of sales                                   (61.8)        (62.6)        (67.5)
           -----------------------------------------------------------------------------------

           Gross profit                                     38.2          37.4          32.5

           Selling, general and
             administrative expenses                       (37.1)        (38.9)        (39.3)

           License fees from affiliates
             and other operating income                      0.3           0.8           0.7
           -----------------------------------------------------------------------------------

           Operating Profit (loss)                           1.4          (0.7)         (6.1)

           Interest expense, net                            (1.3)         (1.3)         (1.3)

           Equity in loss of joint venture                   -             -            (0.1)
           -----------------------------------------------------------------------------------

           Income (loss) before extraordinary
            item, cumulative effect of accounting
            change and income taxes                          0.1          (2.0)         (7.5)

           (Provision) benefit for income taxes             (0.1)          0.7           2.9
           -----------------------------------------------------------------------------------

           (Loss) income before extraordinary item
            and cumulative effect of accounting
            change                                           -            (1.3)         (4.6)

           Extraordinary (charge), net of income
            taxes and cumulative effect of
            accounting change, net of income taxes          (0.2)          -             -
           -----------------------------------------------------------------------------------
           Net (loss) income                                (0.2)%        (1.3)%        (4.6)%
           ===================================================================================

FISCAL YEAR ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2,
2002

        Sales. Sales for the fifty-two weeks ended February 1, 2003(fiscal
2002), increased by 7.3% to $2.45 billion from $2.28 billion in the fifty-two week period of fiscal year 2001. By segment comparable store sales were:

                                                                           2002       2001
                                                                           ----       ----
        Value City Department Stores                                      (5.1)%      (3.7)%
        DSW                                                               (0.1)%       0.0%
        Filene's Basement                                                  0.3%        2.2%
        ------------------------------------------------------------------------------------
        Total                                                             (3.5)%      (2.4)%
        ====================================================================================

        Comparable store sales percentage declines are attributable to highly competitive and promotional retail environment and the effects of a softening economy experienced by our segments. Value City's non-apparel comparable sales decreased 3.8% for the twelve months and apparel comparable sales declined 6.6% for the year. The apparel divisions of children's, men's and ladies' divisions had comparable sales declines of 8.4%, 9.9% and 2.7%, respectively in fiscal 2002. DSW reflected a slightly negative comparable store rate as overall sales rose almost $119.6 million to $629.0 million for the year. The DSW increase includes a net increase of 22 stores. The Filene's Basement segment's sales rose $9.8 million to $303.2 million for the fiscal year including a slight increase in comparative store sale percentage. Filene's Basement total stores opened remained unchanged due to a single opening and closing during the fiscal year.

        Gross profit. Consolidated gross profit increased $81.7 million from $854.4 million to $936.1 million, and increased as a percentage of net sales from 37.4% to 38.2%. The Value City segment gross profit improvement is the result of additional focus on purchase cost and retail pricing. In addition, Value City increased control over inventory and reduced the loss associated with shrink from the prior year. Gross profit for our DSW segment improved with effort towards better initial markup and markdown control. Our Filene's Basement segment gross profit was negatively affected by early and excess markdowns required to sell and reduce inventories. Gross profit, as a percent of sales by segment, were:

                                                                           2002       2001
                                                                           ----       ----
               Value City Department Stores                               38.9%       37.6%
               DSW                                                        39.4%       38.2%
               Filene's Basement                                          32.2%       35.1%
               ----------------------------------------------------------------------------
               Total                                                      38.2%       37.4%
               ============================================================================

        SG&A. For the year, consolidated SG&A increased $20.8 million to $909.6 million or 37.1% of sales. Our fifty-two week period ended February 1, 2003 includes approximately $0.6 million for FASB 144 write-off, $1.1 million for store closings, $6.0 million for severance costs related to work force reductions during the year and the relocation of our Value City merchandising office from Boston to New York. The relocation of the Value City buyers from Boston to New York City provide merchants with a closer proximity to our markets and vendors. In addition, we evaluated stores with negative or inadequate cash flows to determine if any assets were impaired. New store openings in the period were limited to our DSW and Filene's Basement segments. Preparations for opening a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. No Value City stores were opened less than twelve months during fiscal 2002. Twenty-two DSW stores were opened less than twelve months in fiscal 2002 and had a pre-tax net operating loss of $2.6 million, including $2.6 million of pre-opening expenses. Twenty-six DSW stores were opened less than twelve months during fiscal 2001 and had a pre-tax net operating loss of $2.5 million, including $0.1 million of pre-opening expenses. Filene's Basement had one store opened less than twelve months in fiscal 2002 with a pre-tax net operating loss of $54,000, including $0.6 million of pre-opening expenses. SG&A as a percent of sales by segment were:

                                                                           2002       2001
                                                                           ----       ----
               Value City Department Stores                               37.8%       40.6%
               DSW                                                        37.2%       37.4%
               Filene's Basement                                          33.7%       32.9%
               ----------------------------------------------------------------------------
               Total                                                      37.1%       38.9%
               ============================================================================

        License fees from affiliates. License fees from affiliates and others decreased $9.6 million, or 78.5%, from $12.2 million to $2.6 million, and decreased as a percentage of net sales from 0.5% to 0.1%. Fees from the VCM joint venture of $9.7 million in 2001, did not occur in the current year as the operations have been included in current year as the joint venture was purchased at the close of business on February 2, 2002. The current year balance represents fees received from other unaffiliated licensees.

         Other operating income. Other operating income decreased $0.9 million, or 16.8%, from $5.7 million to $4.8 million and decreased as a percentage of net sales from 0.3% to 0.2%. Other operating income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

        Operating profit. Operating profit increased to $33.9 million from a loss of $16.3 million, and increased as a percentage of net sales from a loss of 0.7% to a profit of 1.4%.

        Interest expense. Interest expense, net of interest income, increased $4.0 million from $28.5 million to $32.5 million due primarily to an increase in interest rates as a result of new term debt, offset partially by a decrease in average borrowings. Interest expense also included amortization of debt discount of $1.3 million.

        Equity in loss of joint venture. Equity in loss of joint venture in fiscal 2001 of $0.4 million was the result of operations in the 50/50 joint venture with Mazel. We acquired Mazel's interest at the close of business February 2, 2002 and have included the operations of these departments in the consolidated statements presented.

        Income (loss) before extraordinary item. Income (loss) before extraordinary item, cumulative affect of accounting change and income taxes increased $46.7 million from a loss of $45.3 million to income of $1.4 million, and as a percentage of sales from a loss of 2.0% to income of 0.1% as a result of the above factors.

        Extraordinary charge. During the year, we entered into new term debt agreements and a revolving line of credit. The resulting write-off of previous costs associated with the old debt was $2.1 million net of tax, or 0.1% of sales.

        Cumulative effect of accounting change. We also implemented a new accounting principle during fiscal 2002 resulting in the impairment of goodwill. The charge for the application of the new principle was $2.1 million net of tax, or 0.1% of sales. We retained a valuation professional to assist in the calculation of impairment. Our initial test was performed as of the beginning of the fiscal year while our annual test occurred in the middle of the fourth quarter. Goodwill will be subject to annual impairment tests and results of such tests cannot be predicted.

FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED FEBRUARY 3,
2001

        Sales. Sales for the fifty-two weeks ended February 2, 2002 (fiscal
2001), increased by 3.2% to $2.28 billion from $2.21 billion in the fifty-three week period of 2000. Excluding the extra week in fiscal 2000, total sales increased 5.2% and same store sales declined 2.4%. Fiscal 2001 sales include $293.4 million attributable to Filene's Basement, which was acquired in March 2000. Filene's Basement sales in the prior year were $249.1 million. By segment comparable store sales were:

                                                                           2001       2000
                                                                           ----       ----
        Value City Department Stores                                      (3.7)%      (4.3)%
        DSW                                                                0.0 %      19.1%
        Filene's Basement                                                  2.2 %       n/a
        ------------------------------------------------------------------------------------
        Total                                                             (2.4)%      (1.1)%
        ====================================================================================

        Sales from the Value City segment include the non-apparel comparable sales that increased 3.3% for the twelve months. The apparel comparable sales declined 5.9% for the year including a positive comparable of 3.7% for children while men's and ladies declined 4.7% and 10.7%, respectively. DSW sales increased almost $100.0 million to $509.4 million for the year to date period, including a net increase of 26 stores. Comparable stores for DSW were flat.

        Gross profit. Consolidated gross profit increased $134.3 million from $720.1 million to $854.4 million, and increased as a percentage of net sales from 32.5% to 37.4%. Last year's gross margin included a $105.4 million charge for the realignment of excess inventory quantities. Excluding the charge the gross margin percent to sales would have been 37.3% in fiscal 2000.

        SG&A. SG&A increased $18.5 million to $888.7 million or 38.9% of sales. The fifty-two week period ended February 2, 2002 includes approximately $24.7 million, or $0.47 per share, for employee benefit, severance costs, write off of software development efforts, DSW warehouse relocation and fees associated with the terminated sale of DSW and Filene's Basement. The fifty-three week period ended February 3, 2001 included pretax charges of $4.6 million for asset impairment and severance costs. New DSW stores added approximately $67.0 million of SG&A expenses.

        Based upon our experience, we estimate the average cost of opening a new department store to range from approximately $4.5 million to $6.5 million and the cost of opening a new shoe store to range from approximately $1.0 million to $2.0 million including leasehold improvements, fixtures, inventory, pre-opening expense and other costs. Similar costs for a Filene's Basement store are in the $2.0 million to $3.0 million range. Preparations for opening a Value City store generally take between eight and twelve weeks and preparations for a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income after the first full year of operations. Twenty-three Value City stores were opened less than twelve months during fiscal 2000 and had pre-tax operating losses of $22.8 million, including $4.5 million of pre-opening expense. Twenty-six DSW stores were opened less than twelve months in fiscal 2001 and had a pre-tax net operating loss of $2.5 million, including $0.1 million of pre-opening expenses.

Twenty DSW stores were opened less than twelve months during fiscal 2000 and had a pre-tax net operating loss of $6.5 million, including $4.6 million of pre-opening expenses.

        License fees from affiliates. License fees from affiliates increased $0.9 million, or 8.0%, from $11.3 million to $12.2 million, and remained at 0.5% as a percentage of net sales. License fees are from the VCM joint venture and unaffiliated third party licensees.

        Other operating income. Other operating income increased $2.4 million, or 76.1%, from $3.3 million to $5.7 million, and increased as a percentage of net sales from 0.2% to 0.3%. Other operating income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

        Operating loss. Operating loss decreased $119.3 million from a loss of $135.6 million to a loss of $16.3 million, and decreased as a percentage of net sales from a loss of 6.1% to a 0.7% loss as a result of the above factors.

        Interest expense. Interest expense, net of interest income, decreased $2.0 million from $30.5 million to $28.5 million, due primarily to a decrease in interest rates, offset partially by slightly higher average borrowings.

        Equity in loss of joint venture. Equity in loss of joint venture decreased $0.9 million from a loss of $1.3 million to a loss of $0.4 million.

        Loss before income taxes. Loss before benefit for income taxes decreased $122.1 million from a loss of $167.4 million to a loss of $45.3 million, and decreased as a percentage of sales from a loss of 7.5% to a 2.0% loss as a result of the above factors.

SEASONALITY

        Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the back-to-school and Christmas selling seasons for our Value City and more recently the Filene's Basement segments. The shoe business experiences increased sales in both early Spring and Fall seasons in relationship to the change in footwear desired by the DSW customer.

FISCAL YEAR

        We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2002 and 2001 contain 52 weeks and fiscal 2000 has 53 weeks.

INCOME TAXES

        Our effective tax rate for fiscal 2002 was 66.0% versus 36.5% for fiscal 2001. The overall increase in the effective tax rate was primarily due to the increase in non-deductible expenses for tax purposes and the fluctuation in taxable income.

ADOPTION OF ACCOUNTING STANDARDS

        The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS No.
143. At this time, we have yet to determine the effect of this pronouncement on its results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on our results of operations or our financial position. For fiscal year 2003, we will be required to reclassify the loss on the extinguishment of debt from extraordinary to interest expense, in the condensed consolidated statements of operations, under the provisions of SFAS No. 145.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We have no guarantees as of February 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." The statement amends the disclosure requirements of FASB Statement No. 123 "Accounting for Stock-Based Compensation." The standard as implemented by us requires additional disclosure in the "Summary of Significant Accounting Policies" and the affect on earnings and earnings per share both basic and diluted.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have no variable interest entities as of February 1, 2003.

INFLATION

        The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.

LIQUIDITY AND CAPITAL RESOURCES

        Net working capital was $181.4 million and $228.8 million at February 1, 2003 and February 2, 2002, respectively. Current ratios at those dates were 1.6 and 1.8, respectively. Net cash provided by operating activities totaled $90.3 million and $48.7 million in fiscal 2002 and 2001, respectively.

        Net cash used for capital expenditures was $41.8 million and $40.2 million for fiscal 2002 and 2001, respectively. During fiscal 2002, capital expenditures included $11.1 million for new stores, $13.7 million for improvements in existing stores, $10.0 million for office, warehousing and operations of our shoe business and $7.0 million for MIS equipment upgrades and new systems. Proceeds from lease incentives are amortized as a reduction of rent expense over the life of the lease.

        On June 11, 2002, we, together with our principal subsidiaries, entered into a $525.0 million refinancing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility (the "Revolving Credit Facility"), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation (the "Term Loans"), and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the "Convertible Loan").

        $350 Million Revolving Credit Facility

        Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. The Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain.

        $100 Million Term Loans

        The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the Term Loans.

        The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may pay all interest by PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

        We issued on September 26, 2002, 2,954,792 warrants ("Warrants") to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The value placed on the Warrants was $6.1 million and the related debt discount is amortized into interest expense over the life of the debt.

        $75 Million Senior Convertible Loan

        We have amended and restated our $75.0 million Convertible Loan dated March 15, 2000. As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At our option, interest may be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

        The Convertible Loan is convertible at the option of the holders into shares of our common stock at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events.

        Achievement of expected cash flows from operations and compliance with the covenants of our credit agreements (see Note 4 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by Factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for fiscal 2002 were below plan, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

ACQUISITIONS

        Effective with the close of business on February 2, 2002 by acquisition of our partner's interest in VCM for $8.4 million, we now own 100% of VCM and operate the health and beauty care, toy, sporting goods and food departments in our Value City stores.

        On March 17, 2000, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of our common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's Basement debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which were paid in the ordinary course of business. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired. The acquisition was funded by cash from operations and a portion of the proceeds from the credit agreement. In April 2003, we paid the remaining balance of the purchase obligation of approximately $6.0 million.

        These acquisitions were funded by cash from operations and a portion of the proceeds from the Credit Agreement.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

        We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At February 1, 2003, direct borrowings aggregated $64.0 million. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2005 and generally bears interest at a floating rate of LIBOR plus 2.0% to 2.75% based on the average excess availability during the previous quarter. We utilize interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Revolving Credit Facility, thus reducing a portion of our interest rate risk. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. At February 1, 2003, we had outstanding swap agreements with notional amounts totaling $75.0 million, for which the interest rate has been locked at a fixed rate of 6.99% until April 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The members of our Board of Directors (the "Board") are elected at the Annual Meeting. The number of members of our Board has been fixed at fourteen by action of the Board pursuant to the Code of Regulations (By-laws). Board members serve until the Annual Meeting following their election or until their successors are duly elected and qualified.

        Set forth below is certain information relating to the directors.

          Name            Age                              Principal Occupation
----------------------    --- ------------------------------------------------------------------------------
Jay L. Schottenstein      48   Director of our Company since June 1991. Chairman of our
                               Company, American Eagle Outfitters, Inc. and SSC since March
                               1992 and Chief Executive Officer from April 1991 to July 1997 and from July 1999 to December 2000.  Mr. Schottenstein served as Vice Chairman of SSC from 1986 until March 1992 and a
                               director of SSC since 1982. He served SSC as President of the
                               Furniture Division from 1985 through June 1993 and in various other executive capacities since 1976.  Mr. Schottenstein is also a director of American Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to
                               Section 12 of the Securities Exchange Act of 1934. (1)

Henry L. Aaron            68   Director of our Company since January 2000.  Mr. Aaron
                               presently serves as Senior Vice President of the Atlanta
                               National League Baseball Club, Inc. and as Vice President of
                               Business Development for the CNN Airport Network, along with a number of other private business interests.

Ari Deshe                 52   Director of our Company since October 1997. Chairman and Chief
                               Executive Officer since 1996 and President and Chief Executive
                               Officer from 1993 to 1996 of Safe Auto Insurance Company, a property and casualty insurance company. Prior to that, Mr.
                               Deshe served as President of Safe Auto Insurance Agency from
                               1992 to 1993 and President of Employee Benefit Systems, Inc.
                               from 1982 to 1992.  Mr. Deshe is also a director of American
                               Eagle Outfitters, Inc., which is a company with a class of securities registered pursuant to Section 12 of the Securities
                               Exchange Act of 1934. (1)

Jon P. Diamond            45   Director of our Company since June 1991. President and Chief
                               Operating Officer since 1996 and Executive Vice President and
                               Chief Operating Officer from 1993 to 1996 of Safe Auto
                               Insurance Company.  Mr. Diamond served as Vice President of
                               SSC from March 1987 to March 1993 and served SSC in various management positions since 1983.  Mr. Diamond is also a
                               director of American Eagle Outfitters, Inc., which is a
                               company with a class of securities registered pursuant to
                               Section 12 of the Securities Exchange Act of 1934. (1)

Elizabeth M. Eveillard    56   Director of our Company since August 2001.  Ms. Eveillard is an independent financial consultant and serves as a financial consultant to Bear, Sterns & Co.  Ms. Eveillard served as
                               Senior Managing Director, Retailing and Apparel Group, Bear,
                               Stearns & Co., Inc. from 2000 until her retirement in April
                               2002.  Prior to that time, Ms. Eveillard served as the
                               Managing Director, Head of Retailing Industry Group, Paine
                               Webber Corporation from 1988 to 2000.  From 1972 to 1988, Ms.
                               Eveillard held various executive positions including Managing
                               Director in the Merchandising Group with Lehman Brothers.  Ms.
                               Eveillard is also a director of Too, Inc., Lillian Vernon
                               Corporation and Mayor's Jewelers, Inc. which are companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Harvey L. Sonnenberg      61   Director of our Company since August 2001. Partner in the CPA and consulting firm, M.R. Weiser & Co., LLP, since November
                               1994. Mr. Sonnenberg is active in a number of professional organizations including the American Institute of CPA's and the New York State Society of CPA's and has long been involved in rendering professional services to the retail and apparel industry.

James L. Weisman          64   Director of our Company since August 2001. President and a member of the Weisman Goldman Bowen & Gross, LLP, a
                               Pittsburgh, Pennsylvania law firm. He has been practicing law for 39 years and has extensive experience in working with
                               retail clients. His primary areas of practice have been in banking transactions and overseeing and directing litigation.

--------------------------------------------------------------------------------
(1)  SSC is a controlling shareholder of our Company. For information with respect to the beneficial ownership of the voting stock of SSC by our Board and beneficial ownership of our Common Shares by such persons and officers, see "Security Ownership of Certain Beneficial Owners and Management."


INFORMATION CONCERNING BOARD OF DIRECTORS

        Our Board of Directors and 4 committees of the Board govern our Company. During fiscal 2002, the Board met 5 times. Directors discharge their responsibilities throughout the year at Board and committee meetings and also through considerable telephone contact and other communications with the Chairman and other key executives, as well as with external advisors such as legal counsel, outside auditors and investment bankers.

        The average attendance at Board and committee meetings was approximately 95% in fiscal 2002. No director attended fewer than 75% of the meetings of the Board and of the committees to which the director was a member in fiscal 2002.

        The following table identifies the current membership of Board committees and states the number of committee meetings held during fiscal 2002. A summary of each committee's functions follows the table.

                                                                  Nominating and
        Director                 Audit          Compensation        Governance         Executive
-------------------------  -----------------  ----------------  -------------------  --------------

Jay L. Schottenstein                                                      X*
Henry L. Aaron                                        X
Ari Deshe                                                                 X
Jon P. Diamond                                                                               X
Elizabeth M. Eveillard             X                  X*
Harvey L. Sonnenberg               X*                 X
James L. Weisman                   X                                      X
# of Meetings in 2002              9                  2                   0                  0
* Committee Chair

Each of Messrs. Aaron, Sonnenberg and Weisman and Ms. Eveillard are paid an annual retainer of $30,000 and, along with Messrs. Deshe and Diamond receive a quarterly board meeting fee of $5,000 so long as they attend at least one board meeting during that quarter. Additionally, each of Messrs. Aaron, Sonnenberg and Weisman and Ms. Eveillard receive $20,000 annually for each committee which they serve and are automatically granted options each quarter to purchase 2,500 of our Common Shares under our 2000 Stock Incentive Plan.

AUDIT COMMITTEE

        Assists the Board in monitoring:

        -   The integrity of our financial statements.

        -   Our system of internal control.

        - The independence and performance of our independent public accountants.

        - The compliance by our Company with legal and regulatory requirements.

        The Committee also reviews and approves, related party transactions.

        All members of the Audit Committee are independent as defined in the applicable New York Stock Exchange listing standards.

COMPENSATION COMMITTEE

        - Establishes, reviews, and recommends an executive compensation package for our Chief Executive Officer and other officers of the Company.

        - Makes recommendations to our Board for the number and terms of any stock options to be granted under our stock option plan.

        - Administers our Incentive Compensation Plan, the 1991 Stock Option Plan and the 2000 Stock Incentive Plan.

NOMINATING AND GOVERNANCE COMMITTEE

        -   Evaluates the performance of our Board of Directors.

        - Reviews our management organization and succession plans for the Chairman and Chief Executive Officer.

        - Makes recommendations to the Board concerning the composition of the Board, the compensation of directors, the election of executive officers, the appointment of the Chairman for each committee of the Board and the procedures for shareholder voting.

        -   Reviews our corporate governance guidelines.

EXECUTIVE COMMITTEE

        - Assists management with store operations and other management issues.

EXECUTIVE OFFICERS

        The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.

        JOHN C. ROSSLER, age 55, was elected our President in February 2002. In March 2002, Mr. Rossler became our President and Chief Executive Officer. Mr. Rossler has served as President of Shonac Corporation and DSW Shoe Warehouse since December 2000. Mr. Rossler has held various positions with DSW and Shonac since 1982, including Chief Operating Officer, Executive Vice President and Chief Financial Officer. Prior to joining Shonac/DSW, Mr. Rossler was the managing partner of the Columbus office of Alexander Grant/Grant Thornton International where he was employed for 16 years.

        EDWIN J. KOZLOWSKI, age 54, was elected our Executive Vice President and Chief Operating Officer in February 2002. Mr. Kozlowski was elected Chief Financial Officer of Shonac Corporation and DSW Shoe Warehouse in May 2001. Prior to that time Mr. Kozlowski served in various positions with General Nutrition Companies, Inc. since 1978, including Chief Operating Officer of the retail division of General Nutrition Centers, Executive Vice President and Chief Financial Officer, Treasurer and Controller of GNCI and GNI.

        JAMES A. MCGRADY, age 52, became our Chief Financial Officer, Treasurer and Secretary in July 2000. Prior to that time, Mr. McGrady served as Vice President and Treasurer of Consolidated Stores Corporation beginning in 1986. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.

        JULIA A. DAVIS, age 42, became our Executive Vice President and General Counsel in January 2003. Prior to that time, Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 17 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.

        STEVEN E. MILLER, age 44, became our Vice President Controller in September 2000. Prior to that time, Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Consolidated Stores Corporation including Director, Assistant Treasurer and Assistant Controller.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who are beneficial owners of more than ten percent of our Common Shares ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by us, we believe that, during fiscal year 2002, all filing requirements applicable to reporting persons were complied with, except for one late Form 4 filing for Schottenstein Stores Corporation and Mr. Schottenstein.

ITEM 11.     EXECUTIVE OFFICER COMPENSATION.

        The following table sets forth certain information regarding compensation paid during each of our last three full fiscal years to our Chief Executive Officer(s) and to each of our four most highly compensated executive officers serving at the end of the current fiscal year.

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION              LONG TERM COMPENSATION
                          -------------------------------------  ------------------------------
                                                                 Restricted Stock    Options        All Other
   Name and Principal      Fiscal    Salary (1)       Bonus         Award (2)          SARs      Compensation (3)
        Position            Year         ($)           ($)             ($)             (#)             ($)
------------------------  --------  ------------  -------------  ----------------  ------------  ----------------
Jay L. Schottenstein        2002       $250,000          None           None              None          None
Chairman                    2001       $250,000          None           None              None          None
                            2000       $250,000          None           None              None          None

John C. Rossler             2002       $694,344      $985,000           None         2,430,000       $62,607
President and Chief         2001       $404,181      $497,058        $21,200             5,000       $31,927
  Executive Officer         2000       $395,995      $621,323           None              None       $25,068


Edwin J. Kozlowski          2002       $496,154      $525,000           None         1,720,000       $96,784
Executive Vice President    2001       $223,846      $225,000           None              None       $84,724
  and Chief Operating       2000           None          None           None              None          None
  Officer


James A. McGrady            2002       $397,436      $210,000           None           540,000       $35,057
Chief Financial Officer,    2001       $325,000      $140,000        $21,200             5,000       $31,014
  Treasurer and Secretary   2000       $155,769          None           None            30,000       $13,497


Steven E. Miller            2002       $202,019       $86,100           None            20,000       $11,487
Vice President Controller   2001       $176,250       $51,480         $8,480             2,000       $69,542
                            2000        $67,019          None           None            10,000       $29,638

Raymond L. Blanton (4)      2002       $398,002      $323,723           None              None      $389,950
Former Senior Vice          2001       $294,895      $525,426           None              None       $45,963
  President and General     2000       $288,922      $525,426           None             2,000       $18,864
  Merchandise Manager


George Kolber (5)           2002       $685,897          None           None              None    $1,978,639
Former Vice Chairman and    2001       $900,000          None           None              None      $207,548
  Chief Executive Officer   2000       $112,500          None     $3,450,000           500,000        $9,676



(1) Includes amounts deferred by the executive officer pursuant to the Deferred Compensation Plan established in 1998.
(2) The value of the restricted stock is determined by multiplying the total shares held by each named executive by the closing price on the NYSE on January 31, 2003.
(3)  See Table below for All Other Compensation.
(4)  Mr. Blanton's employment ended on September 24, 2002.
(5)  Mr. Kolber resigned from the Company effective April 6, 2002.



ALL OTHER COMPENSATION

                              Jay L.         John C.      Edwin J.         James A.       Steven E.    Raymond L.        George
                           Schottenstein     Rossler      Kozlowski        McGrady         Miller        Blanton         Kolber
                           -------------   -----------   -----------     -----------     -----------   -----------     -----------
401(k) Plan and
Associate Stock Purchase
Plan Company
Contributions                     --           $8,458           --            $6,324         $5,220         $6,526         $4,176

Company paid relocation
expenses                          --               --       $5,884                --             --             --             --

Severance                         --               --           --                --             --        219,231      1,950,000

Auto Reimbursement                --           36,597       11,076            25,937          3,448         78,731          4,421

Company paid Life,
Medical and Indemnity
Insurance                         --            4,687          440               952            140          1,256             --

Sec 79 Cafeteria Health
Care Plan                         --            1,734          710             1,844          2,679          2,548            383

Personal Living Expenses          --               --           --                --             --             --         19,659

Loan Forgiveness                  --               --       60,000                --             --             --             --

Gift Certificates                 --              125           30                --             --             --             --

Country Club Dues
and Membership                    --           11,006       18,644                --             --         81,658             --
                          ------------    ------------  ------------      -----------    -----------      ---------    ----------
Total All Other
Compensation                      --          $62,607      $96,784           $35,057        $11,487       $389,950     $1,978,639
                          ------------    ------------  ------------      -----------    -----------      ---------    ----------

                 OPTION/SAR GRANTS IN THE LAST FISCAL YEAR TABLE

        The following table provides certain information on option grants during fiscal year 2002 by us to our Chief Executive Officer and each of our other executive officers included in the above compensation table.

                                                                                           Potential Realized Value at
                                         % of Total                                          Assumed Annual Rates of
                           Options      Options/SARs                                        Stock Price Appreciation
                            SARs         Granted to       Exercise or                          for Option Term (2)
                           Granted      Employees in      Base Price       Expiration      ---------------------------
          Name               (#)        Fiscal Year         ($/Sh)           Date (1)              5%           10%
-----------------------  -----------  ----------------  ---------------  ---------------          ----         ----
Jay L. Schottenstein         None            N/A              N/A              N/A                 N/A           N/A
John C. Rossler           2,430,000           37%            $4.50          2/3/2012        $6,876,963   $17,427,574
Edwin J. Kozlowski        1,720,000           26%            $4.50          2/3/2012        $4,867,644   $12,335,567
James A. McGrady            540,000            8%            $4.50          2/3/2012        $1,528,214    $3,872,794
Steven E. Miller             20,000           (3)            $2.35          7/3/2012           $29,558       $74,906
Raymond L. Blanton          570,000            9%            $4.50          2/3/2012        $1,613,115    $4,087,949
George Kolber                None            N/A              N/A              N/A                 N/A           N/A

(1) Except as described below, all options are exercisable 20% per year, beginning on the first anniversary of the original grant date, on a cumulative basis and expire ten years from the original grant date. 1,590,000 options granted to Mr. Rossler and 1,130,000 options granted to Mr. Kozlowski vest on January 30, 2010 or, if earlier, (2) the later of (A) January 31, 2004 if, for each day of 60-consecutive day period that ends on or before January 31, 2004, the closing price of our common stock is at least $12.00 per share or (B) the last day of (i) any 60-consecutive trading day period that ends after January 31, 2004 and before January 30, 2010 and on each day of which the closing price of our common stock is at least $12.00 per share or (ii) we have achieved at least 95 percent of the EBIT goal that the Board set for us for each of any three consecutive fiscal years ending after the effective date of this Agreement and on and before January 30, 2010.

(2) Represents the potential realizable value of each grant of options assuming that the market price of the Common Shares appreciates in value from the date of grant to the end of the option term at either a 5% or 10% annualized rate, based on the difference between the assumed per share value and the per share option exercise price, multiplied by the total number of option shares.

(3) Represents less than 1% of total options granted during fiscal 2002.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

        The following table provides certain information on the number and value of stock options held by our executive officers named in the Summary Compensation Table at February 1, 2003.

                                                                                 Potential Realized Value at
                         Shares                        Number of Unexercised      Assumed Annual Rates of
                        Acquired        Value       Options at Fiscal Year End    Stock Price Appreciation
                       on Exercise    Realized                 (#)                for Option Term ($) (1)
                      ------------  ------------    ---------------------------  ---------------------------
        Name               (#)           ($)        Exercisable   Unexercisable  Exercisable  Unexercisable
--------------------  ------------  ------------    -----------   -------------  -----------  --------------
Jay L. Schottenstein           --            --        56,000             --            --            --
John C. Rossler                --            --        13,000      2,432,000            --            --
Edwin J. Kozlowski             --            --            --      1,720,000            --            --
James A. McGrady               --            --        17,000        558,000            --            --
Steven E. Miller               --            --         6,000         26,000            --            --
Raymond L. Blanton             --            --            --             --            --            --
George Kolber (2)              --            --            --             --            --            --

--------------------------------------------------------------------------------
(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $1.95. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

(2) Pursuant to an Addendum to the December 7, 2000 Executive Employment Agreement and Restricted Stock Agreement, Mr. Kolber forfeited rights to 200,000 options which were not vested on April 6, 2002.

                         EQUITY COMPENSATION PLAN TABLE

        The following table sets forth additional information as of February 1, 2003, about shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                      NUMBER OF SECURI-
                                                                                       TIES REMAINING
                                      NUMBER OF SECURI-                              AVAILABLE FOR ISSU-
                                      TIES TO BE ISSUED                               ANCE UNDER EQUITY
                                      UPON EXERCISE OF         WEIGHTED-AVERAGE      COMPENSATION PLANS
                                       OUTSTANDING OP-      EXERCISE PRICE OF OUT-   (EXCLUDING SECURI-
                                     TIONS, WARRANTS AND      STANDING OPTIONS,       TIES REFLECTED IN
                                           RIGHTS            WARRANTS AND RIGHTS          COLUMN (a)
                                     -------------------    ----------------------   -------------------
Equity compensation plans
approved by security holders (1)         8,921,047                 $8.98                  4,091,683

Equity compensation plans not
approved by security holders                N/A                     N/A                     N/A
                                         ---------                                        ---------

Total                                    8,921,047                 $8.98                  4,091,683

(1) Equity compensation plans approved by shareholders include the 1991 Stock Option Plan, as amended, and the 2000 Stock Incentive Plan.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Our Compensation Committee is comprised of Elizabeth Eveillard (Chairperson), Henry L. Aaron and Harvey L. Sonnenberg. The Compensation Committee establishes, reviews, and recommends an executive compensation package for our Chief Executive Officer and our other executive officers. Additionally, our Compensation Committee administers and grants options under our 1991 Stock Option Plan, as amended, and our 2000 Incentive Stock Plan and administers our Incentive Compensation Plan. None of the members of the Compensation Committee are present or former officers of our Company or are themselves or any of their affiliates, if any, parties to agreements with us.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMMON SHARES

        The following table sets forth, as of April 2, 2003, certain information with regard to the beneficial ownership of our common stock by each holder of 5% of such shares, each director individually, each executive officer named in the Summary Compensation Table and all executive officers and directors as a group.

                  Name of                         Amount and Nature of               Percent of
             Beneficial Owner                     Beneficial Ownership (1)       Outstanding Shares (2)
-----------------------------------------------   ------------------------       ----------------------
Henry L. Aaron                                               9,000                        *
Raymond Blanton (10)
Ari Deshe (4)(5)(7)                                         24,972                        *
Jon P. Diamond (4)(5)                                       11,700                        *
Elizabeth M. Eveillard (1)                                   3,000                        *
George Kolber (10)
Edwin J. Kozlowski (3)                                     198,000                        *
James A. McGrady                                           131,000                        *
Steven E. Miller                                             8,000                        *
John C. Rossler (3)                                        296,000                        *
Jay L. Schottenstein (4)(5)(6)                             230,000                        *
Harvey L. Sonnenberg (7)                                    23,000                        *
James L. Weisman (7)                                         4,300                        *
All directors and executive officers as a group
(12 persons) (3)(4)(5)(6)(7)(10)(11)                       938,972                     2.8%

Dimensional Fund Advisors Inc. (8)                       2,037,800                     6.0%
Schottenstein Stores Corporation (5)                    27,668,851                    63.4%
Cerberus Partner, L.P.(9)                                9,722,085                    22.3%

--------------------------------------------------------------------------------
* Represents less than 1% of outstanding shares of common stock, net of treasury shares.

(1) Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed and includes the following number of shares of common stock as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options within 60 days of April 15, 2003: Mr. Aaron, 9,000; Mr. Deshe, 10,000; Mr. Diamond, 10,000; Ms. Eveillard, 3,000 shares; Mr. Kozlowski, 118,000; Mr. McGrady, 125,000; Mr. Miller, 6,000; Mr. Rossler, 181,000; Mr. J. Schottenstein, 56,000; Mr. Sonnenberg, 3,000; Mr. Weisman, 3,000 and all directors and executive officers as a group, 524,000.

(2) The percent is based upon the 33,923,374 shares of common stock outstanding, net of treasury shares.

(3) Includes 110,000 shares for Mr. Rossler, 80,000 shares for Mr. Kozlowski, and 190,000 shares for all directors and executive officers as a group, which are owned subject to a risk of forfeiture on termination of employment with vesting over a period of years pursuant to the terms of Restricted Stock Agreements.

(4) Does not include the 17,946,766 shares of common stock owned by SSC of 1800 Moler Road, Columbus, Ohio 43207. Jay L. Schottenstein is the Chairman and Chief Executive Officer of SSC. Jay L. Schottenstein, Ari Deshe and Jon P. Diamond are members of the Board of Directors of SSC. See "Ownership of SSC," below.

(5) Does not include 123,372 shares owned by the Jay and Jean Schottenstein Foundation, 67,944 shares held by the Ann and Ari Deshe Foundation, 67,944 shares held by the Jon and Susan Diamond Family Foundation and 40,740 shares held by the Lori Schottenstein Foundation, all being private charitable foundations, and 1,312,500 Common Shares owned by GB Stores, a Pennsylvania limited partnership. Combined, the shares owned by the foundations and GB Stores represent approximately 5.0% of our outstanding shares of common stock. SSC owns a 96% limited partnership interest in GB Stores and its corporate general partner is an affiliate of SSC. The sole trustees and officers of the Jay and Jean Schottenstein Foundation are Saul, Geraldine and Jay Schottenstein. The remaining foundations' trustees and officers consist of at least one of the following per-sons: Geraldine Schottenstein, Jay Schottenstein, Jon Diamond and/or Ari Deshe; in conjunction with other Schottenstein family members.

(6) Includes 30,000 shares as to which Jay L. Schottenstein shares voting and investment power as trustees of a trust which owns the shares.

(7) Includes 10,000 shares held by Mr. Deshe's minor children; 15,000 shares held by Mr. Sonnenberg's spouse and 500 shares held by Mr. Weisman's spouse.

(8) Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "funds." In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over our securities described in this schedule that are owned by the funds and may be deemed to be the beneficial owner of the shares of the issuer held by the Funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Based on information contained in a Schedule 13G/A filed by Dimensional on February 10, 2003.

(9) Cerberus Partners, L.P., a Delaware limited partnership ("Cerberus"), is the holder of Senior Subordinated Convertible Loans in the principal amount of 37,500,000 (the "Convertible Loan"). The Convertible Loan is convertible at any time to the extent any portion of the loan remains outstanding at the option of the holder thereof into shares of our common stock. The conversion price of the Convertible Loan is $4.50 per share, subject to conversion price adjustments. Further, Cerberus is the holder of a warrant to purchase 1,388,752 Shares (subject to certain conversion price adjustments) in connection with an additional loan made to us. Stephen Feinberg possesses sole power to vote and direct the disposition of all of our securities held by Cerberus. The address for Cerberus is 450 Park Avenue, 28th Floor, New York, New York 10022. Based on information contained in a Schedule 13D/A filed by Stephen Feinberg on October 9, 2002 and a Form 4 filed by Stephen Feinberg on October 10, 2002.

(10) Mr. Kolber and Mr. Blanton are no longer affiliated with our Company. As a consequence, we are unable to determine their beneficial ownership of shares or the percentage of outstanding shares held.

(11) The percent is based upon the 33,923,374 shares of common stock outstanding, net of treasury shares, and the exercise of 524,000 stock options at April 2, 2003.

OWNERSHIP OF SSC

        The following table indicates the shares of SSC common stock beneficially owned by certain of our Directors and other Schottenstein family members, as of April 2, 2003:

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Prior to the completion of our initial public offering on June 18, 1991, we were operated as the Department Store Division of SSC. On that date, SSC transferred substantially all of the net assets of the Division to us in exchange for 22,500,000 of our Common Shares. At April 2, 2003, SSC beneficially owned approximately 53% of our outstanding Common Shares. So long as SSC owns more than 50% of our voting shares, it will continue to have the power acting alone to approve any action requiring a vote of the majority of our common stock of our Company and to elect all of our directors. For information with respect to the beneficial ownership of the voting stock of SSC by certain of our directors and beneficial ownership of our common stock by such persons and our officers, see "Security Ownership of Certain Beneficial Owners and Management."

REAL ESTATE LEASES AND SUBLEASES

        We lease stores and warehouses under various arrangements with related parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, we are required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

        We have several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, we lease five store locations owned by SSC. Additionally, we lease or sublease from SSC or affiliates of SSC, 27 store locations, 6 warehouse facilities and a parcel of land. The minimum rent for these leaseholds is set forth below with additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require us to pay real estate taxes, maintenance and insurance.

        Each lease entered into with SSC or its affiliates is on terms at least as favorable to us as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, we are given preferential terms. We have also adopted a policy that requires our audit committee to review and approve all affiliated leases prior to consummation.

        Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 1, 2003 are as follows (in thousands):

               Fiscal Year    Minimum Payments
               -----------    ----------------
                  2003           $20,522
                  2004            20,597
                  2005            20,750
                  2006            20,333
                  2007            19,470
                  Future Years   110,075
                                 -------

                  Total         $211,747

        The composition of related party lease expense (in thousands):

                                                                Year Ended
                                              -----------------------------------------
                                                  2/1/03      2/2/02      2/3/01
---------------------------------------------------------------------------------------
Minimum rentals:
   Related parties                               $19,539     $15,363     $10,553

Contingent rentals:
   Related parties                                   208       2,128       2,386
                                              ----------   ---------   ---------

Total                                            $19,747     $17,491     $12,939

        SSC operates a chain of furniture stores, five of which operate in separate space subleased from us at five of its store locations. Three of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between us and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than our lease. For fiscal 2002, SSC paid to us an aggregate of $1.3 million pursuant to these subleases.



LICENSE AGREEMENTS WITH AFFILIATES

        In July 1997, we entered into agreements to form a 50/50 joint venture with Mazel Stores, Inc. to create VCM, Ltd. to operate the health and beauty care and toys and sporting goods departments in our Value City stores as licensed departments. Beginning in fiscal 2000 VCM also operated the food department. Pursuant to operating agreements between VCM and Value City, VCM paid annual license fees to us based on 5% and 11% of net sales and reimbursed us 2% and 4% of its sales for advertising and 2.9% and 1% of its sales for administrative expenses for the health and beauty care and the toys and sporting goods departments, respectively. The aggregate license fees paid by VCM to us for fiscal 2001 were $9.7 million. Effective with the close of business on February 2, 2002, we acquired Mazel's 50% interest in VCM for $8.4 million and we now own 100% of VCM.

MERCHANDISE TRANSACTIONS WITH AFFILIATES

        We, from time to time, purchase merchandise from affiliates of SSC. Some of such affiliates manufacture, import and wholesale apparel as their principal business. The members of our merchandising staff use these sources and make their purchasing decisions in the same manner as with unaffiliated sources. Any merchandise purchased from such sources is on terms at least as favorable to us as could be obtained in an arm's-length transaction with an unaffiliated third party, and in certain instances, we are given terms preferential to those available to unaffiliated customers. Total purchases by us from SSC and affiliates for fiscal 2002 were $13.2 million, representing 0.9% of our total purchases during the fiscal year, while in fiscal 2001 purchases were $16.4 million, representing 1.3% of our total purchases during the fiscal year.

        In May 2001, SSC and Value City entered into a deferred purchase arrangement for the sale of Bugle Boy products that SSC purchased for approximately $11.9 million. As part of the agreement, Value City agreed to purchase at SSC's cost plus a handling fee any unsold Bugle Boy merchandise owned by SSC on February 2, 2002. On February 6, 2002, the final payment was made to SSC.

        In October 2001, SSC and Filene's Basement entered into a deferred purchase arrangement for the sale of products that SSC purchased for approximately $2.9 million. As part of the agreement, Filene's Basement agreed to purchase goods at SSC's cost plus a handling fee. On May 13, 2002, the final payment was made to SSC.

SERVICES AGREEMENTS

        We share with SSC and its affiliates certain incidental support personnel and services for the purpose of achieving economies of scale and cost savings. These shared services include certain architectural, legal, advertising and administrative services. We have entered into a Corporate Services Agreement with SSC that sets forth the terms for payment of the costs of these shared services. We believe that we are able to obtain such services at a cost, which is equal to or below the cost of providing such services internally or obtaining such services from unaffiliated third parties. For fiscal 2002, we paid SSC or its affiliates $1.7 million for such services. The Corporate Services Agreement also provides for participation by us in the self-insurance program maintained by SSC. Under that program, we are self-insured for purposes of personal injury and property damage, motor vehicle and Ohio workers' compensation claims up to various specified amounts, and for casualty losses up to $100,000. Claims and losses in excess of the specified amounts are covered by stop-loss or excess liability policies maintained by SSC, which include us as a named insured. SSC maintains reserves and pays claims for self-insured amounts under the program and will continue to do so with respect to our participation in the program. SSC charges its affiliates, divisions and our Company premiums based, among other factors, on loss experience and its actual payroll and related costs for administering the program. For fiscal 2002, we paid SSC $11.9 million for participation in the program.

        DEBT AGREEMENTS

        On June 11, 2002, we entered into two separate credit facilities equally held by Cerberus Partners, L.P. and SSC, and amended and restated our $75.0 million senior convertible loan, initially entered into on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC.

        $100 Million Term Loans

        The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the Term Loans. The maturity date is June 11, 2005.

        The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may elect to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK. The PIK option is limited to 50% of the interest due.

        We issued to the Term Loan C Lenders 2,954,792 Warrants with an initial exercise price of $4.50 per share. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

        $75 Million Senior Convertible Loan

        We have amended and restated our $75.0 million Convertible Loan. As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest may be PIK for the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all of our principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans. The Convertible Loan is not subject to prepayment until June 11, 2007. The agent has the right to designate two observers to our Board for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

        The Convertible Loan is convertible at the option of the holders into shares of our common stock at an initial conversion price of $4.50. The maturity date is June 10, 2009.

        We recorded $9.5 million in interest expense and $3.9 million fees related to our credit agreements in fiscal 2002 of which $15.5 million was paid. Included in payments during 2002 was $3.7 million of PIK interest. We also repaid an SSC loan in the amount of $20.0 million in conjunction with the debt financing.

ITEM 14.     CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

15(a)(1) FINANCIAL STATEMENTS

        The documents listed below are filed as part of this Form 10-K:

                                                                                           Page in
                                                                                          Form 10-K
                                                                                          ---------
           Independent Auditors' Report                                                      F-1

           Consolidated Balance Sheets at February 1, 2003 and February 2, 2002              F-2

           Consolidated Statements of Operations for the years ended
               February 1, 2003, February 2, 2002 and February 3, 2001                       F-3

           Consolidated Statements of Shareholders' Equity for the years ended
               February 1, 2003, February 2, 2002 and February 3, 2001                       F-4

           Consolidated Statements of Cash Flows for the years ended
               February 1, 2003, February 2, 2002 and February 3, 2001                       F-5

           Notes to Consolidated Financial Statements                                        F-6


15(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

        The schedule listed below is filed as part of this Form 10-K:

           Schedule II.  Valuation and Qualifying Accounts                                   S-1

        Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

15(a)(3) EXHIBITS:

        See Index to Exhibits which begins on Page E-1.

15(b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VALUE CITY DEPARTMENT STORES, INC.
Date: May 1, 2003                          By:   *
                                                    ----------------------------------------------------------
                                                    (James A. McGrady, Executive Vice President, Chief Financial
                                                    Officer, Treasurer and Secretary)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                                         DATE
---------                                              -----                                         ----
               *                               Chairman of the Board of Directors               May 1, 2003
-----------------------------
Jay L. Schottenstein

               *                               President and Chief Executive Officer            May 1, 2003
-----------------------------                  (Principal Executive Officer)
John C. Rossler


               *                               Executive Vice President, Chief Financial        May 1, 2003
-----------------------------                  Officer, Treasurer and Secretary
James A. McGrady                               (Principal Financial and Accounting Officer)

               *                               Director                                         May 1, 2003
-----------------------------
Henry L. Aaron

               *                               Director                                         May 1, 2003
-----------------------------
Ari Deshe

               *                               Director                                         May 1, 2003
-----------------------------
Jon P. Diamond

               *                               Director                                         May 1, 2003
-----------------------------
Elizabeth M. Eveillard

               *                               Director                                         May 1, 2003
-----------------------------
Harvey L. Sonnenberg

               *                               Director                                         May 1, 2003
-----------------------------
James L. Weisman

*By:   /s/ James A. McGrady
       ------------------------------
       James A. McGrady, (Attorney-in-Fact)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John C. Rossler, certify that:

        1. I have reviewed this annual report on Form 10-K of Value City Department Stores, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003

                          /s/ John C. Rossler
                          --------------------------------------------------
                          John C. Rossler, President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James A. McGrady, certify that:

        1. I have reviewed this annual report on Form 10-K of Value City Department Stores, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003

                              /s/ James A. McGrady
                              --------------------------------------------------
                              James A. McGrady, Executive Vice President, Chief Financial Officer and Treasurer

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of Value City Department Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Value City Department Stores, Inc. (a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Value City Department Stores, Inc. and its wholly owned subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective February 3, 2002.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Columbus, Ohio
March 19, 2003

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      February 1, 2003 and February 2, 2002
                      (in thousands, except share amounts)

------------------------------------------------------------------------------------------------------
                                     ASSETS

                                                      2/1/03              2/2/02
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and equivalents                               $11,059             $35,915
  Accounts receivable, net                            10,666               6,650
  Receivables from affiliates                            933                 905
  Inventories                                        389,825             396,830
  Prepaid expenses and other assets                   19,354              15,741
  Deferred income taxes                               51,317              63,102
                                                  ----------          ----------
     TOTAL CURRENT ASSETS                            483,154             519,143

PROPERTY AND EQUIPMENT, AT COST:
  Furniture, fixtures and equipment                  254,467             246,358
  Leasehold improvements                             210,825             184,854
  Land and building                                      801                 801
  Capital leases                                      37,423              37,413
                                                  ----------          ----------
                                                     503,516             469,426
  Accumulated depreciation and amortization         (270,064)           (224,782)
                                                  ----------          ----------
     PROPERTY AND EQUIPMENT, NET                     233,452             244,644

GOODWILL                                              37,619              40,974
TRADENAMES AND OTHER INTANGIBLES, NET                 47,583              51,654
OTHER ASSETS                                          29,991              23,896
                                                  ----------          ----------
     TOTAL ASSETS                                   $831,799            $880,311
                                                  ==========          ==========


------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                  $160,809            $149,864
  Accounts payable to affiliates                       4,228               8,909
  Accrued expenses:
    Compensation                                      29,173              22,410
    Taxes                                             42,401              39,224
    Other                                             64,344              69,296
  Current maturities of long-term obligations            809                 665
                                                  ----------          ----------
     TOTAL CURRENT LIABILITIES                       301,764             290,368

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES     264,664             337,199

OTHER NONCURRENT LIABILITIES                          44,207              32,315

COMMITMENTS AND CONTINGENCIES                            -                   -

SHAREHOLDERS' EQUITY:
  Common shares, without par value;
    80,000,000 authorized; issued, including
    treasury shares, 33,913,374 shares and
    34,227,540 shares, respectively                  143,183             145,772
  Warrants                                             6,074                 -
  Retained earnings                                   78,767              82,432
  Deferred compensation expense, net                    (981)             (4,150)
  Treasury shares at cost, 7,651 shares                  (59)                (59)
  Accumulated other comprehensive loss                (5,820)             (3,566)
                                                  ----------          ----------
     TOTAL SHAREHOLDERS' EQUITY                      221,164             220,429
                                                  ----------          ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $831,799            $880,311
                                                  ==========          ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
                    (in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------
                                                       For               For                For
                                                    the Year          the Year           the Year
                                                      Ended             Ended              Ended
                                                     2/1/03            2/2/02             2/3/01
                                                    52 Weeks          52 Weeks           53 Weeks
-----------------------------------------------------------------------------------------------------
Net sales, excluding sales of
   licensed departments                             $2,450,719        $2,283,878        $2,213,017
Cost of sales                                       (1,514,629)       (1,429,455)       (1,492,947)
-----------------------------------------------------------------------------------------------------
Gross profit                                           936,090           854,423           720,070

Selling, general and
   administrative expenses                            (909,573)         (888,734)         (870,253)
License fees from affiliates                             2,628            12,228            11,323
Other operating income                                   4,777             5,739             3,259
-----------------------------------------------------------------------------------------------------
Operating profit (loss)                                 33,922           (16,344)         (135,601)

Interest expense, net                                  (32,493)          (28,510)          (30,480)
-----------------------------------------------------------------------------------------------------
Income (loss) before equity in loss of
   joint venture, extraordinary item,
   cumulative effect of accounting
   change and income taxes                               1,429           (44,854)         (166,081)
Equity in loss of joint venture                            -                (406)           (1,340)
-----------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item,
   cumulative effect of accounting
   change and income taxes                               1,429           (45,260)         (167,421)
(Provision) benefit for income taxes                      (944)           16,537            65,630
-----------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item
   and cumulative effect of accounting
   change                                                  485           (28,723)         (101,791)
Extraordinary (charge), net of income taxes             (2,070)              -                 -
Cumulative effect of accounting
   change, net of income taxes                          (2,080)              -                 -
-----------------------------------------------------------------------------------------------------
   Net loss                                            $(3,665)        $ (28,723)     $   (101,791)
=====================================================================================================

Basic and diluted earnings (loss) per share:
Income (loss) before extraordinary item and
   cumulative effect of accounting change                $0.01            $(0.85)           $(3.03)
Extraordinary (charge), net of income taxes              (0.06)              -                 -
Cumulative effect of accounting change,
    net of income taxes                                  (0.06)              -                 -
-----------------------------------------------------------------------------------------------------
   Net loss                                             $(0.11)           $(0.85)           $(3.03)
=====================================================================================================

Shares used in per share calculations:
Basic                                                   33,665            33,610            33,567
Diluted                                                 33,673            33,610            33,567

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
       Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                    Number of Shares
                                  --------------------                                                         Accumulated
                                             Common                                     Deferred                  Other
                                  Common     Shares      Common             Retained  Compensation  Treasury  Comprehensive
                                  Shares   in Treasury   Shares   Warrants  Earnings    Expense      Shares       Loss       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 29, 2000         32,992        88      $132,601            $212,946    $(2,513)     $(673)                $342,361

  Net loss                                                                  (101,791)                                      (101,791)
  Sales of treasury shares                     (80)          466                                       614                    1,080
  Exercise of stock options          182                   1,431                                                              1,431
  Tax benefit on stock options
    and restricted shares                                    228                                                                228
  Grant of restricted shares,
    net of forfeitures               754                   5,433                         (4,703)                                730
  Amortization of deferred
    compensation expense                                                                    768                                 768
  Acquisitions                       403                   5,500                                                              5,500
                                ----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001         34,331         8       145,659             111,155     (6,448)       (59)                 250,307

  Net loss                                                                   (28,723)                                       (28,723)
  Net unrealized loss
    on derivative financial
    instruments, net of income
    tax benefit of $1,731                                                                                        $(2,595)    (2,595)
  Minimum pension liability,
    net of income tax benefit
     of $647                                                                                                        (971)      (971)
                                                                                                                               ----
    Total comprehensive
      loss                                                                                                                  (32,289)
                                                                                                                            -------
  Exercise of stock options          108                     782                                                                782
  Forfeitures of restricted
    shares, net of grants           (211)                   (669)                          (517)                             (1,186)
  Amortization of deferred
    compensation expense                                                                  2,815                                2,815
                                ----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 2, 2002         34,228         8       145,772              82,432     (4,150)       (59)       (3,566)   220,429

  Net loss                                                                    (3,665)                                        (3,665)
  Net unrealized gain
    on derivative financial
    instruments, net of income
    tax provision of $1,316                                                                                        1,974      1,974
  Minimum pension liability,
    net of income tax benefit
       of $2,819                                                                                                  (4,228)    (4,228)
                                                                                                                             ------
    Total comprehensive
      loss                                                                                                                   (5,919)
                                                                                                                             ------
  Warrants issued                                                  $6,074                                                     6,074
  Forfeitures of restricted
    shares, net of grants           (315)                 (2,589)                         2,589
  Amortization of deferred
    compensation expense                                                                    580                                 580
                                ----------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 2003         33,913         8      $143,183   $6,074    $78,767      $(981)      $(59)      $(5,820)  $221,164
                                ====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended February 1, 2003, February 2, 2002 and February 3, 2001
                                 (in thousands)

                                                                               Year                 Year                  Year
                                                                               Ended                Ended                 Ended
                                                                              2/1/03               2/2/02                2/3/01
                                                                             52 Weeks             52 Weeks              53 Weeks
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(3,665)            $(28,723)            $(101,791)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
           Extraordinary charge                                                   2,070                 -                     -
           Cumulative effect of accounting change                                 2,080                 -                     -
           Amortization of discount on debt                                       1,266                 -                     -
           Amortization of deferred compensation                                    580                2,815                   768
           Depreciation and amortization                                         56,962               54,267                46,727
           Deferred income taxes and other noncurrent liabilities                16,199              (19,362)              (34,568)
           Equity in loss of joint venture                                         -                     406                 1,340
           Loss on disposal of assets                                             3,603                4,937                    16
           Change in working capital, assets and liabilities:
              Receivables                                                        (4,044)              54,228               (42,657)
              Inventories                                                         7,005               18,790                44,194
              Prepaid expenses and other assets                                  (3,581)               6,075                17,242
              Accounts payable                                                    6,264              (45,832)                7,271
              Accrued expenses                                                    5,547                1,116               (23,853)
                                                                            -----------          -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              90,286               48,717               (85,311)
                                                                            -----------          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (41,784)             (40,244)              (70,226)
     Proceeds from sale of assets                                                   184                   73                   326
     Acquisitions, net of cash received                                            -                  (8,375)               (3,506)
     Other assets and acquisitions                                                 -                    -                  (26,051)
     Proceeds from lease incentives                                               7,246               14,248                  -
                                                                            -----------          -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (34,354)             (34,298)              (99,457)
                                                                            -----------          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term
         Obligations and warrants                                               164,000               10,000                75,000
     Proceeds from issuance of common shares                                       -                     782                 1,431
     Net principal payments under long-term
         obligations                                                            (20,000)                -                  (36,571)
     Debt issuance costs                                                        (13,205)                -                     -
     Net (decrease) increase in:
              Revolving credit facility                                        (211,000)                -                  150,000
              Capital leases and other debt                                        (583)                 152                  (557)
                                                                            -----------          -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (80,788)              10,934               189,303
                                                                            -----------          -----------           -----------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                 (24,856)              25,353                 4,535
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                          35,915               10,562                 6,027
                                                                            -----------          -----------           -----------
CASH AND EQUIVALENTS, END OF YEAR                                               $11,059              $35,915               $10,562
                                                                            ===========          ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS OPERATIONS

      Value City Department Stores, Inc. and its wholly owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City and Filene's Basement segments operate full-line, off-price department stores. The DSW operational segment sells better-branded off-price shoes and accessories. As of February 1, 2003, a total of 116 Value City, 20 Filene's Basement and 126 DSW stores were open. The Company's stores are principally located in the Midwest, East, South and Northeast parts of the country.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. To facilitate comparisons with the current year, certain reclassifications have been made to prior year financial statements and notes to conform with current year presentation.

      FISCAL YEAR

      The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal year 2002 and 2001 contain 52 weeks and Fiscal 2000 contain 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for insurance and calculating retirement benefits. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

      CASH AND EQUIVALENTS

      Cash and equivalents represent cash and highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

      ACCOUNTS RECEIVABLE, NET

      Accounts receivable is classified as current as the collection period is generally less than one year. The allowance for doubtful accounts was $0.9 million and $1.8 million for fiscal years 2002 and 2001, respectively.

      INVENTORIES

      Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $32.5 million and $33.5 million at the end of fiscal 2002 and 2001, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      PRE-OPENING EXPENSES

      Pre-opening costs associated with the opening of new stores are expensed as incurred. Pre-opening costs expensed were $3.2 million, $4.4 million and $10.9 million for fiscal 2002, 2001 and 2000, respectively.

      INVESTMENT IN JOINT VENTURE

      Effective at the close of business on February 2, 2002, the Company acquired Mazel's interest in VCM, Ltd. ("VCM") for $8.4 million. The balance sheet for VCM has been consolidated in these statements for the balance sheets presented. VCM operated the health and beauty care, food, toy, and sporting goods departments in the Company's stores as licensed departments. VCM was a 50/50 joint venture with Mazel. The Company accounted for its fifty percent interest in the joint venture under the equity method. The equity in loss of joint venture was $0.4 million and $1.3 million, respectively.

      PROPERTY AND EQUIPMENT

      Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or lease term. The estimated useful lives by class of asset are:

                   Buildings ..........................................31 years

                   Furniture, fixtures and equipment..............3 to 10 years

                   Leasehold improvements..............................10 years

      ASSET IMPAIRMENT AND LONG-LIVED ASSETS

      The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. The impairment loss is included in selling, general and administrative expense. Based on recent analysis, the Company expensed in the year ended February 1, 2003 $0.6 million of identified stores assets where the recorded value could not be supported by cash flows. The balance of goodwill associated with the Gramex acquisition in November 1999 of $1.5 million was charged to selling, general and administrative expense in the year ended February 2, 2002.

      GOODWILL

      Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. The Company, as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 142, will no longer record goodwill amortization.

      The initial result of testing for goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in Consolidated Statement of Operations as of February 1, 2003 in the caption "Cumulative effect of accounting change." Substantially all of the charge relates to goodwill associated with the Company's purchase of Mazel's interest in VCM and is included in the net loss for the year ended February 1, 2003. At February 1, 2003, the Company had $37.6 million of goodwill subject to annual testing.

      The proforma effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands, except per share amounts):

                                                                     Year ended
                                                     -------------------------------------------

                                                         2/1/03           2/2/02          2/3/01
                --------------------------------------------------------------------------------
                Reported net loss                    $   (3,665)     $   (28,723)    $  (101,791)
                Add back goodwill amortization               --            3,283           3,339
                --------------------------------------------------------------------------------
                Adjusted net loss                    $   (3,665)     $   (25,440)    $   (98,452)
                --------------------------------------------------------------------------------

                Basic and diluted loss per share     $    (0.11)     $     (0.76)    $     (2.93)

      TRADENAMES AND OTHER INTANGIBLE ASSETS

      Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $13.8 million and $11.7 million at February 1, 2003 and February 2, 2002, respectively. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

                                                                                 Filene's
                                                  Value City           DSW       Basement         Total
                                                  ----------           ---       --------         -----
      As of February 1, 2003 Tradenames:
         Gross amount                             $    1,120    $   12,750     $    9,900    $   23,770
         Accumulated amortization                       (355)       (4,038)        (1,925)       (6,318)
         Useful life (in years)                           15            15             15

       Favorable lease values:
         Gross amount                             $   14,417    $      140     $   23,057    $   37,614
         Accumulated amortization                     (3,908)          (51)        (3,524)       (7,483)
         Average useful life (in years)                   25            14             20

      As of February 2, 2002 Tradenames:
         Gross amount                             $    1,120    $   12,750     $    9,900    $   23,770
         Accumulated amortization                       (280)       (3,187)        (1,265)       (4,732)
         Useful life (in years)                           15            15             15

       Favorable lease values:
         Gross amount                             $   14,417    $      140     $   24,993    $   39,550
         Accumulated amortization                     (3,295)          (37)        (3,602)       (6,934)
         Average useful life (in years)                   25            14             20

      Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

                                                                        Filene's
                   Fiscal Year           Value City         DSW         Basement         Total
                   -----------           ----------         ---         --------         -----
                       2002                  $  688    $      863     $    2,058    $    3,609
                       2003                     681           863          2,428         3,972
                       2004                     676           863          2,428         3,967
                       2005                     676           863          2,428         3,967
                       2006                     676           855          2,428         3,959
                       2007                     676           854          2,428         3,958

      REVENUE RECOGNITION

      Sales of merchandise and services are net of returns and allowances and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full.

      CUSTOMER LOYALTY PROGRAM

      The Company maintains a customer loyalty program for its DSW operations in which customers receive a future discount on qualifying purchases. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally these future discounts must be redeemed within one year. The Company accrues the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charges such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require the Company to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of February 1, 2003 and February 2, 2002 are $2.2 million and $1.8 million, respectively.

      VALUATION ACCOUNTS

      Reserves established and used for the realignment of excess inventory quantities, severance and asset impairment cost for the periods ended February 1, 2003, and February 2, 2002, are as follows (in thousands):

                                                 Excess                           Asset
                                              Inventory       Severance      Impairment
-----------------------------------------------------------------------------------------
Balance, February 3, 2001                      $ 43,700        $  3,397        $    623
Provisions to establish reserves                     --           5,600              --
Charges/payments                                (43,700)         (3,640)           (623)
-----------------------------------------------------------------------------------------
Balance, February 2, 2002                            --           5,357              --
Provisions to establish reserves                                  5,950
Charges/payments                                                 (7,311)
-----------------------------------------------------------------------------------------
Balance, February 1, 2003                      $     --        $  3,996        $     --
-----------------------------------------------------------------------------------------

      ADVERTISING EXPENSE

      The cost of advertising is expensed as incurred. During fiscal year 2002, 2001 and 2000, advertising expense was $94.1 million, $83.2 million and $78.2 million, respectively.

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company utilizes interest rate swap agreements to establish long-term fixed rates associated with borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts currently due to or from interest swap counter parties are recorded in interest expense in the period in which they accrue.

      EARNINGS PER SHARE

      Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the calculation of basic and diluted earnings per share is net (loss) income. The denominator is summarized as follows (in thousands):

                                                               Year Ended
                                                 -----------------------------------------
                                                   2/1/03         2/2/02         2/3/01
------------------------------------------------------------------------------------------
Weighted average shares outstanding                33,665         33,610         33,567
Assumed exercise of dilutive stock options              8             --             --
------------------------------------------------------------------------------------------
Number of shares for computation of
   diluted earnings per share                      33,673         33,610         33,567
------------------------------------------------------------------------------------------

      Options to purchase 8,921,047 shares of stock at prices ranging from $1.87 to $21.44 per share were outstanding at February 1, 2003, of which 8,736 options were included in the calculation of diluted loss per share. Warrants to purchase 2,954,792 shares of stock at $4.50 were outstanding at February 1, 2003, none of which were included in the calculation of diluted loss per share. Convertible debt to purchase 16,666,667 shares of stock was outstanding at February 1, 2003, none of which was included in the calculation of diluted loss per share. Options to purchase 3,693,180 shares of stock at prices ranging from $3.57 to $21.44 per share were outstanding at February 2, 2002, and were not included in the computation of diluted earnings per share as they were anti dilutive. Options to purchase 2,615,550 shares of stock at prices ranging from $5.56 to $21.44 per share were outstanding during the year ended February 3, 2001 and were not included in the computation of diluted earnings per share as they were anti-dilutive.

      STOCK-BASED COMPENSATION

      At February 1, 2003, the Company has various stock-based employee compensations plans that are described more fully in Note 8. The Company accounts for those plans in accordance with APB No.25. "Accounting For Stock Issued to Employees," and related Interpretations. No stock based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less that the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation."

                                                                     Year Ended
                                                  ------------------------------------------------
                                                    2/1/03             2/2/02             2/3/01
                                                    ------             ------             ------

Net loss, as reported                              $(3,665)          $(28,723)         $(101,791)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards                                      $(4,999)           $(1,508)             $(162)
--------------------------------------------------------------------------------------------------
Pro forma net loss                                 $(8,664)          $(30,231)         $(101,953)
--------------------------------------------------------------------------------------------------

Earnings per share:
   Basic and diluted as reported                    $(0.11)            $(0.85)            $(3.03)

   Basic and diluted pro forma                      $(0.26)            $(0.90)            $(3.04)


      To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2002, 2001 and 2000, respectively: expected volatility of 83.4%, 100.4% and 55.4%; dividend yield of 0%; risk-free interest rates of 2.6%, 4.7% and 4.8%; and, expected lives of 7.6, 7.3 and
      6.5 years. The weighted average fair value of options granted in the fiscal year 2002, 2001 and 2000 was $2.54, $6.32 and $4.91, respectively.

      Consistent with SFAS No. 123, pro-forma net (loss) income and (loss) earnings per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of that to be expected in future years.

      COMPREHENSIVE INCOME (LOSS)

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net (loss) earnings for fiscal year 2002 and 2001 relate to the change in minimum pension liability and the net unrealized gain (loss) on derivative financial instruments for cash flow hedges. The Company presents other comprehensive income (loss) in its consolidated statements of shareholders' equity.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, "Accounting for Leases," so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position. For fiscal year 2003, the Company will be required to reclassify the loss on the extinguishment of debt from extraordinary to interest expense, in the condensed consolidated statements of operations, under the provisions of SFAS No. 145.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has no guarantees as of February 1, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation." The statement amends the disclosure requirements of FASB Statement No. 123 "Accounting for Stock-Based Compensation." The standard as implemented by the Company requires additional disclosure in the "Summary of Significant Accounting Policies" and the affect on earnings and earnings per share both basic and diluted.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities as of February 1, 2003.


2.    RELATED PARTY TRANSACTIONS

      The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, and VCM prior to February 2, 2002. The related party transactions are as follows (in thousands):

                                                                Year Ended
                                                    -----------------------------------
                                                     2/1/03         2/2/02        2/3/01
------------------------------------------------------------------------------------------
Purchases of merchandise
   from affiliates                                  $13,238        $16,396       $24,787
Merchandise sold to affiliates at cost,
   including handling charges                            --             --        14,300
------------------------------------------------------------------------------------------

      Sales by licensed departments and the related license fees earned are as follows (in thousands):

                                                                   Year Ended
                                                     -------------------------------------
                                                     2/1/03         2/2/02        2/3/01
------------------------------------------------------------------------------------------
VCM
   Sales                                                 --       $136,153      $140,240
   License fees                                          --          9,698         9,144
------------------------------------------------------------------------------------------

      The Company also leases certain store and warehouse locations owned by SSC as described in Note 3.

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

      The Company participates in SSC's self-insurance program for general liability, casualty loss and certain state workers' compensation programs. The Company expensed $11.9 million, $12.3 million and $16.6 million in fiscal years 2002, 2001 and 2000, respectively, for such coverage.

      The Company also makes contributions to a private charitable foundation controlled by SSC. During 2002 and 2000, the Company expensed $1.7 million and $2.2 million of contributions. During 2001 no contributions were recorded. See Footnotes 3, 4 and 5 for additional related party disclosures.

3.    LEASES

      The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels.

      The Company has several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases five store locations owned by SSC, and also leased or subleased from SSC or affiliates of SSC 32 store locations, 6 warehouse facilities and a parcel of land for an annual minimum rent of $19.7 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

      The Company incurred no new capital lease obligations in 2002 and 2001 to obtain store facilities. The total cost of assets held under capital leases at February 1, 2003 and February 2, 2002 was $37.4 million. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $5.8 million and $4.2 million at February 1, 2003 and February 2, 2002, respectively.

      Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 1, 2003 are as follows (in thousands):

                                          Operating Leases
                            -------------------------------------------
Fiscal                                       Unrelated         Related         Capital
Year                             Total           Party           Party          Leases
----------------------------------------------------------------------------------------
2003                        $  122,615        $102,093        $ 20,522         $ 3,512
2004                           121,782         101,185          20,597           3,441
2005                           116,970          96,220          20,750           3,438
2006                           110,198          89,865          20,333           3,438
2007                           102,059          82,589          19,470           3,515
Future Years                   525,512         415,437         110,075          51,893
----------------------------------------------------------------------------------------
Total minimum
  lease payments            $1,099,136        $887,389        $211,747         $69,237
----------------------------------------------------------------------

Less amount representing interest                                              (38,386)
----------------------------------------------------------------------------------------
Present value of minimum lease payments                                         30,851
Less current portion                                                              (580)
----------------------------------------------------------------------------------------
Total long-term portion                                                        $30,271
----------------------------------------------------------------------------------------

      The composition of rental expense (in thousands):

                                                                 Year Ended
                                                   --------------------------------------
                                                     2/1/03         2/2/02        2/3/01
-----------------------------------------------------------------------------------------
Minimum rentals:
   Unrelated parties                               $101,221        $90,569       $76,835
   Related parties                                   19,539         15,363        10,553

Contingent rentals:
   Unrelated parties                                  3,975          4,414         4,529
   Related parties                                      208          2,128         2,386
-----------------------------------------------------------------------------------------
Total                                              $124,943       $112,474       $94,303
-----------------------------------------------------------------------------------------

      Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2002 and 2001, the balance of deferred rent was $13.3 million and $10.0 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $22.4 million and $14.2 million in fiscal 2002 and 2001, respectively. These incentives are recorded as long term-liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

4.    LONG-TERM OBLIGATIONS AND NOTES PAYABLE

      Long-term obligations consist of the following (in thousands):

--------------------------------------------------------------------------
                                               2/1/03             2/2/02
Credit facilities:
   Revolving credit facility                  $64,000           $211,000
   Term loans                                 100,000                 --
   Discount on loan                            (4,809)                --
   Senior convertible loans                    75,000             75,000
   SSC loan                                        --             20,000
--------------------------------------------------------------------------
                                              234,191            306,000
Capital lease obligations                      30,851             31,281
Other                                             431                583
--------------------------------------------------------------------------
                                              265,473            337,864
Less current maturities                          (809)              (665)
--------------------------------------------------------------------------
                                             $264,664           $337,199
--------------------------------------------------------------------------
Letters of Credit Outstanding                 $19,163            $16,597
--------------------------------------------------------------------------

      At February 1, 2003, the Company had a $525.0 million of financing that consists of three separate credit facilities: (i) a new three-year $350.0 million revolving credit facility, (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation ("SSC"), and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by the Company on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC.

      The Company recorded an extraordinary loss on debt extinguishment of $3.3 million, $2.1 million net of taxes, as a result of the debt financing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

      AS OF FEBRUARY 1, 2003

      $350 Million Revolving Credit Facility

      Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. The facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. The maturity date is June 11, 2005. At February 1, 2003, $193.6 million was available under the Revolving Credit Facility. Direct borrowings aggregated $64.0 million, plus $19.2 million of letters of credit were issued and outstanding.

      $100 Million Term Loans

      The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt, ranking pari passu with the Revolving Credit Facility and the Senior Convertible Facility. The Company and its principal subsidiaries are obligated on the facility. The maturity date is June 11, 2005.

      The Term Loans stated rate of interest per annum through June 11, 2004 of the agreement is 14% if paid in cash and 15% if the Company elects a paid-in-kind ("PIK") option. During the first two years of this facility, the Company may elect to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK. The PIK option is limited to 50% of the interest due.

      The Company issued to the Term Loan C Lenders warrants ("Warrants") to purchase 2,954,792 shares of common stock at an initial exercise price of $4.50 per share with a fair value of $6.1 million. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

      $75 Million Senior Convertible Loan

      The Company has amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Lenders on the Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

      The Convertible Loan is convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock has a conversion price of $4.50. The maturity date is June 10, 2009.

      AS OF FEBRUARY 2, 2002

      At February 2, 2002, the Company had a $300 million Amended and Restated Credit Agreement ("Credit Agreement"), dated as of March 15, 2000. The Credit Agreement, which would have expired on March 15, 2003, provided for revolving and overnight loans and issuance of letters of credit. Outstanding advances were secured by a lien on assets and was subject to a monthly borrowing base of eligible inventories and receivables, as defined. Terms of the Credit Agreement required compliance with certain restrictive covenants, including limitations on dividends, the incurrence of additional debt and financial ratio tests. At February 2, 2002, $11.8 million was available under the Credit Agreement. Borrowings aggregated $211.0 million, plus $17.0 million of letters of credit were issued and outstanding. The Credit Agreement provided for various borrowing rates, equal to 275 basis points over LIBOR at February 1, 2002.

      The Company has a $75.0 million Senior Subordinated Convertible Loan Agreement ("Senior Facility"), dated as of March 15, 2000. The Senior Facility bore interest at various rates, equal to 325 basis points over LIBOR at February 2, 2002. The interest rate increased an additional 50 basis points every 90 days after the first anniversary date. The Senior Facility was due in September 2003, and is due to SSC. The terms, as amended, provided that if prior to February 4, 2002, the balance outstanding thereunder is not repaid from the proceeds of an equity offering or other subordinated debt acceptable to lenders under the Credit Agreement, then after that date SSC, as the lender, had the right to convert the debt into common stock at a price equal to 95% of the 20-day average of high and low sales prices reported on the New York Stock Exchange at the time of conversion. SSC was paid a one-time fee of 200 basis points, or $1.5 million, in December 2000 as consideration for allowing the Company to transfer the holder of debt from an unrelated third party to SSC.

      The Company had a $100.0 million subordinated secured credit facility with SSC to supplement operating cash requirements. The interest rate and terms of the $100.0 million facility were generally the same as the Credit Agreement. Outstanding advances under the agreement were subordinated to the Credit Agreement and were subject to a junior lien on assets securing the Credit Agreement. At February 2, 2002, $20.0 million was outstanding.

      OTHER DEBT ITEMS

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

      The Company utilizes an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Credit Agreement, thus reducing the impact of interest rate changes on future income. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's interest rate swap agreements in the Company's consolidated balance sheet is a $1.4 million current liability at February 1, 2003, and $4.3 million other non-current liability at February 2, 2002. The Company had outstanding swap agreements with notional amounts totaling $75.0 million for the fiscal years ended 2002 and 2001, respectively. The Company's current swap agreements have a fixed interest rate of 6.99% and expire April 2003.

      The weighted average interest rate on borrowings under the Company's credit facilities during fiscal year 2002, 2001 and 2000 was 7.8%, 8.6% and 10.7%, respectively.

      The book value of notes payable and long-term debt approximates fair value at February 1, 2003.

5.    BENEFIT PLANS

      The Company participates in the SSC sponsored 401(k) Plan (the "Plan"). Employees who attained age twenty-one and completed one year of service could contribute up to thirty percent of their compensation to the Plan on a pre-tax basis, subject to IRS limitations. The Company matches employee deferrals into the Plan - 100% on the first 3% of eligible compensation deferred and 50% on the next 3% of eligible compensation deferred. Eligibility to defer begins after 60 days of employment and matching begins after one year of qualified service. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $5.8 million, $3.5 million and $5.7 million for fiscal years 2002, 2001 and 2000, respectively.

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

6.    PENSION BENEFITS

      The Company has three qualified defined benefit pension plans assumed at the time of acquisition of three separate companies. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future.

      The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of February 1, 2003 and February 2, 2002 (in thousands):

                                                                      Year Ended
                                                             -----------------------------
                                                               2/1/03            2/2/02
-----------------------------------------------------------------------------------------

Change in projected benefit obligation:
   Projected benefit obligation at beginning of year          $18,662           $16,990
   Service cost                                                    29                35
   Interest cost                                                1,280             1,233
   Benefits paid                                                 (941)             (754)
   Actuarial loss                                               1,808             1,158
   Other                                                         (147)               --
-----------------------------------------------------------------------------------------
Projected benefit obligation at end of year                    20,691            18,662
-----------------------------------------------------------------------------------------

Change in plan assets:
   Fair market value at beginning of year                      17,681            18,702
   Actual (loss) return on plan assets                         (1,306)             (403)
   Employer contributions                                         350               135
   Benefits paid                                                 (941)             (753)
   Other                                                         (515)               --
-----------------------------------------------------------------------------------------
Fair market value at end of year                               15,269            17,681
-----------------------------------------------------------------------------------------

   Funded status                                               (5,422)             (981)
   Unrecognized actuarial loss                                  9,094             4,425
   Unrecognized transition obligation                            (334)             (471)
   Adjustment to recognize minimum liability                   (8,666)             (488)
   Unrecognized prior service cost                                 --               (29)
-----------------------------------------------------------------------------------------
(Accrued) prepaid benefit cost                                $(5,328)           $2,456
-----------------------------------------------------------------------------------------


      Assumptions used in each year of the actuarial computations were:

                                                                       Year Ended
                                                               --------------------------
                                                                    2/1/03        2/2/02
-----------------------------------------------------------------------------------------
Discount rate                                                         6.5%  6.5% - 7.25%
Rate of increase in compensation levels                               4.0%          4.0%
Expected long-term rate of return                              8.0% - 9.0%   8.0% - 9.0%

      The components of net periodic pension cost are comprised of the following (in thousands):

                                                                         Year Ended
                                                                  ------------------------
                                                                    2/1/03        2/2/02
------------------------------------------------------------------------------------------
Service cost - benefits earned in the period                        $   35         $  32
Interest cost on projected benefit obligation                        1,285         1,244
Expected investment return on plan assets                           (1,441)       (1,573)
Net loss recognition                                                    64            --
Net amortization and deferral                                          105           (42)
------------------------------------------------------------------------------------------
Net periodic pension cost (income)                                  $   48         $(339)
------------------------------------------------------------------------------------------

7.    SHAREHOLDERS' EQUITY

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

8.    STOCK OPTION PLANS

      The Company has a 2000 Stock Incentive Plan that provides for the issuance of options to purchase up to 13,000,000 common shares or the issuance of restricted stock to management, key employees of the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Plan remain exercisable for a period of ten years from the date of grant.

      An option to purchase 2,500 common shares is automatically granted to each non-employee director on the first New York Stock Exchange trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holders' service as directors of the Company.

      The Company has a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

      The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                                                    Year Ended
                                             --------------------------------------------------------
                                                  2/1/03              2/2/02              2/3/01
                                                  ------              ------              ------
                                             Shares      WAEP    Shares      WAEP   Shares       WAEP
                                             ------      ----    ------      ----   ------       ----

Outstanding beginning of year                 3,693     $8.07     2,616     $9.32    2,460     $10.12
Granted                                       6,664      4.30     1,307      8.41      961       9.24
Exercised                                        --        --      (108)     8.10     (176)      8.12
Canceled                                     (1,436)     7.38      (122)     9.48     (629)      9.83

-----------------------------------------------------------------------------------------------------
Outstanding end of year                       8,921      5.36     3,693      8.07    2,616       9.32
-----------------------------------------------------------------------------------------------------
Options exercisable end of year               1,651     $8.98     1,595     $9.29    1,100      $9.63
Shares available for additional grants        7,821               3,049              1,233


      The following table summarizes information about stock options outstanding as of February 1, 2003 (shares in thousands):

                                    Options Outstanding                   Options Exercisable
                         -----------------------------------------      ----------------------
                                         Weighted
                                          Average
ange of exercise                        Remaining
    prices               Shares     Contract Life             WAEP        Shares         WAEP
 ---------------------------------------------------------------------------------------------
$  1.87 - $ 4.49            928             9 yrs            $2.68            70        $3.59

$  4.50 - $10.00          7,501             8 yrs            $5.15         1,196        $7.71

$ 10.01 - $21.44            492             6 yrs           $13.77           386       $13.86


9.    COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company's estimates and potential liability could materially impact its results of operations.

10.   INCOME TAXES

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                                   Year Ended
                                                    ---------------------------------------
                                                     2/1/03         2/2/02        2/3/01
-------------------------------------------------------------------------------------------
Current:
Federal                                              $3,523             --      $(29,092)
State and local                                         503         $2,833        (5,847)
-------------------------------------------------------------------------------------------
                                                      4,026          2,833       (34,939)
-------------------------------------------------------------------------------------------
Deferred:
Federal                                              (2,697)       (16,948)      (25,818)
State and local                                        (385)        (2,422)       (4,873)
-------------------------------------------------------------------------------------------
                                                     (3,082)       (19,370)      (30,691)
-------------------------------------------------------------------------------------------
Income tax (benefit) expense                           $944       $(16,537)     $(65,630)
-------------------------------------------------------------------------------------------

      A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

                                                                   Year Ended
                                                    --------------------------------------
                                                     2/1/03         2/2/02        2/3/01
------------------------------------------------------------------------------------------
Income tax expense (benefit) at
  federal statutory rate                               $500       $(13,376)     $(58,597)
Jobs credit                                            (926)        (1,439)         (822)
State and local taxes, net                              641         (2,449)       (7,668)
Non-deductible interest -                               370          1,885         1,080
Other                                                   359         (1,158)          377
------------------------------------------------------------------------------------------
                                                       $944       $(16,537)     $(65,630)
------------------------------------------------------------------------------------------

      The income benefit related to the extraordinary item and cumulative effect of accounting change was $1.3 million and $1.3 million, respectively for the year ended February 1, 2003.

      The components of the net deferred tax asset as of February 1, 2003 and February 2, 2002 are (in thousands):

                                                                         Year Ended
                                                                  -----------------------
                                                                    2/1/03        2/2/02
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Basis differences in inventory                                   $30,184       $23,320
  Basis differences in property and equipment                        5,891         6,277
  Deferred compensation                                              1,695         1,928
  Amortization of lease acquisition costs                            1,634          (985)
  Acquired assets                                                    2,036            --
  Net operating loss                                                 9,106        21,223
  Federal tax credit                                                 1,439         6,744
  Contribution carry forward                                         1,467           480
  Tenant allowance                                                     401         5,699
  Capital leases                                                     1,812         1,347
  Other comprehensive loss                                           3,881         2,378
  Other                                                              9,500        13,888

-----------------------------------------------------------------------------------------
                                                                    69,046        82,299
-----------------------------------------------------------------------------------------
Deferred tax liabilities:
  Gain/loss                                                         (1,128)       (4,776)
  State and local taxes                                             (3,401)       (2,337)
-----------------------------------------------------------------------------------------
                                                                    (4,529)       (7,113)
-----------------------------------------------------------------------------------------
  Total net                                                        $64,517       $75,186
-----------------------------------------------------------------------------------------

      The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):

                                                                      Year Ended
                                                               ------------------------
                                                                 2/1/03        2/2/02
---------------------------------------------------------------------------------------
Current deferred tax asset                                      $51,317       $63,102
Non-current deferred tax asset                                   13,200        12,084
---------------------------------------------------------------------------------------
Net deferred tax asset                                          $64,517       $75,186
---------------------------------------------------------------------------------------

      The state net operating loss carry forward is approximately $189.8 million and is available to reduce state taxable income from 2006 to 2021. The federal general business tax credit carry forward is approximately $1.4 million which will expire in 2022. The Company filed amended tax returns for prior years, which allowed for the recognition of $15.3 million of deferred tax assets, related primarily to net operating losses.

11.   ACQUISITIONS

      On March 17, 2000, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a wholly owned subsidiary of Filene's Basement Corp. (collectively, "Filene's Basement").

      The operating results of Filene's Basement have been included in the consolidated results of the Company from the date of acquisition. The following unaudited proforma consolidated financial results for the fiscal year ended February 3, 2001 are presented as if the acquisition had taken place at the beginning of fiscal 2000 (in thousands, except per share amounts):

                                                                Year Ended
                                                                    2/3/01
----------------------------------------------------------------------------

Net sales                                                       $2,248,605

Net loss                                                         $(108,888)

Basic loss per share                                                $(3.24)

Diluted loss per share                                              $(3.24)

      The purchase price included cash of $3.5 million paid at closing, $1.2 million to be paid over a period not to exceed three years, 403,208 shares of the Company's common stock with an agreed value of $5.5 million and the assumption of specified liabilities. The assumed liabilities included the payment of amounts outstanding under Filene's Basement debtor-in-possession financing facility of approximately $22.5 million and certain trade payable and other obligations which were paid in the ordinary course of business. Allocation of the purchase price has been determined based on fair market valuation of the net assets acquired. The acquisition was funded by cash from operations and a portion of the proceeds from the Credit Agreement. In April 2003, the Company paid its remaining balance of the purchase obligation of approximately $6.0 million.

12.   SEGMENT REPORTING

      The Company is managed in three operating segments: Value City Department Stores, DSW Shoe Warehouse and Filene's Basement Stores. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit, which is defined as income before interest expense and income taxes. Corporate assets include goodwill and loan costs.

      YEAR ENDED FEBRUARY 1, 2003 (IN THOUSANDS):

                                                          Filene's
                            Value City           DSW      Basement          Total
                            ----------           ---      --------          -----
Net sales                   $1,518,595      $628,964      $303,160     $2,450,719
Operating profit (loss)         22,362        14,078        (2,518)        33,922
Identifiable assets            547,538       183,190       101,071        831,799
Capital expenditures            26,136        12,260         3,388         41,784
Depreciation and
  Amortization                  43,728         6,383         6,851         56,962

      YEAR ENDED FEBRUARY 2, 2002 (IN THOUSANDS):

                                                          Filene's
                            Value City           DSW      Basement          Total
                            ----------           ---      --------          -----
Net sales                   $1,481,151      $509,375      $293,352     $2,283,878
Operating (loss) profit        (29,553)        4,621         8,588        (16,344)
Identifiable assets            613,897       232,274        34,140        880,311
Capital expenditures            14,788        24,542           914         40,244
Depreciation and
  Amortization                  43,141         4,099         7,027         54,267

      YEAR ENDED FEBRUARY 3, 2001 (IN THOUSANDS):

                                                          Filene's
                            Value City           DSW      Basement          Total
                            ----------           ---      --------          -----
Net sales                   $1,553,902      $409,968      $249,147     $2,213,017
Operating (loss) profit       (150,526)       13,348         1,577       (135,601)
Identifiable assets            688,308       132,397        87,304        908,009
Capital expenditures            51,829        12,649         5,748         70,226
Depreciation and
  Amortization                  38,042         3,510         5,175         46,727


      The following sets forth sales by each major merchandise category (in thousands):

                                                                Year Ended
                                                 ----------------------------------------
                                                     2/1/03         2/2/02        2/3/01
-----------------------------------------------------------------------------------------

Apparel and ready to wear                        $1,144,024     $1,189,938    $1,266,479
Hard goods and home furnishings                     466,759        376,060       332,039
Shoes and other footwear                            839,936        717,880       614,499
-----------------------------------------------------------------------------------------
Total                                            $2,450,719     $2,283,878    $2,213,017
-----------------------------------------------------------------------------------------

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                 QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                    (in thousands, except per share amounts)

       YEAR ENDED FEBRUARY 1, 2003

                                                   1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.
                                                   05/04/02        08/03/02       11/02/02       02/01/03
                                                   13 Weeks        13 Weeks    13 Weeks(1)    13 Weeks(1)
------------------------------------------------------------------------------------------------------------

Net sales, excluding sales of
    licensed departments                           $585,912        $569,062       $616,990       $678,755
Cost of sales                                      (362,725)       (345,463)      (383,921)      (422,520)
------------------------------------------------------------------------------------------------------------
Gross profit                                        223,187         223,599        233,069        256,235
Selling, general and
   administrative expenses                         (223,270)       (216,005)      (231,241)      (239,057)
License fees from affiliates                            889             792            309            638
Other operating income                                1,273           1,639            948            917
------------------------------------------------------------------------------------------------------------
Operating profit                                      2,079          10,025          3,085         18,733
Interest expense, net                                (6,338)         (7,863)        (8,765)        (9,527)
------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary
item, cumulative effect of accounting
change and income taxes                              (4,259)          2,162         (5,680)         9,206
Benefit (provision) for income taxes                  1,564            (818)         2,184         (3,874)
------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item
   and cumulative effect of accounting
   change                                            (2,695)          1,344         (3,496)         5,332
Extraordinary (charge), net of income
   taxes                                                 --          (2,070)            --             --
Cumulative effect of accounting change,
   net of income taxes                               (2,080)             --             --             --
------------------------------------------------------------------------------------------------------------
Net (loss) income                                   $(4,775)          $(726)       $(3,496)        $5,332
------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) earnings per share:
  Basic
  -----
    (Loss) income before extraordinary item and
       cumulative effect of accounting change        $(0.08)         $0.04          $(0.10)         $0.16
    Extraordinary (charge), net of income taxes          --          (0.06)             --             --
    Cumulative effect of accounting change,
       net of income taxes                            (0.06)             --             --             --
------------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share (2)                  $(0.14)        $(0.02)         $(0.10)         $0.16
------------------------------------------------------------------------------------------------------------

  Diluted
  -------
    (Loss) income before extraordinary item and
      cumulative effect of accounting change         $(0.08)         $0.04          $(0.10)         $0.12
    Extraordinary (charge), net of income taxes          --          (0.06)             --             --
    Cumulative effect of accounting change,
      net of income taxes                             (0.06)             --             --             --
------------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per share (2)                $(0.14)        $(0.02)         $(0.10)         $0.12
------------------------------------------------------------------------------------------------------------

      YEAR ENDED FEBRUARY 2, 2002

                                       1st Qtr.           2nd Qtr.           3rd Qtr.           4th Qtr.
                                       05/05/01           08/04/01           11/03/01           02/02/02
                                       13 Weeks           13 Weeks        13 Weeks(3)        13 Weeks(3)
-----------------------------------------------------------------------------------------------------------
Net sales                              $530,114           $536,477           $584,403           $632,884
Cost of sales                          (328,221)          (330,877)          (360,943)          (409,414)
-----------------------------------------------------------------------------------------------------------
Gross profit                            201,893            205,600            223,460            223,470
Selling, general and
  administrative expenses              (208,512)          (211,284)          (229,185)          (239,753)
License fees from affiliates              2,112              2,139              2,592              5,385
Other operating income                      495              2,094              1,658              1,492
-----------------------------------------------------------------------------------------------------------
Operating loss                           (4,012)            (1,451)            (1,475)            (9,406)
Interest expense, net                    (8,436)            (8,058)            (7,406)            (4,610)
-----------------------------------------------------------------------------------------------------------
Loss before equity in (loss)
  of joint venture and
  benefit for income taxes              (12,448)            (9,509)            (8,881)           (14,016)
Equity in (loss) of
  joint venture                            (884)              (327)            (1,242)             2,047
-----------------------------------------------------------------------------------------------------------
Loss before
  benefit for income taxes              (13,332)            (9,836)           (10,123)           (11,969)
Benefit for income taxes                  5,533              4,065              3,645              3,294
-----------------------------------------------------------------------------------------------------------
Net loss                                $(7,799)           $(5,771)           $(6,478)           $(8,675)
-----------------------------------------------------------------------------------------------------------
Basic and diluted loss per share(2)      $(0.23)            $(0.17)            $(0.19)            $(0.26)
-----------------------------------------------------------------------------------------------------------

      (1) The results of operations for the quarters ended 5/4/02, 11/2/02 and 2/1/03 include charges for employee severance of $1.7 million, $1.4 million and $2.8 million, respectively. The quarter ended 02/01/03 includes the full period amortization of the debt discount of $1.1 million.

      (2) (Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

      (3) The results of operations for the quarter ended 11/3/01 and 2/2/02 include charges for employee benefit, severance, write-off of software development costs, DSW warehouse relocation and fees associated with terminated sale of certain assets of $10.1 million and $14.6 million, respectively.

14.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

      A supplemental schedule of non-cash investing and financing activities is presented below:

                                                                  Year Ended
                                                   ---------------------------------------
                                                     2/1/03         2/2/02        2/3/01
------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                                          $32,850        $26,788       $29,723

  Income taxes                                       $7,324        $ 2,757       $ 4,700

Issuance of warrants                                 $6,074             --            --

      In June 2002, the Company issued warrants with a fair market value of $6,074,000 to the holders of to the Term Loan C Lenders to purchase 2,954,792 shares of common stock at the initial exercise price of $4.50 per share, subject to adjustment. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

      In March 2000, the Company issued 403,208 common shares with a market value of $5.5 million for the acquisition of Filene's Basement. Also in March 2000, the Company contributed 80,000 common shares with a market value of $1.1 million to a private charitable foundation controlled by the Schottenstein family, principal of SSC.

      Amounts of $14,248,000, $779,000 and $756,000 were recorded under the captions of property and equipment and accounts payable for real estate improvements and construction at new stores as of February 2, 2002 and February 3, 2001, respectively.

                       VALUE CITY DEPARTMENT STORES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                             COLUMN B             COLUMN C                  COLUMN D       COLUMN E
--------                             --------             --------                  --------       --------
                                   Balance at     Charge to     Charges to                       Balance at
                                    Beginning     Costs and          Other                              End
Description                         of Period      Expenses   Accounts (1)    Deductions (2)      of Period
-----------------------------------------------------------------------------------------------------------
Allowance deducted from asset
to which it applies:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Year Ended:
      2/3/01                           $1,025          $351             $1              $385           $992
      2/2/02                              992         4,829            165             4,193          1,793
      2/1/03                            1,793            10             --               907            896

ALLOWANCE FOR MARKDOWNS:
   Year Ended:
      2/3/01                           17,229       127,343          2,941            93,431         54,082
      2/2/02                           54,082        22,698          3,451            46,691         33,540
      2/1/03                           33,540         8,594             --             9,659         32,475

ALLOWANCE FOR SALES RETURNS:
   Year Ended:
      2/3/01                            1,386           521            127               168          1,866
      2/2/02                            1,866         1,676             78             1,272          2,348
      2/1/03                            2,348           528             --               614          2,262

STORE CLOSING RESERVE:
   Year ended:
      2/3/01                               73            --            970                --          1,043
      2/2/02                            1,043            --             --               428            615
      2/1/03                              615         1,099             --             1,190            524

      (1) The charges to other accounts represent balances resulting from the acquisitions of Filene's Basement in fiscal 2000 and VCM in fiscal 2001.

      (2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS
            Exhibits marked with an asterisk (*) are filed herewith.

 Exhibit
   No.                                           Description
--------    ----------------------------------------------------------------------------------------
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

10.1        Corporate Services Agreement, dated June 12, 2002, between the
            Company and SSC. Incorporated by reference to Exhibit 10.6 to Form
            10-Q (file no. 1-10767) filed June 18, 2002.

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

10.5 Master Warehouse Lease, dated April 25, 1991, between the Company, as lessee, and SSC, as lessor, re three warehouses, office, and shop locations. Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (file no. 33-40214) filed April
            29, 1991.

10.5.1 First Amendment to Master Warehouse Lease, dated February 1992, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to
            Exhibit 10.10.1 to Form S-1 Registration Statement (file no.
            33-47252) filed April 16, 1992.

10.5.2 Second Amendment to Master Warehouse Lease, dated June 1993, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit
            10.10.2 to Form 10-K (file no. 1-10767) filed October 26, 1993.

10.6 Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re two stores. Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1
            (file no. 33-40214) filed April 29, 1991.

10.7 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re one warehouse, with underlying Lease, dated July 15, 1981, between SSC, as lessee, and J.A.L. Realty Co., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit
            10.12 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.



10.8 Lease, dated July 7, 1987, between the Company, by assignment from SSC, as lessee, and Schottenstein Trustees, an affiliate of SSC, as lessor, re one store. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form S-1 Registration Statement (file no.
            33-40214) filed June 6, 1991.

10.9        Lease, dated June 28, 1989, between the Company and South End
            Industrial Park Realty Company as lessor, re one warehouse.
            Incorporated by reference to Exhibit 10.14.1 to Registration
            Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.10 Lease, dated October 27, 1989, between the Company, by assignment from SSC, as lessee, and Southeast Industrial Park Realty Company, an affiliate of SSC, as lessor, re one warehouse. Incorporated by reference to Exhibit 10.14.2 to Registration Statement on Form S-1
            (file no. 33-40214) filed April 29, 1991.

10.11 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April
            29, 1991.

10.12 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April
            29, 1991.

10.13 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Lansing, MI furniture store location.
            Incorporated by reference to Exhibit 10.15.3 to Registration
            Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April
            29, 1991.

10.15 Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April
            29, 1991.

10.16 Lease Agreement, dated as of July 1, 1988, between SSC as sublessor and the Company as sublessee, by assignment dated April 25, 1991, re
            Benwood, W.V. store location. Incorporated by reference to Exhibit
            10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.17 Form of Restricted Stock Agreement, dated 1992, between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no.
            33-47252) filed April 27, 1992.

10.18 The Company's Non-employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.28 to Form 10-K (file no.1-10767) filed
            October 22, 1992.

10.19 Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re South Bend, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22,
            1992.

10.20 Lease, dated September 2, 1997, between the Company, as lessee, and SSC Alum Creek LLC, as Landlord, re 3080 Alum Creek warehouse.
            Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.21       Exercise of the first five-year renewal option commencing February
            1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessor, re 3080 Alum Creek warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed
            March 19, 1996.

10.22 Lease, dated September 2, 1997, between the Company, as lessee, and J.A.L. Realty Company, as lessor, re 3232 Alum Creek warehouse.
            Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.23 Lease, dated October 26, 1993 between the Company, as lessee, and J.A.L. Realty Company, as lessor. re 2560 Valueway, Columbus, OH
            43224. Incorporated by reference to Exhibit 10.33 to Form 10-K (file no.1-10767) filed March 14, 1994.

10.23.1     Lease Modification Agreement dated June 16, 1995 to Lease, dated
            October 26 1993, between the Company, as lessee, and J.A.L. Realty
            Company, as lessor, re 2560 Valueway, Columbus, Ohio 43224.
            Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no.1-10767) filed October 27, 1995.

10.24 Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, as lessor, re 19 acres. Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed
            October 26, 1994.

10.25 Agreement of Lease dated September 1, 1994, between Company, as tenant, Jubilee Limited Partnership, as landlord, re Carol Stream,
            IL store. Incorporated by reference to Exhibit 10.36 to Form 10-Q
            (file no. 1-10767) filed December 12, 1994.

10.26 Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, as landlord, re Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.27 Agreement of Lease, date February 10, 1995, between the Company, as tenant, and Jubilee Limited Partnership, re Gurnee Mills, IL store.
            Incorporated by reference to Exhibit 10.38 to Form 10-Q, (file no.
            1-10767) filed March 14, 1995.

10.28 Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, as landlord, re Westland, MI store.
            Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no.
            1-10767) filed March 14, 1995.

10.29 Agreement of Lease, dated January 31, 1995, between the Company, as tenant, and Taylor Partners, as landlord, re Taylor, MI store.
            Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no.
            1-10767) filed March 14, 1995.

10.30 Sublease, dated December 28, 1994, between the Company, as subtenant, and Shonac Corporation, as sublandlord, re Alum Creek
            Drive warehouse space. Incorporated by reference to Exhibit 10.41 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.31 Lease, dated September 2, 1997, between the Company, as lessee, and SSC Fort Wayne LLC, as landlord. Incorporated by reference to
            Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29,
            2002.

10.32 Agreement of Lease, dated April 10, 1995, between the Company as tenant, and Independence Limited Liability Company, as landlord, re
            Charlotte, North Carolina Store. Incorporated by reference to
            Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12,
            1995.

10.33 Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC dba Value City Furniture, re Louisville,
            Kentucky (Preston Highway) store. Incorporated by reference to
            Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.34 Agreement of Lease, dated March 13, 1996, between the Company as tenant, and Jubilee Limited Partnership, as landlord, re Saginaw, Michigan store. Incorporated by reference to Exhibit 10.47 to Form
            10-Q (file no. 1-10767) filed March 19, 1996.

10.35 Agreement of lease, dated 1996 between the Company, as tenant, and SSC, as landlord, re the Melrose Park, IL store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed
            November 1, 1997.

10.36 Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., as landlord, re the Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1997.

10.37 Lease, dated September 2, 1997 between the Company, as lessee, and JLP River Oaks West LLC, as lessor, re River Oaks West Shopping
            Center, Calumet City, Illinois. Incorporated by reference to Exhibit
            10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.38 Lease, dated September 29, 1998 between the Company, as tenant, and Valley Fair Irvington LLC, as landlord, re Irvington, NJ.
            Incorporated by reference to Exhibit 10.57 to Form 10-K (file no.
            1-10767) filed April 30, 1999.

10.39 Lease, dated March 22, 2000 between East Fifth Avenue, LLC, an affiliate of SSC, and Shonac Corporation. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28,
            2000.

10.40 Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 to Form
            10-K (file no. 1-10767) filed May 4, 2001.

10.41 Employment Agreement, dated December 4, 2000, between George Kolber and the Company. Incorporated by reference to Exhibit 10.46 to Form
            10-K (file no. 1-10767) filed May 4, 2001.

10.41.1     Addendum to the December 7, 2000 Executive Employment Agreement and
            Restricted Stock Agreement By and Between George Kolber and Value
            City Department Stores. Incorporated by reference to Exhibit 10.44.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.42 Employment Agreement dated February 3, 2002 between John C. Rossler and the Company. Incorporated by reference to Exhibit 10 to Form
            10-Q (file no. 1-10767) filed September 12, 2002.

10.43*      Employment Agreement, dated February 3, 2002, between Edwin J.
            Kozlowski and the Company.

10.44       Loan and Security Agreement, dated as of June 11, 2002, between the
            Company, as Borrowers, and National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving
            Credit Lenders. Incorporated by reference to Exhibit 10.1 to Form
            10-Q (file no. 1-10767) filed June 18, 2002.

10.45 Financing Agreement, dated as of June 11, 2002, by and among the Company,. as Borrowers and Cerberus Partners, L.P. and the Lenders from time to time party hereto. Incorporated by reference to Exhibit
            10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.46       Amended and Restated Senior Convertible Loan Agreement, dated as of
            June 11, 2002 by and among Value City Department Stores, Inc., as
            Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex
            Retail Stores, Inc., VCM, Ltd., Filene's Basement, Inc., GB
            Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department
            Stores Services, Inc., Value City Limited Partnership, Value City of
            Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP,
            Inc., as guarantors, the Lenders from time to time party hereto, as Lenders, and Schottenstein Stores Corporation, as Agent.
            Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no.
            1-10767) filed June 18, 2002.

10.47       Amendment No. 1 to Amended and Restated Senior Convertible Loan
            Agreement, dated June 11, 2002 by and among Value City Department
            Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse,
            Inc. Gramex Retail Stores, Inc., VCM, Ltd., Filene's Basement, Inc.,
            GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City
            Department Stores Services, Inc., Value City Limited Partnership,
            Value City of Michigan, Inc., Westerville Road GP, Inc. and
            Westerville Road LP, Inc., as Guarantors, the Lenders from time to time party hereto, as Lenders, and Schottenstein Stores Corporation, as Agent. Incorporated by reference to Exhibit 10.3.1 to Form 10-Q
            (file no. 1-10767) filed June 18, 2002.

10.48       Amended and Restated Registration Right Agreement, dated as of June
            11, 2002 by and among Value City Department Stores, Inc. and
            Cerberus Partners, L.P. and Schottenstein Stores Corporation.
            Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no.
            1-10767) filed June 18, 2002.

10.49       Form of Common Stock Purchase Warrants issued to Cerberus Partners,
            L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

21*         List of  Subsidiaries                Page E-20.

23*         Consent of Deloitte & Touche LLP     Page E-21.

24*         Power of Attorney                    Page E-22.

99.1*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

99.2*       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

* Filed herewith.