Form 10-Q
period 2003-05-03
VALUE CITY DEPARTMENT STORES INC /OH
filed 2003-06-13
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to ______________

                         Commission file number 1-10767

                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                            31-1322832
---------------------------------------------------    -------------------------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
 organization)


      3241 Westerville Road, Columbus, Ohio                              43224
---------------------------------------------------    -------------------------------------------
     (Address of principal executive offices)                          (Zip Code)



                                 (614) 471-4722
               --------------------------------------------------
               Registrant's telephone number, including area code


                                 Not applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. YES  X         NO
                     -------        -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES           NO   X
                                                --------     --------

The number of shares outstanding of Common Stock, without par value, as of June 3, 2003 was 33,913,056.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS


                                                                                                               PAGE NO.
                                                                                                               --------
PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at May 3, 2003
                      and February 1, 2003........................................................................3

                  Condensed Consolidated Statements of Operations for the
                       three months ended May 3, 2003 and May 4, 2002.............................................4

                  Condensed Consolidated Statements of Cash Flows
                      for the three months ended May 3, 2003 and May 4, 2002......................................5

                  Notes to Consolidated Financial Statements......................................................6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................12

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................20

        Item 4.   Controls and Procedures........................................................................21

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................22

        Item 2.   Changes in Securities and Use of Proceeds......................................................22

        Item 3.   Defaults Upon Senior Securities................................................................22

        Item 4.   Submission of Matters to a Vote of Security Holders............................................22

        Item 5.   Other Information..............................................................................22

        Item 6.   Exhibits and Reports on Form 8-K...............................................................22

Signature........................................................................................................23

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.........................................24

                       VALUE CITY DEPARTMENT STORES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  May 3,                February 1,
                                                                                    2003                       2003
             ------------------------------------------------------------------------------------------------------
             ASSETS
             Cash and equivalents                                                $28,824                    $11,059
             Accounts receivable, net                                             22,726                     10,666
             Receivables from affiliates                                           2,677                        933
             Inventories                                                         452,892                    389,825
             Prepaid expenses and other assets                                    19,342                     19,354
             Deferred income taxes                                                39,761                     51,317
             ------------------------------------------------------------------------------------------------------
             Total current assets                                                566,222                    483,154
             ------------------------------------------------------------------------------------------------------

             Property and equipment, net                                         232,497                    233,452

             Goodwill                                                             37,619                     37,619
             Tradenames and other intangibles, net                                46,592                     47,583
             Other assets                                                         26,985                     29,991
             ------------------------------------------------------------------------------------------------------
                                                                                $909,915                   $831,799
             ------------------------------------------------------------------------------------------------------

             LIABILITIES AND SHAREHOLDERS' EQUITY
             Accounts payable                                                   $209,205                   $160,809
             Accounts payable to affiliates                                        4,053                      4,228
             Accrued expenses                                                    109,626                    135,918
             Current maturities of long-term obligations                             799                        809
             ------------------------------------------------------------------------------------------------------
             Total current liabilities                                           323,683                    301,764
             ------------------------------------------------------------------------------------------------------

             Long-term obligations, net of current maturities                    329,970                    264,664
             Other noncurrent liabilities                                         47,555                     44,207
             Commitments and contingencies                                            --                         --

             Common shares, without par value;
               80,000,000 authorized; issued, including
               treasury shares, 33,920,707 and
               33,913,374 shares, respectively                                   143,183                    143,183
             Warrants                                                              6,074                      6,074
             Retained earnings                                                    65,594                     78,767
             Deferred compensation expense, net                                     (885)                      (981)
             Treasury shares, at cost, 7,651 shares                                  (59)                       (59)
             Accumulated other comprehensive loss                                 (5,200)                    (5,820)
             ------------------------------------------------------------------------------------------------------
                                                                                 208,707                    221,164
             ------------------------------------------------------------------------------------------------------
                                                                                $909,915                   $831,799

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           Three months ended
                                                                                   --------------------------------------
                                                                                         May 3,                May 4,
                                                                                           2003                  2002
             ------------------------------------------------------------------------------------------------------------

             Net sales, excluding sales of licensed departments                   $     588,532            $  585,912
             Cost of sales                                                             (371,812)             (362,725)
             ------------------------------------------------------------------------------------------------------------
             Gross profit                                                               216,720               223,187

             Selling, general and administrative expenses                              (231,041)             (223,270)
             License fees and other operating income                                      1,501                 2,162
             ------------------------------------------------------------------------------------------------------------
             Operating (loss) profit                                                    (12,820)                2,079

             Interest expense, net                                                       (9,583)               (6,338)
             ------------------------------------------------------------------------------------------------------------
             Loss before benefit for income taxes and
                cumulative effect of accounting change                                  (22,403)               (4,259)
             Benefit for income taxes                                                     9,230                 1,564
             ------------------------------------------------------------------------------------------------------------
             Loss before cumulative effect of accounting
                change                                                                  (13,173)               (2,695)
             Cumulative effect of accounting change,
                net of income taxes                                                          --                (2,080)
             ------------------------------------------------------------------------------------------------------------
             Net loss                                                             $     (13,173)           $   (4,775)
             ------------------------------------------------------------------------------------------------------------

             Basic and diluted weighted average
                shares outstanding                                                       33,712                33,627
             Basic and diluted earnings (loss) per share:
             Loss before cumulative effect of accounting
                change                                                            $       (0.39)           $    (0.08)
             Cumulative effect of accounting change, net
                of income taxes                                                              --                 (0.06)
             ------------------------------------------------------------------------------------------------------------
             Net loss                                                             $       (0.39)           $    (0.14)
             ------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three months ended
                                                                                    -------------------------------------------
                                                                                         May 3,                May 4,
                                                                                           2003                  2002
             ------------------------------------------------------------------------------------------------------------------
             Cash flows from operating activities:
             Net loss                                                              $    (13,173)          $    (4,775)
             Adjustments to reconcile net loss to net cash
                (used in) provided by operating activities:
             Cumulative effect of accounting change                                          --                 2,080
             Amortization of discount on debt                                               497                    --
             Amortization of deferred compensation                                           96                   500
             Depreciation and amortization                                               13,804                12,973
             Deferred income taxes and other noncurrent liabilities                      13,025                 4,325
             Loss on disposal of assets                                                       7                    41
             Change in working capital, assets and liabilities:
                  Receivables                                                           (13,804)               (7,016)
                  Inventories                                                           (63,067)              (20,562)
                  Prepaid expenses and other assets                                       3,866                   (35)
                  Accounts payable                                                       48,221                26,744
                  Accrued expenses                                                      (27,576)               (2,900)
             ------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by operating activities                        (38,104)               11,375
             ------------------------------------------------------------------------------------------------------------------

             Cash flows from investing activities:
             Capital expenditures                                                       (10,847)               (5,608)
             Proceeds from sale of assets                                                    13                     7
             Proceeds from lease incentives                                               1,904                 2,281
             ------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                       (8,930)               (3,320)
             ------------------------------------------------------------------------------------------------------------------

             Cash flows from financing activities:
             Net increase (decrease) in:
                  Revolving credit facility                                              65,000               (21,000)
                  Capital leases and other debt                                            (201)                 (132)
             ------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                         64,799               (21,132)
             ------------------------------------------------------------------------------------------------------------------

             Net increase (decrease) in cash and equivalents                             17,765               (13,077)
             Cash and equivalents, beginning of period                                   11,059                35,915
             ------------------------------------------------------------------------------------------------------------------
             Cash and equivalents, end of period                                   $     28,824          $     22,838
             ------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. We are managed in three operating segments: Value City Department Stores ("Value City"), DSW Shoe Warehouse ("DSW"), and Filene's Basement.

     VALUE CITY. The Company operates a chain of 116 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our Value City stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, jewelry, shoes and health, beauty care items and commodities, with apparel comprising well over one-half of total sales. Our Value City stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

     DSW. The Company also operates a chain of 129 DSW stores located throughout the United States. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates the license shoe departments in principally all Value City and Filene's Basement stores. Results of operations of licensed shoe departments are included with the Value City and Filene's Basement segments. In July 2002, Shonac Corporation entered into a Supply Agreement with Stein Mart to supply merchandise to some of Stein Mart's shoe departments. Stein Mart operations are included with the DSW segment.

     FILENE'S BASEMENT. Finally, the Company operates 20 Filene's Basement stores located principally in the Northeast United States. Our Filene's Basement stores average 40,000 square feet and specialize in top tier brand name merchandise of men's and women's apparel, jewelry, shoes, accessories and home goods.

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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SHAREHOLDERS' EQUITY

                                                                                                             Three months ended
                                                                                                             ------------------
                                                                                                                    May 3, 2003
-------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity, beginning of period                                                                  $221,164
     Net loss                                                                                                          (13,173)
     Amortization of deferred compensation expense                                                                          96
     Net unrealized gain on derivative financial
        instruments, net of income tax provision of $413                                                                   620
-------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity, end of period                                                                        $208,707
-------------------------------------------------------------------------------------------------------------------------------


     On September 26, 2002, the Company issued warrants ("Warrants") with a fair value of $6.1 million to purchase 2,954,792 shares of common stock at an exercise price of $4.50 per share to the Term Loan C Lenders. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

     $75 Million Senior Convertible Loan

     We have amended and restated our $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 (the "Convertible Loan"). As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest may be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

     The Convertible Loan is convertible at the option of the holders into shares of our common stock at a conversion price of $4.50 per share. The conversion price is subject to adjustment upon the occurrence of specified events. The maturity date is June 10, 2009.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. EARNINGS PER SHARE


     Basic earnings per share is based on the net loss and a simple weighted average of common shares outstanding.

     Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net loss adjusted to remove the effect of interest, adjusted for tax, on the convertible debt.

     The denominator is summarized as follows for the diluted earnings per share calculation (in thousands):

                                                                                                 Three months ended
                                                                                       ---------------------------------------
                                                                                             May 3, 2003           May 4, 2002
------------------------------------------------------------------------------------------------------------------------------
       Weighted average shares outstanding                                                        33,712                33,627
       Assumed exercise of warrants                                                                   --                    --
       Assumed conversion of debt                                                                     --                    --
       Assumed exercise of dilutive stock options                                                     --                    --
------------------------------------------------------------------------------------------------------------------------------
       Number of shares for computation of
             diluted earnings per share                                                           33,712                33,627
------------------------------------------------------------------------------------------------------------------------------

     These stock options, warrants or convertible debt are anti-dilutive for the three months ended May 3, 2003 and May 4, 2002.

4.     VALUATION ACCOUNT

     Reserves established and used for severance costs are as follows (in thousands):

                                                                                          Three months             Year
                                                                                             ended                 ended
                                                                                       -------------------    ---------------
                                                                                             May 3, 2003       February 1,2003
------------------------------------------------------------------------------------------------------------------------------
       Balance at beginning of period                                                             $3,996               $5,357
       Provisions to establish reserves                                                               --                5,950
       Reductions for intended purposes                                                           (3,996)              (7,311)
------------------------------------------------------------------------------------------------------------------------------
       Balance at end of period                                                                       --               $3,996
------------------------------------------------------------------------------------------------------------------------------


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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities as of May 3, 2003.

     The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company's financial position or results of operations.

6.     ACCUMULATED OTHER COMPREHENSIVE LOSS

     Comprehensive loss represents net loss plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive loss, net of tax are as follows (in thousands):

                                                                                                  Three months ended
                                                                                     -----------------------------------------
                                                                                          May 3, 2003              May 4, 2002
------------------------------------------------------------------------------------------------------------------------------
     Net loss                                                                                $(13,173)                 $(4,775)
     Net unrealized gain on
        derivative financial instruments
        net of income tax                                                                         620                      451
------------------------------------------------------------------------------------------------------------------------------
     Other comprehensive loss                                                                $(12,553)                 $(4,324)
------------------------------------------------------------------------------------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):


                                                                                   May 4, 2003               February 1, 2003
-----------------------------------------------------------------------------------------------------------------------------------
     Net unrealized loss on derivative
        financial instruments, net of income tax                                   $       --                  $     (620)
     Minimum pension liability, net of income tax                                      (5,200)                     (5,200)
-----------------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive loss                                          $   (5,200)                 $   (5,820)
-----------------------------------------------------------------------------------------------------------------------------------

     The Company's interest rate swap expired during the three months ended May 3, 2003, and was not renewed.

7.     STOCK BASED COMPENSATION

     The Company has various stock-based employee compensations plans. The Company accounts for those plans in accordance with APB No.25. "Accounting For Stock Issued to Employees," and related Interpretations. No stock based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings (loss) per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation."


                                                                                                  Three Months Ended
                                                                                    ------------------------------------------
                                                                                         May 3, 2003              May 4, 2002
-------------------------------------------------------------------------------------------------------------------------------
     Net loss, as reported                                                                  $(13,173)                  $(4,775)
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                                                                 (1,029)                   (1,198)
-------------------------------------------------------------------------------------------------------------------------------
     Pro forma net loss                                                                     $(14,202)                  $(5,973)
-------------------------------------------------------------------------------------------------------------------------------

     Earnings (loss) per share:
         Basic and diluted as reported                                                        $(0.39)                   $(0.14)

         Basic and diluted pro forma                                                          $(0.42)                   $(0.18)

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.     SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW Shoe Warehouse and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating
     (loss) profit, which is defined as income before interest expense and income taxes.

        Three-month period ended May 3, 2003 (in thousands):

                                                         Value City         DSW         Filene's         Total
                                                         ----------         ---         --------         -----
        Net sales                                         $342,894        $183,051        $62,587       $588,532
        Operating (loss) profit                            (13,354)          2,601         (2,067)       (12,820)
        Identifiable assets                                669,315         125,752        114,848        909,915
        Capital expenditures                                 4,026           6,193            628         10,847
        Depreciation and amortization                        9,098           3,105          1,601         13,804

        Three-month period ended May 4, 2002 (in thousands):

                                                        Value City          DSW          Filene's        Total
                                                        ----------          ---          --------        -----
        Net sales                                         $359,225        $155,976        $70,711       $585,912
        Operating (loss) profit                             (4,294)          4,987          1,386          2,079
        Identifiable assets                                651,577         114,360        117,068        883,005
        Capital expenditures                                 2,410           2,558            640          5,608
        Depreciation and amortization                        9,777           1,472          1,724         12,973



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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Annual Report on Form 10-K for the year ended February 1, 2003, or contained in other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, our ability to attain our fiscal 2003 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended February 1, 2003 that is filed with the Securities and Exchange Commission, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

        - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $33.4 million on May 3, 2003 and $32.5 million at the end of fiscal 2002.

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

        - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, excluding goodwill, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset and reduce the carrying value by the excess where the recorded value exceeds the fair value. Goodwill is tested on an annual basis using a fair value based approach.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



                For the three months ended May 3, 2003, we recorded no impairments related to long-lived assets. During fiscal 2002, we implemented SFAS 142 which required that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes that was recorded effective for the quarter ended May 4, 2002.

                We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

        - Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation or casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

        - Pension. The obligations and related assets of defined benefit retirement plans are included in the Condensed Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At May 3, 2003, the actual assumption of our plans has remained unchanged from our Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. To the extent actual results vary from assumptions, earnings would be impacted.

        - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed in one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. Accrued liability as of May 3, 2003 and February 1, 2003 was $2.5 million and $2.2 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting net income (loss) determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgements had been made, our tax expense, assets and liabilities could be different.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                                Three months ended
                                                      -------------------------------------
                                                         May 3, 2003           May 4, 2002
------------------------------------------------------------------------------------------
Net sales, excluding sales of
    licensed departments                                      100.0%               100.0%
Cost of sales                                                 (63.2)               (61.9)
------------------------------------------------------------------------------------------
Gross profit                                                   36.8                 38.1
Selling, general and administrative
    expenses                                                  (39.3)               (38.1)
License fees and other
    operating income                                            0.3                  0.4
------------------------------------------------------------------------------------------
Operating (loss) profit                                        (2.2)                 0.4
Interest expense, net                                          (1.6)                (1.1)
------------------------------------------------------------------------------------------
Loss before benefit for income taxes and
    cumulative effect of accounting change                     (3.8)                (0.7)
Benefit for income taxes                                        1.6                  0.3
------------------------------------------------------------------------------------------
Loss before cumulative effect of
    accounting change                                          (2.2)                (0.4)
------------------------------------------------------------------------------------------
Cumulative effect of accounting
    change                                                      --                  (0.4)
------------------------------------------------------------------------------------------
Net loss                                                       (2.2)%               (0.8)%
------------------------------------------------------------------------------------------

THREE MONTHS ENDED MAY 3, 2003 COMPARED TO THREE MONTHS ENDED MAY 4, 2002

Net sales increased $2.6 million, or 0.4%, from $585.9 million to $588.5 million. Comparable stores sales for the quarter were negative for each segment. Comparable store sales weaknesses were attributable to a weak retail environment and unseasonably cold and inclement weather conditions in our market areas. Comparable store sales by segment were:

                                                      Three months ended
                                              ----------------------------------
                                                May 3, 2003           May 4, 2002
---------------------------------------------------------------------------------
Value City Department Stores                         (4.0)%               (1.3)%
DSW                                                  (3.6)%                1.4%
Filene's Basement                                    (8.1)%                4.9%
---------------------------------------------------------------------------------
Total                                                (4.4)%                0.0%
---------------------------------------------------------------------------------

Value City's sales were $342.9 million, a 4.5% decrease in the quarter. Value City's non-apparel comparable sales decreased 0.5% while apparel sales decreased 6.1%. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the quarter of 8.8%, 5.3% and 5.5%, respectively.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DSW sales were $183.1 million, a 17.4% increase in the quarter, which includes a net increase of 19 DSW stores and the addition of 161 leased locations.

Filene's Basement sales were $62.6 million, an 11.5% decrease in the quarter.

Gross profit decreased by $6.5 million to $216.7 million, from $223.2 million, and as a percentage of sales from 38.1% to 36.8%. The decrease is attributable to increased markdowns over the prior year. Gross profit, as a percent of sales by segment in the first quarter, were:

                                                    Three months ended
                                            ------------------------------------
                                              May 3, 2003           May 4, 2002
--------------------------------------------------------------------------------
Value City Department Stores                      36.6%                37.9%
DSW                                               38.6%                39.0%
Filene's Basement                                 32.8%                37.0%
--------------------------------------------------------------------------------
Total                                             36.8%                38.1%
--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $7.7 million, from $223.3 million to $231.0 million, and increased as a percentage of sales from 38.1% to 39.3%. This increase includes $9.8 million attributable to new stores and leased shoe departments in operation at DSW. SG&A as a percent of sales by segment in the first quarter were:

                                                   Three months ended
                                           ------------------------------------
                                             May 3, 2003           May 4, 2002
-------------------------------------------------------------------------------
Value City Department Stores                    40.8%                 39.6%
DSW                                             37.3%                 35.9%
Filene's Basement                               36.7%                 35.6%
-------------------------------------------------------------------------------
Total                                           39.3%                 38.1%
-------------------------------------------------------------------------------

License fees and other operating income decreased $0.7 million, from $2.2 million to $1.5 million, and decreased as a percentage of sales to 0.3%.

Operating (loss) profit decreased to a $12.8 million loss, from a profit of $2.1 million and decreased as a percentage of sales from a profit of 0.4% to a loss of 2.2%.

Net interest expense for the quarter increased $3.2 million to $9.6 million. The increase is due primarily to a 4.0% increase in our weighted average borrowing rate, a result of new term debt entered into June 11, 2002, offset by a decrease of $19.7 million in average borrowings from last year to this year.

The effective tax rate for the three months ended May 3, 2003 is 41.2% versus 36.7% for the three months ended May 4, 2002. The increase is due in part to the non-deductible warrant amortization that is included for book income but excluded for tax.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $242.5 million and $213.8 million at May 3, 2003 and May 4, 2002, respectively. Current ratios at those dates were 1.8 and 1.7, respectively. Net cash used in operating activities totaled $38.1 million in year-to-date fiscal 2003 compared to $11.4 million provided by operations in year-to-date fiscal 2002.

Net cash used for capital expenditures was $10.8 million and $5.6 million for the three months ended May 3, 2003 and May 4, 2002, respectively. During the three months ended May 3, 2003, capital expenditures included $4.9 million for new stores, $3.7 million for improvements in existing stores and $2.2 million for MIS equipment upgrades and new systems. Proceeds from lease incentives are amortized as a reduction of rent expense over the life of the lease.

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

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. The Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. At May 3, 2003, $174.0 million was available under the Revolving Credit Facility. Direct borrowings aggregated $129.0 million, plus $12.0 million of letters of credit were issued and outstanding.

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On September 26, 2002, we issued 2,954,792 warrants ("Warrants") to purchase shares of common stock, at an exercise price of $4.50 per share, to the Term Loan C Lenders. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The value placed on the Warrants was $6.1 million and the related debt discount is amortized into interest expense over the life of the debt.

$75 Million Senior Convertible Loan

We have amended and restated our $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 (the "Convertible Loan"). As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest may be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into shares of our common stock at a conversion price of $4.50 per share. The conversion price is subject to adjustment upon the occurrence of specified events. The maturity date is June 10, 2009.

Achievement of expected cash flows from operations and compliance with the covenants of our credit agreements (as discussed in the Notes to Consolidated Financial Statements that are included in our 2002 Annual Report Form 10-K filed with the Securities and Exchange Commission) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for the three months ended May 3, 2003 were below plan, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have no variable interest entities as of May 3, 2003.

The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on our financial position or results of operations.


INFLATION

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk results from fluctuations in interest rates. The Company is exposed to interest rate risk through borrowings under its revolving credit agreement.

Our interest rate swap expired during the three months ended May 3, 2003, and was not renewed.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                Part B Reports on Form 8-K.

                    A current report on Form 8-K, dated April 7, 2003, was filed with the Securities and Exchange Commission on April 8, 2003 (Items 7 and 9).

                    A current report on Form 8-K/A, dated April 7, 2003, was filed with the Securities and Exchange Commission on April 30, 2003 (Items 7 and 9).

                    A current report on Form 8-K, dated May 8, 2003, was filed with the Securities and Exchange Commission on May 12, 2003 (Items 7 and 9).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VALUE CITY DEPARTMENT STORES, INC.
                            (Registrant)
                            ------------

Date:   June 13, 2003       By:   /s/  James A. McGrady
        -------------             ----------------------------------------------
                                  James A. McGrady,
                                  Executive Vice President, Chief Financial
                                  Officer, Treasurer and Secretary of Value City
                                  Department Stores, Inc.

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

Date:  June 13, 2003

                                    /s/ John C. Rossler
                                    -------------------------------------------
                                    John C. Rossler
                                    President and Chief Executive Officer of
                                    Value City Department Stores, Inc.

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

Date:  June 13,  2003

                             /s/ James A. McGrady
                             --------------------------------------------------
                             James A. McGrady
                             Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Value City
                             Department Stores, Inc.