Form 10-Q
period 2003-08-02
VALUE CITY DEPARTMENT STORES INC /OH
filed 2003-09-15
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 2003

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------

                       VALUE CITY DEPARTMENT STORES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        31-1322832
-----------------------------------------   ----------------------------------
(State or other jurisdiction of incorpo-    (I.R.S. Employer Identification No.)
ration or organization)

3241 Westerville Road, Columbus, Ohio                    43224
-----------------------------------------   ----------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (614) 471-4722
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
               --------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.   YES  X   NO
                        ----    ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    YES      NO     X
                                                   ----     -------

The number of shares outstanding of Common Stock, without par value, as of September 11, 2003 was 33,912,833.

                       VALUE CITY DEPARTMENT STORES, INC.
                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
                                                                                                               --------

PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at August 2, 2003
                      and February 1, 2003........................................................................3

                  Condensed Consolidated Statements of Operations for the
                      three and six months ended August 2, 2003
                      and August 3, 2002..........................................................................4

                  Condensed Consolidated Statements of Cash Flows
                      for the six months ended August 2, 2003
                      and August 3, 2002..........................................................................5

                  Notes to Consolidated Financial Statements......................................................6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................14

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................25

        Item 4. Controls and Procedures..........................................................................25

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................26

        Item 2.   Changes in Securities and Use of Proceeds......................................................26

        Item 3.   Defaults Upon Senior Securities................................................................26

        Item 4.   Submission of Matters to a Vote of Security Holders............................................26

        Item 5.   Other Information..............................................................................26

        Item 6.   Exhibits and Reports on Form 8-K...............................................................26

Signature........................................................................................................27

                       VALUE CITY DEPARTMENT STORES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   (UNAUDITED)

                                            August 2,    February 1,
                                              2003          2003
------------------------------------------------------------------
ASSETS
Cash and equivalents                       $  31,920     $  11,059
Accounts receivable, net                       7,820        10,666
Receivables from affiliates                    1,055           933
Inventories                                  477,194       389,825
Prepaid expenses and other assets             16,823        19,354
Deferred income taxes                         59,893        51,317
------------------------------------------------------------------
Total current assets                         594,705       483,154
------------------------------------------------------------------

Property and equipment, net                  233,311       233,452

Goodwill                                      37,619        37,619
Tradenames and other intangibles, net         45,620        47,583
Other assets                                  28,472        29,991
------------------------------------------------------------------
                                           $ 939,727     $ 831,799
==================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                           $ 189,877     $ 160,809
Accounts payable to affiliates                17,463         4,228
Accrued expenses                             116,045       135,918
Current maturities of long-term obligations      813           809
------------------------------------------------------------------
Total current liabilities                    324,198       301,764
------------------------------------------------------------------

Long-term obligations, net of current
  maturities                                 361,261       264,664
Other noncurrent liabilities                  49,112        44,207
Commitments and contingencies                   --            --

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 33,920,707 and
  33,913,374 shares, respectively            143,183       143,183
Warrants                                       6,074         6,074
Retained earnings                             61,946        78,767
Deferred compensation expense, net              (788)         (981)
Treasury shares, at cost, 7,651 shares           (59)          (59)
Accumulated other comprehensive loss          (5,200)       (5,820)
------------------------------------------------------------------
                                             205,156       221,164
------------------------------------------------------------------
                                           $ 939,727     $ 831,799
==================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        Three months ended             Six months ended
                                        ------------------             ----------------
                                      August 2,      August 3,      August 2,      August 3,
                                           2003           2002           2003           2002
--------------------------------------------------------------------------------------------
Net sales, excluding sales of
   licensed departments             $   604,594    $   569,062    $ 1,193,126    $ 1,154,974
Cost of sales                          (368,228)      (345,463)      (740,040)      (708,188)
--------------------------------------------------------------------------------------------
Gross profit                            236,366        223,599        453,086        446,786

Selling, general and
   administrative expenses             (235,875)      (219,344)      (466,916)      (442,614)
License fees and other
   operating income                       1,291          2,431          2,792          4,593
--------------------------------------------------------------------------------------------
Operating profit (loss)                   1,782          6,686        (11,038)         8,765

Interest expense, net                    (8,069)        (7,863)       (17,652)       (14,201)
--------------------------------------------------------------------------------------------
Loss before benefit for income
   taxes and cumulative effect of
   accounting change                     (6,287)        (1,177)       (28,690)        (5,436)
Benefit for income taxes                  2,639            451         11,869          2,015
--------------------------------------------------------------------------------------------
Loss before cumulative effect of
   accounting change                     (3,648)          (726)       (16,821)        (3,421)
--------------------------------------------------------------------------------------------
Cumulative effect of accounting
   change, net of income taxes             --             --             --           (2,080)
--------------------------------------------------------------------------------------------
Net loss                            $    (3,648)   $      (726)   $   (16,821)   $    (5,501)
============================================================================================

Basic and diluted loss per share:
Loss before cumulative effect
   of accounting change             $     (0.11)   $     (0.02)   $     (0.50)   $     (0.10)
Cumulative effect of accounting
   change, net of income taxes             --             --             --            (0.06)
--------------------------------------------------------------------------------------------
Net loss per share                  $     (0.11)   $     (0.02)   $     (0.50)   $     (0.16)
--------------------------------------------------------------------------------------------
Basic and diluted weighted
   average shares outstanding            33,720         33,651         33,716         33,641
============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six months ended
                                                       -----------------------
                                                       August 2,     August 3,
                                                            2003         2002
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                 $ (16,821)   $  (5,501)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
Cumulative effect of accounting change                        --          2,080
Amortization of discount on debt                             1,012           42
Amortization of deferred compensation                          193          279
Depreciation and amortization                               27,793       30,468
Deferred income taxes and other noncurrent liabilities      (7,862)      (5,108)
Loss on disposal of asset                                      279           52
Change in working capital, assets and liabilities:
     Receivables                                             2,724        1,521
     Inventories                                           (87,369)     (20,479)
     Prepaid expenses and other assets                       6,189        3,018
     Accounts payable                                       42,303       43,748
     Accrued expenses                                      (23,362)      (4,669)
-------------------------------------------------------------------------------
Net cash (used in) provided by operating activities        (54,921)      45,451
-------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                       (23,504)     (19,989)
Proceeds from sale of assets                                    13           26
Proceeds from lease incentives                               3,684        6,451
-------------------------------------------------------------------------------
Net cash used in investing activities                      (19,807)     (13,512)
-------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of debt                                --        100,000
Debt issuance costs                                           --        (13,205)
Net increase (decrease) in:
     Revolving credit facility                              96,000     (101,500)
     Capital leases and other debt                            (411)     (21,197)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         95,589      (35,902)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents             20,861       (3,963)
Cash and equivalents, beginning of period                   11,059       35,915
-------------------------------------------------------------------------------
Cash and equivalents, end of period                      $  31,920    $  31,952
===============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Value City Department Stores, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company is managed in three operating segments: Value City Department Stores ("Value City"), DSW Shoe Warehouse ("DSW"), and Filene's Basement.

     VALUE CITY. The Company operates a chain of 116 department stores located in Ohio, Pennsylvania and 13 other Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Our Value City stores carry men's, women's and children's apparel, housewares, giftware, home furnishings, toys, jewelry, health and beauty care items, shoes and commodities, with apparel comprising well over one-half of total sales. Our Value City stores average 87,000 square feet which allow us to offer over 100,000 different items of merchandise similar to the items found in traditional department, specialty and discount stores. Our pricing strategy is supported by our ability to purchase large quantities of goods in a variety of special buying opportunities. For many years, we have had a reputation in the marketplace as a purchaser of buy-outs and manufacturers' closeouts.

     DSW. The Company also operates a chain of 131 DSW stores located throughout the United States. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates the license shoe departments in principally all Value City and Filene's Basement stores. Results of operations of licensed shoe departments are included with the Value City and Filene's Basement segments. In July 2002, Shonac Corporation entered into a Supply Agreement with Stein Mart to supply merchandise to some of Stein Mart's shoe departments. The Stein Mart Supply Agreement operations are included with the DSW segment.

     FILENE'S BASEMENT. Finally, the Company operates 21 Filene's Basement stores located principally in the Northeast United States. Our Filene's Basement stores average 40,000 square feet and specialize in top tier brand name merchandise of men's and women's apparel, jewelry, shoes, accessories and home goods.

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

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHAREHOLDERS' EQUITY

                                                              Six months ended
                                                                August 2, 2003
     -------------------------------------------------------------------------
     Total shareholders' equity, beginning of period                  $221,164
     Net loss                                                          (16,821)
     Amortization of deferred compensation expense                         193
     Net unrealized gain on derivative financial
        instruments, net of income tax provision of $413                   620
     -------------------------------------------------------------------------
     Total shareholders' equity, end of period                        $205,156
     -------------------------------------------------------------------------

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

     $75 Million Senior Convertible Loan

     The Company amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date until June 11, 2004, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Company's Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment until June 11, 2007. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

     The Convertible Loan is convertible at the option of the holders into shares of Value City Department Stores, Inc. common stock at a conversion price of $4.50. The maturity date is June 10, 2009.

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

     The denominator is summarized as follows for the diluted earnings per share calculation (in thousands):

                                                                  Three months ended                  Six months ended
                                                            ------------------------------     -------------------------------
                                                                August 2,        August 3,         August 2,         August 3,
                                                                     2003             2002              2003              2002
       -----------------------------------------------------------------------------------------------------------------------
       Weighted average shares outstanding                         33,720           33,651            33,716            33,641
       Assumed exercise of warrants                                    --               --                --                --
       Assumed conversion of debt                                      --               --                --                --
       Assumed exercise of dilutive stock options                      --               --                --                --
       -----------------------------------------------------------------------------------------------------------------------
       Number of shares for computation of
             diluted earnings per share                            33,720           33,651            33,716            33,641
       -----------------------------------------------------------------------------------------------------------------------

     The stock options, warrants and convertible debt are anti-dilutive for the three months ended August 2, 2003 and August 3, 2002 and the six months ended August 2, 2003 and August 3, 2002.

4.   VALUATION ACCOUNT

     Reserves established and used for severance costs are as follows (in thousands):

                                                                                    Six months                   Year
                                                                                       ended                     ended
                                                                                -------------------     ----------------------
                                                                                     August 2, 2003           February 1, 2003
       -----------------------------------------------------------------------------------------------------------------------
       Balance at beginning of period                                                        $3,996                     $5,357
       Provisions to establish reserves                                                          --                      5,950
       Reductions for intended purposes                                                      (3,996)                    (7,311)
       -----------------------------------------------------------------------------------------------------------------------
       Balance at end of period                                                                  --                     $3,996
       -----------------------------------------------------------------------------------------------------------------------

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However it did require that the Company reclassify the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to selling, general and administrative expense, in the Company's consolidated financial statement of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities as of August 2, 2003.

     The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     2003 did not have a material impact on the Company's financial position or results of operations.

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Comprehensive loss represents net loss plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive loss, net of tax are as follows (in thousands):

                                                              Three months ended                      Six months ended
                                                       -------------------------------         -------------------------------
                                                            August 2,        August 3,             August 2,         August 3,
                                                                 2003             2002                  2003              2002
     -------------------------------------------------------------------------------------------------------------------------
     Net loss                                                 $(3,648)           $(726)             $(16,821)          $(5,501)
     Net unrealized gain on
        derivative financial instruments
        net of income tax                                          --              381                   620               832
     -------------------------------------------------------------------------------------------------------------------------
     Other comprehensive loss                                 $(3,648)           $(345)             $(16,201)          $(4,669)
     -------------------------------------------------------------------------------------------------------------------------

     The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

                                                                               August 2, 2003            February 1, 2003
     --------------------------------------------------------------------------------------------------------------------
     Net unrealized loss on derivative
        financial instruments, net of income tax                                  $        --                     $  (620)
     Minimum pension liability, net of income tax                                      (5,200)                     (5,200)
     --------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive loss                                         $    (5,200)                    $(5,820)
     --------------------------------------------------------------------------------------------------------------------

     The Company's interest rate swap expired during the three months ended May 3, 2003, and was not renewed.

7.   STOCK BASED COMPENSATION

     The Company has various stock-based employee compensations plans. The Company accounts for those plans in accordance with APB No. 25 "Accounting For Stock Issued to Employees" and related Interpretations. No stock based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation".

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                  Three months ended                  Six months ended
                                                             -----------------------------     -------------------------------
                                                                 August 2,       August 3,         August 2,        August 3,
                                                                      2003            2002              2003             2002
     -------------------------------------------------------------------------------------------------------------------------
     Net loss, as reported                                         $(3,648)          $(726)         $(16,821)          $(5,501)
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                                       (1,280)         (1,252)           (2,309)           (2,450)
     -------------------------------------------------------------------------------------------------------------------------
     Pro forma net loss                                            $(4,928)        $(1,978)         $(19,130)          $(7,951)
     -------------------------------------------------------------------------------------------------------------------------

     Loss per share:
         Basic and diluted as reported                              $(0.11)         $(0.02)           $(0.50)          $ (0.16)
         Basic and diluted pro forma                                $(0.15)         $(0.06)           $(0.57)          $ (0.24)

8.   TAX VALUATION

     The Company establishes valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. At August 2, 2003, an allowance of $9.8 million has been provided. On February 1, 2003, no allowance was recorded.

     The tax rate prior to the allowance was 75.5%, and reflects the impact of the non-deductible warrant amortization included for book income but not tax.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

                                                                         6 months ended
                                                          -------------------------------------------
                                                              August 2,                     August 3,
                                                                   2003                          2002

     Cash paid during the period for:
         Interest                                               $20,187                       $17,867

         Income taxes                                             1,558                         1,086

     Issue of warrants                                              $--                        $6,074


                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company issued warrants with a fair value of $6.1 million to the holders of the Term Loan C Lenders to purchase 2,954,792 shares of common stock at the initial exercise price of $4.50 per share, subject to adjustment. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

10.  SEGMENT REPORTING

     The Company is managed in three operating segments: Value City Department Stores, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit, which is defined as income before interest expense and income taxes.

     Three-month period ended August 2, 2003 (in thousands):


                                                        Value City            DSW        Filene's             Total
                                                        ----------            ---        --------             -----
       Net sales                                          $336,522        $192,338        $75,734          $604,594
       Operating (loss) profit                             (10,598)         10,931          1,449             1,782
       Capital expenditures                                  9,452           2,023          1,182            12,657
       Depreciation and amortization                         9,169           3,269          1,551            13,989

       Three-month period ended August 3, 2002 (in thousands):

                                                        Value City            DSW        Filene's             Total
                                                        ----------            ---        --------             -----
       Net sales                                          $336,456        $158,833        $73,773          $569,062
       Operating (loss) profit                              (1,459)          8,327           (182)            6,686
       Capital expenditures                                  5,623           8,079            679            14,381
       Depreciation and amortization                        12,852           2,327          2,316            17,495

       Six-month period ended August 2, 2003 (in thousands):

                                                        Value City             DSW       Filene's             Total
                                                        ----------             ---       --------             -----
       Net sales                                          $679,416        $375,389       $138,321        $1,193,126
       Operating (loss) profit                             (23,952)         13,532           (618)          (11,038)
       Identifiable assets                                 713,621         118,901        107,205           939,727
       Capital expenditures                                 13,478           8,216          1,810            23,504
       Depreciation and amortization                        18,267           6,374          3,152            27,793

                       VALUE CITY DEPARTMENT STORES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Six-month period ended August 3, 2002 (in thousands):

                                                        Value City             DSW       Filene's          Total
                                                        ----------             ---       --------          -----
       Net sales                                          $695,681        $314,809       $144,484        $1,154,974
       Operating (loss) profit                              (5,753)         13,314          1,204             8,765
       Identifiable assets                                 546,891         237,246        118,120           902,257
       Capital expenditures                                  8,033          10,637          1,319            19,989
       Depreciation and amortization                        22,629           3,799          4,040            30,468

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

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Annual Report on Form 10-K for the year ended February 1, 2003, or contained in other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any such forward-looking statements: decline in demand for our merchandise, our ability to attain our fiscal 2003 business plan, expected cash from operations, vendor and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, and the ability to hire and train associates. One or more of these factors have affected, and in the future could affect, our business and financial results and could cause actual results to differ from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report are based on information presently available to our management. We assume no obligations to update any forward-looking statements contained herein.

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

     - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale, or when reserves are established. The amount of the reserve is equal to the difference between "retail method cost" of the inventory and the estimated market value based on significant assumptions about future demand and market conditions.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Reserves to value inventory at the lower of cost or market were $36.8 million on August 2, 2003 and $32.5 million at the end of fiscal 2002.

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

     - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, excluding goodwill, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset. If an impairment is indicated, we reduce the carrying value by the excess of the recorded value over the fair value. Goodwill is tested on an annual basis using a fair value based approach.

          For the six months ended August 2, 2003, we recorded no impairments related to long-lived assets. During fiscal 2002, we implemented SFAS 142 which required that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes that was recorded effective for the quarter ended May 4, 2002.

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

     - Pension. The obligations and related assets of defined benefit retirement plans are included in the Condensed Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At August 2, 2003, the actual assumption of our plans has remained unchanged from our Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. To the extent actual results vary from assumptions, earnings would be impacted.

     - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed in one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability was $2.8 million as of August 2, 2003 and $2.2 million as of February 1, 2003. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

     - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting net income (loss) determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. At August 2, 2003 an allowance of $9.8 million has been provided. On February 1, 2003, no allowance was recorded. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgements had been made, our tax expense, assets and liabilities could be different.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                        Three months ended                             Six months ended
                                                  --------------------------------             ------------------------------
                                                      August 2,          August 3,                 August 2,        August 3,
                                                           2003               2002                      2003              2002
------------------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
     licensed departments                                 100.0%             100.0%                    100.0%           100.0%
Cost of sales                                             (60.9)             (60.7)                    (62.0)           (61.3)
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                               39.1               39.3                      38.0             38.7
Selling, general and administrative
     expenses                                             (39.0)             (38.5)                    (39.1)           (38.3)
License fees and other
     operating income                                       0.2                0.4                       0.2              0.4
------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                     0.3                1.2                      (0.9)             0.8

Interest expense, net                                      (1.3)              (1.4)                     (1.5)            (1.3)
------------------------------------------------------------------------------------------------------------------------------
Loss before benefit for income taxes
     and cumulative effect of
     accounting change                                     (1.0)              (0.2)                     (2.4)            (0.5)
Benefit for income taxes                                    0.4                0.1                       1.0              0.2
------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of
     accounting change                                     (0.6)              (0.1)                     (1.4)            (0.3)
------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting
     change, net of income taxes                             --                 --                        --             (0.2)
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   (0.6)%             (0.1)%                    (1.4)%           (0.5)%
------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED AUGUST 2, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2002

Net sales increased $35.5 million, or 6.2%, from $569.1 million to $604.6 million. Comparable stores sales for the quarter were positive for each segment. Comparable store sales by segment were:

                                                                                               Three months ended
                                                                                ----------------------------------------------
                                                                                     August 2, 2003             August 3, 2002
------------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                    0.6%                     (6.1)%
DSW                                                                                             4.5%                     (2.1)%
Filene's Basement                                                                               0.3%                      1.2%
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                           1.6%                     (4.3)%
=============================================================================================================================

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Value City's sales were $336.5 million, unchanged from the prior year quarter. Value City's non-apparel comparable sales increased 5.3% while apparel sales decreased 2.0%. Non-apparel sales were positively impacted by increases in domestics and housewares up 8.3% and 18.4%, respectively. Increases were the result of deals and buyouts in these departments complemented by new business items within these categories. Value City's Men's and Ladies apparel divisions had negative comparable sales for the quarter of 4.8% and 1.2%, respectively. The Children's division had positive comparable sales of 2.0%. Apparel sales were negatively impacted by cooler weather patterns across our markets.

DSW sales were $192.3 million, a 21.1% increase in the quarter, which includes a net increase of 14 DSW stores and the addition of 153 leased locations.

Filene's Basement sales were $75.7 million, a 2.7% increase in the quarter.

Gross profit increased by $12.8 million to $236.4 million, from $223.6 million, and decreased as a percentage of sales from 39.3% to 39.1%. The decrease is attributable primarily to increased markdowns during the quarter due to cooler spring weather. Gross profit, as a percent to sales by segment in the second quarter, were:

                                                                                               Three months ended
                                                                                ----------------------------------------------
                                                                                     August 2, 2003             August 3, 2002
------------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                   39.2%                     39.7%
DSW                                                                                            41.0%                     40.9%
Filene's Basement                                                                              33.7%                     33.9%
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          39.1%                     39.3%
=============================================================================================================================

Selling, general and administrative expenses ("SG&A") increased $16.6 million, from $219.3 million to $235.9 million, and increased as a percentage of sales from 38.5% to 39.0%. This increase includes $9.3 million attributable to new stores and leased shoe departments in operation at DSW. The increase of SG&A as a percentage of sales is due primarily to additional efforts made in marketing to promote sales and create brand awareness. The prior year SG&A expenses include the $3.3 million debt extinguishment expense reported in the prior year quarter as an extraordinary item. SG&A as a percent of sales by segment in the second quarter were:

                                                                                               Three months ended
                                                                                ----------------------------------------------
                                                                                     August 2, 2003             August 3, 2002
------------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                   42.6%                     40.6%
DSW                                                                                            35.5%                     35.7%
Filene's Basement                                                                              32.2%                     35.1%
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          39.0%                     38.5%
=============================================================================================================================

License fees and other operating income decreased $1.1 million, from $2.4 million to $1.3 million, and decreased as a percentage of sales to 0.2%. The decrease is attributable to a decline

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

in license fees and layaway fees received from leased departments and layaway sales at Value City.

Operating profit decreased to $1.8 million, from $6.7 million and decreased as a percentage of sales from 1.2% to 0.3%.

Net interest expense for the quarter increased $0.2 million to $8.1 million. The increase is due primarily to a 1.4% increase in our weighted average borrowing rate, a result of new term debt entered into June 11, 2002, and the increase of $18.0 million in average borrowings from last year to this year.

The effective tax rate for the three months ended August 2, 2003 is 42.0% versus 38.3% for the three months ended August 3, 2002. During the period, the Company established a valuation allowance for our deferred tax assets of $9.8 million. The tax rate prior to the allowance was 75.5%, and reflects the impact of the non-deductible warrant amortization included for book income but not tax.

SIX MONTHS ENDED AUGUST 2, 2003 COMPARED TO SIX MONTHS ENDED AUGUST 3, 2002

Net sales increased $38.1 million, or 3.3%, from $1,155.0 million to $1,193.1 million. Comparable stores sales for the six-month period were negative for Value City and Filene's Basement and positive for DSW. Comparable store sales by segment were:

                                                                                                Six months ended
                                                                                ---------------------------------------------
                                                                                     August 2, 2003            August 3, 2002
-----------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                   (1.8)%                    (3.6)%
DSW                                                                                             0.4%                     (0.4)%
Filene's Basement                                                                              (3.8)%                     3.0%
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                          (1.5)%                    (2.1)%
=============================================================================================================================

Value City's sales were $679.4 million, a 2.3% decrease in the six-month period. Value City's non-apparel comparable sales increased 2.2% while apparel sales decreased 4.1%. Non-apparel sales were positively impacted by increases in domestics and housewares up 5.7% and 14.6%, respectively. Increases were the result of deals and buyouts in these departments complemented by new business items within these categories. Each of the three apparel divisions: Children's, Men's and Ladies, had negative comparable sales for the six-month period of 3.8%, 5.0% and 3.4%, respectively. Apparel sales were negatively impacted by cooler weather patterns across our markets.

DSW sales were $375.4 million, a 19.2% increase in the six-month period, which includes a net increase of 14 DSW stores and the addition of 153 leased locations. Year-to-date sales and particularly comparative stores sales have been impacted by cooler seasonal weather.

Filene's Basement sales were $138.3 million, a 4.3% decrease in the six-month period.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Gross profit increased by $6.3 million to $453.1 million, from $446.8 million, and decreased as a percentage of sales from 38.7% to 38.0%. The decrease is attributable to increased markdowns during the six-month period as a result of a highly competitive retail environment and the unseasonably cooler early spring/summer season. Gross profit, as a percent of sales by segment in the six-month period, were:

                                                                                                Six months ended
                                                                                ----------------------------------------------
                                                                                     August 2, 2003             August 3, 2002
------------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                   37.9%                     38.8%
DSW                                                                                            39.9%                     40.0%
Filene's Basement                                                                              33.3%                     35.4%
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                          38.0%                     38.7%
=============================================================================================================================

Selling, general and administrative expenses ("SG&A") increased $24.3 million, from $442.6 million to $466.9 million, and increased as a percentage of sales from 38.4% to 39.1%. This increase includes $16.8 million attributable to new stores and leased shoe departments in operation at DSW. The increase in SG&A as a percentage of sales is due in part to additional marketing efforts to promote sales and create brand awareness. The prior year SG&A expenses include the $3.3 million debt extinguishment expense reported in the prior year six-month period as extraordinary item. SG&A as a percent of sales by segment in the six-month period were:

                                                                                                Six months ended
                                                                                ----------------------------------------------
                                                                                     August 2, 2003             August 3, 2002
------------------------------------------------------------------------------------------------------------------------------
Value City Department Stores                                                                   41.7%                     40.1%
DSW                                                                                            36.3%                     35.8%
Filene's Basement                                                                              34.2%                     35.3%
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                          39.1%                     38.3%
=============================================================================================================================

License fees and other operating income decreased $1.8 million, from $4.6 million to $2.8 million, and decreased as a percentage of sales to 0.2%. The decrease is attributable to a decline in license fees and layaway fees received from leased departments and layaway sales in Value City.

Operating (loss) profit decreased to a loss of $11.0 million, from a profit of $8.8 million and decreased as a percentage of sales from a profit of 0.7% to a loss of 0.9%. The decrease is attributable to the margin shortfall and increase in SG&A, primarily advertising in the current year.

Net interest expense for the six-month period increased $3.5 million to $17.7 million. The increase is due primarily to a 2.7% increase in our weighted average borrowing rate, a result of new term debt entered into June 11, 2002, offset by a decrease of $0.8 million in average borrowings from last year to this year.

                       VALUE CITY DEPARTMENT STORES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The effective tax rate for the six months ended August 2, 2003 is 41.4% versus 37.1% for the six months ended August 3, 2002. During the period the Company established a valuation allowance for our deferred tax assets of $9.8 million. Our tax rate prior to the allowance was 75.5%, and reflects the impact of the non-deductible warrant amortization included for book income but not tax.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $270.5 million at August 2, 2003 and $209.0 million at August 3, 2002. Current ratios at those dates were 1.8 and 1.6, respectively. Net cash used in operating activities totaled $54.9 million in year-to-date fiscal 2003 compared to $45.5 million provided by operations in year-to-date fiscal 2002. Net cash used for capital expenditures was $23.5 million for the six-month period ended August 2, 2003 and $20.0 million for the six-month period ended August 3, 2002. During the six-month period ended August 2, 2003, capital expenditures included $7.8 million for new stores, $10.9 million for improvements in existing stores and $4.8 million for Home Office, MIS equipment upgrades and new systems. Proceeds from lease incentives are amortized as a reduction of rent expense over the life of the lease.

On June 11, 2002, we, together with our principal subsidiaries, entered into a $525.0 million refinancing that consists of three separate credit facilities:
(i) a new three-year $350.0 million revolving credit facility (the "Revolving Credit Facility"), (ii) two $50.0 million term loan facilities (the "Term Loans") provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation ("SSC") , and (iii) an amended and restated $75.0 million senior convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the "Convertible Loan").

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. The Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. At August 2, 2003, $133.0 million was available under the Revolving Credit Facility. Direct borrowings aggregated $160.0 million. Additionally, $22.0 million of letters of credit were issued and outstanding.

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

The Term Loans stated rate of interest per annum during the initial two years of the agreement is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. Until June 11, 2004, we may pay all interest by PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

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

$75 Million Senior Convertible Loan

We have amended and restated our $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest may be PIK until June 11, 2004, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into shares of Value City common stock at a conversion price of $4.50. The maturity date is June 10, 2009.

Achievement of expected cash flows from operations and compliance with the covenants of our credit agreements (as discussed in the Notes to Consolidated Financial Statements that are included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for the six-month period ended August 2, 2003 were below plan, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However it did require that the Company reclassify the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to selling, general and administrative expense, in the Company's consolidated financial statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. Management does not expect the initial adoption of this accounting pronouncement will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have no variable interest entities as of August 2, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended August 2, 2003, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS. Not applicable

   Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. Not applicable

   Item 3.  DEFAULTS UPON SENIOR SECURITIES. Not applicable

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

   Item 5.  OTHER INFORMATION. Not applicable

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)        Exhibits.

            Exhibit No.   Document
            -----------   --------

               31.1* Certification of Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2* Certification of Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1* Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2* Certification of Chief Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002.

               *Filed with this report.

     (b)        Reports on Form 8-K.

            A current report on Form 8-K, dated June 9, 2003, was filed with the Securities and Exchange Commission on June 9, 2003 (Items 7 and 12 furnished under Item 9).

            A current report on Form 8-K, dated September 8, 2003, was filed with the Securities and Exchange Commission on September 8, 2003 (Items 7 and 12).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VALUE CITY DEPARTMENT STORES, INC.
                                         (REGISTRANT)


Date: September 15, 2003                 By:  /s/  James A. McGrady
                                              ----------------------------------
                                              James A. McGrady,
                                              Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary of Value City Department
                                              Stores, Inc.