Form 10-Q
period 2003-11-01
RETAIL VENTURES INC
filed 2003-12-12
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 2003

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________


                         Commission file number 1-10767
                                                -------

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                          20-0090238
---------------------------------               --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                No.)


 3241 Westerville Road, Columbus, Ohio                      43224
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (614) 471-4722
              ---------------------------------------------------
               Registrant's telephone number, including area code


                       VALUE CITY DEPARTMENT STORES, INC.
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

The number of shares outstanding of Common Stock, without par value, as of December 5, 2003 was 33,975,056.

                              RETAIL VENTURES, INC.
                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at November 1, 2003
                and February 1, 2003.........................................  3

            Condensed Consolidated Statements of Operations for the
                three and nine months ended November 1, 2003
                and November 2, 2002.........................................  4

            Condensed Consolidated Statements of Cash Flows
                for the nine months ended November 1, 2003
                and November 2, 2002.........................................  5

            Notes to Consolidated Financial Statements.......................  6

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 14

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 25

   Item 4.  Controls and Procedures.......................................... 26

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 27

   Item 2.  Changes in Securities and Use of Proceeds........................ 27

   Item 3.  Defaults Upon Senior Securities.................................. 27

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 27

   Item 5.  Other Information................................................ 27

   Item 6.  Exhibits and Reports on Form 8-K................................. 28

Signature.................................................................... 29

                              RETAIL VENTURES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (unaudited)


                                                           November 1,         February 1,
                                                                  2003                2003
------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                            $8,529             $11,059
Accounts receivable, net                                         8,163              10,666
Receivables from affiliates                                      1,012                 933
Inventories                                                    547,718             389,825
Prepaid expenses and other assets                               22,337              19,354
Deferred income taxes                                           57,349              51,317
------------------------------------------------------------------------------------------
Total current assets                                           645,108             483,154
------------------------------------------------------------------------------------------

Property and equipment, net                                    241,042             233,452

Goodwill                                                        37,619              37,619
Tradenames and other intangibles, net                           44,627              47,583
Other assets                                                    29,521              29,991
------------------------------------------------------------------------------------------
                                                              $997,917            $831,799
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                              $231,683            $160,809
Accounts payable to affiliates                                   1,661               4,228
Accrued expenses                                               125,631             135,918
Current maturities of long-term obligations                        799                 809
------------------------------------------------------------------------------------------
Total current liabilities                                      359,774             301,764
------------------------------------------------------------------------------------------

Long-term obligations, net of current maturities:
  Non-affiliated                                               209,873              94,473
  Affiliated                                                   171,710             170,191
Other noncurrent liabilities                                    50,482              44,207

Commitments and contingencies                                       --                  --

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 33,976,707 and
  33,913,374 shares, respectively                              143,183             143,183
Warrants                                                         6,074               6,074
Retained earnings                                               62,847              78,767
Deferred compensation expense, net                                (767)               (981)
Treasury shares, at cost, 7,651 shares                             (59)                (59)
Accumulated other comprehensive loss                            (5,200)             (5,820)
------------------------------------------------------------------------------------------
                                                               206,078             221,164
------------------------------------------------------------------------------------------
                                                              $997,917            $831,799
==========================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                  Three months ended                  Nine months ended
                                              --------------------------         ---------------------------
                                              November 1,    November 2,         November 1,     November 2,
                                                    2003            2002                2003            2002
------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
   licensed departments                        $ 680,639       $ 616,990         $ 1,873,765     $ 1,771,964
Cost of sales                                   (419,251)       (383,921)         (1,159,291)     (1,092,109)
------------------------------------------------------------------------------------------------------------
Gross profit                                     261,388         233,069             714,474         679,855

Selling, general and
   administrative expenses                      (250,575)       (231,241)           (717,491)       (673,855)
License fees and other
   operating income                                1,454           1,257               4,246           5,850
------------------------------------------------------------------------------------------------------------
Operating profit                                  12,267           3,085               1,229          11,850

Interest expense, net
   Non affiliated                                 (1,265)         (3,331)             (9,944)        (12,082)
   Affiliated                                     (7,331)         (5,434)            (16,304)        (10,884)
------------------------------------------------------------------------------------------------------------
Income (loss) before (provision)
   benefit for income taxes
   and cumulative  effect of
   accounting change                               3,671          (5,680)            (25,019)        (11,116)
(Provision) benefit for income taxes              (2,770)          2,184               9,099           4,199
------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
   effect of accounting change                       901          (3,496)            (15,920)         (6,917)
------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting
   change, net of income taxes                        --              --                  --          (2,080)
------------------------------------------------------------------------------------------------------------
Net income (loss)                              $     901       $  (3,496)        $   (15,920)    $    (8,997)
============================================================================================================

Shares used in per share calculations:
   Basic                                          33,783          33,677              33,738          33,652
   Diluted                                        34,173          33,677              33,738          33,652

Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect
   of accounting change                        $    0.03       $   (0.10)        $     (0.47)    $     (0.21)
Cumulative effect of accounting
   change, net of income taxes                        --              --                  --           (0.06)
------------------------------------------------------------------------------------------------------------
Basic and diluted earnings
   (loss) per share                            $    0.03       $   (0.10)        $     (0.47)    $     (0.27)
============================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Nine months ended
                                                                -----------------------------
                                                                November 1,       November 2,
                                                                       2003              2002
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                          $ (15,920)         $ (8,997)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
Cumulative effect of accounting change                                   --             2,080
Amortization of discount on debt                                      1,519               125
Amortization of deferred compensation                                   214               429
Depreciation and amortization                                        41,657            44,183
Deferred income taxes and other noncurrent liabilities               (5,303)            1,690
Loss on disposal of asset                                               252             1,372
Change in working capital, assets and liabilities:
     Receivables                                                      2,424           (11,401)
     Inventories                                                   (157,893)          (91,101)
     Prepaid expenses and other assets                                   11            (3,782)
     Accounts payable                                                68,307            74,977
     Accrued expenses                                               (15,585)            4,357
---------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 (80,317)           13,932
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                (43,517)          (30,042)
Proceeds from sale of assets                                             41                45
Proceeds from lease incentives                                        5,873             6,436
---------------------------------------------------------------------------------------------
Net cash used in investing activities                               (37,603)          (23,561)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of affiliated debt                                --           100,000
Debt issuance costs                                                      --           (13,205)
Principal payments under long term obligations                           --           (20,000)
Capital leases and other debt payments                                 (610)             (455)
Net increase (decrease) in revolving credit facility                116,000           (62,000)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                           115,390             4,340
---------------------------------------------------------------------------------------------

Net decrease in cash and equivalents                                 (2,530)           (5,289)
Cash and equivalents, beginning of period                            11,059            35,915
---------------------------------------------------------------------------------------------
Cash and equivalents, end of period                               $   8,529          $ 30,626
=============================================================================================



The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Retail Ventures, Inc. and its wholly owned subsidiaries. These entities are herein referred to collectively as the Company. The Company is managed in three operating segments: Value City Department Stores ("Value City"), DSW Shoe Warehouse ("DSW"), and Filene's Basement.

     On October 8, 2003, the Company adopted a holding company form of organizational structure whereby Retail Ventures, Inc. became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City became a wholly owned subsidiary of Retail Ventures, Inc.

     In connection with the restructuring, holders of common stock of Value City became holders of an identical number of shares of common stock of Retail Ventures, Inc. The restructuring was effected by a merger which was previously approved by the Company's shareholders. Effective October 8, 2003, shares of the Company's common stock trade under the ticker symbol "RVI" on the New York Stock Exchange.

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

     DSW. The Company also operates a chain of 137 DSW stores located throughout the United States. Our DSW stores are a chain of upscale shoe stores offering a wide selection of dress and casual footwear below traditional retail prices. These stores average 25,000 square feet with up to 45,000 pairs of women's and men's designer brand shoes and athletic footwear per store. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates the license shoe departments in principally all Value City and Filene's Basement stores. Results of operations of licensed shoe departments are included with the Value City and Filene's Basement segments. In July 2002, Shonac Corporation entered into a Supply Agreement with Stein Mart to supply merchandise to some of Stein Mart's shoe departments. The Stein Mart Supply Agreement operations are included with the DSW segment and represent the leased operations of the segment.

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     FILENE'S BASEMENT. The Company operates 21 Filene's Basement stores located principally in the Northeast United States. Our Filene's Basement stores average 40,000 square feet and specialize in top tier brand name merchandise of men's and women's apparel, jewelry, shoes, accessories and home goods.

     The accompanying financial statements reflect all adjustments consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations for the periods presented. To facilitate comparisons with the current year, certain previously reported balances have been reclassified to conform to the current period presentation.

2.   SHAREHOLDERS' EQUITY

                                                               Nine months ended
                                                                November 1, 2003
                                                                 (in thousands)
     ---------------------------------------------------------------------------

     Total shareholders' equity, beginning of period                    $221,164
     Net loss                                                            (15,920)
     Amortization of deferred compensation expense                           214
     Net unrealized gain on derivative financial
        instruments, net of income tax provision of $413                     620
     ---------------------------------------------------------------------------
     Total shareholders' equity, end of period                          $206,078
     ---------------------------------------------------------------------------

     In 2002, the Company issued warrants ("Warrants") with a fair value of $6.1 million to purchase 2,954,792 shares of common stock at an exercise price of $4.50 per share to the Term Loan C Lenders. The number of shares issuable upon the exercise of the Warrants and the per share exercise price are subject to adjustment upon the occurrence of specified events. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The value placed on the Warrants using the Black-Scholes model was $6.1 million and the related debt discount is amortized into interest expense over the life of the debt.

     $75 Million Senior Convertible Loan

     The Company amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At the Company's option, interest may be paid-in-kind (PIK) from the closing date until June 11, 2004, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a monthly basis and is payable in cash at the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Company's Revolving Credit Agreement and Term

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Loans. The Convertible Loan is not subject to prepayment until June 11, 2007. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it. The Convertible Loan is convertible at the option of the holders into shares of Retail Ventures, Inc. common stock at a conversion price of $4.50. The maturity date is June 10, 2009.

3.   EARNINGS PER SHARE

     Basic earnings per share are based on the net loss and a simple weighted average of common shares outstanding.

     Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options and warrants, calculated using the treasury stock method and convertible debt, calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net income (loss) adjusted to remove the effect of interest, adjusted for tax, on the convertible debt.

     The denominator is summarized as follows for the diluted earnings per share calculation (in thousands):

                                                        Three months ended              Nine months ended
                                                      -----------------------        -----------------------
                                                      November 1,  November 2,       November 1,  November 2,
                                                            2003         2002              2003         2002
     -------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding                  33,783       33,677            33,738       33,652
     Assumed exercise of warrants                             --           --                --           --
     Assumed conversion of debt                               --           --                --           --
     Assumed exercise of dilutive stock options              390           --                --           --
     -------------------------------------------------------------------------------------------------------
     Number of shares for computation of
           diluted earnings per share                     34,173       33,677            33,738       33,652
     -------------------------------------------------------------------------------------------------------

     The stock options are dilutive for the three months ended November 1, 2003. Stock options are anti-dilutive for the three months ended November 2, 2002 and the nine months ended November 1, 2003 and November 2, 2002. Warrants and convertible debt are anti-dilutive for all periods presented.

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.   VALUATION ACCOUNT

     Reserves established and used for severance costs are as follows (in thousands):

                                                   Nine months             Year
                                                     ended                ended
                                                ----------------      ----------------
                                                November 1, 2003      February 1, 2003
     ---------------------------------------------------------------------------------
     Balance at beginning of period                       $3,996               $ 5,357
     Provisions to establish reserves                         --                 5,950
     Reductions for intended purposes                     (3,996)               (7,311)
     ---------------------------------------------------------------------------------
     Balance at end of period                                 --               $ 3,996
     ---------------------------------------------------------------------------------

     Of the total provision for fiscal 2002, the work force reductions represented $4.3 million of the severance charge. It related to 232 employees in the areas of corporate office and Value City operations.

5.   ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However it did require that the Company reclassify the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to selling, general and administrative expense, in the Company's consolidated financial statement of operations for the nine months ended November 2, 2002.

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

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities as of November 1, 2003.

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

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Comprehensive loss represents net loss plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive loss, net of tax are as follows (in thousands):

                                                 Three months ended                Nine months ended
                                              -------------------------        --------------------------
                                              November 1,   November 2,        November 1,    November 2,
                                                     2003          2002               2003           2002
     ----------------------------------------------------------------------------------------------------
     Net income (loss)                               $901       $(3,496)          $(15,920)       $(8,997)
     Net unrealized gain on
        derivative financial instruments
        net of income tax                              --           528                620          1,360
     Minimum pension liability, net of
        income tax                                     --          (183)                --           (183)
     ----------------------------------------------------------------------------------------------------
     Other comprehensive income (loss)               $901       $(3,151)          $(15,300)       $(7,820)
     ----------------------------------------------------------------------------------------------------

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The components of the balance sheet caption accumulated other comprehensive loss are as follows (in thousands):

                                                         November 1, 2003    February 1, 2003
     -----------------------------------------------------------------------------------------
     Net unrealized loss on derivative
        financial instruments, net of income tax              $        --             $  (620)
     Minimum pension liability, net of income tax                  (5,200)             (5,200)
     -----------------------------------------------------------------------------------------
     Accumulated other comprehensive loss                     $    (5,200)            $(5,820)
     -----------------------------------------------------------------------------------------

     The Company's interest rate swap expired during the quarter ended May 3, 2003, and was not renewed.

7.   STOCK BASED COMPENSATION

     The Company has various stock-based employee compensations plans. The Company accounts for those plans in accordance with APB No. 25 "Accounting For Stock Issued to Employees," and related Interpretations. No stock based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings (loss) per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation" (in thousands):

                                                     Three months ended            Nine months ended
                                                  -------------------------     ------------------------
                                                  November 1,   November 2,     November 1,    November 2,
                                                        2003          2002            2003           2002
     ----------------------------------------------------------------------------------------------------
     Net income (loss), as reported                  $   901       $(3,496)       $(15,920)      $ (8,997)
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                         (1,065)       (1,250)         (3,374)        (3,700)
     ----------------------------------------------------------------------------------------------------
     Pro forma net loss                              $  (164)      $(4,746)       $(19,294)      $(12,697)
     ----------------------------------------------------------------------------------------------------

     Profit (loss) per share:
         Basic and diluted as reported               $  0.03       $ (0.10)       $  (0.47)      $  (0.21)
         Basic and diluted pro forma                 $  0.00       $ (0.14)       $  (0.57)      $  (0.38)


8.   TAX VALUATION

     The Company establishes valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. For the nine months ended November 1, 2003, an allowance of $9.8 million has been provided. On February 1, 2003, and for the previous fiscal year, no allowance was recorded.

                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The tax rate prior to the allowance was 75.5%, and reflects the impact of the non-deductible warrant amortization included for book income but not tax.

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

                                                   Nine months ended
                                             ----------------------------
                                             November 1,      November 2,
                                                    2003             2002
     --------------------------------------------------------------------

     Cash paid during the period for:

         Interest
             Non-affiliated                      $11,702           12,466
             Affiliated                           16,262           14,573

         Income taxes                              1,677            2,826

     Issue of warrants                           $    --          $ 6,074


     In fiscal 2002, the Company issued warrants with a fair market value of $6.1 million using the Black-Scholes model to the Term Loan C Lenders to purchase 2,954,792 shares of common stock at the initial exercise price of $4.50 per share, subject to adjustment. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

10.  SEGMENT REPORTING

     The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit, which is defined as income before interest expense and income taxes.

     Three-month period ended November 1, 2003 (in thousands):

                                                                       Filene's
                                          Value City       DSW         Basement       Total
                                          ----------     --------      --------     --------

     Net sales                              $375,393     $215,757       $89,489     $680,639
     Operating profit (loss)                   5,507        9,137        (2,377)      12,267
     Capital expenditures                      7,816        8,582         3,615       20,013
     Depreciation and amortization             6,557        5,601         1,706       13,864


                              RETAIL VENTURES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Three-month period ended November 2, 2002 (in thousands):

                                                                                   Filene's
                                                      Value City       DSW         Basement         Total
                                                      ----------     --------      --------       --------

     Net sales                                          $367,010     $170,193       $79,787       $616,990
     Operating (loss) profit                              (2,122)       3,147         2,060          3,085
     Capital expenditures                                  2,716        6,771           566         10,053
     Depreciation and amortization                        11,311          723         1,681         13,715


     Nine-month period ended November 1, 2003 (in thousands):

                                                                                   Filene's
                                                      Value City       DSW         Basement        Total
                                                      ----------     --------      --------     ----------

     Net sales                                        $1,054,809     $591,146      $227,810     $1,873,765
     Operating (loss) profit                             (18,445)      22,669        (2,995)         1,229
     Identifiable assets                                 593,911      259,453       144,553        997,917
     Capital expenditures                                 21,294       16,798         5,425         43,517
     Depreciation and amortization                        24,824       11,975         4,858         41,657


     Nine-month period ended November 2, 2002 (in thousands):

                                                                                   Filene's
                                                      Value City       DSW         Basement        Total
                                                      ----------     --------      --------     ----------

     Net sales                                        $1,062,691     $485,002      $224,271     $1,771,964
     Operating (loss) profit                              (7,875)      16,461         3,264         11,850
     Identifiable assets                                 581,754      277,927       117,170        976,851
     Capital expenditures                                 10,749       17,408         1,885         30,042
     Depreciation and amortization                        33,940        4,522         5,721         44,183


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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          Reserves to value inventory at the lower of cost or market were $36.7 million on November 1, 2003 and $32.5 million at the end of fiscal 2002.

          Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer's value perception or perceived value known as markdowns and estimates of losses between physical inventory counts or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

     - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, excluding goodwill, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset. If impairment is indicated, we reduce the carrying value by the excess of the recorded value over the fair value. Goodwill is tested on an annual basis using a fair value based approach.

          For the nine months ended November 1, 2003, we recorded no impairments related to long-lived assets. During fiscal 2002, we implemented SFAS 142 which required that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes, that was recorded effective for the quarter ended May 4, 2002.

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

     - Pension. The obligations and related assets of defined benefit retirement plans are included in the Condensed Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


          include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At November 1, 2003, the actual assumption of our plans has remained unchanged from our Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission. To the extent actual results vary from assumptions, earnings would be impacted.

     - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed in one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability was $3.4 million as of November 1, 2003 and $2.2 million as of February 1, 2003. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

     - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting net income (loss) determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. We establish valuation allowances for our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. For the nine months ended November 1, 2003, an allowance of $9.8 million has been provided. On February 1, 2003, and for the previous fiscal year, no allowance was recorded. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgments had been made, our tax expense, assets and liabilities could be different.

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                   Three months ended                 Nine months ended
                                               ---------------------------       ---------------------------
                                               November 1,     November 2,       November 1,     November 2,
                                                      2003            2002              2003            2002
------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
     licensed departments                            100.0%          100.0%            100.0%        100.0%
Cost of sales                                        (61.6)          (62.2)            (61.9)        (61.6)
------------------------------------------------------------------------------------------------------------
Gross profit                                          38.4            37.8              38.1          38.4
Selling, general and administrative
     expenses                                        (36.8)          (37.5)            (38.3)        (38.0)
License fees and other
     operating income                                  0.2             0.2               0.3           0.3
------------------------------------------------------------------------------------------------------------
Operating profit                                       1.8             0.5               0.1           0.7

Interest expense, net                                 (1.3)           (1.4)             (1.4)         (1.3)
------------------------------------------------------------------------------------------------------------
Income (loss) before (provision) benefit
     for income taxes and cumulative effect
     of accounting change                              0.5            (0.9)             (1.3)         (0.6)
(Provision) benefit for income taxes                  (0.4)            0.3               0.5           0.2
------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
     accounting change                                 0.1            (0.6)             (0.8)         (0.4)
------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting
     change, net of income taxes                        --              --                --          (0.1)
------------------------------------------------------------------------------------------------------------
Net income (loss)                                      0.1%           (0.6)%            (0.8)%        (0.5)%
------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED NOVEMBER 1, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 2002

Net sales increased $63.6 million, or 10.3%, from $617.0 million to $680.6 million. Comparable stores sales for the quarter were positive for each segment. Comparable store sales by segment were:

                                                  Three months ended
                                        --------------------------------------
                                        November 1, 2003     November 2, 2002
------------------------------------------------------------------------------
Value City                                           2.3%               (7.2)%
DSW                                                 11.7%                1.8%
Filene's Basement                                    8.5%                0.0%
------------------------------------------------------------------------------
Total                                                5.4%               (4.6)%
------------------------------------------------------------------------------

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Value City's sales were $375.4 million, an increase of $8.4 million from the prior year quarter. Apparel sales improved 1.4% in the quarter. The apparel divisions categories of ladies', men's and children's represent 60.4% of total retail sales in the quarter and had comparative sales of 0.9%, -1.3% and 6.7%, respectively. Non-apparel sales improved 5.1% in the quarter primarily as a result of the strong sales performance in the domestics and housewares categories. which increased 7.2% and 13.3%, respectively.

DSW sales were $215.8 million, a 26.8% increase in the quarter, which includes a net increase of 13 DSW stores and the addition of 98 leased locations. DSW's leased department operations represented 6.9% of the total DSW sales in the quarter, up from 1.0% in the prior year quarter.

Filene's Basement sales were $89.5 million, a 12.2% increase in the quarter. Sales increases in the segment were primarily the result of a broader assortment of brand name merchandise available in the period.

Gross profit increased by $28.3 million to $261.4 million, from $233.1 million, and increased as a percentage of sales from 37.8% to 38.4%. The Value City segment gross profit remained relatively unchanged as compared to the prior year quarter. The DSW segment increase is a result of improved initial markups on merchandise purchased during the quarter. Filene's Basement segment gross profit improved as markdowns as a percent of sales decreased in the current year quarter. Gross profit, as a percent to sales by segments in the third quarter, was:

                                                    Three months ended
                                           -------------------------------------
                                           November 1, 2003     November 2, 2002
--------------------------------------------------------------------------------
Value City                                            38.0%                37.9%
DSW                                                   40.8%                39.7%
Filene's Basement                                     34.2%                33.0%
--------------------------------------------------------------------------------
Total                                                 38.4%                37.8%
--------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $19.4 million, from $231.2 million to $250.6 million, and decreased as a percentage of sales from 37.5% to 36.8%. This increase includes $8.6 million attributable to 14 new stores and 98 new leased shoe departments in operation in the DSW segment. SG&A, as a percent of sales by segment in the third quarter, was:

                                                     Three months ended
                                            ------------------------------------
                                            November 1, 2003    November 2, 2002
--------------------------------------------------------------------------------
Value City                                             36.8%               38.8%
DSW                                                    36.7%               37.9%
Filene's Basement                                      37.2%               30.8%
--------------------------------------------------------------------------------
Total                                                  36.8%               37.5%
--------------------------------------------------------------------------------

License fees and other operating income increased $0.2 million, from $1.3 million to $1.5 million, and remained as a percentage of sales at 0.2%. License fees and layaway fees represent

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


income received from leased departments in Value City and Filene's Basement operations and layaway sales at Value City.

Operating profit increased to $12.3 million, from $3.1 million, and increased as a percentage of sales from 0.5% to 1.8%.

Net interest expense for the quarter decreased $0.2 million to $8.6 million. The decrease is due primarily to a 1.2% decrease in our weighted average borrowing rate partially offset by the increase of $46.5 million in average borrowings from last year to this year primarily used in inventories and capital additions.

The effective tax rate for the three months ended November 1, 2003 is 75.5% versus 38.5% for the three months ended November 2, 2002. During the period, the Company did not change the valuation allowance for our deferred tax assets. The tax rate reflects the impact of the non-deductible warrant amortization included for book income but not tax.

NINE MONTHS ENDED NOVEMBER 1, 2003 COMPARED TO NINE MONTHS ENDED NOVEMBER 2,
2002

Net sales increased $101.8 million, or 5.7%, from $1,772.0 million to $1,873.8 million. Comparable stores sales for the nine-month period were negative for Value City segment and positive for the DSW and Filene's Basement segments. Comparable store sales by segment were:

                                                       Nine months ended
                                          --------------------------------------
                                          November 1, 2003     November 2, 2002
--------------------------------------------------------------------------------
Value City                                            (0.4)%              (4.9)%
DSW                                                    4.2%                0.3%
Filene's Basement                                      0.6%                1.9%
-------------------------------------------------------------------------------
Total                                                  0.9%               (3.0)%
--------------------------------------------------------------------------------

Value City's sales were $1,054.8 million, a decrease of 0.7% in the period. Apparel sales decreased 2.2% in the nine month period. The apparel divisions categories of ladies', men's and children's represent 58.3% of total retail sales in the year to date period, and had comparative sales of -2.0%, -3.7% and 0.5%, respectively. Non-apparel sales improved 3.1% in the period primarily as a result of the strong sales performance in the domestics and housewares categories, which increased 6.2% and 14.2%, respectively.

DSW sales were $591.1 million, a 21.9% increase in the nine-month period, which includes a net increase of 13 DSW stores and the addition of 98 leased locations. The leased department operations included in the segment account for 6.7% of the total segment sales in the nine-month period up from 0.4% in the prior nine-month period.

Filene's Basement sales were $227.8 million, a 1.6% increase in the nine-month period. This improvement reflects the repositioning of our merchandising plan to improve brand mix and merchandise presentation.

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Gross profit increased by $34.6 million to $714.5 million, from $679.9 million, and decreased as a percentage of sales from 38.4% to 38.1%. All segments were negatively impacted by the highly competitive retail environment and the unseasonably cooler early spring/summer season. The Value City segment gross profit decrease is attributable to the lower initial markups on merchandise purchased during the nine-month period and higher markdowns. The DSW segment increase is a result of improved initial markups on merchandise purchased during the first nine months of the fiscal year. Filene's Basement segment gross profit was negatively impacted by markdowns required to sell transitional merchandise and a planned lowering of the initial markup. Gross profit, as a percent of sales by segment in the nine-month period, was:

                                                       Nine months ended
                                             ------------------------------------
                                             November 1, 2003    November 2, 2002
---------------------------------------------------------------------------------
Value City                                               37.9%              38.5%
DSW                                                      40.2%              39.9%
Filene's Basement                                        33.7%              34.5%
---------------------------------------------------------------------------------
Total                                                    38.1%              38.4%
---------------------------------------------------------------------------------

Selling, general and administrative expenses ("SG&A") increased $43.6 million, from $673.9 million to $717.5 million, and increased as a percentage of sales from 38.0% to 38.3%. This increase includes $28.9 million attributable to 14 new stores and 98 new leased shoe departments in operation in the DSW segment. The increase in SG&A as a percentage of sales is due in part to additional marketing efforts to promote sales and create brand awareness particularly in the Value City and DSW segments particularly through the use of electronic media. The prior year SG&A expenses include the $3.3 million debt extinguishment expense reported in the prior year nine-month period as extraordinary item. SG&A as a percent of sales by segment in the nine-month period were:

                                                       Nine months ended
                                              -----------------------------------
                                              November 1, 2003   November 2, 2002
---------------------------------------------------------------------------------
Value City                                               39.9%              39.6%
DSW                                                      36.5%              36.5%
Filene's Basement                                        35.4%              33.7%
---------------------------------------------------------------------------------
Total                                                    38.3%              38.0%
---------------------------------------------------------------------------------

License fees and other operating income decreased $1.7 million, from $5.9 million to $4.2 million, and remained as a percentage of sales at 0.3%.

Operating profit decreased $10.6 million to a profit of $1.2 million, from a profit of $11.8 million, and decreased as a percentage of sales from 0.7% to 0.1%. The decrease is attributable to sales and margin shortfalls and increased SG&A as a percent to sales during the nine-month period.

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Net interest expense for the nine-month period increased $3.3 million to $26.2 million. The increase is due primarily to a 1.5% increase in our weighted average borrowing rate, a result of new term debt entered into June 11, 2002, and an increase of $14.9 million in average borrowings from last year to this year. The increase in average borrowings from last year to this year was used primarily for inventories and capital additions.

The effective tax rate for the nine months ended November 1, 2003 is 36.4% versus 37.8% for the nine months ended November 2, 2002. During the current nine-month period the Company established a valuation allowance for our deferred tax assets of $9.8 million. Our tax rate prior to the allowance was 75.5%, and reflects the impact of the non-deductible warrant amortization included for book income but not tax.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $285.3 million at November 1, 2003 and $247.1 million at November 2, 2002. Current ratios at those dates were 1.79 and 1.67. Net cash used in operating activities totaled $80.3 million in year-to-date fiscal 2003 compared to $13.9 million provided by operations in year-to-date fiscal 2002. The decrease in operating cash flow for the first nine months of fiscal 2003, compared with that for the comparable period in fiscal 2002, resulted primarily from the increased net loss in fiscal 2003, increased inventory levels of $157.9 million in fiscal 2003 and a decrease in accrued expenses of $15.6 million for the fiscal 2003 period. During the period the inventory increase was the result of new DSW stores and increased inventories in the Value City and Filene's Basement segments. These increases in inventories, reductions in accrued expenses and operating shortfalls are funded from operations, payables leverage and borrowings under Revolving Credit Facility. The facility increased $116.0 million in the first nine months of fiscal 2003. The same period of fiscal 2002 had a $91.1 million increase in inventory levels. The increase in inventory is principally a result of the new stores in operation at the DSW segment, the addition of 70 leased shoe departments we supply and a planned increase in average per store inventory levels at the Value City segment. This increase in inventories was funded from operations, payables leverage and borrowings under the Company's Revolving Credit Facility.

Net cash used for capital expenditures was $43.5 million for the nine-month period ended November 1, 2003, and $30.0 million for the nine-month period ended November 2, 2002. During the nine-month period ended November 1, 2003, capital expenditures included $11.0 million for new stores, $20.2 million for improvements in existing stores and $12.3 million for Corporate and MIS equipment and systems upgrades. Proceeds from lease incentives were $5.9 million in year-to-date fiscal 2003 compared to $6.4 million in year-to-date fiscal 2002 and are amortized as a reduction of rent expense over the life of the lease.

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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company is subject to numerous restrictive covenants (other than financial covenants) relating to the management and operation of the Company. The covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. The Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. At November 1, 2003, $122.7 million was available under the Revolving Credit Facility. Direct borrowings aggregated $180.0 million. Additionally, $12.3 million of letters of credit were issued and outstanding.

$100 Million Term Loans

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and have the same rights and privileges as the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the Term Loans. The maturity date is June 11, 2005.

The Term Loans stated rate of interest per annum during the initial two years is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may pay all interest by PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due.

In 2002, we issued 2,954,792 warrants ("Warrants") to purchase shares of common stock, at an exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The value placed on the Warrants, using the Black-Scholes model, was $6.1 million and the related debt discount is amortized into interest expense over the life of the debt. The numbers of shares issuable upon the occurrence of any of the following:

The issuance of additional shares of common stock without consideration or for a consideration per share less than the Warrant exercise price, declaration of any dividend, the combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the issuance or sale of additional shares at a price per share less than the current market price but

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


greater than the Warrant exercise price, the issuance of convertible securities which are convertible into shares our common stock, or the exchange of shares in a merger or other business combination.

$75 Million Senior Convertible Loan

We have amended and restated our $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest may be PIK until June 11, 2004, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a monthly basis and is payable in cash at the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into shares of Retail Ventures, Inc. common stock at a conversion price of $4.50. The maturity date is June 10, 2009.

Achievement of expected cash flows from operations and compliance with the covenants of our credit agreements (as discussed in the Notes to Consolidated Financial Statements that are included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for the nine-month period ended November 1, 2003 were below plan, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.


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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have no variable interest entities as of November 1, 2003.

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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


A hypothetical 100 basis point increase in interest rates, net of taxes, would have an approximate $0.6 million impact to the financial position, liquidity and results of operations for the nine months ended November 1, 2003.

Our interest rate swap expired during the quarter ended May 3, 2003, and was not renewed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended November 1, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS. Not applicable

     Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

               On October 8, 2003, the Company adopted a holding company form of organizational structure whereby Retail Ventures, Inc. became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City became a wholly owned subsidiary of Retail Ventures.

               In connection with the restructuring, holders of common stock of Value City became holders of an identical number of shares of common stock of Retail Ventures. The restructuring was effected by a merger which was previously approved by the Company's shareholders. Effective October 8, 2003, shares of the Company's common stock trade under the ticker symbol "RVI" on the New York Stock Exchange.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES. Not applicable

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Company held its 2003 Annual Meeting of Shareholders on September 10, 2003. Holders of 32,314,895 Common Shares of the Company were present representing 96% of the Company's 33,649,269 Common Shares issued and outstanding and entitled to vote at the meeting.

        (b) The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

               Name                          Votes For            Votes Withheld
               ---------------------         ---------            --------------
               Henry L. Aaron                32,201,778               113,117
               Ari Deshe                     32,200,524               114,371
               Jon P. Diamond                32,200,674               114,221
               Elizabeth M. Eveillard        31,874,023               440,872
               Jay L. Schottenstein          30,870,248             1,444,647
               Harvey L. Sonnenberg          31,874,124               440,771
               James L. Weisman              32,211,818               103,077

     Item 5.   OTHER INFORMATION. Not applicable

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)         Exhibits.

                  Exhibit No.                 Document
                  -----------                 --------

                     31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

                     31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

                     32.1* Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2* Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

                     * Filed with this report.

         (b)         Reports on Form 8-K.

                  A current report on Form 8-K, dated October 8, 2003, was filed with the Securities and Exchange Commission on October 8, 2003 (Item 5).

                  A current report on Form 8-K, dated December 8, 2003, was filed with the Securities and Exchange Commission on December 8, 2003 (Item 12).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RETAIL VENTURES, INC.
                                          (Registrant)
                                          ------------


Date: December 12 , 2003                  By: /s/  James A. McGrady
                                              ----------------------------------
                                              James A. McGrady,
                                              Executive Vice President, Chief
                                              Financial Officer, Treasurer and
                                              Secretary of Retail Ventures, Inc.