Form 10-K
period 2004-01-31
RETAIL VENTURES INC
filed 2004-04-29
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-10767

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                     20-0090238
----------------------------------          ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

 3241 Westerville Road, Columbus, Ohio                      43224
----------------------------------------                  ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ___ NO X

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of August 2, 2003, was $26,450,655.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 33,993,156 Common Shares were outstanding at April 5, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004 are incorporated by reference into Parts II and III.

                                TABLE OF CONTENTS

ITEM NO.                                                                                                   PAGE
--------                                                                                                   ----
PART I

1.    Business..........................................................................................     3
2.    Properties........................................................................................    13
3.    Legal Proceedings.................................................................................    14
4.    Submission of Matters to a Vote of Security Holders...............................................    14

PART II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters.........................    15
6.    Selected Financial Data...........................................................................    16
7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................................    17
7A.   Quantitative and Qualitative Disclosures about Market Risk .......................................    26
8.    Financial Statements and Supplementary Data.......................................................    26
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................................................    26
9A.   Controls and Procedures ..........................................................................    26

PART III

10.   Directors and Executive Officers of the Registrant................................................    27
11.   Executive Compensation............................................................................    28
12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
         Matters........................................................................................    28
13.   Certain Relationships and Related Transactions....................................................    28
14.   Principal Accountant Fees and Services............................................................    28

PART IV

15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K....................................    29
Signatures..............................................................................................    30

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report............................................................................   F-1
Consolidated Balance Sheets.............................................................................   F-2
Consolidated Statements of Operations...................................................................   F-3
Consolidated Statements of Shareholders' Equity.........................................................   F-4
Consolidated Statements of Cash Flows...................................................................   F-5
Notes to Consolidated Financial Statements..............................................................   F-6

SCHEDULES

II - Valuation and Qualifying Accounts..................................................................   S-1
Index to Exhibits.......................................................................................   E-1

                                     PART I

         As used in this Annual Report on Form 10-K and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Retail Ventures, Inc. and its wholly owned subsidiaries, including but not limited to, Value City Department Stores, Inc. ("Value City"), DSW Shoe Warehouse, Inc.("DSW") and Filene's Basement, Inc.("Filene's Basement").

FORWARD-LOOKING INFORMATION

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates" and similar expressions. In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVAILABLE INFORMATION

         We maintain an Internet website at www.valuecity.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company's website in this Annual Report on Form 10-K). We file our reports with the Securities and Exchange Commission (the "SEC") and make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1. BUSINESS.

         On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, Inc., an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures, Inc.

         In connection with the reorganization, holders of common shares of Value City became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was affected by a merger which was previously approved by the Company's shareholders. Since October 8, 2003, the Company's common shares have been listed for trading under the ticker symbol "RVI" on the New York Stock Exchange.

GENERAL

         We are managed in three operating segments: Value City Department Stores ("Value City"), DSW Shoe Warehouse, Inc. ("DSW") and Filene's Basement, Inc. ("Filene's Basement").

         VALUE CITY. We operate a chain of 116 off-price department stores located in the Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

         DSW. We also operate a chain of 142 DSW stores located throughout the United States. The DSW stores are upscale shoe stores offering a wide selection of branded dress and casual footwear below traditional retail prices. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates licensed shoe departments in most Value City and Filene's Basement stores. Results of operations of the licensed shoe departments are included with the Value City and Filene's Basement segments. In July 2002, Shonac Corporation entered into a Supply Agreement with Stein Mart, Inc. ("Stein Mart") to supply merchandise to some of Stein Mart's shoe departments. Results of the supply agreement are included with the DSW segment and represent substantially all of the leased operations of the segment.

         FILENE'S BASEMENT. Finally, we operate 21 Filene's Basement stores located primarily in major metropolitan areas such as Boston, New York City, Atlanta, Chicago and Washington, D.C. Filene's Basement focuses on providing the top tier brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

         See Note 11 of Notes to Consolidated Financial Statements beginning on page F-21 of this annual report for detailed financial information regarding our three segments.

HISTORY OF OUR BUSINESS

         We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC"). SSC owns approximately 53% of our common shares. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this report beginning on page 28.

         In July 1997, we entered into agreements with Mazel Stores, Inc. ("Mazel") to create VCM, Ltd. ("VCM"), a 50/50 joint venture. Since 1997, VCM has operated the licensed health and beauty care, toy and sporting goods departments in our Value City stores and, beginning in fiscal 2000, began operating the food department. Effective at the close of business February 2, 2002, we purchased Mazel's interest in the partnership.

         In May, 1998, we purchased substantially all of the common shares of Shonac Corporation, an Ohio corporation, from Nacht Management, Inc. and SSC. Subsequently we acquired the remaining shares. Shonac had been the shoe licensee in principally all of the Value City stores since its inception in 1969 and has operated the DSW chain of retail shoe stores since the opening of the first store in 1991.

         We acquired substantially all of the assets and assumed certain liabilities of Filene's Basement Corp., a Massachusetts corporation, and Filene's Basement, Inc., a Delaware corporation, a wholly owned subsidiary of Filene's Basement Corp, in March 2000.

         On October 8, 2003, the Company reorganized its corporate structure into a holding company form of organizational structure whereby Retail Ventures, Inc. became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc, an Ohio corporation, became a wholly owned subsidiary of Retail Ventures, Inc.

         In connection with the reorganization, holders of common shares of Value City became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was affected by a merger which was previously approved by the Company's shareholders. Since October 8, 2003, the Company's common shares have been listed for trading under the ticker symbol "RVI" on the New York Stock Exchange.

VALUE CITY DEPARTMENT STORES

         As an off-price retailer, we take advantage of inventory imbalances along the retail supply chain. These imbalances occur as a result of cancelled orders, excess production, and consumer changes in demand which create opportunities for us. In this role, we offer ourselves as an important alternative to manufacturers as an additional distribution source for their goods. In addition, we believe we have a core of customers that have embraced off-price retailing as an attractive retail concept and we continue to market to those who seek this alternative concept to traditional retail offerings.

         MERCHANDISING

         Selection. Value City is a full-line, off-price retailer carrying men's, women's and children's apparel, housewares, giftware, home furnishings, toys, jewelry, shoes, health, beauty care items and commodities. Off-price retailing, as distinguished from traditional full-price retailing and discount or off-brand merchandising, is characterized by the purchase by the retailer of primarily high quality brand name merchandise, at prices below normal cost to most retailers. We accomplish our merchandise content by taking advantage of imbalances in the inventory supply chain between the manufacturer and other retailers and these retailers and the ultimate consumer. A portion of the cost savings is then passed on to our customers through lower prices. The Value City customer we generally attract with these items and price points are value seekers, budget minded and/or moderate-income. Our Value City stores strive to offer customers one-stop-shopping for the categories of merchandise we carry. The large size of our Value City stores facilitates the offering of a wide range of merchandise categories with broad, deep selections of goods within each category. Value City stores carry over 100,000 different items of merchandise, similar to the items generally found in traditional department, specialty and discount stores. We continually refine the Value City merchandise mix by eliminating less productive departments and introducing new merchandise categories to improve store profitability and meet the changing needs of our customers.

         We believe our customers are attracted to Value City stores by the continuous new offerings and flow of value-priced and fashion right merchandise. At the same time, we purchase continuing lines of merchandise from our vendor contacts to ensure constant availability and allotment of certain basic categories of merchandise as well as current fashion trends.

         Value Pricing. Value City stores offer quality brand name merchandise at prices typically 30% to 70% below initial prices charged by traditional department, discount or specialty stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. We can offer exceptional values because our buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows us to pass on the savings directly to our budget minded and/or moderate-income customers. See "Supplier Relationships and Purchasing" on page 5 of this annual report for more information.

         Well-known designer labels, brand names and original retailer names are prominently displayed throughout our Value City stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases, suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing" on page 5 of this annual report for more information.

         SUPPLIER RELATIONSHIPS AND PURCHASING

         An important factor in our operations has been the relationships we have developed with our various suppliers and our many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. Over the years, our buyers have established excellent relationships with suppliers and have developed a reputation for the ability to purchase entire lots of merchandise. Continuously, we seek to find and negotiate special purchase opportunities. The apparel industry is extremely fragmented in terms of merchandise supply; thus, the dynamics of the markets continue to change, and we attempt to take advantage of the innumerable disconnects in this supply chain such as overproduction, other retailers' cancellations and overruns. As a result of our relationships, reputation and experience, many suppliers offer special purchase opportunities to us prior to attempting to dispose of merchandise through other channels. Manufacturers of brand name merchandise are not reluctant to sell merchandise to Value City for resale at our discounted prices as we provide a stable and known outlet for manufacturing imbalances. By selling their merchandise through our retail stores, we are able to assure these suppliers the merchandise will be sold without disturbing their regular channels of distribution.

         Although we cannot quantify the reduction in prices we pay for special purchases compared to the prices paid by our competitors for similar purchases, we believe that such special purchases are made at prices sufficiently favorable to enable us to offer merchandise to our customers at very competitive price points.

         We purchase merchandise from more than 4,700 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. Except for greeting cards we do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. We employ several purchasing strategies. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers' slight irregulars. From time to time, but less frequently from our historical practice, we purchase all or substantially all of the inventories of financially distressed retailers and make other special purchases. We also have started more aggressively to seek advantageous buying opportunities and sourcing overseas, particularly in non-apparel categories. We make merchandise purchases for these broad purposes: packaway, opportunistic needs and up-front planned requirements. Packaway purchases are used as a method of sourcing closeout merchandise found in the market and warehousing theses goods until the following season. Packaway merchandise lags the normal retail distribution by approximately one selling season and generally has a level of risk above other purchases. We purchase in-season merchandise opportunistically during the selling season when seasonal merchandise presents itself and the cost of the acquisition allows for sufficient retail markup. Up-front planned purchases occur in advance of our season and represent a significant part of some areas of our non-apparel businesses and a lesser part of our apparel business.

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

         ADVERTISING AND PROMOTION

         We have committed substantial resources to advertising. Value City advertises frequently in print, including newspapers, circulars and flyers, and on television and radio. The promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases, a supplier may prohibit the advertising or non-store promotion of its brand name. We utilize advertising agencies to assist us in promoting our Value City brand recognition.

         STORES

         Store Location, Design and Operations. We believe our customers are attracted to our stores principally by the wide assortment of quality items at substantial savings.

         Our Value City stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 116 Value City stores open as of April 5, 2004, 33 are freestanding, 56 are located in shopping centers and 27 are located in enclosed malls. Our Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. Our stores offer customers a convenient, pleasurable shopping experience and a high level of satisfaction.

         All of our Value City stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel, jewelry, and footwear. Value City's associate training programs are designed to assure that every associate maintains the highest level of professionalism and places customer service at the forefront. In all stores, a customer service desk is conveniently located, generally adjacent to the central checkout area. To promote the ease of checkout, we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. We accept all major credit cards and also provide a private label credit card program. Value City offers a layaway program in approximately 60% of its stores that is widely used by our budget and moderate-income customers, and we also maintain a reasonable return policy.

         Our stores are organized into separate geographic regions and districts, each with a territory or district manager. Territory and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, several assistants and full and part-time hourly associates. Each store manager reports directly to one of the territory or district managers, and each of the territory or district managers reports to a Regional Vice President who in turn reports to the Senior Vice President of Store Operations.

         Our store managers are responsible on a day-to-day basis for the overall condition of their stores, customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of their store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

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

         Expansion. No new department stores were added in fiscal 2003, 2002 or 2001 and none are currently planned for fiscal 2004. We continue to explore exceptional real estate opportunities basing any potential future expansions on site qualities, national economic trends and existing store performance.

         DISTRIBUTION

         Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores within days of receipt. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we are capable of devoting warehouse space to out-of-season goods for our Value City stores. Such merchandise is generally warehoused until the most opportune time to begin a season before closeouts are available. Our ability to purchase and quickly distribute our warehouse merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

         We use a regionalized distribution strategy with 6 distribution centers located in Columbus, Ohio. The aggregate area of the distribution facilities is approximately 2,300,000 square feet; however, use of multi-tier processing levels in some of the distribu-tion centers increases the operating capacity by approximately 380,000 square feet. In addition, to expedite the flow of merchandise, we use third party processors as needed.

         Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. Our distribution facilities are designed to allow priority delivery of late season purchases and fast-moving merchandise to our stores to take full advantage of the remaining selling seasons.

         Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads and minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers, with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.

         LICENSE AGREEMENTS

         Value City utilizes Shonac Corporation, the parent company of DSW, to operate the shoe departments in substantially all the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In a few stores, Value City licenses space to third party licensees. Licensees supply their own merchandise and generally supply their own store fixtures. Licensed departments complement the operations of our stores and facilitate the uniformity of the in-store merchandising strategy, including the overall emphasis on value.

         SEGMENT SEASONALITY

         Value City customer traffic increases in the early Spring, back-to-school and Christmas holiday seasons. These seasonal periods are critical to Value City's annual operating targets.

         SERVICE MARKS, TRADEMARKS AND TRADENAMES

         The service mark "Value City" has been registered by SSC in the U.S. Patent and Trademark Office. Our four department stores in Columbus operate under the tradename "Schottenstein's," which has been registered by SSC in the State of Ohio. We are entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual license from SSC. SSC also operates a chain of furniture stores under the name "Value City Furniture." We have also registered in the U.S. Patent and Trademark Office various trademarks used in our marketing program.

DSW

         The mission of our DSW stores is to be the retailer of choice for branded footwear by satisfying customers' expectation for selection, convenience and value. We use the tagline "The Shoes of the Moment. The Deal of a Lifetime." and offer a "Reward Your Style" program to frequent shoppers. In July 2002, Shonac Corporation, the parent of DSW, entered into a Supply Agreement with Stein Mart, Inc. (Stein Mart) to supply merchandise to some of Stein Mart's shoe departments. The Stein Mart operations are included with the DSW segment and represent substantially all of the leased operations of the segment.

         MERCHANDISING

         Selection. DSW stores attract customers because of their wide assortment of top quality name brand dress, casual and athletic footwear for men and women. The product offering is a selection of regularly changing in season and fashion-oriented footwear, handbags and accessories. Our assortments are targeted to maximize regional opportunities.

         Value Pricing. DSW price points are targeted to be up to 50% lower than the regular prices of other specialty retailers and traditional department stores. To enhance our merchandise sourcing strategy, maintain quality, lower costs and shortened delivery cycles we have identified and established relationships with cost-efficient manufacturers and suppliers of quality merchandise.

         The DSW leased operations attract customers by having top quality name brand dress and casual footwear for men and women. The footwear reflects the fashion statements being made within the total store. The DSW leased department price points target up to 40% off the regular price points found at traditional department stores. Our licensed shoe departments also participate in all store wide promotions and sale events.

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

         DSW believes it has good relationships with its vendors. Merchandise is purchased from both domestic and foreign suppliers directly or through agents. Vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others or both. DSW believes that, consistent with the retail footwear industry as a whole, most of its domestic vendors import a large portion of their merchandise from abroad. We have implemented quality control programs under which buyers inspect incoming merchandise for fit, color and material, as well as for overall quality of manufacturing. As the number of DSW locations increase, we believe there will be adequate sources available to acquire and/or produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

         ADVERTISING AND PROMOTION

         Our DSW stores currently use a market campaign, primarily radio and television, focusing on the term "Thrill of the Hunt". This campaign is supplemented by print promotions, as needed, but our media focus is television. In addition, a valuable marketing tool for DSW is the "Reward Your Style" customer loyalty program. Customers are asked to join the program during the checkout procedure. By analyzing the member database, as well as the sales transactions of those members, we are able to direct the advertising to encourage repeat shopping and to reach targeted customers. DSW also sponsors certain LPGA events and athletes.

         STORES

         Store Location, Design and Operations. Our DSW stores average approximately 25,000 square feet, with about 87% of the total area of each store representing selling space. The stores' exteriors feature black and white color schemes and in many cases, windows with striped awnings. The store interiors are well lighted and feature a unique display concept, a simple case presentation which groups the shoes together by style. Interior signage is tasteful and kept to a minimum. The shoe stores are primarily located on a single level, with the cases of shoes forming the aisles in the stores. Customers can see the entire store and merchandise when they enter. Of the 150 DSW stores open as of April 5, 2004, 14 are freestanding, 115 are in shopping centers and 21 are in enclosed malls. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All stores are located in leased facilities.

         All of our DSW stores are designed for self-service shopping. Sales personnel are available to help customers locate merchandise and to assist as needed. We utilize point of sale scanning systems to expedite the checkout process. These systems provide automated checks, credit approval and price lookup. DSW accepts all major credit cards and promotes gift card purchases.

         At DSW, all associates receive training to maximize the customer shopping experience in our self-service environment. Training components consist of customer acknowledgement, neat, clean and orderly store conditions for ease of shopping, efficient checkout process and friendly service. A store management training program is maintained to develop the skills of management personnel and to provide an ongoing talent pool for future store expansion. We prefer to fill store management and field supervisor positions through internal promotions. This supports our Company culture.

         Our stores are organized into two separate geographic regions and several districts. Each region is supported by a Regional Vice President and District Managers who are headquartered in their respective region or district. They spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards.

         The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 15 to 25 full and part-time hourly associates. Each store manager reports directly to one of 28 district managers who in turn report to one of two Regional Vice Presidents who in turn report to the Senior Vice President of Store Operations.

         Our DSW store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Our store managers are an important source of information concerning local market conditions, trends and customer preferences. Each store manager is compensated, in part, based on the performance of his store.

         Expansion. We plan to open 35 new DSW shoe stores during fiscal 2004 in both existing and new markets with an emphasis on locating stores in highly visible sites on high traffic streets in vibrant trade areas. Factors considered in evaluating new store sites include store size, demographics and lease terms. We seek to cluster stores in targeted metropolitan areas to enhance name recognition, share in advertising costs and achieve economies of scale in management, distribution and marketing.

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

         We continually refurbish our stores by updating the merchandise displays and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, we select stores to be remodeled, which generally involves more significant changes to the interior than the exterior of the store. We maintain our own architectural design staff.

         DISTRIBUTION

         Shonac Corporation and DSW's principal offices and distribution center operations are located in a 700,000 square foot facility in Columbus, Ohio. This distribution center facility uses a modern warehouse management system and material handling equipment, including conveyor systems, to separate and collate shipments to our stores. This includes a recently added cross dock conveyor system that enhances the movement of merchandise, through the distribution facility, using vendor advance shipment notifications ("ASNs"). This system will also support the ability of this facility to handle DSW's anticipated growth in 2004. The design of the distribution center facilitates the prompt delivery of priority purchases and fast selling footwear to stores so we can take full advantage of each selling season.

         LEASED DEPARTMENTS AND SUPPLY AGREEMENTS

         Shonac Corporation, the parent company of DSW, operates the shoe departments in most Value City and Filene's Basement stores. The results of operations for the licensed shoe departments are included with Value City and Filene's Basement segments.

         DSW has a supply agreement to merchandise shoe departments in Stein Mart which began in July 2002. The shoe departments in these stores range from 500 to 4,000 square feet. DSW provides the merchandise, fixtures and field supervision in all leased locations. Stein Mart provides the sales associates per the supply agreement. As of April 5, 2004, Shonac was supplying merchandise to 151 Stein Mart stores.

         SEGMENT SEASONALITY

         The shoe business experiences increased sales in both early Spring and Fall seasons in relationship to the change in footwear desired by the DSW customer. These seasonal periods are critical to DSW's annual operating targets.

         SERVICE MARKS, TRADEMARKS AND TRADENAMES

         We have registered in the U.S. Patent and Trademark Office a number of trademarks and service marks, including: DSW; DSW Shoe Warehouse; Coach and Four; Crown Shoes; Reward Your Style; Flites; Jonathan Victor; Kristi G; Lakota Trail; Landmarks; Sandler; Shoes by Kari; and Sylvia Cristie.

FILENE'S BASEMENT

         Filene's Basement strategy focuses on providing the top tier brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods. We believe Filene's Basement, a well-known institution in Boston since 1908, parallels our merchandising philosophy of delivering value-priced merchandise to our customers.

         MERCHANDISING

         Selection. Filene's Basement stores offer branded apparel, home goods and accessories. The branded merchandise represents a focused assortment of fashionable, nationally recognized men's and women's apparel, shoes, accessories and home goods bearing prominent designers' and manufacturers' names. Branded merchandise constitutes most of the product line and is often obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.

         Value Pricing. Filene's Basement stores have changed their purchasing philosophy over the last year from buying in-season closeouts to more upfront purchasing. We believe that upfront purchasing will promote a consistent flow of name brand purchases to our stores. We now place approximately 40% of our purchases up front. We also have become more aggressive in placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. We believe this will ensure a consistent flow of goods into our stores.

         We also accelerated our buying end-of-season merchandise and holding it for the next selling season. This allows us to establish a reliable flow of name brand goods for opening season assortments in February and August.

         SUPPLIER RELATIONSHIPS AND PURCHASING

         Because of the longstanding relationships Filene's Basement has with vendors, it receives quality buying opportunities at competitive prices. These longstanding relationships make Filene's Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives.

         ADVERTISING AND PROMOTION

         Filene's Basement employs a multi-media approach, using print, broadcast and direct mail. Event based marketing and brand awareness have been the main marketing messages. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities. During fiscal 2003, Filene's Basement introduced a gift card program to its stores.

         STORES

         Store Location, Design and Operations. Our Filene's Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men's and women's merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene's Basement believes the Automatic Markdown Plan, found only in the downtown Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Our Filene's Basement downtown Boston store subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene's Basement to extend until 2024. The Boston store generated approximately 19% of Filene's Basement's total sales during fiscal 2003.

         Most of our Filene's Basement stores are located in suburban areas, near large residential neighborhoods, and average approximately 40,000 square feet of selling space per store. The downtown Boston location and stores in New York, Chicago, Atlanta and Washington D.C. are located in urban areas. As of April 5, 2004, Filene's Basement operates 22 branch stores in eight states and the District of Columbia. Generally, the branch store's selling space uses a prototypical "racetrack" aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. The branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

         All of our Filene's Basement stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a "customer-friendly" environment. Filene's Basement accepts all major credit cards, and also provides a private label credit card program. Filene's Basement maintains a reasonable return policy.

         Our Filene's Basement stores' typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Each general manager reports to a Regional Vice President who in turn reports to the Senior Vice President, Director of Stores.

         Filene's Basement store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

         We prefer to fill management positions through promotion of existing associates.

         Expansion. We plan to open 4 new Filene's Basement stores during fiscal 2004. Based upon our experience, we estimate the average cost of opening a new Filene's Basement store is between $4.0 million to $5.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a Filene's Basement store generally take eight to ten weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first full year of operations.

         We continually update our stores by changing the merchandise displays and in-store signage. The annual cost of refurbishing on a per store basis is generally not substantial and is treated as on-going cost of operations. We utilize our own architectural design staff, construction crews and carpentry shop as needed to assist in the refurbishing and remodeling of a store or to build in-store display tables and racks.

         DISTRIBUTION

         Filene's Basement's merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts.

         LICENSE AGREEMENTS

         Filene's Basement licenses cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the fiscal year ended January 31, 2004 were approximately $1.5 million. Filene's Basement also uses Shonac Corporation, the parent company of DSW, to manage the in-store shoe departments on a lease department basis. The inter-company activity is eliminated in our consolidated financial statements.

         Licensees supply their own merchandise and generally supply their own store fixtures. In most instances, licensees utilize our associates to operate their departments. The licensees reimburse us for all costs associated with such associates. Licensed departments are operated under our general supervision and licensees are required to abide by our policies with regard to pricing, quality of merchandise, refunds and store hours. Licensed departments complement the operations of our stores and facilitate the uniformity of the in store merchandising strategy including the overall emphasis on value.

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

         Value City has embarked on major projects to replace its legacy systems with industry leading solutions from various vendors. Value City has implemented sales audit, accounts payable, allocation, merchandise management and retail data warehouse systems for its jewelry business during February 2004 that will enhance inventory productivity and merchandise assortments for our stores. A warehouse management system was also implemented for the jewelry operations during February 2004 and will improve the efficiency of our distribution centers and speed the flow of merchandise to our stores. These types of systems will be implemented in the future to support hardlines and softlines. A new POS software was successfully piloted in one store during the fourth quarter of 2003 and will be implemented in all Value City stores in fiscal 2004. All POS registers will be replaced to improve the customer transaction experience and enhance back office efficiency in fiscal 2004. New wireless hand held scanners and wireless printers were successfully piloted in one store in the fourth quarter of 2003 and will be implemented in fiscal 2004 in conjunction with the POS system for markdown and inventory processing and will be used for reducing lines "queue busting" during very busy shopping periods. Value City systems run on two AS/400's and open systems computers. Filene's Basement shares an AS/400 with Value City.

         DSW has undertaken several major initiatives to build upon the Essentus merchandise management system and Retek warehouse management systems that support the Company. An EDI (electronic data interchange) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, ASNs and invoices with our top vendors. At this time, 70% of DSW's product is processed using the UPC bar code which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASN's were successfully piloted with key vendors in 2003 and will be implemented for 50% of volume during fiscal 2004. This will speed the flow of goods from the vendor to the DSW stores. New, state-of-the-art, completely wireless POS systems have been rolled out to all DSW stores resulting in a faster, easier customer checkout and a more efficient back office operation. A completely wireless store supports fast and easy new store openings. Gift cards are sold at POS starting during the 2003 holiday season. In order to support the continued growth of DSW, merchandise planning and merchandise allocation systems were implemented in June and September 2003, respectively, to improve inventory productivity and store assortments. Business intelligence tools in conjunction with datamarts are used for business analysis and decision support. DSW systems run on UNIX computer systems.

         We automated our corporate environment with a document management system in 2003 for invoice processing to move toward an efficient, paperless environment. In 2003, we implemented financial reporting and analysis and financial planning systems to augment and streamline these processes. We have embarked on a data warehouse project to provide capabilities for customer and advertising analysis as well as to support a new loss prevention system.

         A focus of our information technology program is to leverage our technology infrastructure and systems whenever appropriate to simplify and become more efficient. All segments are now supported by enterprise financial, human resource and e-mail systems.

ASSOCIATES

         The mission of the Human Resource department includes ensuring the Company business plans, organization structure, talent development and bench strength meet the Company's needs for associate effectiveness to improve quality of work product, superior customer service, shareholder value and our profit.

         As of April 5, 2004, we had approximately 18,400 associates of which 9,000 were full-time and the balance were part-time. Approximately 1,400 of these associates in 21 stores are covered by collective bargaining agreements. We believe that, in general, we have satisfactory relations with all of our associates.

         Group hospitalization, surgical, medical, vision, dental, disability and life insurance benefits and a 401(k) plan are provided to full-time non-union associates. We are a co-sponsor with SSC in these plans. We also sponsor an associate stock purchase plan and a stock option plan for salaried associates.

COMPETITION

         The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities - Value City, DSW and Filene's Basement - have different target customers and different strategies, but each focus on the basic equation:
Value = Quality/Price.

         In the discount or off-price retailing segment, we differentiate ourselves through our Value City store format and the breadth of our product offering. Our large stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores enable us to offer a broad range of brands and products.

         In addition, because we purchase much of our inventory opportunistically, we compete for merchandise with other national and regional off-price apparel and discount outlets. Many of our competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than we do.

         Competitive factors important to our customers include fashion, value, merchandise selection, brand name recognition and, to a lesser degree, store location. We compete primarily on the basis of value, merchandise quality and selection. We believe our competitive advantages include: our reputation in the marketplace for being able to purchase entire lots of merchandise; our ability either to quickly distribute or to hold the merchandise for sale at the most opportune time; our full-line merchandise and style offerings; and our broad range of brand names.

         Our fastest growing brand, DSW, provides a varied selection of quality shoes, convenience and value to its customers. The resulting benefits of this unique selling proposition fuels the high satisfaction index customers attribute to their DSW shopping experience. Our customers enjoy a friendly, warm shopping atmosphere with ease of store navigation.

         Like Value City, Filene's Basement provides perceived high value by offering easily recognized brand-name merchandise at surprisingly affordable prices. Its niche, however, is the top-tier of the off-price retailing category and its legendary sales events shape its image as having a special "cachet".

ITEM 2. PROPERTIES.

         Set forth in the following table are the locations of stores we operated as of January 31, 2004:

                                                               Filene's
                           Value City            DSW           Basement            Total
                           ----------            ---           --------            -----
Arizona                          -                 2                -                 2
California                       -                12                -                12
Colorado                         -                 4                -                 4
Connecticut                      -                 2                -                 2
Delaware                         3                 -                -                 3
Florida                          -                 8                -                 8
Georgia                          4                 6                1                11
Illinois                        16                 8                2                26
Indiana                          7                 3                -                10
Kansas                           -                 3                -                 3
Kentucky                         4                 -                -                 4
Maryland                         8                 4                -                12
Massachusetts                    -                 6                8                14
Michigan                         9                 8                -                17
Minnesota                        -                 4                -                 4
Missouri                         7                 2                -                 9
Nevada                           -                 2                -                 2
New Hampshire                    -                 1                -                 1
New Jersey                       7                 6                1                14
New York                         -                12                4                16
North Carolina                   1                 2                -                 3
Ohio                            23                11                1                35
Oklahoma                         -                 1                -                 1
Pennsylvania                    18                 9                1                28
Rhode Island                     -                 1                -                 1
Tennessee                        1                 3                -                 4
Texas                            -                12                -                12
Virginia                         4                 7                -                11
Washington D.C.                  -                 -                3                 3
West Virginia                    4                 -                -                 4
Wisconsin                        -                 3                -                 3
                           ----------            ---           --------            -----

                               116               142               21               279
                           ----------            ---           --------            -----

         We maintain buying offices in Columbus, Ohio; Boston, Massachusetts; New York, New York and Los Angeles, California. We operate 7 warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors and utilize vendor direct shipments where such use is advantageous. Our executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers.

         The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of January 31, 2004, we leased or subleased 36 stores and 6 warehouse facilities and a parcel of land from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

         Our warehouse and distribution facilities for our Value City, DSW and Filene's Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment, will be adequate for our foreseeable future demands.

         We plan to consolidate corporate office functions for our Columbus, Ohio based associates. Occupancy for the new leased corporate office facility is scheduled for late 2004.

ITEM 3. LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         Our common shares are listed for trading under the ticker symbol "RVI" on the New York Stock Exchange. The following table sets forth the high and low sales prices of our Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of April 5, 2004, there were 532 holders of record of our common shares.

                                                               HIGH              LOW
Fiscal 2002:
   First Quarter                                              $4.62             $3.04
   Second Quarter                                              4.40              2.20
   Third Quarter                                               2.68              1.55
   Fourth Quarter                                              3.73              1.50

Fiscal 2003:
   First Quarter                                              $2.26             $1.48
   Second Quarter                                              3.25              1.90
   Third Quarter                                               5.88              2.02
   Fourth Quarter                                              6.30              4.10

Fiscal 2004:
   First Quarter (through April 5, 2004)                      $8.09             $5.02

         We have paid no dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2004. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The Company's credit facility restricts the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company credit facilities are more fully explained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of this Annual Report.

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

         The information required by this Item, other than the information set forth above, is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Retail Ventures, Inc. including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K.

                                                                        For the Fiscal Year Ended
                                          ---------------------------------------------------------------------------------
                                            1/31/04           2/1/03           2/2/02            2/3/01(1)         1/29/00
---------------------------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share amounts)
Net Sales (2)                             $2,594,206        $2,450,719       $2,283,878         $2,213,017       $1,670,176
Operating Profit (loss)                   $   28,401        $   30,583       $  (16,344)        $ (135,601)      $   65,788
(Loss) income before
   cumulative effect
   of accounting change                   $   (4,446)       $   (1,585)      $  (28,723)        $ (101,791)      $   33,468
Cumulative effect of
     accounting change                            --        $   (2,080)              --                 --               --
   Net (Loss) Income                      $   (4,446)       $   (3,665)      $  (28,723)        $ (101,791)      $   33,468
Basic (loss) earnings
   per share before
   cumulative effect of
   accounting change                      $    (0.13)       $   (0.05)       $    (0.85)        $    (3.03)      $     1.03
Cumulative effect of
   accounting change                              --        $   (0.06)               --                 --               --
Basic (loss) earnings
   per share                              $    (0.13)       $   (0.11)       $    (0.85)        $    (3.03)      $     1.03
Diluted (loss) Earnings
   per Share                              $    (0.13)       $   (0.11)       $    (0.85)        $    (3.03)      $     1.02
Total Assets                              $  863,945        $  831,799       $  880,311         $  908,009       $  744,181
Working Capital                           $  234,857        $  181,390       $  228,775         $  211,402       $  205,011
Current Ratio                                   1.89              1.60             1.79               1.66             1.82
Long-term Obligations                     $  326,940        $  264,664       $  337,199         $  326,449       $  144,168
Number of: (3)
    Value City Stores                            116               116              117                119              105
    DSW Stores                                   142               126              104                 78               58
    Filene's Basement Stores                      21                20               20                 19               --
Net Sales per Selling Sq. Ft. (4)         $      225        $      224       $      233         $      234       $      221
Comparable Sales Change (5)                      1.2%            (3.5)%            (2.4)%             (1.1)%            7.2%

(1)  Fiscal 2000 includes 53 weeks; all other years contain 52 weeks.

(2) Excludes sales of licensed departments. Effective February 2, 2002, we acquired the remaining 50% interest in a joint venture. Results of our percentage ownership in the joint venture are reflected in joint venture operations.

(3)  Includes all stores operating at the end of the fiscal year.

(4) Presented in whole dollars and excludes licensed departments and stores not operated during the entire fiscal period.

(5) Comparable Store Sales Change excludes licensed departments. A store is considered to be comparable if it is opened 14 months at the beginning of the fiscal year. For fiscal year 2000, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, among others, in some cases have affected the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. These same factors could cause our future financial performance in fiscal 2004 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These factors include: decline in demand for our merchandise, our ability to achieve our business plans, expected cash flow from operations, vendor and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, marketing strategies, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, the ability to hire and train associates and development of management information systems.

         Our operations have been historically seasonal, with a disproportionate amount of sales and a majority of net income occurring in the back-to-school and Christmas selling seasons for Value City and Filene's Basement. DSW seasonal sales occur both in early Spring and Fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

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

                  - Revenue recognition. Revenues from our retail operations are recognized at the latter of point of sale or the delivery of goods to the customer. Retail revenues are reduced by a provision for anticipated returns based on historical trends.

                  - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $34.2 million and $32.5 million at the end of fiscal 2003 and 2002, respectively.

                           Inherent in the calculation of inventories are certain significant management judgments and estimates including, setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer's value perception or perceived value known as markdowns, and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

                  - Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future cash flows of the related long-lived asset and reduce the carrying value by the excess where the recorded value exceeds the fair value.

                           During fiscal 2003, we recorded a $0.3 million charge related to long-lived assets at store operating units.

                           During fiscal 2002, we recorded two different charges related to long-lived assets. The first charge was for goodwill impairment as a result of the implementation of SFAS 142, which requires that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in our Consolidated Statement of Operations as of February 1, 2003 in the caption "Cumulative effect of accounting change." Substantially all of the charge relates to goodwill associated with our purchase of Mazel's interest in VCM and is included in the net loss for the year ended February 1, 2003. At the end of the current fiscal year we have on our books $37.6 million of goodwill subject to annual testing. The second charge of $0.6 million related to long-lived assets at store operating units. The result of reviewing undiscounted cash flows for stores under SFAS 144, identified stores where the recorded value of the asset exceeded the fair value.

                           We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

                  - Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.

                  - Pension. The obligations and related assets of defined benefit retirement plans are presented in
                           Note 5 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 31, 2004, the weighted-average actuarial assumption of our plans were: discount rate 6.0%, assumed salary increases 4% and long-term rate of return on plan assets 8%. To the extent actual results vary from assumptions, earnings would be impacted.

                  - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. The "Reward Your Style" program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed in one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 31, 2004 and February 1, 2003 was $3.0 million and $2.2 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

                  - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting income determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgments had been made, our tax expense, assets and liabilities could be different. During fiscal 2003, we established a reserve for deferred income tax assets of $1.5 million for carry forwards related to state and local net operating losses and for excess contribution carry forwards. See Note 10 to our Consolidated Financial Statements on page F-20 of this Annual Report for a discussion of our significant accounting policies.

RESULTS OF OPERATIONS

         We operate three business segments. Value City and Filene's Basement segments operate full-line, off-price department stores. Our DSW segment sells better-branded off-price shoes and accessories. As of January 31, 2004, a total of 116 Value City, 21 Filene's Basement and 142 DSW stores were open. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

                                                                      For the Year Ended
-------------------------------------------------------------------------------------------------
                                                          1/31/04           2/1/03        2/2/02
                                                         52 Weeks          52 Weeks      52 Weeks
------------------------------------------------------------------------------------------------
Net sales, excluding sales
  licensed departments                                    100.0%            100.0%         100.0%

Cost of sales                                             (61.4)            (61.8)         (62.6)
------------------------------------------------------------------------------------------------
Gross profit                                               38.6              38.2           37.4

Selling, general and
  administrative expenses                                 (37.7)            (37.3)         (38.9)

License fees and
  other income                                              0.2               0.3            0.8
------------------------------------------------------------------------------------------------
Operating profit (loss)                                     1.1               1.2           (0.7)

Interest expense, net                                      (1.3)             (1.3)          (1.3)
------------------------------------------------------------------------------------------------
Loss before
 cumulative effect of accounting
 change and income taxes                                   (0.2)             (0.1)          (2.0)

Benefit (provision) for income taxes                         --                --            0.7
------------------------------------------------------------------------------------------------
Loss before cumulative
 effect of accounting change                               (0.2)             (0.1)          (1.3)

Cumulative effect of accounting
 change, net of income taxes                                 --              (0.1)            --
------------------------------------------------------------------------------------------------
Net loss                                                   (0.2)%            (0.2)%         (1.3)%
------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO FISCAL YEAR ENDED FEBRUARY 1,
2003

         Sales. Sales for the fifty-two weeks ended January 31, 2004 (fiscal
2003), increased by 5.9% to $2.59 billion from $2.45 billion in the fifty-two week period of fiscal year 2002. By segment comparable store sales were:

                                                                                   2003         2002
                                                                                   ----         ----
Value City Department Stores                                                      (0.7)%       (5.1)%
DSW                                                                                5.6%        (0.1)%
Filene's Basement                                                                  2.6%         0.3%
---------------------------------------------------------------------------------------------------
Total                                                                              1.2%        (3.5)%
---------------------------------------------------------------------------------------------------

         Comparable store sales percentages were impacted negatively by unseasonable weather in the early part of fiscal 2003 in all segments. All 116 Value City stores are in our comparative store base. Value City's non-apparel comparable sales increased 2.1% for the twelve months and apparel comparable sales declined 2.4% for the fiscal year. The children's apparel division had an increase of 2.1%, while the men's and ladies' apparel divisions had comparable sales declines of 4.6% and 2.4%, respectively. DSW comparable store sales improved 5.6% as overall sales rose almost $143.7 million to $772.6 million for the year. The DSW increase includes a net increase of 16 stores. Filene's Basement sales rose $13.7 million to $316.9 million for the fiscal year. Filene's Basement total stores increased due to a single opening during the fiscal year.

         Gross profit. Consolidated gross profit increased $64.9 million from $936.1 million to $1,001.0 million, and increased as a percentage of net sales from 38.2% to 38.6%. Value City's gross profit decrease is primarily attributable to lower average unit retail prices as a result of lower initial markups during the year. Gross profit for our DSW and Filene's Basement segments improved as the result of higher initial markups on merchandise purchases and a reduction in markdowns. Gross profit, as a percent of sales by segment, was:

                                                                         2003          2002
                                                                         ----          ----
Value City Department Stores                                             38.4%         38.9%
DSW                                                                      41.0%         39.4%
Filene's Basement                                                        33.4%         32.2%
-------------------------------------------------------------------------------------------
Total                                                                    38.6%         38.2%
-------------------------------------------------------------------------------------------

         SG&A. For the year, consolidated selling, general and administrative expenses ("SG&A") increased $65.3 million to $978.2 million or 37.7% of sales. The year ended January 31, 2004 includes approximately $1.6 million for store closings, a $16.7 million increase in advertising and $4.3 million in pre-opening costs for new stores. New store openings in the period were limited to our DSW and Filene's Basement segments. Preparations for opening a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. Pre-opening expense for the 16 new DSW stores was $3.7 million in fiscal 2003 compared to $2.6 million for the 22 new stores opened in prior year. Pre-opening expense was $0.6 million in each of fiscal 2003 and 2002 for the 1 new Filene's Basement store opened in each of those periods. SG&A, as a percent of sales by segment, were:

                                                                         2003          2002
                                                                         ----          ----
Value City Department Stores                                             38.3%         37.9%
DSW                                                                      37.7%         37.2%
Filene's Basement                                                        34.9%         33.9%
-------------------------------------------------------------------------------------------
Total                                                                    37.7%         37.3%
-------------------------------------------------------------------------------------------

         License fees and other income. Overall license fees and other income decreased $1.8 million from $7.4 million to $5.6 million. License fees decreased $0.8 million, or 29.1%, as a result of lower sales from licensees. Other income decreased $1.0 million, or 21.6%, from $4.8 million to $3.7 million. Other income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

         Operating profit. Operating profit was $28.4 million in fiscal 2003 compared to $30.6 million in fiscal 2002. As a percentage of net sales operating profit was 1.1% and 1.2% in fiscal 2003 and 2002, respectively.

         Interest expense. Interest expense, net of interest income, increased $2.1 million from $32.5 million in fiscal 2002 to $34.6 million in fiscal 2003 due primarily to an increase in average weighted borrowings and an increase in the average weighted borrowing rate. Interest expense includes the amortization of debt discount of $2.0 million.

FISCAL YEAR ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2,
2002

         Sales. Sales for the fifty-two weeks ended February 1, 2003 (fiscal
2002), increased by 7.3% to $2.45 billion from $2.28 billion in the fifty-two week period of fiscal 2001. By segment, comparable store sales were:

                                                                          2002          2001
                                                                          ----          ----
Value City Department Stores                                              (5.1)%       (3.7)%
DSW                                                                       (0.1)%        0.0%
Filene's Basement                                                          0.3%         2.2%
-------------------------------------------------------------------------------------------
Total                                                                     (3.5)%       (2.4)%
-------------------------------------------------------------------------------------------

         The comparable store sales percentage declines were attributable to a highly competitive and promotional retail environment and the effects of a softening economy. Value City's non-apparel comparable sales decreased 3.8% and apparel comparable sales declined 6.6% in fiscal 2002. The ladies's, men's and children's apparel divisions represented approximately 58% of total retail sales for fiscal 2002. Sales declines in these divisions were 2.7%, 9.9% and 8.4%, respectively. DSW reflected a slightly negative comparable store rate as overall sales rose almost $119.6 million to $629.0 million for the year. The DSW increase in fiscal 2002 included a net increase of 22 stores. The Filene's Basement segment's sales increased $9.8 million to $303.2 million for fiscal 2002 including a slight increase in comparative store sale percentage. Filene's Basement total stores opened remained unchanged due to a single opening and a single closing during the fiscal year.

         Gross profit. Consolidated gross profit increased $81.7 million from $854.4 million to $936.1 million, and increased as a percentage of net sales from 37.4% to 38.2%. The Value City segment's gross profit improvement is primarily the result of improved initial merchandise costs negotiated with vendors and higher retail offering in our stores. Additionally, Value City increased control over inventory quantities and markdowns and reduced the loss associated with shrink from the prior year. Gross profit for our DSW segment improved as a result of higher initial markups on merchandise purchases and a reduction in markdowns. Our Filene's Basement segment's gross profit was negatively affected by early and excess markdowns required to sell and reduce inventories. Gross profit, as a percent of sales by segment, was:

                                                                         2002         2001
                                                                         ----         ----
Value City Department Stores                                             38.9%        37.6%
DSW                                                                      39.4%        38.2%
Filene's Basement                                                        32.2%        35.1%
------------------------------------------------------------------------------------------
Total                                                                    38.2%        37.4%
------------------------------------------------------------------------------------------

         SG&A. For the year, consolidated selling, general and administrative expenses ("SG&A") increased $24.2 million to $912.9 million or 37.3% of sales. Our fifty-two week period ended February 1, 2003 includes approximately $0.6 million for FASB 144 write-off, $3.3 million related to write-off of unamortized debt costs, $1.1 million for store closings, $6.0 million for severance costs related to workforce reductions during the year and the relocation of our Value City merchandising office from Boston to New York. The relocation of the Value City buyers from Boston to New York City provides merchants with a closer proximity to our markets and vendors. In addition, we evaluated stores with negative or inadequate cash flows to determine if any assets were impaired. New store openings in the period were limited to our DSW and Filene's Basement segments. Preparations for opening a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. No Value City stores were opened less than twelve months during fiscal 2002. Twenty-two DSW stores were opened less than twelve months in fiscal 2002 and had a pre-tax net operating loss of $2.6 million, including $2.6 million of pre-opening expenses. Twenty-six DSW stores were opened less than twelve months during fiscal 2001 and had a pre-tax net operating loss of $2.5 million, including $0.1 million of pre-opening expenses. Filene's Basement had one store opened less than twelve months in fiscal 2002 with a pre-tax net operating profit of $0.1 million, including $0.6 million of pre-opening expenses. SG&A as a percent of sales by segment were:

                                                                         2002         2001
                                                                         ----         ----
Value City Department Stores                                             37.9%        40.6%
DSW                                                                      37.2%        37.4%
Filene's Basement                                                        33.9%        32.9%
------------------------------------------------------------------------------------------
Total                                                                    37.3%        38.9%
------------------------------------------------------------------------------------------

         License fees and other income. Overall license fees and other income decreased $10.6 million in fiscal 2002. License fees decreased $9.6 million, or 78.5%, from $12.2 million to $2.6 million, as a result of lower sales from unrelated licensees. Fees from the VCM joint venture of $9.7 million in fiscal 2001, did not occur in fiscal 2002 because the operations were consolidated in fiscal 2002 as a result of the purchase of our partner's 50% interest in the VCM joint venture at the close of business on February 2, 2002. Other income decreased $0.9 million, or 16.8%, from $5.7 million to $4.8 million. Other income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

         Operating profit. Operating profit increased to $30.6 million in fiscal 2002 from a loss of $16.3 million in fiscal 2001, and increased as a percentage of net sales from a loss of 0.7% in fiscal 2001 to a profit of 1.2% in fiscal 2002.

         Interest expense. Interest expense, net of interest income, increased $4.0 million from $28.5 million to $32.5 million due primarily to an increase in interest rates as a result of new term debt, offset partially by a decrease in average borrowings. Interest expense also included amortization of debt discount of $1.3 million.

         Equity in loss of joint venture. Equity in loss of joint venture in fiscal 2001 of $0.4 million was the result of operations in the VCM joint venture with Mazel. We acquired Mazel's interest in VCM at the close of business February 2, 2002 and have included the operations of these departments in the consolidated statements presented.

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

SEASONALITY

         Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the back-to-school and Christmas selling seasons for our Value City segment and, more recently, our Filene's Basement segment. The shoe business experiences increased sales in both early Spring and Fall seasons in relationship to the change in footwear desired by the DSW customer.

FISCAL YEAR

         We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2003, 2002 and 2001 each contain 52 weeks.

INCOME TAXES

         Our effective tax rate for fiscal 2003 was 27.9% versus 17.0% for fiscal 2002. The effective tax benefits are negatively impacted due to the increase in non-deductible expenses for tax purposes associated with the amortization of the warrants issued in connection with our long term debt. During our fiscal year ended January 31, 2004, we established a valuation allowance for our deferred tax assets of $1.5 million. The reserve reflects a reduction in the estimated amount for future tax deductions, primarily for state and local taxes and excess contribution carry forwards.

         Our effective tax rate for fiscal 2002 was 17.0% versus 36.5% for fiscal 2001. There was an increase in the effective tax rate primarily due to the increase in non-deductible expenses for tax purposes and the fluctuation in taxable income. However, that increase was then off-set by the tax effect of the write-off of financing costs.

ADOPTION OF ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We assessed the impact of SFAS No. 143 and there was none.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However, it did require that the Company reclassify the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to selling, general and administrative expense, in the Company's consolidated financial statement of operations in fiscal 2002.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities ("QSPE's") subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

         In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged.

         In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended May 1, 2004. The Company is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending May 1, 2004.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. Initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

         The FASB's Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company's financial position or results of operations.

INFLATION

         The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the results of operations and financial condition has been minor; however, there can be no assurance that the business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

         Net working capital was $234.9 million and $181.4 million at January 31, 2004 and February 1, 2003, respectively. Current ratios at those dates were
1.9 and 1.6, respectively. Net cash provided by operating activities totaled $6.2 million and $90.3 million in fiscal 2003 and 2002, respectively. The net cash decrease is reflective of several items, primarily the increase in inventory of $30.5 million, the reduction in accounts payable of $13.9 million and the reduction of accrued expenses of $23.7 million, which were funded from operations and borrowings under our revolving credit facility. The increases in inventories for new stores were: $13.8 million for DSW, $5.6 million for licensed departments and $2.1 million for the opening of Filene's Basement.

         Cash used for capital expenditures was $68.7 million and $41.8 million for fiscal 2003 and 2002, respectively. During fiscal 2003, capital expenditures included $16.2 million for new stores, $29.2 million for improvements in existing stores, $5.7 million for office, warehousing and operations of our shoe business and $17.6 million for MIS equipment upgrades and new systems. A source of cash from investing activity was proceeds from lease incentives which are amortized as a reduction of rent expense over the life of the lease.

         On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, Inc., entered into a $525.0 million refinancing that consists of three separate credit facilities (collectively, the "Credit Facilities"): (i) a three-year $350.0 million revolving credit facility (the "Revolving Credit Facility"), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation (the "Term Loans"), and (iii) an amended and re-stated $75.0 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the "Convertible Loan"). These Credit Facilities are guaranteed by Retail Ventures, Inc. and substantially all of its subsidiaries.

         We are not subject to any financial covenants under these credit facilities, however, there are numerous restrictive covenants relating to our management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modification to debt instruments. These Credit Facilities are also subject to an Intercreditor Agreement, which provides for an established order of payment of obligations from the proceeds of collateral upon default (the "Intercreditor Agreement").

         $350 Million Revolving Credit Facility

         Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. The maturity date is June 11, 2005. At January 31, 2004 and February 1, 2003, $137.7 million and $169.3 million were available, respectively, under the Revolving Credit Facility. Direct borrowings aggregated $125.0 million and $64.0 million for fiscal 2003 and fiscal 2002, respectively, while $23.4 million and $19.2 million letters of credit were issued and outstanding for fiscal 2003 and fiscal 2002, respectively.

         $100 Million Term Loans - Related Parties

         The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the facility. The maturity date is June 11, 2005.

         The Term Loans' stated rate of interest per annum during the initial two years is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK, and the PIK option is limited to 50% of the interest due. For the years ended January 31, 2004 and February 1, 2003, we elected to pay interest in cash.

         We issued 2,954,792 warrants ("Warrants") to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

         The number of shares issuable varies upon the occurrence of the following: (i) the issuance of additional shares of common stock without consideration or for a consideration per share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding shares of common stock into a lesser number of shares; (iv) the issuance or sale of additional shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into shares of common stock; and/or (vi) the exchange of shares in a merger or other business combination.

         $75 Million Senior Subordinated Convertible Loan - Related Parties

         We have amended and restated our $75.0 million Convertible Loan dated March 15, 2000. As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At our option, interest may be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007, and has a maturity date of June 10, 2009. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

         The Convertible Loan is convertible at the option of the holders into shares of our common stock at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events.

         Achievement of expected cash flows from operations and compliance with the restrictive covenants of our credit agreements (see Note 4 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for fiscal 2003 were negative, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing, will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

CONTRACTUAL OBLIGATIONS

         We have the following minimum commitments under contractual obligations, as defined by the U. S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepting accounting principles of the United States of America. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

         The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 31, 2004 (dollars in thousands).

                                                     Payments due by period
                                                                                                                   No
                                                           Less than         1-3        3-5       More than     Expiration
        Contractual Obligations                  Total      1 year          years      years       5 years         Date
Long-term debt                              $  300,000     $125,000       $100,000         --      $ 75,000            --
Capital lease and
   operating lease obligations               1,235,982      138,421        269,201   $236,742       591,618            --
Pension benefit obligations                     10,018       10,018             --         --            --            --
Construction commitments (1)                     5,024        5,024             --         --            --            --
Purchase obligations (2)                        32,986       15,221          6,191      6,090         5,484            --
                                            ----------     --------       --------   --------      --------     ---------
Total                                       $1,584,010     $293,684       $375,392   $242,832      $672,102            --
                                            ==========     ========       ========   ========      ========     =========

1. Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 31, 2004.

2. Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

         We have outstanding letters of credit and stand-by letters of credit that total approximately $23.4 million at January 31, 2004. If certain conditions are met under the arrangement, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.

         Additional information regarding our financial commitment as of January 31, 2004 is provided in the Notes to Consolidated Statements. See "Notes to Consolidated Statements, Note 4 - Long-Term Obligations and Notes Payable beginning on page F-14 and Note 9 - Commitments and Contingencies" beginning on page F-20.

ACQUISITIONS

         Effective at the close of business on February 2, 2002, we acquired our partner's interest in VCM for $8.4 million. We now own 100% of VCM and operate the health and beauty care, toy, sporting goods and food departments in our Value City stores. This acquisition was funded by cash from operations and a portion of the proceeds from the credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

         It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships such as special purpose entities ("SPEs") or variable interest entities ("VIEs"), which would facilitate off balance sheet arrangements or other limited purposes. As of January 31, 2004, we are in the process of reviewing our related party leases to ensure we are not involved in any unconsolidated SPEs or VIEs as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

         We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At January 31, 2004, direct borrowings aggregated $125.0 million. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2005 and generally bears interest at a floating rate of LIBOR plus 2.0% to 2.75% based on the average excess availability during the previous quarter. We have used interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Revolving Credit Facility, thus reducing a portion of our interest rate risk. These swap agreements, which are designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. At January 31, 2004, we had no outstanding swap agreements.

         A hypothetical 100 basis point increase in interest rates, net of taxes, would have an approximate $1.2 million impact to our financial position, liquidity and results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements and financial statement schedule and the Independent Auditors' Report thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosures and procedures were effective.

         No change was made in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

         The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.

         JOHN C. ROSSLER, age 56, was elected our President in February 2002. In March 2002, Mr. Rossler became our President and Chief Executive Officer. Mr. Rossler has served as President of Shonac Corporation and DSW Shoe Warehouse since December 2000. Mr. Rossler has held various positions with DSW and Shonac since 1982, including Chief Operating Officer, Executive Vice President and Chief Financial Officer. Prior to joining Shonac/DSW, Mr. Rossler was the managing partner of the Columbus office of Alexander Grant/Grant Thornton International where he was employed for 16 years.

         EDWIN J. KOZLOWSKI, age 55, was elected our Executive Vice President and Chief Operating Officer in February 2002. Mr. Kozlowski was elected Chief Financial Officer of Shonac Corporation and DSW Shoe Warehouse in May 2001. Prior to that time Mr. Kozlowski served in various positions with General Nutrition Companies, Inc. since 1978, including Chief Operating Officer of the retail division of General Nutrition Centers, Executive Vice President and Chief Financial Officer, Treasurer and Controller of GNCI and GNI.

         JAMES A. McGRADY, age 53, became our Chief Financial Officer, Treasurer and Secretary in July 2000. Prior to that time, Mr. McGrady served as Vice President and Treasurer of Consolidated Stores Corporation beginning in 1986. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.

         JULIA A. DAVIS, age 43, became our Executive Vice President and General Counsel in January 2003. Prior to that time, Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 17 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.

         STEVEN E. MILLER, age 45, became our Senior Vice President Controller in 2003 after joining the Company in September 2000 as its Vice President Controller. Prior to that time, Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Consolidated Stores Corporation including Director, Assistant Treasurer and Assistant Controller.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's Board of Directors has determined that Harvey L. Sonnenberg is an audit committee financial expert as such term is defined by the Securities and Exchange Commission under Item 401(h) of Regulation S-K.

         The members of the Audit Committee are Messrs. Harvey L. Sonnenberg (Chair) and James L. Weisman and Ms. Elizabeth M. Eveillard. The Board of Directors has affirmatively determined that each of Messrs. Sonnenberg and Weisman, and Ms. Eveillard is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.

CODE OF ETHICS AND CORPORATE GOVERNANCE INFORMATION

         The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to senior financial officers. These codes of ethics, designated as the "Code of Conduct" and the "Code of Ethics for Senior Financial Officers," respectively by the Company, can be found on the Company's investor website at www.valuecity.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the "Code of Conduct" or the "Code of Ethics for Senior Financial Officers" that applies to the Company's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company's website at www.valuecity.com. The Company has adopted a code of ethics that applies to all senior financial officers. This code of ethics, designated as the "Code of Ethics for Senior Financial Officers" by the Company, can be found on the Company's investor website at www.valuecity.com.

         The Board of Directors has adopted and approved Corporate Governance Principles and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company's independent public accountants. All of the forgoing documents are available on the Company's investor website at www.valuecity.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

OTHER

         The information required by this Item, other than the information set forth above, is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004 and is incorporated herein by reference in response to this item. However, no information set forth in the Company's 2004 Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation or the performance graph shall be incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this Item is contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004 and is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004 and is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The information required by this Item 14 is incorporated herein by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

15(a)(1) FINANCIAL STATEMENTS

         The documents listed below are filed as part of this Form 10-K:

                                                                                                                Page in
                                                                                                               Form 10-K
             Independent Auditors' Report                                                                         F-1

             Consolidated Balance Sheets at January 31, 2004 and February 1, 2003                                 F-2

             Consolidated Statements of Operations for the years ended
                  January 31, 2004, February 1, 2003 and February 2, 2002                                         F-3

             Consolidated Statements of Shareholders' Equity for the years ended
                  January 31, 2004, February 1, 2003 and February 2, 2002                                         F-4

             Consolidated Statements of Cash Flows for the years ended
                  January 31, 2004, February 1, 2003 and February 2, 2002                                         F-5

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

15(b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on December 8, 2003, relating to the press release announcing the Company's consolidated financial results for the quarter ended November 1, 2003. A copy of the press release was attached to the filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RETAIL VENTURES, INC.

Date: April 29, 2004             By: *
                                     -------------------------------------------
                                     (James A. McGrady, Executive Vice
                                     President, Chief Financial Officer,
                                     Treasurer and Secretary)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                             TITLE                                     DATE
---------                                                             -----                                     ----
                  *                                      Chairman of the Board of Directors                April 29, 2004
------------------------------------
Jay L. Schottenstein

                  *                                      President and Chief Executive Officer             April 29, 2004
------------------------------------                     (Principal Executive Officer)
John C. Rossler
                  *                                      Executive Vice President, Chief Financial         April 29, 2004
------------------------------------                     Officer, Treasurer and Secretary
James A. McGrady                                         (Principal Financial and Accounting Officer)

                  *                                      Director                                          April 29, 2004
------------------------------------
Henry L. Aaron

                  *                                      Director                                          April 29, 2004
------------------------------------
Ari Deshe

                  *                                      Director                                          April 29, 2004
------------------------------------
Jon P. Diamond

                  *                                      Director                                          April 29, 2004
------------------------------------
Elizabeth M. Eveillard

                  *                                      Director                                          April 29, 2004
------------------------------------
Harvey L. Sonnenberg

                  *                                      Director                                          April 29, 2004
------------------------------------
James L. Weisman

*By: /s/ James A. McGrady
     -------------------------------------
     James A. McGrady, (Attorney-in-fact)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Retail Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. (formerly known as Value City Department Stores, Inc., and a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and its wholly owned subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective February 3, 2002.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP

Columbus, Ohio
April 27, 2004

                              RETAIL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2004 and February 1, 2003
                      (in thousands, except share amounts)
                                     ASSETS

                                                                 1/31/04                 2/1/03
                                                                 -------                 ------
CURRENT ASSETS:
   Cash and equivalents                                         $  14,226                $ 11,059
   Accounts receivable, net                                         8,969                  10,666
   Receivables from related parties                                   137                     933
   Inventories                                                    420,338                 389,825
   Prepaid expenses and other assets                               10,651                  19,354
   Deferred income taxes                                           44,933                  51,317
                                                                ---------                --------
      TOTAL CURRENT ASSETS                                        499,254                 483,154

PROPERTY AND EQUIPMENT, AT COST:
   Furniture, fixtures and equipment                              293,081                 254,467
   Leasehold improvements                                         234,719                 210,825
   Land and building                                                  801                     801
   Capital leases                                                  37,423                  37,423
                                                                ---------                --------
                                                                  566,024                 503,516
   Accumulated depreciation and amortization                     (314,206)               (270,064)
                                                                ---------                --------
      PROPERTY AND EQUIPMENT, NET                                 251,818                 233,452

GOODWILL                                                           37,619                  37,619
TRADENAMES AND OTHER INTANGIBLES, NET                              43,638                  47,583
OTHER ASSETS                                                       31,616                  29,991
                                                                ---------                --------
      TOTAL ASSETS                                              $ 863,945                $831,799
                                                                =========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $ 147,771                $160,809
   Accounts payable to related parties                              3,335                   4,228
   Accrued expenses:
     Compensation                                                  31,777                  29,173
     Taxes                                                         42,066                  42,401
     Other                                                         38,707                  64,344
   Current maturities of long-term obligations                        741                     809
                                                                ---------              ----------
      TOTAL CURRENT LIABILITIES                                   264,397                 301,764

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES
     Non-related                                                  154,724                  94,473
     Related parties                                              172,216                 170,191
OTHER NONCURRENT LIABILITIES                                       55,841                  44,207
COMMITMENTS AND CONTINGENCIES                                           -                       -

SHAREHOLDERS' EQUITY:
   Common shares, without par value;
     80,000,000 authorized; issued, including
     treasury shares, 33,990,707 shares and
     33,913,374 shares, respectively                              143,077                 143,183
   Warrants                                                         6,074                   6,074
   Retained earnings                                               74,321                  78,767
   Deferred compensation expense, net                                (635)                   (981)
   Treasury shares at cost, 7,651 shares                              (59)                    (59)
   Accumulated other comprehensive loss                            (6,011)                 (5,820)
                                                                ---------               ---------
      TOTAL SHAREHOLDERS' EQUITY                                  216,767                 221,164
                                                                ---------               ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 863,945               $ 831,799
                                                                =========               =========

The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended January 31, 2004, February 1, 2003 and
                                February 2, 2002
                    (in thousands, except per share amounts)

                                                                    For                  For                     For
                                                                 the Year             the Year                the Year
                                                                   Ended                Ended                   Ended
                                                                  1/31/04              2/1/03                  2/2/02
                                                                 52 Weeks             52 Weeks                52 Weeks
-----------------------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
    licensed departments                                        $ 2,594,206           $ 2,450,719           $ 2,283,878
Cost of sales                                                    (1,593,214)           (1,514,629)           (1,429,455)
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                      1,000,992               936,090               854,423

Selling, general and
    administrative expenses                                        (978,201)             (912,912)             (888,734)
License fees and other income                                         5,610                 7,405                17,967
-----------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                              28,401                30,583               (16,344)

Interest expense, net
    Non-related                                                      (9,718)              (14,909)              (20,289)
    Related parties                                                 (24,847)              (17,584)               (8,221)
-----------------------------------------------------------------------------------------------------------------------
Loss before equity in loss of
    joint venture, cumulative effect
    of accounting change and income taxes                            (6,164)               (1,910)              (44,854)
Equity in loss of joint venture                                           -                     -                  (406)
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative
    effect of accounting change
    and income taxes                                                 (6,164)               (1,910)              (45,260)
Benefit for income taxes                                              1,718                   325                16,537
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect
    of accounting change                                             (4,446)               (1,585)              (28,723)
Cumulative effect of accounting
    change, net of income taxes                                           -                (2,080)                    -
-----------------------------------------------------------------------------------------------------------------------
    Net loss                                                    $    (4,446)          $    (3,665)          $   (28,723)
-----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share:
Loss before cumulative effect
    of accounting change                                        $     (0.13)          $     (0.05)          $     (0.85)
Cumulative effect of accounting
    change, net of income taxes                                           -                 (0.06)                  -
-----------------------------------------------------------------------------------------------------------------------
    Net loss                                                    $     (0.13)          $     (0.11)          $     (0.85)
-----------------------------------------------------------------------------------------------------------------------
Shares used in per share calculations:
Basic                                                                33,753                33,665                33,610
Diluted                                                              33,753                33,665                33,610

The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                           CONSOLIDATED STATEMENTS OF
                              SHAREHOLDERS' EQUITY
       Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
                                 (in thousands)

                                    Number of Shares
                                    ----------------                                                          Accumulated
                                          Common                                       Deferred                  Other
                                Common    Shares      Common              Retained   Compensation  Treasury  Comprehensive
                                Shares  in Treasury   Shares    Warrants  Earnings      Expense     Shares        Loss       Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001       34,331       8       $ 145,659             $111,155   $    (6,448)  $   (59)               $250,307

   Net loss                                                                 (28,723)                                       (28,723)
   Net unrealized loss
     on derivative financial
     instruments, net of income
     tax benefit of $1,731                                                                                    $  (2,595)     (2,595)
   Minimum pension liability,
     net of income tax benefit
      of  $647                                                                                                     (971)       (971)
                                                                                                                           --------
     Total comprehensive loss                                                                                               (32,289)
                                                                                                                           --------
   Exercise of stock options       108                     782                                                                 782
   Net issuance/forfeitures of
     restricted shares            (211)                   (669)                              (517)                           (1,186)
   Amortization of deferred
     compensation expense                                                                   2,815                             2,815
                                ---------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 2, 2002       34,228        8        145,772               82,432        (4,150)      (59)     (3,566)    220,429

   Net loss                                                                  (3,665)                                         (3,665)
   Net unrealized gain
     on derivative financial
     instruments, net of income
     tax provision of $1,316                                                                                      1,974       1,974
   Minimum pension liability,
     net of income tax benefit
        of  $2,819                                                                                               (4,228)     (4,228)
                                                                                                                           --------
     Total comprehensive loss                                                                                                (5,919)
                                                                                                                           --------
   Warrants issued                                              $  6,074                                                      6,074
   Net issuance/forfeitures of
     restricted shares            (315)                 (2,589)                             2,589
   Amortization of deferred
     compensation expense                                                                     580                               580
                                ---------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 2003       33,913       8         143,183     6,074     78,767          (981)      (59)     (5,820)     221,164

   Net loss                                                                  (4,446)                                         (4,446)
   Net unrealized gain
     on derivative financial
     instruments, net of income
     tax provision of $413                                                                                         620          620
   Minimum pension liability,
     net of income tax benefit
        of  $541                                                                                                  (811)        (811)
                                                                                                                             ------
     Total comprehensive loss                                                                                                (4,637)
                                                                                                                             ------
   Exercise of stock options        20                      60                                                                   60
   Net issuance/forfeitures of
      restricted shares             58                    (166)                               166                                --
   Amortization of deferred
     compensation expense                                                                     180                               180
                                ---------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2004       33,991       8       $ 143,077  $  6,074  $  74,321   $      (635)  $   (59)  $  (6,011)   $216,767

The accompanying notes are an integral part of the consolidated financial statements.

                              RETAIL VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
                                 (in thousands)

                                                                     Year                  Year               Year
                                                                     Ended                 Ended              Ended
                                                                    1/31/04               2/1/03             2/2/02
                                                                   52 Weeks              52 Weeks           52 Weeks
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $    (4,446)           $   (3,665)          $ (28,723)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
        Cumulative effect of accounting change                            -                 2,080                   -
        Amortization of discount on debt                              2,025                 1,266                   -
        Amortization of deferred compensation                           180                   580               2,815
        Depreciation and amortization                                57,009                60,301              54,267
        Deferred income taxes and other noncurrent liabilities        3,875                11,450             (22,530)
        Equity in loss of joint venture                                   -                     -                 406
        Loss on disposal of assets                                    1,594                 3,603               4,937
        Change in working capital, assets and liabilities:
          Receivables                                                 2,493                (4,044)             54,228
          Inventories                                               (30,513)                7,005              18,790
          Prepaid expenses and other assets                          11,546                  (101)              9,243
          Accounts payable                                          (13,931)                6,264             (45,832)
          Accrued expenses                                          (23,658)                5,547               1,116
                                                                -----------            ----------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,174                90,286              48,717
                                                                -----------            ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (68,701)              (41,784)            (40,244)
    Proceeds from sale of assets                                         43                   184                  73
    Acquisitions, net of cash received                                    -                     -              (8,375)
    Other assets and acquisitions                                       (25)                    -                   -
    Proceeds from lease incentives                                    5,433                 7,246              14,248
                                                                -----------            ----------           ---------
NET CASH USED IN INVESTING ACTIVITIES                               (63,250)              (34,354)            (34,298)
                                                                -----------            ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term obligations:
    Related party note                                                    -               (20,000)                  -
    Capital lease obligations and other debt                           (817)                 (583)               (555)
Proceeds from related party note                                          -               100,000                   -
Net increase (decrease) in revolving credit facility                 61,000              (147,000)             10,707
Proceeds from issuance of common shares                                  60                     -                 782
Debt issuance costs                                                       -               (13,205)                  -
                                                                -----------            ----------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  60,243               (80,788)             10,934
                                                                -----------            ----------           ---------

NET  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      3,167               (24,856)             25,353
CASH AND EQUIVALENTS, BEGINNING OF YEAR                              11,059                35,915              10,562
                                                                -----------            ----------           ---------
CASH AND EQUIVALENTS, END OF YEAR                               $    14,226            $   11,059           $  35,915
                                                                ===========            ==========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS OPERATIONS

         Retail Ventures, Inc. and its wholly owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City Department Stores ("Value City") and Filene's Basement, Inc. ("Filene's Basement") segments operate full-line, off-price department stores. The DSW Shoe Warehouse, Inc. ("DSW") segment sells better-branded off-price shoes and accessories. As of January 31, 2004, there is a total of 116 Value City Department Stores located principally in the Midwestern, Eastern and Southern states, 142 DSW stores located throughout the United States and 21 Filene's Basement stores located primarily in major metropolitan areas.

         On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, Inc., an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures, Inc.

         In connection with the reorganization, holders of common shares of Value City became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was affected by a merger which was previously approved by the Company's shareholders. Since October 8, 2003, the Company's common shares have been listed for trading under the ticker symbol "RVI" on the New York Stock Exchange.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Retail Ventures, Inc. and its wholly subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. To facilitate comparisons with the current year, certain reclassifications have been made to prior year financial statements and notes to conform with current year presentation.

         FISCAL YEAR

         The Company's fiscal year ends on the Saturday nearest to January 31. Fiscal year 2003, 2002 and 2001 each contain 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

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

         ACCOUNTS RECEIVABLE, NET

         Accounts receivable is classified as current as the collection period is generally less than one year. The allowance for doubtful accounts was $0.8 million and $0.9 million for fiscal years 2003 and 2002, respectively.

         INVENTORIES

         Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consoli-dated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $34.2 million and $32.5 million at the end of fiscal year 2003 and 2002, respectively.

         PRE-OPENING EXPENSES

         Pre-opening costs associated with the opening of new stores are expensed as incurred. Pre-opening costs expensed were $5.0 million, $3.2 million and $4.4 million for fiscal 2003, 2002 and 2001, respectively.

         INVESTMENT IN JOINT VENTURE

         Effective at the close of business on February 2, 2002, the Company acquired Mazel's interest in VCM, Ltd. ("VCM") for $8.4 million. The balance sheet for VCM has been consolidated in these statements for the balance sheets presented. VCM operated the health and beauty care, food, toy, and sporting goods departments in the Company's stores as licensed departments. VCM was a 50/50 joint venture with Mazel. The Company accounted for its fifty percent interest in the joint venture under the equity method. The equity in loss of joint venture was $0.4 million in fiscal year 2001.

         PROPERTY AND EQUIPMENT

         Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or lease term. The estimated useful lives by class of asset are:

Buildings .................................................       31 years

Furniture, fixtures and equipment..........................  3 to 10 years

Leasehold improvements.....................................       10 years

         ASSET IMPAIRMENT AND LONG-LIVED ASSETS

         The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. The impairment loss is included in selling, general and administrative expense. Based on recent analysis, the Company expensed $0.3 million and $0.6 million in fiscal year 2003 and 2002, respectively, of identified stores assets where the recorded value could not be supported by cash flows. The balance of goodwill associated with the Gramex acquisition in November 1999 of $1.5 million was charged to selling, general and administrative expense in the year ended February 2, 2002.

         GOODWILL

         Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. The Company, as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 142, will no longer record goodwill amortization.

         The initial result of testing for goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in Consolidated Statement of Operations as of February 1, 2003 in the caption "Cumulative effect of accounting change." Substantially all of the charge relates to goodwill associated with the Company's purchase of Mazel's interest in VCM and is included in the net loss for the year ended February 1, 2003. At January 31, 2004, the Company had $37.6 million of goodwill subject to annual testing.

         The proforma effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands, except per share amounts):

                                                                  Year ended
                                             -----------------------------------------------------
                                                   1/31/04              2/1/03              2/2/02
--------------------------------------------------------------------------------------------------
Reported net loss                            $      (4,446)      $      (3,665)      $     (28,723)
Add back goodwill amortization                          --                  --               3,283
--------------------------------------------------------------------------------------------------
Adjusted net loss                            $      (4,446)      $      (3,665)      $     (25,440)
--------------------------------------------------------------------------------------------------

Basic and diluted loss per share             $       (0.13)      $       (0.11)      $       (0.76)

         TRADENAMES AND OTHER INTANGIBLE ASSETS

         Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $17.8 million and $13.8 million at January 31, 2004 and February 1, 2003, respectively. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

                                                                                Filene's
                                             Value City          DSW            Basement           Total
                                           -------------    -------------     ------------      -----------
As of January 31, 2004
 Tradenames:
   Gross amount                            $      1,145     $      12,750     $      9,900      $     23,795
   Accumulated amortization                        (433)           (4,887)          (2,585)           (7,905)
   Useful life (in years)                            15                15               15

 Favorable lease values:
   Gross amount                            $     14,417     $         140     $     23,057      $     37,614
   Accumulated amortization                      (4,513)              (60)          (5,293)           (9,866)
   Average useful life (in years)                    25                14               21

As of February 1, 2003
 Tradenames:
   Gross amount                            $      1,120     $      12,750     $      9,900      $     23,770
   Accumulated amortization                        (355)           (4,038)          (1,925)           (6,318)
   Useful life (in years)                            15                15               15

 Favorable lease values:
   Gross amount                            $     14,417     $         140     $     23,057      $     37,614
   Accumulated amortization                      (3,908)              (51)          (3,524)           (7,483)
   Average useful life (in years)                    25                14               20

         Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

                                                                Filene's
Fiscal Year                  Value City          DSW            Basement             Total
-----------                  ----------     ----------        -----------       -----------
   2003                      $   683        $     858         $   2,429         $   3,970
   2004                          681              864             2,428             3,973
   2005                          681              864             2,428             3,973
   2006                          681              861             2,428             3,970
   2007                          681              854             2,428             3,963
   2008                          677              854             2,428             3,959

         VENDOR ALLOWANCES

         Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitive contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract. At January 31, 2004 and February 1, 2003, the Company had a vendor allowance balance of less than $100,000.

         REVENUE RECOGNITION

         Sales of merchandise and services are net of returns and allowances and exclude sales tax. Revenue from gift certificates is deferred and the revenue is recognized upon redemption of the gift certificate. Layaway sales are recognized when the merchandise has been paid for in full.

         CUSTOMER LOYALTY PROGRAM

         The Company maintains a customer loyalty program for its DSW operations in which customers receive a future discount on qualifying purchases. The "Reward Your Style" (RYS) is designed to promote customer awareness and loyalty plus to provide the Company with ability to communicate with its customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally these future discounts must be redeemed within one year. The Company accrues the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charges such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require the Company to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 31, 2004 and February 1, 2003 are $3.0 million and $2.2 million, respectively.

         VALUATION ACCOUNTS

         Reserves used for severance for the period ended January 31, 2004, are as follows (in thousands):

                                                                Severance
-------------------------------------------------------------------------
Balance, February 2, 2002                                       $   5,357
Provisions to establish reserves                                    5,950
Charges/payments                                                   (7,311)
-------------------------------------------------------------------------
Balance, February 1, 2003                                       $   3,996
Provisions to establish reserves
Charges/payments                                                   (3,996)
-------------------------------------------------------------------------
Balance, January 31, 2004                                              --
-------------------------------------------------------------------------

         ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. During fiscal year 2003, 2002 and 2001, advertising expense was $110.8 million, $94.1 million and $83.2 million, respectively.

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

         EARNINGS PER SHARE

         Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. For the years ended January 31, 2004, February 1, 2003 and February 2, 2002 all potentially dilutive instruments were anti-dilutive. The numerator for the calculation of basic and diluted earnings per share is net (loss) income. The denominator is the weighted average shares outstanding.

         STOCK-BASED COMPENSATION

         The Company has various stock-based employee compensation plans that are described more fully in Note 8. The Company accounts for those plans in accordance with APB No. 25. "Accounting For Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, "Accounting For Stock-Based Compensation."

                                                                        Year Ended
                                                    ---------------------------------------------------
                                                    1/31/04                2/1/03                2/2/02
                                                    -------                ------                ------
Net loss, as reported                               $(4,446)              $(3,665)             $(28,723)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                      $(5,341)              $(4,999)             $ (1,508)
-------------------------------------------------------------------------------------------------------
Pro forma net loss                                  $(9,787)              $(8,664)             $(30,231)
-------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic and diluted as reported                   $ (0.13)              $ (0.11)             $  (0.85)
    Basic and diluted pro forma                     $ (0.29)              $ (0.26)             $  (0.90)

         To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2003, 2002 and 2001, respectively: expected volatility of 71.1%, 83.4% and 100.4%; dividend yield of 0.0%; risk-free interest rates of 4.1%, 2.6% and 4.7%; and, expected lives of 8.4, 7.6 and 7.3 years. The weighted average fair value of options granted in the fiscal year 2003, 2002 and 2001 was $1.48, $2.54 and $6.32, respectively.

         Consistent with SFAS No. 123, pro-forma net loss and loss per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of that to be expected in future years.

         COMPREHENSIVE LOSS

         Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net loss for fiscal year 2003 and 2002 relate to the change in minimum pension liability and the net unrealized gain (loss) on derivative financial instruments for cash flow hedges. The Company presents other comprehensive loss in its consolidated statements of shareholders' equity.

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, obligations that meet the definition of a liability will be recognized consistently with the retirement of the associated tangible long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company assessed the impact of SFAS No. 143 and there was none.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However, for the year ended February 1, 2003, the Company reclassified the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to selling, general and administrative expense, in the Company's consolidated financial statement of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (QSPE's) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

         In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged.

         In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended May 1, 2004. The Company is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending May 1, 2004.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. Initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

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

2.       RELATED PARTY TRANSACTIONS

         The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, and VCM prior to February 2, 2002. The related party transactions are as follows (in thousands):

                                                                                Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
Purchases of merchandise
   from affiliates                                                $18,494          $13,238           $16,396
------------------------------------------------------------------------------------------------------------

         Sales by licensed departments and the related license fees earned are as follows (in thousands):

                                                                                  Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
VCM
   Sales                                                             --                --          $136,153
   License fees                                                      --                --          $  9,698
------------------------------------------------------------------------------------------------------------

         The Company also leases certain store and warehouse locations owned by SSC as described in Note 3.

         Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC. Settlement of affiliate receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days.

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

         The Company participates in SSC's self-insurance program for general liability, casualty loss and certain state workers' compensation programs. The Company expensed $1.1 million, $11.9 million and $12.3 million in fiscal years 2003, 2002 and 2001, respectively, for such coverage. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (IBNR) claims.

         The Company also makes contributions to a private charitable foundation controlled by SSC. During fiscal year 2002 the Company expensed $1.7 million of contributions. During fiscal year 2003 and 2001 no contributions were recorded.

         Cerberus Partners, L.P. as a beneficial owner of approximately 22.0% of the outstanding shares, is also a related party.

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

         The Company has several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases 5 store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 31 store locations, 6 warehouse facilities and a parcel of land for an annual minimum rent of $21.8 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

         SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its store locations. Three of these furniture store subleases (the "Furniture Subleases") are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the Company's lease. SSC paid to the Company pursuant to these subleases the following (in thousands):

                                                                               Year Ended
                                                             -----------------------------------------------
                                                             1/31/04                  2/1/03          2/2/02
------------------------------------------------------------------------------------------------------------
Minimum rentals:                                              $1,132                  $1,076          $1,056

Contingent rentals:                                              263                     341             320
------------------------------------------------------------------------------------------------------------
Total                                                         $1,395                  $1,417          $1,376
------------------------------------------------------------------------------------------------------------

         The Company incurred no new capital lease obligations in 2003 and 2002 to obtain store facilities. The total cost of assets held under capital leases at January 31, 2004 and February 1, 2003 was $37.4 million. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $7.4 million and $5.8 million at January 31, 2004 and February 1, 2003, respectively.

         Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 31, 2004 are as follows (in thousands):

                                                    Operating Leases
                                   ---------------------------------------------------
Fiscal                                                  Unrelated             Related            Capital
 Year                                  Total              Party                Party              Leases
--------------------------------------------------------------------------------------------------------
2004                               $   134,894          $  112,873           $  22,021           $  3,526
2005                                   134,713             112,466              22,247              3,438
2006                                   127,613             105,774              21,839              3,438
2007                                   119,039              97,985              21,054              3,515
2008                                   110,618              90,659              19,959              3,571
Future Years                           543,297             411,864             131,433             48,320
----------------------------------------------------------------------------------------------------------
Total minimum
  lease payments                   $ 1,170,174          $  931,621           $ 238,553           $ 65,808
---------------------------------------------------------------------------------------------------------
Less amount representing interest                                                                 (35,543)
---------------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                            30,265
Less current portion                                                                                 (491)
---------------------------------------------------------------------------------------------------------
Total long-term portion                                                                          $ 29,774
---------------------------------------------------------------------------------------------------------

         The composition of rental expense (in thousands):

                                                                                 Year Ended
                                                                 -------------------------------------------
                                                                  1/31/04           2/1/03          2/2/02
------------------------------------------------------------------------------------------------------------
Minimum rentals:
   Unrelated parties                                             $103,925         $101,221          $ 90,569
   Related parties                                                 21,837           19,539            15,363

Contingent rentals:
   Unrelated parties                                               15,735            3,975             4,414
   Related parties                                                    156              208             2,128
------------------------------------------------------------------------------------------------------------
Total                                                            $141,653         $124,943          $112,474
------------------------------------------------------------------------------------------------------------

         Many of the Company's leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2003 and 2002, the balance of deferred rent was $16.7 million and $13.3 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $31.1 million and $22.4 million in fiscal 2003 and 2002, respectively. These incentives are recorded as long term-liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

4.       LONG-TERM OBLIGATIONS AND NOTES PAYABLE

         Long-term obligations consist of the following (in thousands):

                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Credit facilities:
   Revolving credit facility                                                      $125,000          $ 64,000
   Term loans - related parties                                                    100,000           100,000
   Discount on term loan - related parties                                          (2,784)           (4,809)
   Senior subordinated convertible loan - related parties                           75,000            75,000
------------------------------------------------------------------------------------------------------------
                                                                                   297,216           234,191
Capital lease obligations                                                           30,265            30,851
Other                                                                                  200               431
------------------------------------------------------------------------------------------------------------
                                                                                   327,681           265,473
Less current maturities                                                               (741)             (809)
------------------------------------------------------------------------------------------------------------
                                                                                  $326,940          $264,664
------------------------------------------------------------------------------------------------------------

Letters of Credit Outstanding                                                     $ 23,353          $ 19,163
------------------------------------------------------------------------------------------------------------

Availability under revolving credit facility                                      $137,690          $169,343
------------------------------------------------------------------------------------------------------------

Accrued interest to related parties                                               $    628          $  3,233
------------------------------------------------------------------------------------------------------------

         At January 31, 2004, Value City Department Stores, Inc., together with certain other subsidiaries of the Company, had $525.0 million of financing that consists of three separate credit facilities (collectively, the "Credit Facilities"): (i) a three-year $350.0 million revolving credit facility, (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation ("SSC"), and (iii) an amended and restated $75.0 million senior subordinated convertible loan facility, initially entered into by the Company on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC. These Credit Facilities are guaranteed by the Company and substantially all of its subsidiaries.

         The Company is not subject to any financial covenants; however, the Credit Facilities contain numerous restrictive covenants relating to the Company's management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements. These Credit Facilities are also subject to an Intercreditor Agreement which provides for an established order of payment of obligations from the proceeds of collateral upon default (the "Intercreditor Agreement").

         The Company recorded a loss on debt extinguishment of $3.3 million as a result of the debt financing. This loss represents the balance of unamortized deferred loan fees as of June 11, 2002.

         $350 Million Revolving Credit Facility

         Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and receivables. Primary security for the facility is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate plus 0.0% to 0.5% or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. The maturity date is June 11, 2005.

         $100 Million Term Loans - Related Parties

         The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Senior Subordinated Convertible Loan. The Company and its principal subsidiaries are obligated on the facility. The maturity date is June 11, 2005.

         The Term Loans stated rate of interest per annum through June 11, 2004 is 14% if paid in cash and 15% if the Company elects a paid-in-kind ("PIK") option. During the first two years of this facility, the Company may elect to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due. For the years ended January 31, 2004 and February 1, 2003 the Company elected to pay interest in cash.

         The Company issued 2,954,792 warrants ("Warrants") to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

         The number of shares issuable varies upon the occurrence of the following: (i) the issuance of additional shares of common stock without consideration or for a consideration per share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding shares of common stock into a lesser number of shares; (iv) the issuance or sale of additional shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into shares of common stock; and/or (vi) the exchange of shares in a merger or other business combination.

         $75 Million Senior Subordinated Convertible Loan - Related Parties

         The Company has amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 ("the "Convertible Loan"). As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company's option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a quarterly basis and is payable in cash upon the maturity of the debt. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Lenders on the Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

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

         The Company utilized an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Credit Agreement, thus reducing the impact of interest rate changes on future income. These swap agreements, which were designated as cash flow hedges, involved the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The fair value of the Company's interest rate swap agreements in the Company's consolidated balance sheet at February 1, 2003 was a $1.4 million current liability and had a fixed interest rate of 6.99%. The Company had outstanding swap agreements with notional amounts totaling $75.0 million for the fiscal year ended 2002. The Company's swap agreement expired April 2003.

         The weighted average interest rate on borrowings under the Company's credit facilities during fiscal year 2003, 2002 and 2001 was 8.4%, 7.8% and 8.6%, respectively.

         The book value of notes payable and long-term debt approximates fair value at January 31, 2004. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value, as this was the available financing in the marketplace during the fiscal year.

         On June 11, 2002, the Company refinanced its previous financing arrangement and recorded $3.3 million loss in extinguishment of debt resulting from the write-off of deferred financing costs. This write-off is included in selling, general and administrative expense.

5.       PENSION BENEFIT PLANS

         The Company has three qualified defined benefit pension plans ("plans") assumed at the time of acquisition of three separate companies. The Company's funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plans.

         The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of January 31, 2004 and February 1, 2003 (in thousands):

                                                                                          Year Ended
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year                              $20,691           $18,662
    Service cost                                                                        35                29
    Interest cost                                                                    1,292             1,280
    Benefits paid                                                                     (952)             (941)
    Actuarial loss                                                                   3,327             1,808
    Other                                                                               --              (147)
------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                                         24,393            20,691
------------------------------------------------------------------------------------------------------------
Change in plan assets:
    Fair market value at beginning of year                                          15,269            17,681
    Actual (loss) return on plan assets                                              2,932            (1,306)
    Employer contributions                                                           1,320               350
    Benefits paid                                                                     (952)             (941)
    Other                                                                             (199)             (515)
------------------------------------------------------------------------------------------------------------
Fair market value at end of year                                                    18,370            15,269
------------------------------------------------------------------------------------------------------------
    Funded status                                                                   (6,023)           (5,422)
    Unrecognized actuarial loss                                                     10,378             9,094
    Unrecognized transition obligation                                                (260)             (334)
------------------------------------------------------------------------------------------------------------
    Accrued benefit cost                                                           $ 4,095           $ 3,338
------------------------------------------------------------------------------------------------------------

         Amounts recognized in the consolidated balance sheet consisted of (in thousands):

                                                                                           Year Ended
                                                                                  --------------------------
                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Accrued benefit cost                                                               $(5,923)          $(5,329)
Accumulated other comprehensive income                                              10,018             8,667
------------------------------------------------------------------------------------------------------------
Net amount recognized                                                              $ 4,095           $ 3,338
------------------------------------------------------------------------------------------------------------

         The plan's accumulated benefit obligation was $24.3 million at January 31, 2004, and $20.6 million at February 1, 2003.

                                                                                          Year Ended
                                                                                  --------------------------
                                                                                         (in thousands)
                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                        24,393            20,691
Accumulated benefit obligation                                                      24,293            20,598
Fair value of plan assets                                                           18,369            15,269

         The components of net periodic benefit cost are comprised of the following (in thousands):

                                                                                  Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
Service cost                                                      $    35          $    29           $    32
Interest cost                                                       1,292            1,280             1,244
Expected return on plan assets                                     (1,286)          (1,453)           (1,573)
Amortization of transition (asset) obligation                         (75)             (75)              (83)
Amortization of prior-service cost                                     --               (8)              (19)
Amortization of net loss                                              596              198                60
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                         $   562          $   (29)          $  (339)
------------------------------------------------------------------------------------------------------------

         The amount included within other comprehensive income arising from a change in the additional minimum pension liability, net of income tax, was $1.4 million at January 31, 2004, $3.7 million at February 1, 2003 and $1.1 million at February 2, 2002.

         Assumptions used in each year of the actuarial computations were:

                                                                                          Year Ended
                                                                                   ------------------------
                                                                                   1/31/04         2/1/03
-----------------------------------------------------------------------------------------------------------
Discount rate                                                                         6.0%              6.5%
Rate of increase in compensation levels                                               4.0%              4.0%
Expected long-term rate of return                                                     8.0%       8.0% - 9.0%

         The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception assets.

         The weighted average allocation of plan assets by category are as follows:

                                                                                          Year Ended
                                                                                  --------------------------
                                                                                  1/31//04            2/1/03
------------------------------------------------------------------------------------------------------------
Equity securities                                                                     48.4%             35.0%
Fixed securities                                                                      45.0              49.0
Commercial mortgage                                                                    5.8                --
Other                                                                                  0.8              16.0
------------------------------------------------------------------------------------------------------------
                                                                                     100.0%            100.0%
------------------------------------------------------------------------------------------------------------

         The Company's investment strategy is to meet the liabilities of the plans as they are due and to maximize the return on invested assets within appropriate risk tolerances.

         The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. The Company anticipates contributing approximately $1.5 million in fiscal 2004 to meet minimum funding requirements.

6.       OTHER BENEFIT PLANS

         The Company participates in the SSC sponsored 401(k) Plan (the "Plan"). Employees who attained age twenty-one and completed one year of service could contribute up to thirty percent of their compensation to the Plan on a pre-tax basis, subject to IRS limitations. The Company matches employee deferrals into the Plan - 100% on the first 3% of eligible compensation deferred and 50% on the next 3% of eligible compensation deferred. Eligibility to defer begins after 60 days of employment and matching begins after one year of qualified service. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $5.9 million, $5.8 million and $3.5 million for fiscal years 2003, 2002 and 2001, respectively.

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

         Certain employees of the Company participated in the Schottenstein Stores Corporation Deferred Compensation Plan which is a non-qualified, pre-tax, income deferral plan. The cost of the plan was not material to the consolidated financial statements. Effective January 31, 2003, the plan was terminated.

7.       SHAREHOLDERS' EQUITY

         The Company issued common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The market value of the shares at the date of grant is recorded as deferred compensation expense. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. Deferred compensation is charged to expense on a straight-line basis during the period that the restrictions lapse.

         As of January 31, 2004 and February 1, 2003, the Company had outstanding approximately 251,000 and 418,000 restricted shares, respectively, which are less than 1% of the common shares outstanding and the diluted shares.

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

         On February 2, 2002, the Company issued 2,720,000 performance-based stock options. The vesting period of the performance-based stock options is either eight years or earlier if certain performance criteria are met. As of February 1, 2003, those performance guidelines have not been met; therefore, the stock options are currently being vested over eight years. These stock options have been identified as fixed plans under APB 25; as a result no compensation expense is recorded in fiscal 2003, 2002 or 2001.

         The vesting based on performance criteria is as follows: (A) January 31, 2004 if, for each day of 60-consecutive day period that ends on or before January 31, 2004, the closing price of the Company's common stock is at least $12.00 per share or (B) the last of : (i) any 60-consecutive trading day period that ends after January 31, 2004 and before January 30, 2010 and on each day of which the closing price of the Company's common stock is at least $12.00 per share; or (ii) the Company has achieved at least 95 percent of the earnings before income tax goal that the Board set for each of any three consecutive fiscal years ending after February 2, 2002 and on or before January 30, 2010.

         During fiscal 2003 the Company contingently awarded 990,000 options subject to an Option Price Protection Provision (OPPP). These contingent options were awarded at the greater of market value or $4.50 and are subject to a vesting schedule or a performance vesting formula, as applicable. The OPPP provides that until the Company receives certain approvals from lenders the issue of these options is contingent. Further, if any of these contingent options would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the contingent options that would have vested. Pursuant to an OPPP exercise the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the stock closing price on the New York Stock Exchange on the date of the exercise and the strike price per share. The OPPP does not apply once contingent options are actually granted. Compensation expense for these contingent options was $0.3 million in 2003.

         The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                                                          Year Ended
                                                 ------------------------------------------------------------------
                                                      1/31/04                 2/1/03                  2/2/02
                                                      -------                 ------                  ------
                                                 Shares        WAEP      Shares       WAEP       Shares       WAEP
                                                 ------        ----      ------       ----       ------       ----
Outstanding beginning of year                     8,921       $5.36       3,693       $8.07       2,616       $9.32
Granted                                             833        2.44       6,664        4.30       1,307        8.41
Exercised                                           (20)       3.04          --          --        (108)       8.10
Canceled                                           (468)       8.47      (1,436)       7.38        (122)       9.48

-------------------------------------------------------------------------------------------------------------------
Outstanding end of year                           9,266        4.94       8,921        5.36       3,693        8.07
-------------------------------------------------------------------------------------------------------------------

Options exercisable end of year                   2,845       $6.50       1,651       $8.98       1,595       $9.29

Shares available for additional grants            7,456                   7,821                   3,049

         The following table summarizes information about stock options outstanding as of January 31, 2004 (shares in thousands):

                                                Options Outstanding
                               ------------------------------------------------
                                                     Weighted
                                                      Average                                Options Exercisable
 Range of exercise                                   Remaining                               -------------------
       prices                   Shares             Contract Life          WAEP             Shares          WAEP
-----------------------------------------------------------------------------------------------------------------
$  1.68 -    $ 4.49              1,558                 9 yrs             $ 2.43               294         $ 2.77

$  4.50 -    $10.00              7,333                 8 yrs             $ 5.05             2,209         $ 5.94

$ 10.01-     $21.44                375                 5 yrs             $13.27               342         $13.31

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

10.      INCOME TAXES

         The (benefit) provision for income taxes consists of the following (in thousands):

                                                                                 Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03          2/2/02
------------------------------------------------------------------------------------------------------------
Current:
Federal                                                           $   198          $ 3,523                --
State and local                                                        --              503          $  2,833
------------------------------------------------------------------------------------------------------------
                                                                      198            4,026             2,833
------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                            (1,463)          (2,697)          (16,948)
State and local                                                      (453)            (385)           (2,422)
------------------------------------------------------------------------------------------------------------
                                                                   (1,916)          (3,082)          (19,370)
------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense                                      $(1,718)         $   944          $(16,537)
------------------------------------------------------------------------------------------------------------

         A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

                                                                                 Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
Income tax (benefit) expense at
  federal statutory rate                                          $  (667)          $  500          $(13,376)
Jobs credit                                                        (1,524)            (926)           (1,439)
State and local taxes, net                                            208              641            (2,449)
Non-deductible interest                                               662              370             1,885
Valuation allowance                                                 1,467               --                --
Other                                                              (1,864)             359            (1,158)
------------------------------------------------------------------------------------------------------------
                                                                  $(1,718)          $  944          $(16,537)
------------------------------------------------------------------------------------------------------------

         The components of the net deferred tax asset as of January 31, 2004 and February 1, 2003 are (in thousands):

                                                                                          Year Ended
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Basis differences in inventory                                                   $14,884           $30,184
  Basis differences in property and equipment                                       13,585             5,891
  Deferred compensation                                                              1,009             1,695
  Amortization of lease acquisition costs                                            1,308             1,634
  Acquired assets                                                                    2,036             2,036
  Net operating loss                                                                12,322             9,106
  Federal tax credit                                                                 2,963             1,439
  Contribution carry forward                                                         1,467             1,467
  Valuation allowance                                                               (1,467)               --
  Tenant allowance                                                                   1,478               401
  Capital leases                                                                     1,362             1,812
  Other comprehensive loss                                                           4,008             3,881
  Accrued expenses                                                                  17,198                --
  Other                                                                              2,148             9,500
------------------------------------------------------------------------------------------------------------
                                                                                    74,301            69,046
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Gain/loss                                                                         (2,708)           (1,128)
  State and local taxes                                                             (4,941)           (3,401)
------------------------------------------------------------------------------------------------------------
                                                                                    (7,649)           (4,529)
------------------------------------------------------------------------------------------------------------
  Total net                                                                        $66,652           $64,517
------------------------------------------------------------------------------------------------------------

         The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):

                                                                                          Year Ended
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
------------------------------------------------------------------------------------------------------------
Current deferred tax asset                                                         $44,933           $51,317
Non-current deferred tax asset                                                      21,719            13,200
------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                             $66,652           $64,517
------------------------------------------------------------------------------------------------------------

         The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (Charitable Contribution Carry forwards) which expire in 2006. Therefore, an allowance of $1.5 million is needed at the end of the year.

         The state net operating loss carry forward is approximately $189.8 million and is available to reduce state taxable income from 2006 to 2021. The federal general business tax credit carry forward is approximately $1.4 million which will expire in 2022. In 2002, the Company filed amended tax returns for prior years, which allowed for the recognition of $15.3 million of deferred tax assets, related primarily to net operating losses.

11.      SEGMENT REPORTING

         The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.

         YEAR ENDED JANUARY 31, 2004 (IN THOUSANDS):

                                                                         Filene's
                                    Value City             DSW           Basement          Total
                                    ----------             ---           --------          -----
Net sales                           $1,504,674          $772,631         $316,901        $2,594,206
Operating profit (loss)                  5,716            25,608           (2,923)           28,401
Identifiable assets                    498,048           224,832          141,065           863,945
Capital expenditures                    38,582            21,017            9,102            68,701
Depreciation and
  amortization                          34,698            15,577            6,734            57,009

         YEAR ENDED FEBRUARY 1, 2003 (IN THOUSANDS):

                                                                         Filene's
                                    Value City             DSW           Basement          Total
                                    ----------             ---           --------          -----
Net sales                           $1,518,595          $628,964         $303,160        $2,450,719
Operating profit (loss)                 20,011            13,660           (3,088)           30,583
Identifiable assets                    547,538           183,190          101,071           831,799
Capital expenditures                    26,136            12,260            3,388            41,784
Depreciation and
  Amortization                          46,079             6,801            7,421            60,301

         YEAR ENDED FEBRUARY 2, 2002 (IN THOUSANDS):

                                                                         Filene's
                                    Value City             DSW           Basement          Total
                                    ----------             ---           --------          -----
Net sales                           $1,481,151          $509,375         $293,352        $2,283,878
Operating (loss) profit                (29,553)            4,621            8,588           (16,344)
Identifiable assets                    613,897           232,274           34,140           880,311
Capital expenditures                    14,788            24,542              914            40,244
Depreciation and
  Amortization                          43,141             4,099            7,027            54,267

         The following sets forth sales by each major merchandise category (in thousands):

                                                                               Year Ended
                                                               ---------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
Apparel and ready to wear                                      $1,112,789       $1,144,024        $1,189,938
Hard goods and home furnishings                                   493,511          466,759           376,060
Shoes and other footwear                                          987,906          839,936           717,880
------------------------------------------------------------------------------------------------------------
Total                                                          $2,594,206       $2,450,719        $2,283,878
------------------------------------------------------------------------------------------------------------

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                 QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

         YEAR ENDED JANUARY 31, 2004

                                                   1st Qtr.        2nd Qtr.       3rd Qtr.       4th Qtr.
                                                   05/03/03        08/02/03       11/01/03       01/31/04
                                                   13 Weeks        13 Weeks       13 Weeks       13 Weeks
---------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
    licensed departments                           $588,532        $604,594       $680,639       $720,441
Cost of sales                                      (371,812)       (368,228)      (419,251)      (433,923)
---------------------------------------------------------------------------------------------------------
Gross profit                                        216,720         236,366        261,388        286,518
Selling, general and
   administrative expenses                         (231,041)       (235,875)      (250,575)      (260,710)
License fees and other income                         1,501           1,291          1,454          1,364
---------------------------------------------------------------------------------------------------------
Operating (loss) profit                             (12,820)          1,782         12,267         27,172
Interest expense, net
  Non-related                                        (3,651)         (1,536)        (2,405)        (2,126)
  Related parties                                    (5,932)         (6,533)        (6,191)        (6,191)
---------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                   (22,403)         (6,287)         3,671         18,855
Benefit (provision) for income taxes                  9,230           2,639         (2,770)        (7,381)
---------------------------------------------------------------------------------------------------------
Net (loss) income                                  $(13,173)       $ (3,648)      $    901       $ 11,474
---------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share (2)                $  (0.39)       $ (0.11)       $   0.03       $   0.34
---------------------------------------------------------------------------------------------------------
Diluted (loss) earnings per share (2)              $  (0.39)       $ (0.11)       $   0.03       $   0.25
---------------------------------------------------------------------------------------------------------

         YEAR ENDED FEBRUARY 1, 2003

                                                  1st Qtr.         2nd Qtr.      3rd Qtr.       4th Qtr.
                                                  05/04/02         08/03/02      11/02/02       02/01/03
                                                13 Weeks(1)        13 Weeks    13 Weeks(1)    13 Weeks(1)
---------------------------------------------------------------------------------------------------------
Net sales, excluding sales of
    licensed departments                        $   585,912        $569,062    $   616,990    $   678,755
Cost of sales                                      (362,725)       (345,463)      (383,921)      (422,520)
---------------------------------------------------------------------------------------------------------
Gross profit                                        223,187         223,599        233,069        256,235
Selling, general and
   administrative expenses                         (223,270)       (219,344)      (231,241)      (239,057)
License fees and other income                         2,162           2,431          1,257          1,555
---------------------------------------------------------------------------------------------------------
Operating profit                                      2,079           6,686          3,085         18,733
Interest expense, net
    Non-related                                      (4,753)         (3,957)        (3,247)        (2,952)
    Related parties                                  (1,585)         (3,906)        (5,518)        (6,575)
---------------------------------------------------------------------------------------------------------
(Loss) income before cumulative effect of
    accounting change and income taxes               (4,259)         (1,177)        (5,680)         9,206
Benefit (provision) for income taxes                  1,564             451          2,184         (3,874)
---------------------------------------------------------------------------------------------------------
(Loss) income before cumulative
    effect of accounting change                      (2,695)           (726)        (3,496)         5,332
---------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change,
   net of income taxes                               (2,080)             --             --             --
---------------------------------------------------------------------------------------------------------
Net (loss) income                               $    (4,775)       $   (726)   $    (3,496)   $     5,332
---------------------------------------------------------------------------------------------------------

Basic and diluted (loss) earnings per share:
  Basic
    (Loss) income before cumulative
      effect of accounting change               $     (0.08)        $ (0.02)   $     (0.10)   $      0.16
    Cumulative effect of accounting change,
       net of income taxes                            (0.06)             --             --             --
---------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share (2)             $     (0.14)        $ (0.02)    $    (0.10)   $      0.16
---------------------------------------------------------------------------------------------------------
  Diluted
    (Loss) income before cumulative
      effect of accounting change               $     (0.08)        $ (0.02)    $    (0.10)   $      0.12
    Cumulative effect of accounting change,
      net of income taxes                             (0.06)             --             --             --
---------------------------------------------------------------------------------------------------------
Diluted (loss) profit earnings per share (2)    $     (0.14)        $ (0.02)    $    (0.10)   $      0.12
---------------------------------------------------------------------------------------------------------

         (1) The results of operations for the quarters ended 5/4/02, 11/2/02 and 2/1/03 include charges for employee severance of $1.7 million, $1.4 million and $2.8 million, respectively. The quarter ended 02/01/03 includes the full period amortization of the debt discount of $1.1 million.

         (2) (Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and my not necessarily be equal to the full year per share amount.

14.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

         A supplemental schedule of non-cash investing and financing activities is presented below:

                                                                                 Year Ended
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                                                        $34,070          $30,319           $26,788

  Income taxes                                                    $ 2,298           $7,324            $2,757

Issuance of warrants                                                   --           $6,074                --

         In June 2002, the Company issued warrants with a fair market value of $6,074,000, using the Black Scholes model, to the holders of to the Term Loan C Lenders to purchase 2,954,792 shares of common stock at the initial exercise price of $4.50 per share, subject to adjustment. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants.

                              RETAIL VENTURES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

COLUMN A                                 COLUMN B                   COLUMN C                    COLUMN D           COLUMN E
--------                                 --------                   --------                    --------           --------
                                        Balance at        Charge to           Charges to                          Balance at
                                         Beginning        Costs and             Other                                 End
Description                              of Period         Expenses          Accounts (1)    Deductions (2)       of Period
----------------------------------------------------------------------------------------------------------------------------
Allowance deducted from asset to
which it applies:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year Ended:
       02/02/02                         $      992        $   4,829          $    165        $    4,193          $ 1,793
       02/01/03                              1,793               10                --               907              896
       01/31/04                                896               33                --               103              826

ALLOWANCE FOR MARKDOWNS:
    Year Ended:
       02/02/02                             54,082           22,698             3,451            46,691           33,540
       02/01/03                             33,540            8,594                --             9,659           32,475
       01/31/04                             32,475            6,569                --             4,859           34,185

ALLOWANCE FOR SALES RETURNS:
    Year Ended:
       02/02/02                              1,866            1,676                78             1,272            2,348
       02/01/03                              2,348              528                --               614            2,262
       01/31/04                              2,262              963                --                15            3,210

STORE CLOSING RESERVE:
    Year ended:
       02/02/02                              1,043               --                --               428              615
       02/01/03                                615            1,099                --             1,190              524
       01/31/04                                524              598                --                --            1,122

(1) The charges to other accounts represent balances resulting from the acquisitions of VCM in fiscal 2001.

(2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS
            Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
  No.                                    Description
-------    ----------------------------------------------------------------------------
2.1        Agreement and Plan of Merger among Value City Department Stores, Inc.,
           Retail Ventures, Inc. and Value City Merger Sub, Inc., effective as of
           October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K
           (file no. 1-10767) filed on October 8, 2003.

3.1        Amended and Restated Articles of Incorporation of the Company.
           Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767)
           filed on October 8, 2003.

3.2        Amended and Restated Code of Regulations of the Company. Incorporated by
           reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on
           October 8, 2003.

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

10.4 Company's Amended and Restated 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration
           Statement (file no. 333-45852) filed October 16, 2003.

10.5       Company's Employee Stock Purchase Plan. Incorporated by reference to
           Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file
           no. 33-46221) filed October 16, 2003.

10.6       Value City Department Stores, Inc.'s Board of Directors Resolutions
           dated as of July 6, 1992, adopting the terms of the Value City
           Department Stores, Inc. 1992 Officer/Key Employee Stock Bonus Plan.
           Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8
           Registration Statement (file no. 33-50198) filed October 16, 2003.

10.7 Form of Company's 1992 Bonus Share Agreement. Incorporated by reference to Exhibit 4(b) to Amendment No. 1 to Form S-8 Registration Statement
           (file no. 33-50198) filed October 16, 2003.

10.8       Form of Depository Agreement. Incorporated by reference to Exhibit 4(c)
           to Amendment No. 1 to Form S-8 Registration Statement (file no 33-40198)
           filed October 16, 2003.

10.9       Company's Amended and Restated 2000 Stock Incentive Plan. Incorporated
           by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration
           Statement (file no. 333-100398) filed on October 16, 2003.

10.10      Company's Amended and Restated Non-Employee Director Stock Option Plan.
           Incorporated by reference to Exhibit 4(a) to Form S-8 Registration
           Statement (file no. 333-45856) filed October 16, 2003.

10.11 Master Warehouse Lease, dated April 25, 1991, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10 to Registration
           Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.11.1    First Amendment to Master Warehouse Lease, dated February 1992, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10.1 to Form
           S-1 Registration Statement (file no. 33-47252) filed April 16, 1992.

10.11.2    Second Amendment to Master Warehouse Lease, dated June 1993, between the
           Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10.2 to Form
           10-K (file no. 1-10767) filed October 26, 1993.

10.12 Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re three stores. Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13 Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re one warehouse, with underlying lease, dated July
           15, 1981, between SSC, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (file no. 33-40214) filed April
           29, 1991.

10.14 Lease, dated July 7, 1987, between the Company, by assignment from SSC, as lessee, and Schottenstein Trustees, an affiliate of SSC, as lessor, re one store. Incorporated by reference to Exhibit 10.13 to Amendment
           No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June
           6, 1991.

10.15      Lease, dated June 28, 1989, between the Company, by assingment from SSC, as lessee, and Southeast Industrial Park Realty Company, an affiliate of
           SSC, as lessor, re one warehouse. Incorporated by reference to Exhibit
           10.14.1 to Registration Statement on Form S-1 (file no. 33-40214) filed
           April 29, 1991.

10.16      Lease, dated October 27, 1989, between the Company, by assignment from
           SSC, as lessee, and Southeast Industrial Park Realty Company, an affiliate of SSC, as lessor, re one warehouse. Incorporated by reference to Exhibit 10.14.2 to Registration Statement on Form S-1 (file no.
           33-40214) filed April 29, 1991.

10.17 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration
           Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.18      Sublease, dated April 25, 1991, between the Company, as sublessor, and
           SSC, as sublessee, re Baltimore, MD (Westview) furniture store location.
           Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.19      Sublease, dated April 25, 1991, between the Company, as sublessor, and
           SSC, as sublessee, re Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1
           (file no. 33-40214) filed April 29, 1991.

10.20 Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration
           Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.21      Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration
           Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.22 Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC dated April 25, 1991, as sublessee, and SSC, as sublessor, re
           Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.23 Form of Restricted Stock Agreement, dated 1992, between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.24      Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re South Bend, IN store. Incorporated by reference to Exhibit
           10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.25      Lease, dated January 27, 1992, between the Company, as lessee, and
           J.A.L. Realty Company, an affiliate of SSC, as lessor, re 3080 Alum
           Creek warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K
           (file no.1-10767) filed October 22, 1992.

10.25.1 Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re 3080 Alum Creek warehouse. Incorporated by reference to
           Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.26      Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L.
           Realty Company, an affiliate of SSC, as lessor, re 3232 Alum Creek warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file
           no.1-10767) filed October 22, 1992.

10.27      Lease, dated October 26, 1993 between the Company, as lessee, and J.A.L.
           Realty Company, as lessor, re 2560 Valuway, Columbus, OH. Incorporated by reference to Exhibit 10.33 to Form 10-K (file no.1-10767) filed March
           14, 1994.

10.27.1    Lease Modification Agreement dated June 16, 1995 to lease, dated October
           26 1993, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re 2560 Valuway, Columbus, OH. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no.1-10767) filed
           October 27, 1995.

10.28 Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re 19 acres.
           Incorporated by reference to Exhibit 10.35 to Form 10-K (file no.
           1-10767) filed October 26, 1994.

10.29      Agreement of Lease dated September 1, 1994, between Company, as tenant, and Jubilee Limited Partnership, as landlord, re Carol Stream, IL store.
           Incorporated by reference to Exhibit 10.36 to Form 10-Q (file no.
           1-10767) filed December 12, 1994.

10.30      Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, as landlord, re Hobart, IN store.
           Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no.
           1-10767) filed December 12, 1994.

10.31      Agreement of Lease, dated February 10, 1995, between the Company, as tenant, and Jubilee Limited Partnership, as landlord, re Gurnee Mills,
           IL store. Incorporated by reference to Exhibit 10.38 to Form 10-Q, (file
           no. 1-10767) filed March 14, 1995.

10.32 Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, as landlord, re Westland, MI store.
           Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no.
           1-10767) filed March 14, 1995.

10.33 Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, as landlord, re Taylor, MI store.
           Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no.
           1-10767) filed March 14, 1995.

10.34 Sublease, dated December 28, 1994, between the Company, as subtenant, and Shonac Corporation, as sublandlord, re Alum Creek Drive warehouse space. Incorporated by reference to Exhibit 10.41 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.35 Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne LLC, as lessor. Incorporated by reference to Exhibit
           10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.36 Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, as landlord, re
           Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form
           10-Q (file no. 1-10767) filed December 12, 1995.

10.37      Sublease and Occupancy Agreement, dated December 15, 1995, between the
           Company, SSC and SSC, dba Value City Furniture, re Louisville, KY
           (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.38      Agreement of Lease, dated March 13, 1996, between the Company, as tenant, and Jubilee Limited Partnership, as landlord, re Saginaw, MI store. Incorporated by reference to Exhibit 10.47 to Form 10-Q (file no.
           1-10767) filed March 19, 1996.

10.39      Agreement of Lease, dated 1996 between the Company, as tenant, and SSC, as landlord, re the Melrose Park, IL store. Incorporated by reference to
           Exhibit 10.49 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.40 Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., as landlord, re the Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.41      Lease, dated 1998, between the Company, as lessee, and Jubilee Limited
           Partnership, as lessor, re River Oaks West Shopping Center, Calumet
           City, IL. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.42 Lease, dated September 29, 1998 between the Company, as tenant, and Valley Fair Irvington, LLC, as landlord, re Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed
           April 30, 1999.

10.43      Lease, dated March 22, 2000 between East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April
           28, 2000.

10.44*     Lease, dated August 30, 2002 by and between Jubilee Limited Partnership, an Ohio limited partnership (an affiliate of SSC) and Shonac
           Corporation, re: Troy, MI DSW store.

10.45*     Lease, dated July 31, 2003 by and between JLPK-Dale Mabry, LLC, a
           Delaware limited liability company (an affiliate of SSC) and Shonac
           Corporation, re: Tampa, FL DSW store.

10.46*     Lease, dated October 8, 2003 by and between Jubilee Limited
           Partnership, an Ohio limited partnership (an affiliate of SSC) and Shonac Corporation, re: Denton, TX DSW store.

10.47* Lease, dated October 28, 2003 by and between JLP-RICHMOND LLC, an Ohio limited liability company (an affiliate of SSC) and Shonac Corporation, Richmond, VA DSW store.

10.48 Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 to Form 10-K
           (file no. 1-10767) filed May 4, 2001.

10.49 Employment Agreement dated February 3, 2002 between John C. Rossler and the Company. Incorporated by reference to Exhibit 10 to Form 10-Q (file no. 1-10767) filed September 12, 2002.

10.50      Employment Agreement, dated February 3, 2002, between Edwin J. Kozlowski and the Company. Incorporated by reference to Exhibit 10.43 to Form 10-K
           (file no. 1-10767) filed May 1, 2003.

10.51*     Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company.

10.52      Loan and Security Agreement, dated as of June 11, 2002, between the
           Company, as Borrowers, and National City Commercial Finance, Inc., as
           Administrative Agent for the ratable benefit of the Revolving Credit
           Lenders. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.52.1    First Amendment to Loan and Security Agreement, dated as of October 7,
           2003, between Value City Department Stores, Inc., as Agent for the
           Borrowers, and National City Commercial Finance, Inc., as Administrative
           Agent for the ratable benefit of the Revolving Credit Lenders.
           Incorporated by reference to Exhibit 10(a) to Form 8-K (file No.
           1-10767) filed October 8, 2003.

10.53 Financing Agreement, dated as of June 11, 2002, by and among the Company, as Borrowers and Cerberus Partners, L.P. and the Lenders from time to time party hereto. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.53.1    First Amendment to the Financing Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., Shonac Corporation, DSW
           Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene's Basement,
           Inc., GB Retailers, Inc., Value City Limited Partnership, Value City of
           Michigan, Inc., J.S. Overland Delivery, Inc., Value City Department
           Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road
           LP, Inc., Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail
           Ventures Services, Inc., and Retail Ventures Imports, Inc. (formerly known as VC Acquisition, Inc.) and Cerberus Partners, L.P., as agent for the Lenders. Incorporated by reference to Exhibit 10(b) to Form 8-K
           (file No. 1-10767) filed October 8, 2003.

10.54      Amended and Restated Senior Convertible Loan Agreement, dated as of June
           11, 2002 by and among Value City Department Stores, Inc., as Borrower,
           Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores,
           Inc., VCM, Ltd., Filene's Basement, Inc., GB Retailers, Inc., J.S.
           Overland Delivery, Inc., Value City Department Stores Services, Inc.,
           Value City Limited Partnership, Value City of Michigan, Inc.,
           Westerville Road GP, Inc. and Westerville Road LP, Inc., as guarantors, the Lenders from time to time party hereto, as Lenders, and
           Schottenstein Stores Corporation, as Agent. Incorporated by reference to
           Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.54.1    Amendment No. 1 to Amended and Restated Senior Convertible Loan
           Agreement, dated June 11, 2002 by and among Value City Department
           Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc.,
           Gramex Retail Stores, Inc., VCM, Ltd., Filene's Basement, Inc., GB
           Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department
           Stores Services, Inc., Value City Limited Partnership, Value City of
           Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc.,
           as Guarantors, the Lenders from time to time party hereto, as Lenders, and Schottenstein Stores Corporation, as Agent. Incorporated by
           reference to Exhibit 10.3.1 to Form 10-Q (file no. 1-10767) filed June
           18, 2002.

10.54.2    Amendment No. 2 to Amended and Restated Senior Convertible Loan
           Agreement dated as of October 7, 2003, by and among Value City
           Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc.,
           Gramex Retail Stores, Inc., Filene's Basement, Inc., GB Retailers, Inc.,
           Value City Limited Partnership, Value City of Michigan, Inc., J.S.
           Overland Delivery, Inc., Value City Department Stores Services, Inc.,
           Westerville Road GP, Inc. and Westerville Road LP, Inc., Retail
           Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services,
           Inc., and Retail Ventures Imports, Inc. (formerly known as VC
           Acquisition, Inc.) and Cerberus Partners, L.P., as agent for the
           Lenders. Incorporated by reference to Exhibit 10(c) to Form 8-K (file
           No. 001-10767) filed October 8, 2003.

10.55      Amended and Restated Registration Right Agreement, dated as of June 11,
           2002 by and among Value City Department Stores, Inc. and Cerberus
           Partners, L.P. and Schottenstein Stores Corporation. Incorporated by
           reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed June 18,
           2002.

10.56      Form of Common Stock Purchase Warrants issued to Cerberus Partners, L.P.
           and Schottenstein Stores Corporation. Incorporated by reference to
           Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

21*        List of Subsidiaries

23*        Consent of Deloitte & Touche LLP

24*        Power of Attorney

31.1*      Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2*      Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

32.1*      Section 1350 Certification - Principal Executive Officer

32.2*      Section 1350 Certification - Principal Financial Officer

*      Filed herewith.