Form 10-Q
period 2004-05-01
RETAIL VENTURES INC
filed 2004-06-07
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 1, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767
                                                -------

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                   20-0090238
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

 3241 Westerville Road, Columbus, Ohio                       43224
-------------------------------------------     --------------------------------
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

The number of outstanding Common Shares, without par value, as of June 2, 2004 was 34,014,656.

                              RETAIL VENTURES, INC.
                                TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at May 1, 2004
                  and January 31, 2004....................................................        3

              Condensed Consolidated Statements of Operations for the
                  three months ended May 1, 2004 and May 3, 2003..........................        4

              Condensed Consolidated Statements of Shareholders' Equity
                  at May 1, 2004 and January 31, 2004.....................................        5

              Condensed Consolidated Statements of Cash Flows
                  for the three months ended May 1, 2004 and May 3, 2003..................        6

              Notes to Condensed Consolidated Financial Statements........................        7

    Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................       14

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................       24

    Item 4.   Controls and Procedures.....................................................       24

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings...........................................................       25

    Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities....................................................       25

    Item 3.   Defaults Upon Senior Securities.............................................       25

    Item 4.   Submission of Matters to a Vote of Security Holders.........................       25

    Item 5.   Other Information...........................................................       25

    Item 6.   Exhibits and Reports on Form 8-K............................................       25

Signature.................................................................................       26

Index to Exhibits.........................................................................       27

    Exhibit     31.1......................................................................       28
    Exhibit     31.2......................................................................       30
    Exhibit     32.1......................................................................       32
    Exhibit     32.2......................................................................       33

                              RETAIL VENTURES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              May 1,        January 31,
                                                               2004             2004
                                                           ------------     ------------
ASSETS
Cash and equivalents                                       $     13,679     $     14,226
Accounts receivable, net                                         10,078            8,969
Receivables from related parties                                  1,014              137
Inventories                                                     468,970          420,338
Prepaid expenses and other assets                                20,262           10,651
Deferred income taxes                                            50,146           44,933
                                                           ------------     ------------
Total current assets                                            564,149          499,254
                                                           ------------     ------------

Property and equipment, net                                     253,943          251,818

Goodwill                                                         37,619           37,619
Tradenames and other intangibles, net                            46,612           43,638
Other assets                                                     31,430           31,616
                                                           ------------     ------------
                                                           $    933,753     $    863,945
                                                           ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                           $    200,777     $    147,771
Accounts payable to related parties                                 933            3,335
Accrued expenses                                                113,815          112,550
Current maturities of long-term obligations                         672              741
                                                           ------------     ------------
Total current liabilities                                       316,197          264,397
                                                           ------------     ------------

Long-term obligations, net of current maturities
  Non-related                                                   169,582          154,724
  Related parties                                               172,722          172,216
Other noncurrent liabilities                                     59,864           55,841
Commitments and contingencies                                        --               --

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 34,014,707 and
  33,990,707 shares, respectively                               143,150          143,077
Warrants                                                          6,074            6,074
Retained earnings                                                72,774           74,321
Deferred compensation expense, net                                 (540)            (635)
Treasury shares, at cost, 7,551 shares                              (59)             (59)
Accumulated other comprehensive loss                             (6,011)          (6,011)
                                                           ------------     ------------
                                                                215,388          216,767
                                                           ------------     ------------
                                                           $    933,753     $    863,945
                                                           ------------     ------------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                Three months ended
                                                           -----------------------------
                                                              May 1,           May 3,
                                                               2004             2003
                                                           ------------     ------------
Net sales, excluding sales of licensed departments         $    646,300     $    588,532
Cost of sales                                                  (386,867)        (371,812)
                                                           ------------     ------------
Gross profit                                                    259,433          216,720

Selling, general and administrative expenses                   (255,259)        (231,041)
License fees and other income                                     1,557            1,501
                                                           ------------     ------------
Operating profit (loss)                                           5,731          (12,820)

Interest expense, net
   Non-related                                                   (2,149)          (3,651)
   Related parties                                               (6,191)          (5,932)
                                                           ------------     ------------
Loss before income taxes                                         (2,609)         (22,403)
Benefit for income taxes                                          1,062            9,230
                                                           ------------     ------------

Net loss                                                   $     (1,547)    $    (13,173)
                                                           ============     ============

Basic and diluted loss per share:
Net loss                                                   $      (0.05)    $      (0.39)
                                                           ------------     ------------

Shares used in per share calculations:
   Basic                                                         33,860           33,712
   Diluted                                                       33,860           33,712

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                              Number of Shares
                              ----------------                                                             Accumulated
                                       Common                                     Deferred                    Other
                            Common    Shares      Common             Retained   Compensation   Treasury   Comprehensive
                            Shares  in Treasury   Shares   Warrants  Earnings      Expense      Shares         Loss         Total
                            ------  -----------  --------  --------  --------   ------------   --------   -------------   --------
BALANCE, JANUARY 31, 2004   33,991       8       $143,077  $  6,074  $ 74,321   $       (635)  $    (59)  $      (6,011)  $216,767

Net loss                                                               (1,547)                                              (1,547)
Exercise of stock options       24                     73                                                                       73
Amortization of deferred
 compensation expense                                                                     95                                    95
                            ------     -----     --------  --------  --------   ------------   --------   -------------   --------
BALANCE, MAY 1, 2004        34,015       8       $143,150  $  6,074  $ 72,774   $       (540)  $    (59)  $      (6,011)  $215,388

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three months ended
                                                           -----------------------------
                                                              May 1,           May 3,
                                                               2004             2003
                                                           ------------     ------------

Cash flows from operating activities:
Net loss                                                   $     (1,547)    $    (13,173)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
Amortization of discount on debt                                    506              497
Amortization of deferred compensation                                95               96
Depreciation and amortization                                    13,269           13,804
Deferred income taxes and other noncurrent liabilities           (4,507)          13,025
Loss on disposal of asset                                           727                7
Change in working capital, assets and liabilities:
     Receivables                                                 (1,986)         (13,804)
     Inventories                                                (48,632)         (63,067)
     Prepaid expenses and other assets                           (9,239)           3,866
     Accounts payable                                            50,604           48,221
     Accrued expenses                                             1,260          (27,576)
                                                           ------------     ------------
Net cash provided by (used in) operating activities                 550          (38,104)
                                                           ------------     ------------

Cash flows from investing activities:
Capital expenditures                                            (14,018)         (10,847)
Proceeds from sale of assets                                         17               13
Other assets and acquisitions                                    (4,034)              --
Proceeds from lease incentives                                    2,076            1,904
                                                           ------------     ------------
Net cash used in investing activities                           (15,959)          (8,930)
                                                           ------------     ------------

Cash flows from financing activities:
Principal payments of capital lease obligations
     and other debt                                                (211)            (201)
Net increase in revolving credit facility                        15,000           65,000
Proceeds from issuance of common shares                              73               --
                                                           ------------     ------------
Net cash provided by financing activities                        14,862           64,799
                                                           ------------     ------------

Net (decrease) increase in cash and equivalents                    (547)          17,765
Cash and equivalents, beginning of period                        14,226           11,059
                                                           ------------     ------------
Cash and equivalents, end of period                        $     13,679     $     28,824
                                                           ------------     ------------

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BUSINESS OPERATIONS

      Retail Ventures, Inc. and its wholly owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City Department Stores ("Value City") and Filene's Basement, Inc. ("Filene's Basement") segments operate full-line, off-price department stores. The DSW Shoe Warehouse, Inc. ("DSW") segment sells better-branded off-price shoes and accessories. As of May 1, 2004, there is a total of 116 Value City Department Stores located principally in the Midwestern, Eastern and Southern states, 151 DSW stores located throughout the United States and 24 Filene's Basement stores located primarily in major metropolitan areas.

      On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, Inc., an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures, Inc.

      In connection with the reorganization, holders of common shares of Value City became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was effected by a merger which was previously approved by the Company's shareholders. Since October 8, 2003, the Company's common shares have been listed for trading under the ticker symbol "RVI" on the New York Stock Exchange.

      VALUE CITY. We operate a chain of 116 off-price department stores located in the Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

      DSW. We operate a chain of 151 DSW stores located throughout the United States. The DSW stores are upscale shoe stores offering a wide selection of branded dress and casual footwear below traditional retail prices. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates licensed shoe departments in most Value City and Filene's Basement stores. Results of operations of the licensed shoe departments are included with the Value City and Filene's Basement segments. Shonac Corporation has also entered into agreements to supply merchandise to third parties' shoe departments. Results are included with the DSW segment and represent substantially all of the leased operations of the segment.

      FILENE'S BASEMENT. We operate 24 Filene's Basement stores located primarily in major metropolitan areas such as Boston, New York City, Atlanta, Chicago and Washington, D.C. Filene's Basement focuses on providing the top tier brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    BASIS OF PRESENTATION

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

3.    TRADENAMES AND OTHER INTANGIBLES

      The Company acquired during the three months ended May 1, 2004, the "Leslie Fay" tradename for approximately $4.0 million. The anticipated life of the amortizing asset has been initially assigned 15 years.

4.    PENSION BENEFIT PLANS

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

      The components of net periodic benefit cost are comprised of the following (in thousands):

                                                                Three Months Ended
                                                           -----------------------------
                                                           May 1, 2004      May 3, 2003
                                                           ------------     ------------
Service cost                                               $         11     $          9
Interest cost                                                       350              323
Expected return on plan assets                                     (359)            (321)
Amortization of transition (asset) obligation                        (9)             (19)
Amortization of net loss                                            145              149
                                                           ------------     ------------
Net periodic benefit cost                                  $        138     $        141
                                                           ------------     ------------

      The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. The Company had anticipated contributing approximately $1.5 million in fiscal 2004 to meet minimum funding requirements but due to passing of recent legislation in April 2004 the anticipated funding requirement will be approximately $0.9 million in fiscal 2004.

5.    SHAREHOLDERS' EQUITY

      On September 26, 2002, the Company issued 2,954,792 warrants ("Warrants") to purchase common shares, at an initial exercise price of $4.50 per share, to Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC (the "Term Loan C Lenders"). The Warrants are exercisable at any time prior to June 11, 2012. The Company

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

      The number of shares issuable varies upon the occurrence of the following:
      (i) the issuance of additional common shares without consideration or for a consideration per share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding common shares into a lesser number of shares; (iv) the issuance or sale of additional shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into common shares; and/or (vi) the exchange of shares in a merger or other business combination.

      $75 Million Senior Subordinated Convertible Loan - Related Parties

      The Company amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 (the "Convertible Loan"). As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At the Company's option, interest may be paid-in-kind ("PIK"), from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the Convertible Loan is added to the outstanding principal balance, on a quarterly basis and is payable in cash upon the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment until June 11, 2007. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

      The Convertible Loan is convertible at the option of the holders into common shares of the Company and has a conversion price of $4.50. The maturity date is June 10, 2009.

6.    EARNINGS PER SHARE

      Basic earnings per share are based on the net loss and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net loss adjusted to remove the effect of

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      interest, adjusted for tax, on the convertible debt. For the three months ended May 1, 2004 and May 3, 2003 all potentially dilutive instruments: stock options, warrants and convertible debt, were anti-dilutive.

7.    VALUATION ACCOUNT

      Reserves established and used for severance costs are as follows (in thousands):

                                                        Twelve months
                                                           ended
                                                      ----------------
                                                      January 31, 2004
                                                      ----------------
Balance at beginning of period                        $          3,996
Provisions to establish reserves                                    --
Reductions for intended purposes                                (3,996)
                                                      ----------------
Balance at end of period                                            --
                                                      ----------------

8.    ADOPTION OF ACCOUNTING STANDARDS

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

      In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      ended May 1, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

      Comprehensive loss represents net loss plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statement of Operations. The components of comprehensive loss, net of tax are as follows (in thousands):

                                                                Three months ended
                                                           -----------------------------
                                                           May 1, 2004      May 3, 2003
                                                           ------------     ------------
Net loss                                                   $     (1,547)    $    (13,173)
Net unrealized gain on
   derivative financial instruments
   net of income tax                                                 --              620
                                                           ------------     ------------
Other comprehensive loss                                   $     (1,547)    $    (12,553)
                                                           ------------     ------------

      The balance sheet caption accumulated other comprehensive loss of $6.0 million at May 1, 2004 and January 31, 2004, respectively. Such loss relates to the minimum pension liability, net of income tax.

      The Company's interest rate swap expired during the three months ended May 3, 2003 and was not renewed.

10.   STOCK BASED COMPENSATION

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

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                           -----------------------------
                                                           May 1, 2004      May 3, 2003
                                                           ------------     ------------
Net loss, as reported                                      $     (1,547)    $    (13,173)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of tax                                           (651)          (1,029)
                                                           ------------     ------------
Pro forma net loss                                         $     (2,198)    $    (14,202)
                                                           ------------     ------------

Loss per share:
    Basic and diluted as reported                          $      (0.05)    $      (0.39)
    Basic and diluted pro forma                            $      (0.06)    $      (0.42)

11.   TAX VALUATION

      The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. For the three months ended May 1, 2004, no additional allowance has been provided. During the previous fiscal year ended January 31, 2004 an allowance of $1.5 million was provided for as the Company determined that there was a probability that future taxable income may not be sufficient to fully utilize deferred tax assets.

      The tax rate of 40.7% reflects the impact of the non-deductible warrant amortization included for book income but not tax.

12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

                                                                Three months ended
                                                           -----------------------------
                                                              May 1,           May  3,
                                                               2004             2003
                                                           ------------     ------------
Cash paid during the period for:
    Interest
        Non-related                                        $      1,222     $      4,930
        Related parties                                           5,375            5,336

    Income taxes                                           $      5,523     $        556

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.   SEGMENT REPORTING

      The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating (loss) profit, which is defined as income before interest expense and income taxes.

      Three-month period ended May 1, 2004 (in thousands):

                                                                         Filene's
                                        Value City         DSW           Basement         Total
                                       ------------    ------------    ------------    ------------
Net sales                              $    339,096    $    227,277    $     79,927    $    646,300
Operating (loss) profit                      (4,361)         12,990          (2,898)          5,731
Identifiable assets                         492,374         302,157         139,222         933,753
Capital expenditures                          4,114           5,558           4,346          14,018
Depreciation and amortization                 7,273           4,304           1,692          13,269

      Three-month period ended May 3, 2003 (in thousands):

                                                                         Filene's
                                        Value City         DSW           Basement         Total
                                       ------------    ------------    ------------    ------------
Net sales                              $    342,894    $    183,051    $     62,587    $    588,532
Operating (loss) profit                     (13,354)          2,601          (2,067)        (12,820)
Identifiable assets                         544,964         256,571         108,380         909,915
Capital expenditures                          4,026           6,193             628          10,847
Depreciation and amortization                 9,098           3,105           1,601          13,804

14.   COMMITMENTS AND CONTINGENCIES

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

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Annual Report on Form 10-K for the year ended January 31, 2004, or contained in other filings with the Securities and Exchange Commission or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. These same factors could cause our future financial performance in fiscal 2004 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These factors include: decline in demand for our merchandise, our ability to achieve our business plans, expected cash flow from operations, vendor and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, marketing strategies, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in existing or potential duties, tariffs or quotas, paper and printing costs, the ability to hire and train associates and development of management information systems.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended January 31, 2004 that is filed with the Securities and Exchange Commission, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

      - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $38.4 million on May 1, 2004 and $34.2 million at the end of fiscal 2003.

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

            For the three months ended May 1, 2004 we recorded an impairment of $0.7 million related to the Value City segment for store assets. For the period ended May 3, 2003, we recorded no impairments related to long-lived assets.

            We believe at this time that the remaining long-lived assets' carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

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

      - Pension. The obligations and related assets of defined benefit retirement plans are included in the Company's Annual Report on Form 10-K Notes to Condensed Consolidated Financial Statements for the year ended January 31, 2004. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At May 1, 2004, the actual assumption of our plans has remained unchanged from our Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission. To the extent actual results vary from assumptions, earnings would be impacted.

      - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. The "Reward Your Style" program is designed to promote customer

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within one year. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. Accrued liability as of May 1, 2004 and January 31, 2004 was $3.0 million and $3.0 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

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

                                                 Three months ended (1)
                                               --------------------------
                                               May 1, 2004    May 3, 2003
                                               -----------    -----------
Net sales, excluding sales of
     licensed departments                         100.0%         100.0%
Cost of sales                                     (59.9)         (63.2)
                                                  -----          -----
Gross profit                                       40.1           36.8
Selling, general and administrative
     expenses                                     (39.5)         (39.3)
License fees and other income                       0.3            0.3
                                                  -----          -----
Operating profit (loss)                             0.9           (2.2)

Interest expense, net                              (1.3)          (1.6)
                                                  -----          -----
Loss before income taxes                           (0.4)          (3.8)
Benefit for income taxes                            0.2            1.6
                                                  -----          -----
Net loss                                           (0.2)%         (2.2)%
                                                  -----          -----

(1) Because of the seasonal nature of our retail business cycle, the results of operations for the 13 weeks ended May 1, 2004 and May 3, 2003 (which do not include the Christmas holiday season) are not necessarily indicative of such results for the fiscal year.

THREE MONTHS ENDED MAY 1, 2004 COMPARED TO THREE MONTHS ENDED MAY 3, 2003

Net sales increased $57.8 million, or 9.8%, from $588.5 million to $646.3 million. Comparable store sales increased 4.2% and were by segment:

                                                     Three months ended
                                                 --------------------------
                                                 May 1, 2004    May 3, 2003
                                                 -----------    -----------
Value City Department Stores                         (1.1)%         (4.0)%
DSW                                                  10.6%          (3.6)%
Filene's Basement                                    15.8%          (8.1)%
                                                     ----           ----
Total                                                 4.2%          (4.4)%
                                                     ----           ----

Value City comparable stores sales for the quarter were negative 1.1% due to a weaker Easter selling season. DSW and Filene's Basement sales increased for the same period above expectations due to early presentation of spring merchandise and improved merchandise mix in the stores. Comparative sales for the segments were compared against the prior year's weak retail environment and severe weather conditions that existed in our market areas.

Value City's sales decreased $3.8 million to $339.1 million, a 1.1% decrease in the quarter. The decrease in comparable sales is comprised of a decrease in non-apparel hardlines of (0.8)%, a

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

decrease in apparel of (1.8)% and an increase of 0.9% in jewelry. The merchandise categories of men's and ladies had decreases of (1.8%) and (4.9%), respectively while children's increased 7.1%. Shoe sales in the Value City segment were a positive 0.5% in the quarter.

DSW segment sales were $227.3 million a 24.2% increase in the quarter which includes a net increase of 22 stores over the comparable period along with the comparable store sales increase of 10.6%. The women's categories of dress, casual and sandals and the accessories category had favorable results in the period. During the quarter we had a net decrease of 10 leased shoe departments due to store reductions under the supply agreement.

Filene's Basement sales increased 27.7% in the quarter to $79.9 million which includes a net increase of 4 stores over the prior year's period and comparable store sales increased 15.8%. Merchandise categories of men's, ladies and children's had comparative increases of 15.5%, 10.3% and 37.4%, respectively, while other categories of jewelry, shoes and home had increases of 9.6%, 22.9% and 7.5%, respectively.

Gross profit, as a percentage of sales, increased to 40.1% compared to 36.8% for the prior year. The increase in our overall margin rate is attributable to higher initial markups in Value City, DSW and Filene's Basement operations. The Value City segment improved average unit retail and initial retail markup to obtain the gross margin increase. The improvement in comparative sales in DSW and Filene's Basement segments reduced the need for promotional markdowns during the period. Total gross profit increased $42.7 million to $259.4 million or 19.7%. Gross profit, as a percent of sales by segment in the first quarter, was:

                                          Three months ended
                                      --------------------------
                                      May 1, 2004    May 3, 2003
                                      -----------    -----------
Value City Department Stores             39.0%          36.6%
DSW                                      43.5%          38.6%
Filene's Basement                        35.4%          32.8%
                                         ----           ----
Total                                    40.1%          36.8%
                                         ----           ----

Selling, general and administrative expenses ("SG&A") increased $24.2 million from $231.0 to $255.3 million. Approximately, $3.6 million is associated with the pre-opening expenses for 9 new DSW stores and the 3 new Filene's Basement stores since year end. Total SG&A expense associated with stores opened subsequent to May 3, 2003 and through May 1, 2004 was $13.3 and represents approximately 55% of the increase in SG&A expense. Other costs increasing from the previous year include employee related health and welfare costs for medical and retirement. As a percentage of sales SG&A was 39.5% compared to 39.3% in the 1st quarter of 2003. SG&A as a percent of sales by segment in the first quarter were:

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                              Three months ended
                                          --------------------------
                                          May 1, 2004    May 3, 2003
                                          -----------    -----------
Value City Department Stores                 40.6%          40.8%
DSW                                          37.8%          37.3%
Filene's Basement                            39.5%          36.7%
                                             ----           ----
Total                                        39.5%          39.3%
                                             ----           ----

License fees and other income were $1.6 million and $1.5 million for the comparative periods. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

Operating profit increased to a $5.7 million profit, from a loss of $12.8 million and increased as a percentage of sales from a loss of 2.2% to a profit of 0.9%.

Net interest expense for the quarter decreased $1.2 million to $8.3 million. The decrease is due primarily to a decrease in our weighted average borrowing rate offset by an increase of $33.6 million in average borrowings from last year to this year.

The effective tax rate for the three months ended May 1, 2004 was 40.7% as compared to 41.2% for the three months ended May 3, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with expansion, remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the year and reach the highest level in the fall, peaking during the holiday selling season.

Net working capital was $248.0 million and $242.5 million at May 1, 2004 and May 3, 2003, respectively. Current ratios at those dates were 1.8 for both periods. Net cash provided by operations was $0.6 million in year-to-date fiscal 2004 as compared to $38.1 million used in operations in year-to-date fiscal 2003.

Net cash used for capital expenditures was $14.0 million and $10.8 million for the three months ended May 1, 2004 and May 3, 2003, respectively. During the three months ended May 1, 2004, capital expenditures included $7.4 million for new stores, $4.2 million for improvements in existing stores and $2.4 million for information technology equipment upgrades and new systems. In addition to the capital expenditures during the three month period, we acquired a tradename for $4.0 million. A source of cash from investing activities is the proceeds from lease incentives which are amortized as a reduction of rent expense over the life of the lease.

On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, Inc., entered into a $525.0 million refinancing that consists of three

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

separate credit facilities (collectively, the "Credit Facilities"): (i) a three-year $350.0 million revolving credit facility (the "Revolving Credit Facility"), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and Schottenstein Stores Corporation (the "Term Loans"), and (iii) an amended and restated $75.0 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the "Convertible Loan"). These Credit Facilities are guaranteed by Retail Ventures, Inc. and substantially all of its subsidiaries.

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

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. The maturity date is June 11, 2005. At May 1, 2004 and January 31, 2004, $161.1 million and $137.7 million were available under the Revolving Credit Facility, respectively. Direct borrowings aggregated $140.0 million and $125.0 million at May 1, 2004 and at January 31, 2004, respectively, while $13.9 million and $23.4 million letters of credit were issued and outstanding at May 1, 2004 and January 31, 2004, respectively.

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

The Term Loans' stated rate of interest per annum during the initial two years is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK and the PIK option is limited to 50% of the interest due. At the three months ended May 1, 2004 and for the year ended January 31, 2004, we elected to pay interest in cash.

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

$75 Million Senior Subordinated Convertible Loan - Related Parties

We have amended and restated our $75.0 million Convertible Loan dated March 15, 2000. As amended, borrowings under the Convertible Loan bears interest at 10% per annum. At our option, interest may be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007, and has a maturity date of June 10, 2009. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into shares of our common stock at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events.

Achievement of expected cash flows from operations and compliance with the restrictive covenants of our credit agreements (as discussed in the Notes to Consolidated Financial Statements that are included in our 2003 Annual Report Form 10-K filed with the Securities and Exchange Commission) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. We believe that cash generated by operations, along with the available proceeds from our credit

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

We have made no material changes to our contractual obligations outside the ordinary course of business.

ADOPTION OF ACCOUNTING STANDARDS

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

In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended May 1, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At May 1, 2004, direct borrowings aggregated $140.0 million and an additional $13.9 million of letters of credit were outstanding against the facility. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2005 and generally bears interest at a floating rate of LIBOR plus 2.0% to 2.75% based on the average excess availability during the previous quarter.

A hypothetical 100 basis point increase in interest rates, net of taxes, would have an approximate $0.4 million impact to our financial position, liquidity and results of operation.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

      Item 1.  LEGAL PROCEEDINGS. Not applicable

      Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable

      Item 3.  DEFAULTS UPON SENIOR SECURITIES. Not applicable

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable

      Item 5.  OTHER INFORMATION. Not applicable

      Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               Part A  Index to Exhibits on page 27.

               Part B  Reports on Form 8-K.

                  A current report on Form 8-K, dated May 6, 2004, was filed with the Securities and Exchange Commission on May 6, 2004 (Items 7 and 12).

                  A current report on Form 8-K, dated June 7, 2004, was filed with the Securities and Exchange Commission on June 7, 2004 (Items 7 and 12).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RETAIL VENTURES, INC.
                                    (Registrant)
                                    ------------

Date: June 7, 2004                  By: /s/ James A. McGrady
                                        ----------------------------------------
                                        James A. McGrady,
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Secretary of Retail Ventures, Inc.

                                INDEX TO EXHIBITS

Exhibit Number                    Description                                   Page No.
    31.1            Rule 13a-14(a)/15d-14(a)                                       28
                    Certification of Chief Executive Officer

    31.2            Rule 13a-14(a)/15d-14(a)                                       30
                    Certification of Chief Financial Officer

    32.1            Section 1350 Certification of                                  32
                    Chief Executive Officer

    32.2            Section 1350 Certification of
                    Chief Financial Officer                                        33