Form 10-Q
period 2004-07-31
RETAIL VENTURES INC
filed 2004-09-08
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended July 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                       20-0090238
-------------------------------------           -------------------------------
   (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                          No.)

3241 Westerville Road, Columbus, Ohio                       43224
-------------------------------------           --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (614) 471-4722
                 ----------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
         ------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The number of outstanding Common Shares, without par value, as of August 31, 2004 was 34,076,155.

                              RETAIL VENTURES, INC.
                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
PART I.      FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets at July 31, 2004
                      and January 31, 2004...........................................................     3

                  Condensed Consolidated Statements of Operations for the
                      three and six months ended July 31, 2004 and August 2, 2003....................     4

                  Condensed Consolidated Statements of Shareholders' Equity
                      for the six months ended July 31, 2004 and August 2, 2003......................     5

                  Condensed Consolidated Statements of Cash Flows
                      for the six months ended July 31, 2004 and August 2, 2003......................     6

                  Notes to Condensed Consolidated Financial Statements...............................     7

        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................    15

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........................    27

        Item 4.   Controls and Procedures............................................................    27

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings..................................................................    28

        Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                      of Equity Securities...........................................................    28

        Item 3.   Defaults Upon Senior Securities....................................................    28

        Item 4.   Submission of Matters to a Vote of Security Holders................................    28

        Item 5.   Other Information..................................................................    28

        Item 6.   Exhibits and Reports on Form 8-K...................................................    28

Signature............................................................................................    30

Index to Exhibits....................................................................................    31


                              RETAIL VENTURES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    July 31,    January 31,
                                                     2004         2004
                                                   ---------    ----------
ASSETS

Cash and equivalents                               $   2,728    $  14,226
Accounts receivable, net                              13,066        8,969
Receivables from related parties                         991          137
Inventories                                          517,547      420,338
Prepaid expenses and other assets                     24,766       10,651
Deferred income taxes                                 47,794       44,933
                                                   ---------    ---------
Total current assets                                 606,892      499,254
                                                   ---------    ---------

Property and equipment, net                          258,731      251,818

Goodwill                                              37,619       37,619
Tradenames and other intangibles, net                 45,554       43,638
Other assets                                          32,113       31,616
                                                   ---------    ---------
Total assets                                       $ 980,909    $ 863,945
                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                   $ 196,612    $ 147,771
Accounts payable to related parties                    3,170        3,335
Accrued expenses                                     113,249      112,550
Current maturities of long-term obligations              613          741
                                                   ---------    ---------
Total current liabilities                            313,644      264,397
                                                   ---------    ---------

Long-term obligations, net of current maturities
  Non-related                                        215,436      154,724
  Related parties                                    173,228      172,216
Other noncurrent liabilities                          61,640       55,841
Commitments and contingencies

Common shares, without par value;
  80,000,000 authorized; issued, including
  treasury shares, 34,083,706 and
  33,990,707 shares, respectively                    143,395      143,077
Warrants                                               6,074        6,074
Retained earnings                                     73,934       74,321
Deferred compensation expense, net                      (372)        (635)
Treasury shares, at cost, 7,551 shares                   (59)         (59)
Accumulated other comprehensive loss                  (6,011)      (6,011)
                                                   ---------    ---------
Total shareholders' equity                           216,961      216,767
                                                   ---------    ---------
Total liabilities and shareholders' equity         $ 980,909    $ 863,945
                                                   =========    =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three months ended            Six months ended
                                             ---------------------------   ---------------------------
                                                July 31,      August 2,       July 31,       August 2,
                                                 2004           2003           2004           2003
                                                 ----           ----           ----           ----
Net sales, excluding sales of
   licensed departments                      $   631,654    $   604,594    $ 1,277,954    $ 1,193,126
Cost of sales                                   (372,088)      (368,228)      (758,955)      (740,040)
                                             -----------    -----------    -----------    -----------
Gross profit                                     259,566        236,366        518,999        453,086

Selling, general and administrative
   expenses                                     (249,261)      (234,885)      (503,465)      (464,919)
License fees and other income                      1,566          1,291          3,123          2,792
                                             -----------    -----------    -----------    -----------
Operating profit (loss)                           11,871          2,772         18,657         (9,041)

Interest expense, net

   Non-related                                    (3,078)        (2,102)        (5,858)        (6,337)
   Related parties                                (6,836)        (6,957)       (13,451)       (13,312)
                                             -----------    -----------    -----------    -----------
Income (loss) before income taxes                  1,957         (6,287)          (652)       (28,690)

(Provision) benefit for income taxes                (797)         2,639            265         11,869
                                             -----------    -----------    -----------    -----------
Net income (loss)                            $     1,160    $    (3,648)   $      (387)   $   (16,821)
                                             ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share:
       Basic                                 $      0.03    $     (0.11)   $     (0.01)   $     (0.50)
       Diluted                               $      0.03    $     (0.11)   $     (0.01)   $     (0.50)
                                             -----------    -----------    -----------    -----------
Shares used in per share calculations:
       Basic                                      33,903         33,720         33,882         33,716
       Diluted                                    37,094         33,720         33,882         33,716

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                              Number of Shares
                             -------------------                                                             Accumulated
                                         Common                                       Deferred                 Other
                             Common      Shares     Common               Retained  Compensation   Treasury  Comprehensive
                             Shares   in Treasury   Shares    Warrants   Earnings     Expense      Shares       Loss        Total
                             ------   -----------   ------    --------   --------  ------------   --------  -------------   -----
BALANCE, FEBRUARY 1, 2003     33,913        8      $143,183    $6,074    $78,767      $(981)       $(59)      $(5,820)     $221,164

Net loss                                                                 (16,821)                                           (16,821)
Exercise of stock options          7
Amortization of deferred
   compensation expense                                                                 193                                     193
Net unrealized gain on
    derivative instruments,
    net of taxes of $413                                                                                          620           620
                              ------        -      --------    ------    -------      -----        ----       -------      --------
BALANCE, AUGUST 2, 2003       33,920        8      $143,183    $6,074    $61,946      $(788)       $(59)      $(5,200)     $205,156
                              ======        =      ========    ======    =======      =====        ====       =======      ========

BALANCE, JANUARY 31, 2004     33,991        8      $143,077    $6,074    $74,321      $(635)       $(59)      $(6,011)     $216,767

Net loss                                                                    (387)                                              (387)
Exercise of stock options        109                    422                                                                     422
Forfeiture of
     restricted shares           (16)                  (104)                            104
Amortization of deferred
   compensation expense                                                                 159                                     159
                              ------        -      --------    ------    -------      -----        ----       -------      --------
BALANCE, JULY 31, 2004        34,084        8      $143,395    $6,074    $73,934      $(372)       $(59)      $(6,011)     $216,961
                              ======        =      ========    ======    =======      =====        ====       =======      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six months ended
                                                         -----------------------
                                                          July 31,    August 2,
                                                           2004         2003
                                                         --------    ---------
Cash flows from operating activities:
Net loss                                                 $   (387)   $(16,821)
Adjustments to reconcile net loss
     to net cash used in operating activities:
Amortization of debt discount and issuance costs            3,158       3,009
Amortization of deferred compensation                         159         193
Depreciation and amortization                              25,619      25,796
Deferred income taxes and other noncurrent liabilities     (5,327)     (7,862)
Loss on disposal of assets                                    726         279
Change in working capital, assets and liabilities:
     Receivables                                           (4,951)      2,724
     Inventories                                          (97,209)    (87,369)
     Prepaid expenses and other assets                    (13,771)      6,189
     Accounts payable                                      48,676      42,303
     Accrued expenses                                         300     (23,362)
                                                         --------    --------
Net cash used in operating activities                     (43,007)    (54,921)
                                                         --------    --------

Cash flows from investing activities:
Capital expenditures                                      (30,800)    (23,504)
Proceeds from sale of assets                                   62          13
Tradename acquisition                                      (4,037)
Proceeds from lease incentives                              5,716       3,684
                                                         --------    --------
Net cash used in investing activities                     (29,059)    (19,807)
                                                         --------    --------

Cash flows from financing activities:
Principal payments of capital lease obligations
     and other debt                                          (416)       (411)
Net increase in revolving credit facility                  61,000      96,000
Debt issuance costs                                          (438)
Proceeds from exercise of stock options                       422
                                                         --------    --------
Net cash provided by financing activities                  60,568      95,589
                                                         --------    --------

Net (decrease) increase in cash and equivalents           (11,498)     20,861
Cash and equivalents, beginning of period                  14,226      11,059
                                                         --------    --------
Cash and equivalents, end of period                      $  2,728    $ 31,920
                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BUSINESS OPERATIONS

      Retail Ventures, Inc. and its wholly owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City Department Stores ("Value City") and Filene's Basement, Inc. ("Filene's Basement") segments operate full-line, off-price department stores. The DSW Shoe Warehouse, Inc. ("DSW") segment sells better-branded off-price shoes and accessories. As of July 31, 2004, there are a total of 116 Value City Department Stores located principally in the Midwestern, Eastern and Southern states, 158 DSW stores located throughout the United States and 24 Filene's Basement stores located primarily in major metropolitan areas. DSW also supplies, under supply arrangements, to 197 locations for other non-related retailers in the United States.

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

      DSW. We operate a chain of 158 DSW stores located throughout the United States. The DSW stores are upscale shoe stores offering a wide selection of branded dress and casual footwear below traditional retail prices. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates licensed shoe departments in most Value City and Filene's Basement stores. Results of operations of the licensed shoe departments are included with the Value City and Filene's Basement segments. Shonac Corporation has also entered into agreements to supply merchandise to unrelated third parties' shoe departments. The results of substantially all supply agreements are included with the DSW segment.

      FILENE'S BASEMENT. We operate 24 Filene's Basement stores with 18 of the total stores located in the Boston, New York City and Washington, D.C. metropolitan areas. Filene's Basement focuses on providing the top tier brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.      BASIS OF PRESENTATION

      The accompanying unaudited interim financial statements should be read in conjunction with the 2003 Annual Report on Form 10-K.

      In the opinion of management, the unaudited interim financial statements reflect all adjustments consisting of only normal recurring adjustments, which are necessary to present fairly the consolidated financial position and results of operations for the periods presented. To facilitate comparisons with the current year, certain previously reported balances have been reclassified to conform to the current period presentation.

3.      TRADENAMES AND OTHER INTANGIBLES

      The Company acquired during the six months ended July 31, 2004, the "Leslie Fay" tradename for approximately $4.0 million. The anticipated life of the amortizing asset has been initially assigned 15 years.

4.      LONG-TERM OBLIGATIONS

      During July, 2004 the Company extended the terms of both the $350 million Revolving Credit Agreement and the $100 million Term Loans by one year. The Revolving Credit Agreement and the Term Loans originally set to expire on June 11, 2005, have been extended through June 11, 2006, under substantially the same terms and conditions.

5.      PENSION BENEFIT PLANS

      The Company has three qualified defined benefit pension plans assumed at the time of previous acquisitions. The Company's funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. Contributions provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plans.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following table shows the components of net periodic benefit cost for the three and six months ended July 31, 2004 and August 2, 2003:

                                                Three months ended               Six months ended
                                               --------------------           ----------------------
                                               July 31,   August 2,           July 31,     August 2,
                                                2004       2003                 2004         2003
                                               -------   ----------           -------      ---------
                                                                 (in thousands)
Service cost                                   $  10      $   8                $  21        $  17
Interest cost                                    351        323                  701          646
Expected return on plan assets                  (359)      (322)                (718)        (643)
Amortization of transition asset                 (10)       (18)                 (19)         (37)
Amortization of net loss                         145        149                  290          298
                                               -----      -----                -----        -----
Net periodic benefit cost                      $ 137      $ 140                $ 275        $ 281
                                               -----      -----                -----        -----

      The Company had anticipated contributing approximately $1.5 million in fiscal 2004 to meet minimum funding requirements. In April 2004, the Company contributed approximately $1.6 million.

6.      SHAREHOLDERS' EQUITY

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

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

7.      EARNINGS PER SHARE

      Basic earnings per share are based on the net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, Stock Appreciation Rights (SARS) and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net income (loss) adjusted to remove the effect of interest, adjusted for tax, on the convertible debt.

                                                     Three months ended                  Six months ended
                                               -------------------------------      ---------------------------
                                               July 31,             August 2,       July 31,         August 2,
                                                2004                 2003            2004              2003
                                               -------             ----------       -------          ---------
                                                                         (in thousands)
Weighted average shares outstanding            33,903                33,720          33,882            33,716
Assumed exercise of dilutive SARS                 134                    --              --                --
Assumed exercise of dilutive warrants           1,208                    --              --                --
Assumed exercise of dilutive stock options      1,849                    --              --                --
                                               ------                ------          ------            ------
Number of shares for computation of
      dilutive earnings per share              37,094                33,720          33,882            33,716
                                               ------                ------          ------            ------

      For the three months ended July 31, 2004 all potentially dilutive convertible debt was anti-dilutive. For the three months ended August 2, 2003 and the six months ended July 31,

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      2004 and August 2, 2003 all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive.

8.      ADOPTION OF ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") periodically issues Statements of Financial Accounting Standards ("SFAS"), some of which require implementation by a date falling within or after the close of the fiscal year.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 pro vides certain exceptions to these rules, relating to qualifying special purpose entities (QSPE's) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

      In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged.

      In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended July 31, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures.

9.      ACCUMULATED OTHER COMPREHENSIVE LOSS

      The balance sheet caption accumulated other comprehensive loss of $6.0 million at July 31, 2004 and January 31, 2004, relates to the minimum pension liability, net of income tax.

      The Company's interest rate swap expired during the six months ended August 2, 2003 and was not renewed.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.     STOCK BASED COMPENSATION

      The Company has various stock-based employee compensation plans. The Company accounts for those plans in accordance with APB No.25. "Accounting For Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation."

                                                 Three months ended                    Six months ended
                                           ------------------------------        ---------------------------
                                            July 31,             August 2,       July 31,         August 2,
                                             2004                 2003            2004              2003
                                            -------             ---------        -------          ----------
                                                       (in thousands, except per share amounts)
Net income (loss), as reported              $1,160              $(3,648)         $  (387)          $(16,821)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of tax                      (776)              (1,280)          (1,427)            (2,309)
                                            ------              -------          -------           --------
Pro forma net income (loss)                 $  384              $(4,928)         $(1,814)          $(19,130)
                                            ------              -------          -------           --------

Income (loss) per share:
  Basic and diluted as reported              $0.03               $(0.11)         $ (0.01)          $  (0.50)
  Basic and diluted pro forma                $0.01               $(0.15)         $ (0.05)          $  (0.57)

11.     TAX VALUATION

      The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. For the six months ended July 31, 2004, no additional allowance has been provided. During the previous fiscal year ended January 31, 2004 an allowance of $1.5 million was provided for as the Company determined that it was more likely than not that future taxable income may not be sufficient to fully utilize deferred tax assets.

      The tax rate of 40.7% reflects the impact of the non-deductible warrant amortization included for book income but not tax.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      A supplemental schedule of non-cash investing and financing activities is presented below:

                                    Six months ended
                                   ------------------
                                   July 31,  August 2,
                                    2004      2003
                                   -------   --------
                                    (in thousands)
Cash paid during the period for:
    Interest
         Non-related parties       $ 4,339   $ 8,898
         Related parties            11,828    11,289

    Income taxes                   $10,365   $ 1,558

13.     SEGMENT REPORTING

      The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income before interest expense and income taxes.

      The tables below present segment income statement information for the three and six months ended July 31, 2004 and August 1, 2003 and balance sheet information as of July 31, 2004 and January 31, 2004.

                                                                            Filene's
                                          Value City         DSW            Basement        Total
                                          ----------      ---------         --------        -----
                                                              (in thousands)
Three months ended July 31, 2004
Net sales                                 $317,589         $228,424         $85,641       $631,654
Operating profit (loss)                     (2,509)          14,990            (610)        11,871
Capital expenditures                         4,954            7,659           4,169         16,782
Depreciation and amortization                6,482            5,138           1,785         13,405

                                                                            Filene's
                                          Value City         DSW            Basement        Total
                                          ----------      ---------         --------        -----
                                                               (in thousands)
Three months ended August 2, 2003
Net sales                                 $336,522         $192,338         $75,734        $604,594
Operating profit (loss)                     (9,932)          11,147           1,557           2,772
Capital expenditures                         9,452            2,023           1,182          12,657
Depreciation and amortization                8,503            3,053           1,443          12,999

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Filene's
                                          Value City         DSW            Basement        Total
                                          ----------      ---------         --------        -----
                                                                (in thousands)
Six months ended July 31, 2004
Net sales                                  $656,685       $455,701          $165,568      $1,277,954
Operating profit (loss)                      (6,163)        28,215            (3,395)         18,657
Capital expenditures                          9,068         13,217             8,515          30,800
Depreciation and amortization                13,048          9,207             3,364          25,619
As of July 31, 2004
Identifiable assets                         509,269        324,443           147,197         980,909

                                                                            Filene's
                                          Value City         DSW            Basement        Total
                                          ----------      ---------         --------        -----
                                                                (in thousands)
Six months ended August 2, 2003
Net sales                                 $679,416         $375,389         $138,321      $1,193,126
Operating (loss) profit                    (22,614)          13,976             (403)         (9,041)
Capital expenditures                        13,478            8,216            1,810          23,504
Depreciation and amortization               16,929            5,930            2,937          25,796
As of January 31, 2004
Identifiable assets                        477,213          271,205          115,527         863,945

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our Annual Report on Form 10-K for the year ended January 31, 2004 that is filed with the Securities and Exchange Commission, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insur-

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ance reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

      - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $37.7 million on July 31, 2004 and $34.2 million at January 31, 2004.

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

            For the six months ended July 31, 2004 we recorded an impairment of $0.7 million related to the Value City segment for store assets. For the period ended August 2, 2003, we recorded no impairments related to long-lived assets.

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

      - Pension. The obligations and related assets of defined benefit retirement plans are included in the Company's Annual Report on Form 10-K Notes to Condensed Consolidated Financial Statements for the year ended January 31, 2004. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At July 31, 2004, the actuarial assumptions of our plans have remained unchanged from our Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission. To the extent actual results vary from assumptions, earnings would be impacted.

      - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            purchases. The "Reward Your Style" program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. Accrued liability as of July 31, 2004 and January 31, 2004 was $3.7 million and $3.0 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

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

                                                 Three months ended(1)             Six months ended(1)
                                               -------------------------        -------------------------
                                               July 31,        August 2,        July 31,        August 2,
                                                2004            2003             2004             2003
                                               -------        ---------         -------        ----------
Net sales, excluding sales of
     licensed departments                      100.0%          100.0%           100.0%           100.0%
                                               -----           -----            -----            -----
Cost of sales                                  (58.9)          (60.9)           (59.4)           (62.0)
                                               -----           -----            -----            -----
Gross profit                                    41.1            39.1             40.6             38.0
Selling, general and administrative
     expenses                                  (39.5)          (38.8)           (39.4)           (39.0)
License fees and other income                    0.2             0.2              0.3              0.2
                                               -----           -----            -----            -----
Operating profit (loss)                          1.8             0.5              1.5             (0.8)
Interest expense, net                           (1.5)           (1.5)            (1.5)            (1.6)
                                               -----           -----            -----            -----
Income (Loss) before income taxes                0.3            (1.0)            (0.0)            (2.4)
(Provision) Benefit for income taxes            (0.1)            0.4              0.0              1.0
                                               -----           -----            -----            -----
Net income (loss)                                0.2%           (0.6)%           (0.0)%           (1.4)%
                                               -----           -----            -----            -----

(1) Because of the seasonal nature of our retail business cycle, the results of operations for the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003 (which do not include the back-to-school or Christmas holiday season) are not necessarily indicative of such results for the fiscal year.

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 2, 2003

Net sales increased $27.1 million, or 4.5%, from $604.6 million to $631.7 million. Comparable store sales decreased 1.7% and were by segment:

                          Three months ended
                     ------------------------------
                     July 31, 2004   August 2, 2003
                     -------------   --------------
Value City               (5.6)%           0.6%
DSW                       2.8             4.5
Filene's Basement         5.1             0.3
                          ---             ---
Total                    (1.7)%           1.6%
                          ---             ---

Value City comparable stores sales for the quarter decreased 5.6% due to a decline in customer traffic against the comparable period partially offset by higher average unit retail. DSW and Filene's Basement sales increased for the same period due to increases in customer traffic and average unit retail.

Value City's segment sales decreased $18.9 million to $317.6 million, a 5.6% comparable store sales decrease in the quarter. The decrease in comparable sales is comprised of an increase in

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

non-apparel hardlines of 0.1%, a decrease in apparel of 7.7% and a decrease of 13.9% in Jewelry. The merchandise categories of mens, ladies and childrens had decreases of 6.4%, 9.4% and 6.0%. Shoe sales in the Value City segment were a negative 4.7% in the quarter.

DSW segment sales were $228.4 million, an 18.8% increase in the quarter which includes a net increase of 27 stores over the comparable period along with the comparable store sales increase of 2.8%. The DSW operations in the segment merchandise categories of womens and athletic areas had increases of 1.2% and 6.8% while the mens area had a decrease of 0.2%. During the quarter we had a net increase of 43 leased shoe departments covered under various supply agreements.

Filene's Basement sales increased 13.1% in the quarter to $85.6 million which includes a net increase of 3 stores over the prior year's period and a comparable store sales increase of 5.1%. Merchandise categories of mens, ladies and childrens had comparative increases of 8.2%, 4.0% and 28.8%, respectively. The shoe and home categories had increases of 6.9% and 17.3%, respectively. Jewelry sales in the segment decreased 2.8%.

Total gross profit increased $23.2 million to $259.6 million. Gross profit, as a percentage of sales, increased to 41.1% compared to 39.1% for the prior year. The increase in our overall margin rate is attributable to higher initial markups for all retail business operations. The Value City segment improved average unit retail, initial retail markup and reduced markdowns to obtain the gross margin increase. The continued improvement in comparative sales in DSW and Filene's Basement segments reduced the need for promotional markdowns during the period. Gross profit, as a percent of sales by segment in the second quarter, was:

                                    Three months ended
                           --------------------------------------
                           July 31, 2004           August 2, 2003
                           -------------           --------------
Value City                      40.9%                  39.2%
DSW                             43.3                   41.0
Filene's Basement               35.9                   33.7
                                ----                   ----
Total                           41.1%                  39.1%
                                ----                   ----

Selling, general and administrative expenses ("SG&A") increased $14.4 million from $234.9 to $249.3 million. Approximately $1.4 million is associated with the pre-opening expenses incurred during the three months ended July 31, 2004. Total SG&A expense associated with stores opened subsequent to August 2, 2003 and through July 31, 2004 was $12.8 million and represents approximately 88.9% of the increase in SG&A expense. As a percentage of sales SG&A was 39.5% compared to 38.8% in the comparable quarter last year. SG&A as a percent of sales by segment in the second quarter was:

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                   Three months ended
                            ----------------------------------
                            July 31, 2004       August 2, 2003
                            -------------       --------------
Value City                      42.0%               42.4%
DSW                             36.8                35.4
Filene's Basement               37.1                32.1
                                ----                ----
Total                           39.5%               38.8%
                                ----                ----

License fees and other income were $1.6 million and $1.3 million for the comparative periods. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

Operating profit increased to $11.9 million from $2.8 million and increased as a percentage of sales from 0.5% to 1.8%.

Net interest expense for the quarter increased $0.9 million to $9.9 million. The increase is due primarily to an increase in our weighted average borrowing rate and an increase of $9.3 million in average borrowings from last year to this year.

The effective tax rate for the three months ended July 31, 2004 was 40.7% as compared to 42.0% for the three months ended August 2, 2003.

SIX MONTHS ENDED JULY 31, 2004 COMPARED TO SIX MONTHS ENDED AUGUST 2, 2003

Net sales increased $84.8 million, or 7.1% from $1,193 million to $1,278 million. Comparable stores sales for the six-month period were negative for Value City and positive for DSW and Filene's Basement. Comparable store sales by segment were:

                                          Six months ended
                                 ----------------------------------
                                 July 31, 2004       August 2, 2003
                                 -------------       --------------
Value City                           (3.3)%              (1.8)%
DSW                                   6.6                 0.4
Filene's Basement                    10.1                (3.8)
                                     ----                ----
Total                                 1.2%               (1.5)%
                                     ----                ----

Value City's segment sales were $656.7 million, a 3.3% decrease in the six-month period. Value City's non-apparel comparable sales decreased 0.3% while apparel sales decreased 4.7%. Non-apparel sales were positively impacted by increases in domestics and housewares up 5.9% and 0.8%, respectively. Of the three apparel divisions mens and ladies had negative comparable sales for the six-month period of 4.1% and 7.1% while childrens increased 0.7%. The customer traffic decrease from the comparable six months a year ago is partially offset by average unit retail increase.

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DSW segment sales were $455.7 million, a 21.4% increase in the six-month period, which includes a net increase of 27 DSW stores and the net increase of 43 leased locations. During the six month period comparative store sales increased 6.6%. DSW increases in the six month period for womens, mens and athletic were 6.4%, 1.2% and 8.1%, respectively.

Filene's Basement segment sales were $165.6 million, a 19.7% increase in the six-month period. Merchandise categories of mens, ladies and childrens had comparative increases of 11.5%, 7.0% and 33.3%, respectively, while other categories of shoes and home had increases of 14.1% and 12.5%, respectively. During the six month period comparative store sales increased 10.1%.

Gross profit increased by $65.9 million to $519.0 million, from $453.1 million, and increased as a percentage of sales from 38.0% to 40.6%. The Value City segment improved average unit retail, initial retail markup and reduced markdowns to obtain the gross margin improvement. The positive sales, higher initial markups and markdown management in DSW and Filene's Basement segments positively impacted the gross margin for these segments in the six month period comparison. Total gross profit increased 14.5%. Gross profit, as a percent of sales by segment in the six-month period, was:

                                          Six months ended
                               --------------------------------------
                                July 31, 2004          August 2, 2003
                               --------------          --------------
Value City                           39.9%                  37.9%
DSW                                  43.4                   39.9
Filene's Basement                    35.7                   33.3
                                     ----                   ----
Total                                40.6%                  38.0%
                                     ----                   ----

Selling, general and administrative expenses ("SG&A") increased $38.6 million, from $464.9 million to $503.5 million, and increased as a percentage of sales from 39.0% to 39.4%. This increase includes $19.4 million attributable to new stores and leased shoe departments in operation at DSW and $ 5.0 million attributable to new stores in the Filene's Basement division. The increase in SG&A as a percentage of sales is due in part to additional marketing efforts to promote sales and create brand awareness. SG&A as a percent of sales by segment in the six-month period was:

                                        Six months ended
                               ---------------------------------
                                July 31, 2004    August 2, 2003
                               --------------    --------------
Value City                           41.2%            41.5%
DSW                                  37.3             36.2
Filene's Basement                    38.2             34.1
                                     ----             ----
Total                                39.4%            39.0%
                                     ----             ----

License fees and other operating income increased $0.3 million, from $2.8 million to $3.1 million, and increased as a percentage of sales to 0.3%. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating profit (loss) increased to a profit of $18.7 million from a loss of $9.0 million and improved as a percentage of sales from a loss of 0.8% to a profit of 1.5%. The operating profit increase is attributable to the increased margin partially offset by increased expenses.

Net interest expense for the six-month period decreased $0.3 million to $19.3 million. The decrease is due primarily to a decrease in our weighted average borrowing rate offset by an increase of $21.5 million in average borrowings from last year to this year.

The effective tax rate for the six months ended July 31, 2004 is 40.6% versus 41.4% for the six months ended August 2, 2003.

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

Net working capital was $293.2 million and $270.5 million at July 31, 2004 and August 2, 2003, respectively. Current ratios at those dates were 1.9 and 1.8, respectively. Net cash used in operations was $43.0 million in year-to-date fiscal 2004 as compared to $54.9 million in year-to-date fiscal 2003.

Net cash used for capital expenditures was $30.8 million and $23.5 million for the six months ended July 31, 2004 and August 2, 2003, respectively. During the six months ended July 31, 2004, capital expenditures included $16.7 million for new stores, $9.7 million for improvements in existing stores and $4.4 million for information technology equipment upgrades and new systems. In addition to the capital expenditures during the six month period, we acquired a tradename for $4.0 million. A source of cash from investing activities is the proceeds from lease incentives which are amortized as a reduction of rent expense over the life of the lease.

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

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. The maturity date was amended in the current quarter to expire on June 11, 2006. At July 31, 2004 and January 31, 2004, $96.5 million and $137.7 million were available under the Revolving Credit Facility, respectively. Direct borrowings aggregated $186.0 million and $125.0 million at July 31, 2004 and at January 31, 2004, respectively, while $32.5 million and $23.4 million letters of credit were issued and outstanding, respectively.

$100 Million Term Loans - Related Parties

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the facility. The maturity date as amended is June 11, 2006.

The Term Loans' stated rate of interest per annum during the initial two years is 14% if paid in cash and 15% if we elect a paid-in-kind ("PIK") option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK and the PIK option is limited to 50% of the interest due. At the six months ended July 31, 2004 and for the year ended January 31, 2004, we elected to pay interest in cash.

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

Contractual Obligations and Off-Balance Sheet Arrangements

During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a

                              RETAIL VENTURES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

lease has been signed. Our obligations under these commitments aggregated approximately $13.9 million at July 31, 2004. In addition, we signed lease agreements for new store locations with annual rent of approximately $18.7 million and average terms of ten years. Associated with the new lease agreements, we will receive approximately $8.1 million of tenant improvement allowances which will offset future capital expenditures.

There are no "off-balance sheet" arrangements as of July 31, 2004 as that term is described by the Securities and Exchange Commission.

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

In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended July 31, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company's consolidated financial statements or disclosures.

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

We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At July 31, 2004, direct borrowings aggregated $186 million and an additional $33 million of letters of credit were outstanding against the facility. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2006 and generally bears interest at a floating rate of LIBOR plus 2.0% to 2.75% based on the average excess availability during the previous quarter.

A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the six months ended July 31, 2004, net of income taxes, would have an approximate $0.4 million impact to our financial position, liquidity and results of operation.

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

      Item 1. LEGAL PROCEEDINGS. Not applicable

      Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable

      Item 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Company held its 2004 Annual Meeting of Shareholders on June 9, 2004. Holders of 31,677,660 Common Shares of the Company were present representing 93.7 % of the Company's 33,817,313 Common Shares issued and outstanding and entitled to vote were at the meeting.

      (b) The following persons were elected as members of the Company's Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

         Name                           Votes For                   Votes Withheld
         ----                           ---------                   --------------
Henry L. Aaron                          31,546,151                     131,509
Ari Deshe                               31,333,502                     344,158
Jon P. Diamond                          31,338,651                     339,009
Elizabeth M. Eveillard                  31,265,502                     412,158
Jay L. Schottenstein                    31,339,059                     338,601
Harvey L. Sonnenberg                    31,266,101                     411,559
James L. Weisman                        31,270,852                     406,808

      Item 5. OTHER INFORMATION. Not applicable

      Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

              Part A Index to Exhibits on page 31.

              Part B Reports on Form 8-K.

                   A current report on Form 8-K, dated May 6, 2004, was filed with the Securities and Exchange Commission on May 6, 2004 (Items 7 and 12).

                   A current report on Form 8-K, dated June 7, 2004, was filed with the Securities and Exchange Commission on June 7, 2004 (Items 7 and 12).

                   A current report on Form 8-K, dated July 29, 2004, was filed with the Securities and Exchange Commission on July 29, 2004 (Items 7 and 12).

                  A current report on Form 8-K, dated September 8, 2004, was filed with the Securities and Exchange Commission on September 8, 2004 (Items 2.02 and 9.01).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RETAIL VENTURES, INC.
                                   (Registrant)
                                   ------------

Date: September 8, 2004            By: /s/ James A. McGrady
                                       --------------------------------------
                                       James A. McGrady,
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Secretary of Retail
                                       Ventures, Inc.

                                INDEX TO EXHIBITS

Exhibit Number                       Description
     10.1              Second Amendment to Loan and
                       Security Agreement dated July 29, 2004

     10.2              Second Amendment to Financing
                       Agreement dated July 29, 2004

     31.1              Rule 13a-14(a)/15d-14(a)
                       Certification of Chief Executive Officer

     31.2              Rule 13a-14(a)/15d-14(a)
                       Certification of Chief Financial Officer

     32.1              Section 1350 Certification of
                       Chief Executive Officer

     32.2              Section 1350 Certification of
                       Chief Financial Officer