Form 10-K/A
period 2004-01-31
RETAIL VENTURES INC
filed 2004-12-09
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number    1-10767

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         20-0090238
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    3241 Westerville Road, Columbus, Ohio                        43224
   ----------------------------------------                ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

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

                        RETAIL VENTURES, INC. FORM 10-K/A

                                INTRODUCTORY NOTE

This amendment on Form 10-K/A amends Retail Ventures, Inc.'s annual report on Form 10-K for the fiscal year ended January 31, 2004, as initially filed with the Securities and Exchange Commission on April 29, 2004, and is being filed to reflect the restatement of the consolidated financial statements. The significant effects of the restatement are presented in Note 15 to the consolidated financial statements. This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this annual report as originally filed, except as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

ITEM NO.                                                                                                       PAGE
--------                                                                                                       ----
PART I

1.     Business..........................................................................................        4
2.     Properties........................................................................................       14
3.     Legal Proceedings.................................................................................       15
4.     Submission of Matters to a Vote of Security Holders...............................................       15

PART II

5.     Market for the Registrant's Common Equity and Related Stockholder Matters.........................       16
6.     Selected Financial Data...........................................................................       17
7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................................................       18
7A.    Quantitative and Qualitative Disclosures about Market Risk .......................................       27
8.     Financial Statements and Supplementary Data.......................................................       27
9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................................................       27
9A.    Controls and Procedures ..........................................................................       27

PART III

10.    Directors and Executive Officers of the Registrant................................................       28
11.    Executive Compensation............................................................................       29
12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters...       29
13.    Certain Relationships and Related Transactions....................................................       29
14.    Principal Accountant Fees and Services............................................................       29

PART IV

15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K....................................       30

Signatures...............................................................................................       31

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm..................................................      F-1
Consolidated Balance Sheets..............................................................................      F-2
Consolidated Statements of Operations....................................................................      F-3
Consolidated Statements of Shareholders' Equity..........................................................      F-4
Consolidated Statements of Cash Flows....................................................................      F-5
Notes to Consolidated Financial Statements...............................................................      F-6

SCHEDULES

II -- Valuation and Qualifying Accounts..................................................................      S-1
Index to Exhibits........................................................................................      E-1

                                     PART I

      As used in this Annual Report on Form 10-K/A and except as the context otherwise may require, "Company", "we", "us", and "our" refers to Retail Ventures, Inc. and its wholly owned subsidiaries, including but not limited to, Value City Department Stores, Inc. ("Value City"), DSW Shoe Warehouse, Inc.("DSW") and Filene's Basement, Inc.("Filene's Basement").

FORWARD-LOOKING INFORMATION

      This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends", "plans", "projects", "believes", "estimates" and similar expressions. In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K/A or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVAILABLE INFORMATION

      We maintain an Internet website at www.valuecity.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate the Company's website in this Annual Report on Form 10-K/A). We file our reports with the Securities and Exchange Commission (the "SEC") and make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

      See Note 11 of Notes to Consolidated Financial Statements beginning on page F-22 of this annual report for detailed financial information regarding our three segments.

HISTORY OF OUR BUSINESS

      We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation ("SSC"). SSC owns approximately 53% of our common shares. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in
Item 13 of this report beginning on page 29.

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

      Value Pricing. Value City stores offer quality brand name merchandise at prices typically 30% to 70% below initial prices charged by traditional department, discount or specialty stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. We can offer exceptional values because our buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows us to pass on the savings directly to our budget minded and/or moderate-income customers. See "Supplier Relationships and Purchasing" on page 6 of this annual report for more information.

      Well-known designer labels, brand names and original retailer names are prominently displayed throughout our Value City stores. Many items carry labels and/or original price tags showing brand names identifiable with major designers, manufacturers and retail stores, as well as tags showing original retail, comparable or "nationally advertised" prices. In certain cases, suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See "Supplier Relationships and Purchasing" on page 6 of this annual report for more information.

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

      We use a regionalized distribution strategy with 6 distribution centers located in Columbus, Ohio. The aggregate area of the distribution facilities is approximately 2,300,000 square feet; however, use of multi-tier processing levels in some of the distribution centers increases the operating capacity by approximately 380,000 square feet. In addition, to expedite the flow of merchandise, we use third party processors as needed.

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

ITEM  2. PROPERTIES.

      Set forth in the following table are the locations of stores we operated as of January 31, 2004:

                                                                       FILENE'S
                                        VALUE CITY            DSW      BASEMENT          TOTAL
                                        ----------            ---      --------          -----
Arizona                                      -                  2          -                2
California                                   -                 12          -               12
Colorado                                     -                  4          -                4
Connecticut                                  -                  2          -                2
Delaware                                     3                  -          -                3
Florida                                      -                  8          -                8
Georgia                                      4                  6          -               10
Illinois                                    16                  8          1               25
Indiana                                      7                  3          2               12
Kansas                                       -                  3          -                3
Kentucky                                     4                  -          -                4
Maryland                                     8                  4          -               12
Massachusetts                                -                  6          -                6
Michigan                                     9                  8          8               25
Minnesota                                    -                  4          -                4
Missouri                                     7                  2          -                9
Nevada                                       -                  2          -                2
New Hampshire                                -                  1          -                1
New Jersey                                   7                  6          -               13
North Carolina                               -                 12          1               13
Ohio                                         1                  2          4                7
Oklahoma                                    23                 11          -               34
Pennsylvania                                 -                  1          1                2
Rhode Island                                18                  9          -               27
Tennessee                                    -                  1          1                2
Texas                                        1                  3          -                4
Virginia                                     -                 12          -               12
Washington D.C.                              4                  7          -               11
West Virginia                                -                  -          3                3
Wisconsin                                    4                  -          -                4
                                             -                  3          -                3
                                           ---                ---         --              ---
                                           116                142         21              279
                                           ===                ===         ==              ===

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

      We have paid no dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2004. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The Company's credit facility restricts the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company credit facilities are more fully explained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of this Annual Report.

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

ITEM  6. SELECTED FINANCIAL DATA.

      The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Retail Ventures, Inc. including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K/A.

                                                                             FOR THE FISCAL YEAR ENDED
                                             --------------------------------------------------------------------------------------
                                              1/31/2004           2/1/2003           2/2/2002         2/3/2001(1)        1/29/2000
                                             -----------         ----------         ----------       --------------     -----------
                                                           (dollars in thousands, except per share amounts)
Net sales(2)                                 $  2,594,206       $  2,450,719        $ 2,283,878       $ 2,213,017       $ 1,670,176
Operating profit (loss)(3)                   $     32,431       $     37,478        $   (13,897)      $  (132,538)      $    65,964
(Loss) income before cumulative
  effect of accounting change                $     (4,446)      $     (1,585)       $   (28,723)      $  (101,791)      $    33,468
Cumulative effect of accounting change                          $     (2,080)
Net (loss) income                            $     (4,446)      $     (3,665)       $   (28,723)      $  (101,791)      $    33,468
Basic (loss) earnings per share before
  cumulative effect of accounting change     $      (0.13)      $      (0.05)       $     (0.85)      $     (3.03)      $      1.03
Cumulative effect of accounting change                  -       $      (0.06)                 -                 -                 -
Basic (loss) earnings per share              $      (0.13)      $      (0.11)       $     (0.85)      $     (3.03)      $      1.03
Diluted (loss) earnings per share            $      (0.13)      $      (0.11)       $     (0.85)      $     (3.03)      $      1.02
Total assets                                 $    863,945       $    831,799        $   880,311       $   908,009       $   744,181
Working capital                              $    234,857       $    181,390        $   228,775       $   211,402       $   205,011
Current ratio                                        1.89               1.60               1.79              1.66              1.82
Long-term obligations                        $    326,940       $    264,664        $   337,199       $   326,449       $   144,168
Number of:(4)
  Value City Stores                                   116                116                117               119               105
  DSW Stores                                          142                126                104                78                58
  Filene's Basement Stores                             21                 20                 20                19                 -
Net sales per selling sq. ft. (5)            $        225       $        224        $       233       $       234       $       221
Comparable sales change (6)                           1.2%              (3.5)%             (2.4)%            (1.1)%             7.2%

(1)   Fiscal 2000 includes 53 weeks; all other years contain 52 weeks.

(2) Excludes sales of licensed departments. Effective February 2, 2002, we acquired the remaining 50% interest in a joint venture. Results of our percentage ownership in the joint venture are reflected in joint venture operations.

(3) See Note 15 to the Consolidated Financial Statements for discussion of the restatement of amounts.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      As discussed in Note 15 to the Consolidated Financial Statements, the consolidated statements of operations and cash flows have been restated to reflect certain reclassifications. See Note 15 for a summary of the significant effects of the restatement. Amounts affected by this restatement included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been appropriately revised.

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

            During fiscal 2002, we recorded two different charges related to long-lived assets. The first charge was for goodwill impairment as a result of the implementation of SFAS 142, which requires that goodwill no longer be amortized, but would be subject to annual fair value based impairment tests. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in our Consolidated Statement of Operations as of February 1, 2003 in the caption "Cumulative effect of accounting change." Substantially all of the charge relates to goodwill associated with our purchase of Mazel's interest in VCM and is included in the net loss for the year ended February 1, 2003. At the end of the current fiscal year we have on our books $37.6 million of goodwill subject to annual testing. The second charge of $0.6 million related to long-lived assets at store operating units. The result of reviewing undiscounted cash flows for stores under SFAS 144, we identified stores where the recorded value of the asset exceeded the fair value.

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

      - Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 5 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 31, 2004, the weighted-average actuarial assumption of our plans was: discount rate 6.0%, assumed salary increases 4% and long-term rate of return on plan assets 8%. To the extent actual results vary from assumptions, earnings would be impacted.

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

                                                                     FOR THE YEAR ENDED
                                                               ------------------------------
                                                               1/31/04     2/1/03     2/2/02
                                                               52 WEEKS   52 WEEKS   52 WEEKS
                                                               --------   --------   --------
Net sales, excluding sales licensed departments                 100.0%      100.0%    100.0%
Cost of sales                                                   (61.4)      (61.8)    (62.6)
                                                                -----       -----     -----
Gross profit                                                     38.6        38.2      37.4
Selling, general and administrative expenses                    (37.6)      (37.0)    (38.8)
License fees and other income                                     0.2         0.3       0.8
                                                                -----       -----     -----
Operating profit (loss)                                           1.2         1.5      (0.6)
Interest expense, net                                            (1.4)       (1.6)     (1.4)
                                                                -----       -----     -----
Loss before cumulative effect of accounting
change and income taxes                                          (0.2)       (0.1)     (2.0)
Benefit (provision) for income taxes                               --          --       0.7
                                                                -----       -----     -----
Loss before cumulative effect of accounting change               (0.2)       (0.1)     (1.3)
Cumulative effect of accounting change, net of income taxes        --        (0.1)       --
                                                                -----       -----     -----
Net loss                                                         (0.2)%      (0.2)%    (1.3)%

FISCAL YEAR ENDED JANUARY 31, 2004 COMPARED TO FISCAL YEAR ENDED FEBRUARY 1,
2003

      Sales. Sales for the fifty-two weeks ended January 31, 2004 (fiscal 2003), increased by 5.9% to $2.59 billion from $2.45 billion in the fifty-two week period of fiscal year 2002. By segment comparable store sales were:

                                 2003       2002
                                ------     ------
Value City Department Stores    (0.7)%     (5.1)%
DSW                              5.6%      (0.1)%
Filene's Basement                2.6%       0.3%
                                ----       ----
Total                            1.2%      (3.5)%
                                ====       ====

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

                                 2003      2002
                                 ----      ----
Value City Department Stores     38.4%     38.9%
DSW                              41.0%     39.4%
Filene's Basement                33.4%     32.2%
                                 ----      ----
Total                            38.6%     38.2%
                                 ====      ====

      SG&A. For the year, consolidated selling, general and administrative expenses ("SG&A") increased $68.2 million to $974.2 million or 37.6% of sales. The year ended January 31, 2004 includes approximately $1.6 million for store closings, a $16.7 million increase in advertising and $4.3 million in pre-opening costs for new stores. New store openings in the period were limited to our DSW and Filene's Basement segments. Preparations for opening a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. Pre-opening expense for the 16 new DSW stores was $3.7 million in fiscal 2003 compared to $2.6 million for the 22 new stores opened in prior year. Pre-opening expense was $0.6 million in each of fiscal 2003 and 2002 for the 1 new Filene's Basement store opened in each of those periods. SG&A, as a percent of sales by segment, were:

                                 2003      2002
                                 ----      ----
Value City Department Stores     38.5%     38.2%
DSW                              37.8%     37.4%
Filene's Basement                35.0%     34.3%
                                 ----      ----
Total                            37.6%     37.0%
                                 ====      ====

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

      Operating profit. Operating profit was $32.4 million in fiscal 2003 compared to $37.5 million in fiscal 2002. As a percentage of net sales operating profit was 1.2% and 1.5% in fiscal 2003 and 2002, respectively.

      Interest expense. Interest expense, net of interest income, decreased $0.8 million from $39.4 million in fiscal 2002 to $38.6 million in fiscal 2003 due primarily to the $3.3 million write-off of unamortized debt costs in 2002 offset by an increase in average weighted borrowings and an increase in the average weighted borrowing rate in 2003. Interest expense included the amortization of debt discount of $2.0 million.

FISCAL YEAR ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2,
2002

      Sales. Sales for the fifty-two weeks ended February 1, 2003 (fiscal 2002), increased by 7.3% to $2.45 billion from $2.28 billion in the fifty-two week period of fiscal 2001. By segment, comparable store sales were:

                                  2002      2001
                                  ----      ----
Value City Department Stores     (5.1)%   (3.7)%
DSW                              (0.1)%    0.0%
Filene's Basement                 0.3%     2.2%
                                 ----     ----
Total                            (3.5)%   (2.4)%
                                 ====     ====

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

                                 2002      2001
                                 ----      ----
Value City Department Stores     38.9%     37.6%
DSW                              39.4%     38.2%
Filene's Basement                32.2%     35.1%
                                 ----      ----
Total                            38.2%     37.4%
                                 ====      ====

      SG&A. For the year, consolidated selling, general and administrative expenses ("SG&A") increased $19.7 million to $906.0 million or 37.0% of sales. Our fifty-two week period ended February 1, 2003 includes approximately $0.6 million for FASB 144 write-off, $1.1 million for store closings, $6.0 million for severance costs related to workforce reductions during the year and the relocation of our Value City merchandising office from Boston to New York. The relocation of the Value City buyers from Boston to New York City provides merchants with a closer proximity to our markets and vendors. In addition, we evaluated stores with negative or inadequate cash flows to determine if any assets were impaired. New store openings in the period were limited to our DSW and Filene's Basement segments. Preparations for opening a DSW store or a Filene's Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. No Value City stores were opened less than twelve months during fiscal 2002. Twenty-two DSW stores were opened less than twelve months in fiscal 2002 and had a pre-tax net operating loss of $2.6 million, including $2.6 million of pre-opening expenses. Twenty-six DSW stores were opened less than twelve months during fiscal 2001 and had a pre-tax net operating loss of $2.5 million, including $0.1 million of pre-opening expenses. Filene's Basement had one store opened less than twelve months in fiscal 2002 with a pre-tax net operating profit of $0.1 million, including $0.6 million of pre-opening expenses. SG&A as a percent of sales by segment were:

                                 2002      2001
                                 ----      ----
Value City Department Stores     38.2%     40.7%
DSW                              37.4%     37.4%
Filene's Basement                34.3%     33.1%
                                 ----      ----
Total                            37.0%     38.8%
                                 ====      ====

      License fees and other income. Overall license fees and other income decreased $10.6 million in fiscal 2002. License fees decreased $9.6 million, or 78.5%, from $12.2 million to $2.6 million, as a result of lower sales from unrelated licensees. Fees from the VCM joint venture of $9.7 million in fiscal 2001 did not occur in fiscal 2002 because the operations were consolidated in fiscal 2002 as a result of the purchase of our partner's 50% interest in the VCM joint venture at the close of business on February 2, 2002. Other income decreased $0.9 million, or 16.8%, from $5.7 million to $4.8 million. Other income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

      Operating profit. Operating profit increased to $37.5 million in fiscal 2002 from a loss of $13.9 million in fiscal 2001, and increased as a percentage of net sales from a loss of 0.6% in fiscal 2001 to a profit of 1.5% in fiscal 2002.

      Interest expense. Interest expense, net of interest income, increased $8.4 million from $31.0 million to $39.4 million due primarily to the $3.3 million write-off of unamortized debt issuance costs in 2002 and an increase in interest rates as a result of new term debt, offset partially by a decrease in average borrowings. Interest expense also included amortization of debt discount of $1.3 million.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However, it did require that the Company reclassify the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to interest expense, net, in the Company's Consolidated Statements of Operations in fiscal 2002.

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

                                                                      PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------------------------------------------------
                                                                                                                         NO
                                                         LESS THAN       1-3             3-5          MORE THAN      EXPIRATION
CONTRACTUAL OBLIGATIONS                    TOTAL          1 YEAR        YEARS           YEARS          5 YEARS          DATE
-----------------------                    -----          ------        -----           -----          -------          ----
Long-term debt                          $   300,000      $ 125,000    $ 100,000       $       -       $  75,000         $  -
Capital lease and operating lease
  obligations                             1,235,982        138,421      269,201         236,742         591,618
Pension benefit obligations                  10,018         10,018            -               -               -
Construction commitments(1)                   5,024          5,024            -               -               -
Purchase obligations(2)                      32,986         15,221        6,191           6,090           5,484            -
                                        -----------      ---------    ---------       ---------       ---------         ----
Total                                   $ 1,584,010      $ 293,684    $ 375,392       $ 242,832       $ 672,102         $  -
                                        ===========      =========    =========       =========       =========         ====

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

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

CODE OF ETHICS AND CORPORATE GOVERNANCE INFORMATION

      The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to senior financial officers. These codes of ethics, designated as the "Code of Conduct" and the Code of Ethics for Senior Financial Officers," respectively by the Company, can be found on the Company's investor website at www.valuecity.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the "Code of Conduct" or the "Code of Ethics for Senior Financial Officers" that applies to the Company's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company's website at www.valuecity.com. The Company has adopted a code of ethics that applies to all senior financial officers. This code of ethics, designated as the "Code of Ethics for Senior Financial Officers" by the Company, can be found on the Company's investor website at www.valuecity.com.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 9, 2004 and is incorporated herein by reference in response to this item. However, no information set forth in the Company's 2004 Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation or the performance graph shall be incorporated by reference into this Form 10-K/A.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

15(a)(1) Financial Statements

      The documents listed below are filed as part of this Form 10-K/A:

                                                                                   Page in
                                                                                 Form 10-K/A
                                                                                 -----------
      Report of Independent Registered Public Accounting Firm                        F-1

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

                                             RETAIL VENTURES, INC.

Date: December 9, 2004                  By:  /s/ James A. McGrady
                                             ----------------------------------
                                             (James A. McGrady, Executive Vice
                                             President, Chief Financial
                                             Officer, Treasurer and Secretary)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Retail Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. (formerly known as Value City Department Stores, Inc., and a majority owned subsidiary of Schottenstein Stores Corporation) and its wholly owned subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each the three years ended January 31, 2004, February 1, 2003 and February 2, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, February 1, 2003 and February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective February 3, 2002.

As discussed in Note 15, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
----------------------------
Deloitte & Touche LLP

Columbus, Ohio
April 27, 2004
(December 9, 2004 as to Notes 11 and 15)

                              RETAIL VENTURES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      January 31, 2004 and February 1, 2003
                      (in thousands, except share amounts)

                                     ASSETS
                                                                                 1/31/04        2/1/03
                                                                                ---------      ---------
CURRENT ASSETS:
   Cash and equivalents                                                         $  14,226      $  11,059
   Accounts receivable, net                                                         8,969         10,666
   Receivables from related parties                                                   137            933
   Inventories                                                                    420,338        389,825
   Prepaid expenses and other assets                                               10,651         19,354
   Deferred income taxes                                                           44,933         51,317
                                                                                ---------      ---------
       TOTAL CURRENT ASSETS                                                       499,254        483,154

PROPERTY AND EQUIPMENT, AT COST:
   Furniture, fixtures and equipment                                              293,081        254,467
   Leasehold improvements                                                         234,719        210,825
   Land and building                                                                  801            801
   Capital leases                                                                  37,423         37,423
                                                                                ---------      ---------
                                                                                  566,024        503,516
   Accumulated depreciation and amortization                                     (314,206)      (270,064)
                                                                                ---------      ---------
       PROPERTY AND EQUIPMENT, NET                                                251,818        233,452

GOODWILL                                                                           37,619         37,619
TRADENAMES AND OTHER INTANGIBLES, NET                                              43,638         47,583
OTHER ASSETS                                                                       31,616         29,991
                                                                                ---------      ---------
       TOTAL ASSETS                                                             $ 863,945      $ 831,799
                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $ 147,771      $ 160,809
   Accounts payable to related parties                                              3,335          4,228
   Accrued expenses:
      Compensation                                                                 31,777         29,173
      Taxes                                                                        42,066         42,401
      Other                                                                        38,707         64,344
   Current maturities of long-term obligations                                        741            809
                                                                                ---------      ---------
       TOTAL CURRENT LIABILITIES                                                  264,397        301,764

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES
      Non-related                                                                 154,724         94,473
      Related parties                                                             172,216        170,191
OTHER NONCURRENT LIABILITIES                                                       55,841         44,207
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common shares, without par value; authorized 160,000,000 shares and
        80,000,000 shares, respectively; issued, including treasury shares,
        33,990,707 shares and 33,913,374 shares, respectively                     143,077        143,183
   Warrants                                                                         6,074          6,074
   Retained earnings                                                               74,321         78,767
   Deferred compensation expense, net                                                (635)          (981)
   Treasury shares at cost, 7,651 shares                                              (59)           (59)
   Accumulated other comprehensive loss                                            (6,011)        (5,820)
                                                                                ---------      ---------
       TOTAL SHAREHOLDERS' EQUITY                                                 216,767        221,164
                                                                                ---------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 863,945      $ 831,799
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

                                                                  FOR THE       FOR THE       FOR THE
                                                                 YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                  1/31/04       2/1/03        2/2/02
                                                                 52 WEEKS      52 WEEKS      52 WEEKS
                                                                -----------   -----------   -----------
                                                                      (AS RESTATED - SEE NOTE 15)
Net sales, excluding sales of licensed departments              $ 2,594,206   $ 2,450,719   $ 2,283,878
Cost of sales                                                    (1,593,214)   (1,514,629)   (1,429,455)
                                                                -----------   -----------   -----------
Gross profit                                                      1,000,992       936,090       854,423
Selling, general and administrative expenses                       (974,171)     (906,017)     (886,287)
License fees and other income                                         5,610         7,405        17,967
                                                                -----------   -----------   -----------
Operating profit (loss)                                              32,431        37,478       (13,897)
Interest expense, net:
  Non-related                                                       (12,025)      (20,040)      (22,226)
  Related parties                                                   (26,570)      (19,348)       (8,731)
                                                                -----------   -----------   -----------
Loss before equity in loss of joint venture, cumulative effect
  of accounting change and income taxes                              (6,164)       (1,910)      (44,854)
Equity in loss of joint venture                                           -             -          (406)
                                                                -----------   -----------   -----------
Loss before cumulative effect of accounting change
  and income taxes                                                   (6,164)       (1,910)      (45,260)
Benefit for income taxes                                              1,718           325        16,537
                                                                -----------   -----------   -----------
Loss before cumulative effect of accounting change                   (4,446)       (1,585)      (28,723)
Cumulative effect of accounting change, net of income taxes               -        (2,080)            -
                                                                -----------   -----------   -----------
     Net loss                                                   $    (4,446)  $    (3,665)  $   (28,723)
                                                                -----------   -----------   -----------
Basic and diluted loss per share:
  Loss before cumulative effect of accounting change            $     (0.13)  $     (0.05)  $     (0.85)
  Cumulative effect of accounting change, net of income taxes             -         (0.06)            -
                                                                -----------   -----------   -----------
     Net loss                                                   $     (0.13)  $     (0.11)  $     (0.85)
                                                                -----------   -----------   -----------
Shares used in per share calculations:
  Basic                                                              33,753        33,665        33,610
  Diluted                                                            33,753        33,665        33,610
                                                                -----------   -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                             RETAIL VENTURES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
                                 (in thousands)

                                 NUMBER OF SHARES
                               --------------------
                                                                                                            ACCUMULATED
                                                                                                              OTHER
                                          COMMON                                       DEFERRED               COMPRE-
                               COMMON     SHARES     COMMON               RETAINED   COMPENSATION  TREASURY   HENSIVE
                               SHARES   IN TREASURY  SHARES   WARRANTS    EARNINGS      EXPENSE     SHARES      LOSS       TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 3, 2001       34,331      8       $145,659              $111,155    $(6,448)      $(59)                 $250,307

Net loss                                                                   (28,723)                                        (28,723)
Net unrealized loss on derivative
  financial instruments, net of
  income tax benefit of $1,731                                                                               $(2,595)       (2,595)
Minimum pension liability,
  net of income tax benefit
  of $647                                                                                             (971)         (971)
     Total comprehensive loss                                                                                              (32,289)
Exercise of stock options          108                   782                                                                   782
Net issuance/forfeitures of
  restricted shares               (211)                 (669)                            (517)                              (1,186)
Amortization of deferred
  compensation expense                                                                  2,815                                2,815
                                --------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 2, 2002       34,228      8        145,772                82,432     (4,150)       (59)     (3,566)      220,429

Net loss                                                                    (3,665)                                         (3,665)
Net unrealized gain on derivative
  financial instruments, net of
  income tax provision of $1,316                                                                               1,974         1,974
Minimum pension liability, net of
  income tax benefit of $2,819                                                                              (4,228)       (4,228)
     Total comprehensive loss                                                                                               (5,919)
Warrants issued                                                 $6,074                                                       6,074
Net issuance/forfeitures of
  restricted shares               (315)               (2,589)                           2,589
Amortization of deferred
  compensation expense                                                                    580                                  580
                                --------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 1, 2003       33,913      8        143,183     6,074      78,767       (981)       (59)     (5,820)      221,164

Net loss                                                                    (4,446)                                         (4,446)
Net unrealized gain on derivative
  financial instruments, net of
  income tax provision of $413                                                                                   620           620
Minimum pension liability, net
  of income tax benefit of $541                                                                                (811)         (811)
     Total comprehensive loss                                                                                               (4,637)
Exercise of stock options           20                    60                                                                    60
Net issuance/forfeitures of
  restricted shares                 58                  (166)                             166                                   --
Amortization of deferred
  compensation expense                                                                    180                                  180
                                --------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2004       33,991      8       $143,077    $6,074     $74,321      $(635)      $(59)    $(6,011)     $216,767


The accompanying notes are an integral part of the consolidated financial statements.

                             RETAIL VENTURES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended January 31, 2004, February 1, 2003 and February 2, 2002
                                 (in thousands)

                                                                     Year                  Year                Year
                                                                     Ended                 Ended              Ended
                                                                    1/31/04               2/1/03              2/2/02
                                                                   52 Weeks              52 Weeks            52 Weeks
                                                                   --------              --------            --------
                                                                              (AS RESTATED - SEE NOTE 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(4,446)            $  (3,665)           $(28,723)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Cumulative effect of accounting change                            -                 2,080                   -
        Amortization of debt issuance costs and discount on debt      6,055                 8,492               3,823
        Amortization of deferred compensation                           180                   580               2,815
        Depreciation and amortization                                52,979                53,406              51,820
        Deferred income taxes and other noncurrent liabilities        3,875                11,450             (22,530)
        Equity in loss of joint venture                                   -                     -                 406
        Loss on disposal of assets                                    1,594                 3,603               4,937
        Change in working capital, assets and liabilities:
          Receivables                                                 2,493                (4,044)             54,228
          Inventories                                               (30,513)                7,005              18,790
          Prepaid expenses and other assets                          11,546                  (432)              7,867
          Accounts payable                                          (13,931)                6,264             (45,832)
          Accrued expenses                                          (23,658)                5,547               1,116
                                                                    -------             ---------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             6,174                90,286              48,717
                                                                    -------             ---------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (68,701)              (41,784)            (40,244)
    Proceeds from sale of assets                                         43                   184                  73
    Acquisitions, net of cash received                                    -                     -              (8,375)
    Other assets and acquisitions                                       (25)                    -                   -
    Proceeds from lease incentives                                    5,433                 7,246              14,248
                                                                    -------             ---------            --------
NET CASH USED IN INVESTING ACTIVITIES                               (63,250)              (34,354)            (34,298)
                                                                    -------             ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term obligations:
    Related party note                                                    -               (20,000)                  -
    Capital lease obligations and other debt                           (817)                 (583)               (555)
Proceeds from related party note                                          -               100,000                   -
Net increase (decrease) in revolving credit facility                 61,000              (147,000)             10,707
Proceeds from issuance of common shares                                  60                     -                 782
Debt issuance costs                                                       -               (13,205)                  -
                                                                    -------             ---------            --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  60,243               (80,788)             10,934
                                                                    -------             ---------            --------
NET  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      3,167               (24,856)             25,353
CASH AND EQUIVALENTS, BEGINNING OF YEAR                              11,059                35,915              10,562
                                                                    -------             ---------            --------
CASH AND EQUIVALENTS, END OF YEAR                                   $14,226             $  11,059            $ 35,915
                                                                    =======             =========            ========

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

Buildings .................................             31 years
Furniture, fixtures and equipment..........        3 to 10 years
Leasehold improvements.....................             10 years

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

      The proforma effect of ceasing amortization of goodwill under SFAS 142 is as follows (in thousands, except per share amounts):

                                                                 YEAR ENDED
                                                   ------------------------------------
                                                   1/31/04        2/1/03         2/2/02
                                                   -------        ------         ------
Reported net loss                                  $(4,446)      $(3,665)      $(28,723)
Add back goodwill amortization                          --            --          3,283
                                                   -------       -------       --------
Adjusted net loss                                  $(4,446)      $(3,665)      $(25,440)
                                                   -------       -------       --------
Basic and diluted loss per share                   $ (0.13)      $ (0.11)      $  (0.76)

      TRADENAMES AND OTHER INTANGIBLE ASSETS

      Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $17.8 million and $13.8 million at January 31, 2004 and February 1, 2003, respectively. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

                                                                                   FILENE'S
                                            VALUE CITY                DSW          BASEMENT             TOTAL
                                            ----------                ---          --------             -----
As of January 31, 2004
 Tradenames:
   Gross amount                               $ 1,145               $12,750        $ 9,900             $23,795
   Accumulated amortization                      (433)               (4,887)        (2,585)             (7,905)
   Useful life (in years)                          15                    15             15
 Favorable lease values:
   Gross amount                               $14,417               $   140        $23,057             $37,614
   Accumulated amortization                    (4,513)                  (60)        (5,293)             (9,866)
   Average useful life (in years)                  25                    14             21
As of February 1, 2003
 Tradenames:
   Gross amount                               $ 1,120               $12,750        $ 9,900             $23,770
   Accumulated amortization                      (355)               (4,038)        (1,925)             (6,318)
   Useful life (in years)                          15                    15             15
 Favorable lease values:
   Gross amount                               $14,417               $   140        $23,057             $37,614
   Accumulated amortization                    (3,908)                  (51)        (3,524)             (7,483)
   Average useful life (in years)                  25                    14             20

      Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

                                                             FILENE'S
FISCAL YEAR            VALUE CITY            DSW             BASEMENT            TOTAL
-----------            ----------            ---             --------            -----
2003                     $  683             $ 858            $ 2,429            $ 3,970
2004                        681               864              2,428              3,973
2005                        681               864              2,428              3,973
2006                        681               861              2,428              3,970
2007                        681               854              2,428              3,963
2008                        677               854              2,428              3,959

      VENDOR ALLOWANCES

      Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract. At January 31, 2004 and February 1, 2003, the Company had a vendor allowance balance of less than $100,000.

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

      VALUATION ACCOUNTS

      Reserves used for severance for the period ended January 31, 2004, are as follows (in thousands):

                                                                                   SEVERANCE
                                                                                   ---------
Balance, February 2, 2002                                                           $5,357
Provisions to establish reserves                                                     5,950
Charges/payments                                                                    (7,311)
                                                                                    ------
Balance, February 1, 2003                                                           $3,996
Provisions to establish reserves
Charges/payments                                                                    (3,996)
                                                                                    ------
Balance, January 31, 2004                                                               --
                                                                                    ------

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

                                                                    YEAR ENDED
                                                        ----------------------------------
                                                        1/31/04      2/1/03        2/2/02
                                                        -------      ------        ------
Net loss, as reported                                   $(4,446)     $(3,665)     $(28,723)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                        $(5,341)     $(4,999)     $ (1,508)
                                                        -------      -------      --------
Pro forma net loss                                      $(9,787)     $(8,664)     $(30,231)
                                                        -------      -------      --------
Earnings per share:
    Basic and diluted as reported                       $ (0.13)     $ (0.11)     $  (0.85)
    Basic and diluted pro forma                         $ (0.29)     $ (0.26)     $  (0.90)

      To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2003, 2002 and 2001, respectively: expected volatility of 71.1%, 83.4% and 100.4%; dividend yield of 0.0%; risk-free interest rates of 4.3%, 2.6% and 4.7%; and, expected lives of 8.3, 7.6 and
      7.3 years. The weighted average fair value of options granted in the fiscal year 2003, 2002 and 2001 was $1.49, $2.54 and $6.32, respectively.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a significant effect on the Company's results of operations or its financial position. However, for the year ended February 1, 2003, the Company reclassified the loss on the extinguishment of debt of approximately $3.3 million from extraordinary loss to interest expense, net, in the Company's Consolidated Statements of Operations.

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

2.    RELATED PARTY TRANSACTIONS

      The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation ("SSC"), direct owner of approximately 53.0% of the Company's common shares, and VCM prior to February 2, 2002. The related party transactions are as follows (in thousands):

                                                                                 YEAR ENDED
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
                                                                  -------           ------            ------
Purchases of merchandise from affiliates                          $18,494          $13,238           $16,396
                                                                  -------          -------           -------

      Sales by licensed departments and the related license fees earned are as follows (in thousands):

                                                                                 YEAR ENDED
                                                                -------------------------------------------
                                                                1/31/04            2/1/03           2/2/02
                                                                -------            ------           ------
VCM
  Sales                                                            --                --            $136,153
  License fees                                                     --                --            $  9,698
                                                                                                   --------

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

      The Company has several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases 5 store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 31 store locations, 6 warehouse facilities and a parcel of land for an annual minimum rent of $21.8 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and sub-leases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

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

                                                                      YEAR ENDED
                                                             ---------------------------
                                                             1/31/04    2/1/03    2/2/02
                                                             -------    ------    ------
Minimum rentals:                                              $1,132    $1,076    $1,056
Contingent rentals:                                              263       341       320
                                                              ------    ------    ------
Total                                                         $1,395    $1,417    $1,376
                                                              ------    ------    ------

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

      Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 31, 2004 are as follows (in thousands):

                                                    OPERATING LEASES
                                    --------------------------------------------------
FISCAL                                                   UNRELATED            RELATED             CAPITAL
YEAR                                   TOTAL               PARTY               PARTY               LEASES
----                                ----------           ---------           ---------            -------
2004                                $  134,894           $ 112,873           $  22,021            $ 3,526
2005                                   134,713             112,466              22,247              3,438
2006                                   127,613             105,774              21,839              3,438
2007                                   119,039              97,985              21,054              3,515
2008                                   110,618              90,659              19,959              3,571
Future Years                           543,297             411,864             131,433             48,320
                                    ----------           ---------           ---------            -------
Total minimum lease payments        $1,170,174           $ 931,621           $ 238,553            $65,808
                                    ==========           =========           =========            -------
Less amount representing interest                                                                 (35,543)
                                                                                                  -------
Present value of minimum
  lease payments                                                                                   30,265
Less current portion                                                                                 (491)
                                                                                                  -------
Total long-term portion                                                                           $29,774
                                                                                                  =======

      The composition of rental expense (in thousands):

                                                                                 YEAR ENDED
                                                                 -------------------------------------------
                                                                  1/31/04          2/1/03            2/2/02
                                                                 --------         --------          --------
Minimum rentals:
   Unrelated parties                                             $103,925         $101,221          $ 90,569
   Related parties                                                 21,837           19,539            15,363
Contingent rentals:
   Unrelated parties                                               15,735            3,975             4,414
   Related parties                                                    156              208             2,128
                                                                 --------         --------          --------
Total                                                            $141,653         $124,943          $112,474
                                                                 ========         ========          ========

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

4.    LONG-TERM OBLIGATIONS AND NOTES PAYABLE

      Long-term obligations consist of the following (in thousands):

                                                                                   1/31/04           2/1/03
                                                                                  --------          --------
Credit facilities:
   Revolving credit facility                                                      $125,000          $ 64,000
   Term loans - related parties                                                    100,000           100,000
   Discount on term loan - related parties                                          (2,784)           (4,809)
   Senior subordinated convertible loan - related parties                           75,000            75,000
                                                                                  --------          --------
                                                                                   297,216           234,191
Capital lease obligations                                                           30,265            30,851
                                                                                  --------          --------
Other                                                                                  200               431
                                                                                  ========          ========
                                                                                   327,681           265,473
Less current maturities                                                               (741)             (809)
                                                                                  --------          --------
                                                                                  $326,940          $264,664
                                                                                  --------          --------
Letters of Credit Outstanding                                                     $ 23,353          $ 19,163
                                                                                  --------          --------
Availability under revolving credit facility                                      $137,690          $169,343
                                                                                  --------          --------
Accrued interest to related parties                                               $    628          $  3,233
                                                                                  --------          --------

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

      The Company recorded a loss on the debt extinguishment of $3.3 million as a result of the debt financing. This loss is included on the Consolidated Statements of Operations in interest expense, net and represents the balance of unamortized deferred loan fees as of June 11, 2002.

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

      On June 11, 2002, the Company refinanced its previous financing arrangement and recorded $3.3 million loss on the extinguishment of debt resulting from the write-off of deferred financing costs. This write-off is included in interest expense, net.

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

      The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of January 31, 2004 and February 1, 2003 (in thousands):

                                                                                           YEAR ENDED
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
                                                                                   -------           -------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year                              $20,691           $18,662
    Service cost                                                                        35                29
    Interest cost                                                                    1,292             1,280
    Benefits paid                                                                     (952)             (941)
    Actuarial loss                                                                   3,327             1,808
    Other                                                                               --              (147)
                                                                                   -------           -------
Projected benefit obligation at end of year                                         24,393            20,691
                                                                                   -------           -------

                                                                                          YEAR ENDED
                                                                                   -------------------------
                                                                                   1/31/04           2/1/03
                                                                                   -------           -------
Change in plan assets:
    Fair market value at beginning of year                                          15,269            17,681
    Actual (loss) return on plan assets                                              2,932            (1,306)
    Employer contributions                                                           1,320               350
    Benefits paid                                                                     (952)             (941)
    Other                                                                             (199)             (515)
                                                                                    ------           -------
Fair market value at end of year                                                    18,370            15,269
                                                                                    ------           -------
    Funded status                                                                   (6,023)           (5,422)
    Unrecognized actuarial loss                                                     10,378             9,094
    Unrecognized transition obligation                                                (260)             (334)
                                                                                    ------           -------
    Accrued benefit cost                                                            $4,095           $ 3,338
                                                                                    ------           -------

      Amounts recognized in the consolidated balance sheet consisted of (in thousands):

                                                                                           YEAR ENDED
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
                                                                                   -------           -------
Accrued benefit cost                                                               $(5,923)          $(5,329)
Accumulated other comprehensive income                                              10,018             8,667
                                                                                   -------           -------
Net amount recognized                                                              $ 4,095           $ 3,338
                                                                                   -------           -------

      The plan's accumulated benefit obligation was $24.3 million at January 31, 2004, and $20.6 million at February 1, 2003.

                                                                                           YEAR ENDED
                                                                                   -------------------------
                                                                                         (IN THOUSANDS)
                                                                                   1/31/04            2/1/03
                                                                                   -------            ------
Projected benefit obligation                                                        24,393            20,691
Accumulated benefit obligation                                                      24,293            20,598
Fair value of plan assets                                                           18,369            15,269

      The components of net periodic benefit cost are comprised of the following (in thousands):

                                                                                  YEAR ENDED
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
                                                                  -------           ------            ------
Service cost                                                      $    35          $    29           $    32
Interest cost                                                       1,292            1,280             1,244
Expected return on plan assets                                     (1,286)          (1,453)           (1,573)
Amortization of transition (asset) obligation                         (75)             (75)              (83)
Amortization of prior-service cost                                     --               (8)              (19)
Amortization of net loss                                              596              198                60
                                                                  -------          -------           -------
Net periodic benefit cost                                         $   562          $   (29)          $  (339)
                                                                  -------          -------           -------

      The amount included within other comprehensive income arising from a change in the additional minimum pension liability, net of income tax, was $1.4 million at January 31, 2004, $3.7 million at February 1, 2003 and $1.1 million at February 2, 2002.

      Assumptions used in each year of the actuarial computations were:

                                                                                          YEAR ENDED
                                                                                    -----------------------
                                                                                    1/31/04        2/1/03
                                                                                    -------        ------
Discount rate                                                                         6.0%              6.5%
Rate of increase in compensation levels                                               4.0%              4.0%
Expected long-term rate of return                                                     8.0%       8.0% - 9.0%

      The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception assets.

      The weighted average allocation of plan assets by category are as follows:

                                                                                            YEAR ENDED
                                                                                    -----------------------
                                                                                     1/31/04         2/1/03
                                                                                    --------         ------
Equity securities                                                                     48.4%           35.0%
Fixed securities                                                                      45.0            49.0
Commercial mortgage                                                                    5.8              --
Other                                                                                  0.8            16.0
                                                                                     -----           -----
                                                                                     100.0%          100.0%
                                                                                     -----           -----

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

      The following table summarizes the Company's stock option plans and related Weighted Average Exercise Prices ("WAEP") (shares in thousands):

                                                                              YEAR ENDED
                                                  -----------------------------------------------------------------
                                                        1/31/04                 2/1/03                 2/2/02
                                                        -------                 ------                 ------
                                                  SHARES       WAEP      SHARES        WAEP      SHARES        WAEP
                                                  ------       ----      ------        ----      ------        ----
Outstanding beginning of year                     8,921       $5.36       3,693       $8.07       2,616       $9.32
Granted                                             833        2.44       6,664        4.30       1,307        8.41
Exercised                                           (20)       3.04          --          --        (108)       8.10
Canceled                                           (468)       8.47      (1,436)       7.38        (122)       9.48
                                                  -----       -----       -----       -----       -----        ----
Outstanding end of year                           9,266        4.94       8,921        5.36       3,693        8.07
                                                  -----       -----       -----       -----       -----        ----
Options exercisable end of year                   2,845       $6.50       1,651       $8.98       1,595       $9.29
Shares available for additional grants            7,456                   7,821                   3,049

      The following table summarizes information about stock options outstanding as of January 31, 2004 (shares in thousands):

                                               OPTIONS OUTSTANDING
                                 ----------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE                                OPTIONS EXERCISABLE
                                                     REMAINING                              --------------------
RANGE OF EXERCISE PRICES         SHARES            CONTRACT LIFE          WAEP              SHARES         WAEP
------------------------         ------            -------------          ----              ------         ----
$  1.68 -   $  4.49              1,558                 9 yrs             $ 2.43               294         $ 2.77
$  4.50 -   $ 10.00              7,333                 8 yrs             $ 5.05             2,209         $ 5.94
$ 10.01 -   $ 21.44                375                 5 yrs             $13.27               342         $13.31

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

10.   INCOME TAXES

      The (benefit) provision for income taxes consists of the following (in thousands):

                                                                                  YEAR ENDED
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03           2/2/02
                                                                  -------           ------           ------
Current:
Federal                                                           $   198           $3,523                --
State and local                                                        --              503          $  2,833
                                                                  -------           ------          --------
                                                                      198            4,026             2,833
                                                                  -------           ------          --------
Deferred:
Federal                                                            (1,463)          (2,697)          (16,948)
State and local                                                      (453)            (385)           (2,422)
                                                                  -------           ------          --------
                                                                   (1,916)          (3,082)          (19,370)
                                                                  -------           ------          --------
Income tax (benefit) expense                                      $(1,718)          $  944          $(16,537)
                                                                  -------           ------          --------

      A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

                                                                                   YEAR ENDED
                                                                  ------------------------------------------
                                                                  1/31/04            2/1/03           2/2/02
                                                                  -------            ------           ------
Income tax (benefit) expense at federal statutory rate            $  (667)            $500          $(13,376)
Jobs credit                                                        (1,524)            (926)           (1,439)
State and local taxes, net                                            208              641            (2,449)
Non-deductible interest                                               662              370             1,885
Valuation allowance                                                 1,467               --                --
Other                                                              (1,864)             359            (1,158)
                                                                  -------             ----          --------
                                                                  $(1,718)            $944          $(16,537)
                                                                  =======             ====          ========

      The components of the net deferred tax asset as of January 31, 2004 and February 1, 2003 are (in thousands):

                                                                                           YEAR ENDED
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
                                                                                   -------            ------
Deferred tax assets:
  Basis differences in inventory                                                   $14,884           $30,184
  Basis differences in property and equipment                                       13,585             5,891
  Deferred compensation                                                              1,009             1,695
  Amortization of lease acquisition costs                                            1,308             1,634
  Acquired assets                                                                    2,036             2,036
  Net operating loss                                                                12,322             9,106
  Federal tax credit                                                                 2,963             1,439
  Contribution carry forward                                                         1,467             1,467
  Valuation allowance                                                               (1,467)               --
  Tenant allowance                                                                   1,478               401
  Capital leases                                                                     1,362             1,812
  Other comprehensive loss                                                           4,008             3,881
  Accrued expenses                                                                  17,198                --
  Other                                                                              2,148             9,500
                                                                                   -------           -------
                                                                                    74,301            69,046
                                                                                   -------           -------
Deferred tax liabilities:
  Gain/loss                                                                         (2,708)           (1,128)
  State and local taxes                                                             (4,941)           (3,401)
                                                                                   -------           -------
                                                                                    (7,649)           (4,529)
                                                                                   -------           -------
  Total net                                                                        $66,652           $64,517
                                                                                   =======           =======

      The net deferred tax asset is recorded in the Company's consolidated balance sheet as follows (in thousands):

                                                                                           YEAR ENDED
                                                                                   -------------------------
                                                                                   1/31/04            2/1/03
                                                                                   -------            ------
Current deferred tax asset                                                         $44,933           $51,317
Non-current deferred tax asset                                                      21,719            13,200
                                                                                   -------           -------
Net deferred tax asset                                                             $66,652           $64,517
                                                                                   -------           -------

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

11.   SEGMENT REPORTING

      As discussed in Note 15, the Consolidated Statements of Operations for fiscal years 2003, 2002 and 2001 have been restated to reflect certain reclassifications. These reclassifications affect the Company's previously filed segment financial information for fiscal years 2003, 2002 and 2001. The following segment financial data for fiscal years 2003, 2002 and 2001 have been derived from the restated consolidated financial statements.

      The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.

      YEAR ENDED JANUARY 31, 2004 (IN THOUSANDS):

                                                                         FILENE'S
                                    VALUE CITY            DSW            BASEMENT          TOTAL
                                    ----------            ---            --------          -----
Net sales                           $1,504,674          $772,631         $316,901        $2,594,206
Operating profit (loss)                  8,415            26,506           (2,490)           32,431
Identifiable assets                    498,048           224,832          141,065           863,945
Capital expenditures                    38,582            21,017            9,102            68,701
Depreciation and
  Amortization                          31,999            14,679            6,301            52,979

      YEAR ENDED FEBRUARY 1, 2003 (IN THOUSANDS):

                                                                         FILENE'S
                                    VALUE CITY            DSW            BASEMENT          TOTAL
                                    ----------            ---            --------          -----
Net sales                           $1,518,595          $628,964         $303,160        $2,450,719
Operating profit (loss)                 24,389            15,098           (2,009)           37,478
Identifiable assets                    547,538           183,190          101,071           831,799
Capital expenditures                    26,136            12,260            3,388            41,784
Depreciation and
  Amortization                          41,701             5,363            6,342            53,406

      YEAR ENDED FEBRUARY 2, 2002 (IN THOUSANDS):

                                                                         FILENE'S
                                    VALUE CITY            DSW            BASEMENT          TOTAL
                                    ----------            ---            --------          -----
Net sales                           $1,481,151          $509,375         $293,352        $2,283,878
Operating (loss) profit                (27,773)            4,621            9,255           (13,897)
Identifiable assets                    613,897           232,274           34,140           880,311
Capital expenditures                    14,788            24,542              914            40,244
Depreciation and
  Amortization                          41,361             4,099            6,360            51,820

      The following sets forth sales by each major merchandise category (in thousands):

                                                                                YEAR ENDED
                                                               ---------------------------------------------
                                                                 1/31/04          2/1/03            2/2/02
                                                               ----------       ----------        ----------
Apparel and ready to wear                                      $1,112,789       $1,144,024        $1,189,938
Hard goods and home furnishings                                   493,511          466,759           376,060

Shoes and other footwear                                          987,906          839,936           717,880
                                                               ----------       ----------        ----------
Total                                                          $2,594,206       $2,450,719        $2,283,878
                                                               ----------       ----------        ----------

13.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                 QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

      YEAR ENDED JANUARY 31, 2004

                                                               1ST QTR.    2ND QTR.    3RD QTR.    4TH QTR.
                                                               05/03/03    08/02/03    11/01/03    01/31/04
                                                               13 WEEKS    13 WEEKS    13 WEEKS    13 WEEKS
                                                              ---------   ---------   ---------   ---------
                                                                        (As restated - see Note 15)
Net sales, excluding sales of licensed
  departments                                                 $ 588,532   $ 604,594   $ 680,639   $ 720,441
Cost of sales                                                  (371,812)   (368,228)   (419,251)   (433,923)
                                                              ---------   ---------   ---------   ---------
Gross profit                                                    216,720     236,366     261,388     286,518

Selling, general and administrative expenses                   (230,034)   (234,885)   (249,597)   (259,655)
License fees and other income                                     1,501       1,291       1,454       1,364
                                                              ---------   ---------   ---------   ---------
Operating (loss) profit                                         (11,813)      2,772      13,245      28,227
Interest expense, net
  Non-related                                                    (4,207)     (2,102)     (2,959)     (2,757)
  Related parties                                                (6,383)     (6,957)     (6,615)     (6,615)
                                                              ---------   ---------   ---------   ---------
(Loss) income before income taxes                               (22,403)     (6,287)      3,671      18,855
Benefit (provision) for income taxes                              9,230       2,639      (2,770)     (7,381)
                                                              ---------   ---------   ---------   ---------
Net (loss) income                                             $ (13,173)  $  (3,648)  $     901   $  11,474
                                                              ---------   ---------   ---------   ---------
Basic (loss) earnings per share (2)                           $   (0.39)  $   (0.11)  $    0.03   $    0.34
                                                              ---------   ---------   ---------   ---------
Diluted (loss) earnings per share (2)                         $   (0.39)  $   (0.11)  $    0.03   $    0.25
                                                              ---------   ---------   ---------   ---------

      YEAR ENDED FEBRUARY 1, 2003

                                                                 1ST QTR.      2ND QTR.      3RD QTR.      4TH QTR.
                                                                 05/04/02      08/03/02      11/02/02      02/01/03
                                                               13 WEEKS(1)     13 WEEKS    13 WEEKS(1)    13 WEEKS(1)
                                                               -----------     --------    -----------    -----------
                                                                          (As restated - see Note 15)
Net sales, excluding sales of licensed departments              $ 585,912     $ 569,062     $ 616,990     $ 678,755
Cost of sales                                                    (362,725)     (345,463)     (383,921)     (422,520)
                                                                ---------     ---------     ---------     ---------
Gross profit                                                      223,187       223,599       233,069       256,235

Selling, general and administrative expenses                     (222,594)     (215,252)     (230,114)     (238,057)
License fees and other income                                       2,162         2,431         1,257         1,555
                                                                ---------     ---------     ---------     ---------
Operating profit                                                    2,755        10,778         4,212        19,733
Interest expense, net
    Non-related                                                    (5,302)       (7,314)       (3,896)       (3,528)
    Related parties                                                (1,712)       (4,641)       (5,996)       (6,999)
                                                                ---------     ---------     ---------     ---------
(Loss) income before cumulative effect of
   accounting change and income taxes                              (4,259)       (1,177)       (5,680)        9,206
Benefit (provision) for income taxes                                1,564           451         2,184        (3,874)
                                                                ---------     ---------     ---------     ---------
(Loss) income before cumulative effect of
   accounting change                                               (2,695)         (726)       (3,496)        5,332
Cumulative effect of accounting change,
   net of income taxes                                             (2,080)           --            --            --
                                                                ---------     ---------     ---------     ---------
Net (loss) income                                               $  (4,775)    $    (726)    $  (3,496)    $   5,332
                                                                ---------     ---------     ---------     ---------
Basic and diluted (loss) earnings per share:
  Basic
    (Loss) income before cumulative
      effect of accounting change                               $   (0.08)    $   (0.02)    $   (0.10)    $    0.16
    Cumulative effect of accounting change,
       net of income taxes                                          (0.06)           --            --            --
                                                                ---------     ---------     ---------     ---------
Basic (loss) earnings per share (2)                             $   (0.14)    $   (0.02)    $   (0.10)    $    0.16
                                                                ---------     ---------     ---------     ---------
  Diluted
    (Loss) income before cumulative effect
      of accounting change                                      $   (0.08)    $   (0.02)    $   (0.10)    $    0.12
    Cumulative effect of accounting change,
      net of income taxes                                           (0.06)           --            --            --
                                                                ---------     ---------     ---------     ---------
Diluted (loss) profit earnings per share (2)                    $   (0.14)    $   (0.02)    $   (0.10)    $    0.12
                                                                ---------     ---------     ---------     ---------

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

14.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

      A supplemental schedule of non-cash investing and financing activities is presented below:

                                                                                 YEAR ENDED
                                                                  ------------------------------------------
                                                                  1/31/04           2/1/03            2/2/02
                                                                  -------           ------            ------
Cash paid during the year for:
  Interest                                                        $34,070          $30,319           $26,788
  Income taxes                                                    $ 2,298          $ 7,324           $ 2,757
Issuance of warrants                                                   --          $ 6,074                --

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

15.   RESTATEMENT:

      Subsequent to the issuance of the Company's January 31, 2004 consolidated financial statements, management determined that certain components in our Consolidated Statements of Operations for fiscal years 2003, 2002 and 2001 should be reclassified. The reclassifications relate to amortization of debt issuance costs which were reclassified from selling, general and administrative expenses to interest expense, net. The reclassifications have no effect on gross profit or net loss. In addition, the amortization of debt issuance costs were reclassified in the Consolidated Statements of Cash Flows to present such amounts in amortization of debt issuance costs and discount on debt.

      The Company also updated the number of authorized common shares disclosed within the Consolidated Balance Sheets from 80,000,000 to 160,000,000 to reflect the number of common shares authorized during the Company's reorganization that occurred on October 8, 2003.

      The accompanying Consolidated Statements of Operations and Cash Flows for fiscal years 2003, 2002 and 2001 have been restated to reflect the aforementioned reclassifications as follows (in thousands):

                                                                           YEAR ENDED JANUARY 31, 2004
                                                               ----------------------------------------------
                                                               AS REPORTED     RECLASSIFICATION   AS RESTATED
                                                               -----------     ----------------   -----------
Consolidated Statements of Operations:
  Selling, general and administrative expenses                  $(978,201)          $4,030         $(974,171)
  Operating profit                                                 28,401            4,030            32,431
  Interest expense, net
    Non-related                                                    (9,718)          (2,307)          (12,025)
    Related parties                                               (24,847)          (1,723)          (26,570)
Consolidated Statements of Cash Flows:
  Amortization of debt issuance costs
    and discount on debt                                            2,025            4,030             6,055
  Depreciation and Amortization                                    57,009           (4,030)           52,979

                                                                         YEAR ENDED FEBRUARY 1, 2003
                                                               ----------------------------------------------
                                                               AS REPORTED     RECLASSIFICATION   AS RESTATED
                                                               -----------     ----------------   -----------
Consolidated Statements of Operations:
  Selling, general and administrative expenses                  $(912,912)          $6,895         $(906,017)
  Operating profit                                                 30,583            6,895            37,478
  Interest expense, net
    Non-related                                                   (14,909)          (5,131)          (20,040)
    Related parties                                               (17,584)          (1,764)          (19,348)
Consolidated Statements of Cash Flows:
  Amortization of debt issuance costs
    and discount on debt                                            1,266            7,226             8,492
  Depreciation and Amortization                                    60,301           (6,895)           53,406
  Change in Prepaid expenses and other assets                        (101)            (331)             (432)

                                                                         YEAR ENDED FEBRUARY 2, 2002
                                                               ----------------------------------------------
                                                               AS REPORTED     RECLASSIFICATION   AS RESTATED
                                                               -----------     ----------------   -----------
Consolidated Statements of Operations:
  Selling, general and administrative expenses                  $(888,734)          $2,447         $(886,287)
  Operating profit (loss)                                         (16,344)           2,447           (13,897)
  Interest expense, net
    Non-related                                                   (20,289)          (1,937)          (22,226)
    Related parties                                                (8,221)            (510)           (8,731)
Consolidated Statements of Cash Flows:
  Amortization of debt issuance costs
    and discount on debt                                               --            3,823             3,823
  Depreciation and Amortization                                    54,267           (2,447)           51,820
  Change in Prepaid expenses and other assets                       9,243           (1,376)            7,867

                              RETAIL VENTURES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                          COLUMN B                   COLUMN C                COLUMN D           COLUMN E
                                          --------                   --------                --------           --------
COLUMN A                                 BALANCE AT       CHARGES TO        CHARGES TO                         BALANCE AT
--------                                 BEGINNING         COSTS AND           OTHER                              END
DESCRIPTION                              OF PERIOD          EXPENSES        ACCOUNTS (1)    DEDUCTIONS (2)      OF PERIOD
-----------                              ---------          --------        ------------    --------------      ---------
Allowance deducted from asset to
 which it applies:

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year Ended:
       02/02/02                           $    992           $4,829            $  165          $  4,193         $  1,793
       02/01/03                              1,793               10                --               907              896
       01/31/04                                896               33                --               103              826
ALLOWANCE FOR MARKDOWNS:
    Year Ended:
       02/02/02                             54,082           22,698             3,451            46,691           33,540
       02/01/03                             33,540            8,594                --             9,659           32,475
       01/31/04                             32,475            6,569                --             4,859           34,185
ALLOWANCE FOR SALES RETURNS:
    Year Ended:
       02/02/02                              1,866            1,676                78             1,272            2,348
       02/01/03                              2,348              528                --               614            2,262
       01/31/04                              2,262              963                --                15            3,210
STORE CLOSING RESERVE:
    Year ended:
       02/02/02                              1,043               --                --               428              615
       02/01/03                                615            1,099                --             1,190              524
       01/31/04                                524              598                --                --            1,122

(1) The charges to other accounts represent balances resulting from the acquisitions of VCM in fiscal 2001.

(2) The deductions in Column D are amounts written off against the respective reserve.

                                INDEX TO EXHIBITS
            Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
  No.                                 Description
-------  -----------------------------------------------------------------------
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

10.11 Master Warehouse Lease dated April 25, 1991, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.11.1 First Amendment to Master Warehouse Lease dated February 1992, between the Company, as lessee, and SSC, as lessor, re three warehouse, office, and shop locations. Incorporated by reference to Exhibit 10.10.1 to Form S-1 Registration Statement (file no. 33-47252) filed April 16, 1992.

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

10.15 Lease, dated June 28, 1989, between the Company, by assignment from SSC, as lessee, and Southeast Industrial Park Realty Company, an affiliate of SSC, as lessor, re one warehouse. Incorporated by reference to Exhibit 10.14.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

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

10.39 Agreement of Lease dated 1996 between the Company, as tenant, and SSC, as landlord, re the Melrose Park, IL store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed November 1, 1996.

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

10.44 Lease, dated August 30, 2002 by and between Jubilee Limited Partnership, an Ohio limited partnership (an affiliate of SSC) and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.45 Lease, dated July 31, 2003 by and between JLPK-Dale Mabry, LLC, a Delaware limited liability company (an affiliate of SSC) and Shonac Corporation, re: Tampa, FL DSW store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.46 Lease, dated October 8, 2003 by and between Jubilee Limited Partnership, an Ohio limited partnership (an affiliate of SSC) and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.47 Lease, dated October 28, 2003 by and between JLP-RICHMOND LLC, an Ohio limited liability company (an affiliate of SSC) and Shonac Corporation, Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

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

10.51 Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

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

10.53 Financing Agreement dated as of June 11, 2002, by and among the Company, as Borrowers and Cerberus Partners, L.P. and the Lenders from time to time party hereto. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

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

21*      List of Subsidiaries

23*      Consent of Independent Registered Public Accounting Firm

24*      Power of Attorney

31.1*    Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2*    Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

32.1*    Section 1350 Certification - Principal Executive Officer

32.2*    Section 1350 Certification - Principal Financial Officer

*     Filed herewith.