Form 10-Q
period 2004-10-30
RETAIL VENTURES INC
filed 2004-12-10
CIK 874444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 30, 2004

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________

                         Commission file number 1-10767

                              RETAIL VENTURES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                            20-0090238
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               No.)

3241 Westerville Road, Columbus, Ohio                       43224
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

                                 (614) 471-4722
                ------------------------------------------------
               Registrant's telephone number, including area code

                                Not applicable
            ---------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO[X]

The number of outstanding Common Shares, without par value, as of November 30, 2004 was 34,076,155.

                              RETAIL VENTURES, INC.
                                TABLE OF CONTENTS

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Condensed Consolidated Balance Sheets at October 30, 2004
                      and January 31, 2004.......................................................................     3
                  Condensed Consolidated Statements of Operations for the
                      three and nine months ended October 30, 2004 and
                      November 1, 2003...........................................................................     4
                  Condensed Consolidated Statements of Shareholders' Equity
                      for the nine months ended October 30, 2004 and November 1, 2003............................     5
                  Condensed Consolidated Statements of Cash Flows
                      for the nine months ended October 30, 2004 and November 1, 2003............................     6
                  Notes to the Condensed Consolidated Financial Statements.......................................     7
        Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................    15
        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................    28
        Item 4.   Controls and Procedures........................................................................    28

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings..............................................................................    29
        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...................................    29
        Item 3.   Defaults Upon Senior Securities................................................................    29
        Item 4.   Submission of Matters to a Vote of Security Holders............................................    29
        Item 5.   Other Information..............................................................................    29
        Item 6.   Exhibits.......................................................................................    29

Signature........................................................................................................    30

Index to Exhibits................................................................................................    31

                              RETAIL VENTURES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     October 30,     January 31,
                                                                        2004            2004
                                                                     -----------     -----------
ASSETS
Cash and equivalents                                                 $    17,666      $  14,226
Accounts receivable, net                                                  13,135          8,969
Receivables from related parties                                             193            137
Inventories                                                              584,832        420,338
Prepaid expenses and other assets                                         23,844         10,651
Deferred income taxes                                                     52,120         44,933
                                                                     -----------      ---------
Total current assets                                                     691,790        499,254
                                                                     -----------      ---------

Property and equipment, net                                              269,822        251,818

Goodwill                                                                  37,619         37,619
Tradenames and other intangibles, net                                     44,512         43,638
Other assets                                                              34,295         31,616
                                                                     -----------      ---------
Total assets                                                         $ 1,078,038      $ 863,945
                                                                     ===========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                     $   272,384      $ 147,771
Accounts payable to related parties                                        5,178          3,335
Accrued expenses                                                         129,285        112,550
Current maturities of long-term obligations                                  573            741
                                                                     -----------      ---------
Total current liabilities                                                407,420        264,397
                                                                     -----------      ---------

Long-term obligations, net of current maturities
  Non-related                                                            214,286        154,724
  Related parties                                                        173,735        172,216
Other noncurrent liabilities                                              66,504         55,841
Commitments and contingencies

Common shares, without par value;
  160,000,000 authorized; issued, including
  treasury shares, 34,083,706 and
  33,990,707 shares, respectively                                        143,395        143,077
Warrants                                                                   6,074          6,074
Retained earnings                                                         72,994         74,321
Deferred compensation expense, net                                          (300)          (635)
Treasury shares, at cost, 7,551 shares                                       (59)           (59)
Accumulated other comprehensive loss                                      (6,011)        (6,011)
                                                                     -----------      ---------
Total shareholders' equity                                               216,093        216,767
                                                                     -----------      ---------
Total liabilities and shareholders' equity                           $ 1,078,038      $ 863,945
                                                                     ===========      =========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               Three months ended           Nine months ended
                                            ------------------------   --------------------------
                                            October 30,  November 1,   October 30,    November 1,
                                               2004         2003          2004           2003
                                            -----------  -----------   ----------     -----------
Net sales, excluding sales of
   licensed departments                      $ 699,738    $ 680,639    $ 1,977,692    $ 1,873,765
Cost of sales                                 (419,776)    (419,251)    (1,178,731)    (1,159,291)
                                             ---------    ---------    -----------    -----------
Gross profit                                   279,962      261,388        798,961        714,474

Selling, general and administrative
   expenses                                   (273,560)    (249,597)      (777,025)      (714,516)
License fees and other income                    1,950        1,454          5,073          4,246
                                             ---------    ---------    -----------    -----------
Operating profit                                 8,352       13,245         27,009          4,204

Interest expense, net
   Non-related                                  (3,123)      (2,959)        (8,981)        (9,268)
   Related parties                              (6,815)      (6,615)       (20,266)       (19,955)
                                             ---------    ---------    -----------    -----------
(Loss) income before income taxes               (1,586)       3,671         (2,238)       (25,019)

Benefit (provision) for income taxes               646       (2,770)           911          9,099
                                             ---------    ---------    -----------    -----------
Net (loss) income                            $    (940)   $     901    $    (1,327)   $   (15,920)
                                             =========    =========    ===========    ===========

Basic and diluted (loss) income per share:
       Basic                                 $   (0.03)   $    0.03    $     (0.04)   $     (0.47)
       Diluted                               $   (0.03)   $    0.03    $     (0.04)   $     (0.47)
                                             ---------    ---------    -----------    -----------

Shares used in per share calculations:
       Basic                                    33,978       33,783         33,914         33,738
       Diluted                                  33,978       34,173         33,914         33,738

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              RETAIL VENTURES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                               Number of Shares
                             ---------------------                                                        Accumulated
                                          Common                                    Deferred                 Other
                             Common       Shares    Common              Retained  Compensation  Treasury Comprehensive
                             Shares    in Treasury  Shares   Warrants   Earnings     Expense     Shares       Loss        Total
                             ------    -----------  -------  --------   --------  ------------  -------- ---------------  -----
BALANCE, FEBRUARY 1, 2003    33,913         8      $143,183   $6,074   $ 78,767      $(981)       $(59)     $(5,820)     $221,164

Net loss                                                                (15,920)                                          (15,920)
Exercise of stock options         7
Net issuance/forfeitures
   of restricted shares          57
Amortization of deferred
   compensation expense                                                                214                                    214
Net unrealized gain on
    derivative instruments,
    net of taxes of $413                                                                                        620           620
                             ------         -      --------   ------   --------      -----        ----      -------      --------
BALANCE, NOVEMBER 1, 2003    33,977         8      $143,183   $6,074   $ 62,847      $(767)       $(59)     $(5,200)     $206,078
                             ======         =      ========   ======   ========      =====        ====      =======      ========

BALANCE, JANUARY 31, 2004    33,991         8      $143,077   $6,074   $ 74,321      $(635)       $(59)     $(6,011)     $216,767

Net loss                                                                 (1,327)                                           (1,327)
Exercise of stock options       109                     422                                                                   422
Forfeiture of
     restricted shares          (16)                   (104)                           104
Amortization of deferred
   compensation expense                                                                231                                    231
                             ------         -      --------   ------   --------      -----        ----      -------      --------
BALANCE, OCTOBER 30, 2004    34,084         8      $143,395   $6,074   $ 72,994      $(300)       $(59)     $(6,011)     $216,093
                             ======         =      ========   ======   ========      =====        ====      =======      ========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              RETAIL VENTURES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Nine months ended
                                                           -------------------------
                                                            October 30,  November 1,
                                                               2004         2003
                                                           -----------   -----------
Cash flows from operating activities:
Net loss                                                    $  (1,327)   $ (15,920)
Adjustments to reconcile net loss
     to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt        4,269        4,494
Amortization of deferred compensation                             231          214
Depreciation and amortization                                  39,507       38,682
Deferred income taxes and other noncurrent liabilities         (9,008)      (5,303)
Loss on disposal of assets                                        737          252
Change in working capital, assets and liabilities:
     Receivables                                               (4,222)       2,424
     Inventories                                             (164,494)    (157,893)
     Prepaid expenses and other assets                        (14,305)          11
     Accounts payable                                         126,456       68,307
     Accrued expenses                                          16,485      (15,585)
                                                            ---------    ---------
Net cash used in operating activities                          (5,671)     (80,317)
                                                            ---------    ---------

Cash flows from investing activities:
Capital expenditures                                          (54,927)     (43,517)
Proceeds from sale of assets                                      111           41
Tradename acquisition                                          (4,056)          --
Proceeds from lease incentives                                  8,605        5,873
                                                            ---------    ---------
Net cash used in investing activities                         (50,267)     (37,603)
                                                            ---------    ---------

Cash flows from financing activities:
Principal payments of capital lease obligations
     and other debt                                              (606)        (610)
Net increase in revolving credit facility                      60,000      116,000
Debt issuance costs                                              (438)          --
Proceeds from exercise of stock options                           422           --
                                                            ---------    ---------
Net cash provided by financing activities                      59,378      115,390
                                                            ---------    ---------

Net increase (decrease) in cash and equivalents                 3,440       (2,530)
Cash and equivalents, beginning of period                      14,226       11,059
                                                            ---------    ---------
Cash and equivalents, end of period                         $  17,666    $   8,529
                                                            =========    =========

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS OPERATIONS

   Retail Ventures, Inc. and its wholly owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City Department Stores ("Value City") and Filene's Basement, Inc. ("Filene's Basement") segments operate full-line, off-price department stores. The DSW Shoe Warehouse, Inc. ("DSW") segment sells better-branded off-price shoes and accessories. As of October 30, 2004, there are a total of 116 Value City Department Stores located principally in the Midwestern, Eastern and Southern United States, 167 DSW stores located throughout the United States and 25 Filene's Basement stores located primarily in major metropolitan areas. DSW also supplies, under supply arrangements, to 204 locations for other non-related retailers in the United States.

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

   DSW. We operate a chain of 167 DSW stores located throughout the United States. The DSW stores are upscale shoe stores offering a wide selection of branded dress and casual footwear below traditional retail prices. Additionally, Shonac Corporation, the parent company of DSW, pursuant to license agreements with Value City and Filene's Basement, operates licensed shoe departments in most Value City and Filene's Basement stores. Results of operations of the licensed shoe departments are included with the Value City and Filene's Basement segments. Shonac Corporation has also entered into agreements to supply merchandise to unrelated third parties' shoe departments. The results of substantially all supply agreements are included with the DSW segment.

   FILENE'S BASEMENT. We operate 25 Filene's Basement stores with 19 of the total stores located in the Boston, New York City and Washington, D.C. metropolitan areas. Filene's Basement focuses on providing the top tier brand names at everyday low prices for men's and women's apparel, jewelry, shoes, accessories and home goods.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   BASIS OF PRESENTATION

   The accompanying unaudited interim financial statements should be read in conjunction with the 2003 Annual Report on Form 10-K/A.

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

3.   TRADENAMES AND OTHER INTANGIBLES

   During the three months ended May 1, 2004, the Company acquired the "Leslie Fay" tradename for approximately $4.0 million. The anticipated life of the amortizing asset has been initially assigned 15 years.

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

   The following table shows the components of net periodic benefit cost for the three and nine months ended October 30, 2004 and November 1, 2003:

                                         Three months ended            Nine months ended
                                      --------------------------   --------------------------
                                      October 30,    November 1,   October 30,    November 1,
                                         2004           2003          2004           2003
                                      ----------    -----------    -----------    -----------
                                                        (in thousands)
Service cost                            $  11         $   9         $    32         $  26
Interest cost                             350           323           1,051           969
Expected return on plan assets           (359)         (321)         (1,077)         (964)
Amortization of transition asset           (9)          (19)            (28)          (56)
Amortization of net loss                  145           149             435           447
                                        -----         -----         -------         -----
Net periodic benefit cost               $ 138         $ 141         $   413         $ 422
                                        -----         -----         -------         -----

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The Company had anticipated contributing approximately $1.5 million in fiscal 2004 to meet minimum funding requirements. As of October 30, 2004, the Company contributed approximately $1.7 million.

6.   401(K) AND PROFIT SHARING PLAN

   The Company recently became aware of an issue involving its 401(K) and profit sharing plan. From September 2001 until July 13, 2004, the Company failed to register the Company's common shares transferred to participants in its 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. In addition, prior to November, 2004, the Company failed to deliver a prospectus that complied in all respects with SEC requirements. The Company intends to offer a 30-day right of rescission to those participants who received its common shares in violation of applicable securities laws during the one year period preceding the date of the rescission offer, the statute of limitations period the Company believes may apply to claims for rescission under applicable laws, or possibly a longer or shorter period.

   Under the rescission offer, the participants will be entitled to require the Company to repurchase shares at the price per share of the Company's common shares when the shares were transferred to the participant's account, plus interest at a rate to be determined. Based upon the Company's preliminary investigation, it currently believes that up to approximately 700,000 common shares transferred to 401(k) plan participants since September 2001 may not have been properly registered in accordance with the Securities Act of 1933.

   The Company has undertaken certain curative action under the applicable securities laws and is also investigating its obligations to undertake any other curative action which may be required under applicable laws. While the Company cannot predict the possible effect of federal or state regulatory action, the Company does not believe that these violations will have a material adverse effect on the Company's financial position or results of operations.

7.   SHAREHOLDERS' EQUITY

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

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

8.   EARNINGS PER SHARE

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

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                   Three months ended         Nine months ended
                                               ------------------------- ------------------------
                                               October 30,  November 1,  October 30,  November 1,
                                                  2004         2003         2004         2003
                                               ----------   -----------  -----------  -----------
                                                               (in thousands)
Weighted average shares outstanding              33,978       33,783       33,914       33,738
Assumed exercise of dilutive stock options           --          390           --           --
                                                 ------       ------       ------       ------
Number of shares for computation of
      dilutive earnings per share                33,978       34,173       33,914       33,738
                                                 ------       ------       ------       ------

   For the three months ended November 1, 2003, all potentially dilutive SARS, warrants and convertible debt, were anti-dilutive. For the three months ended October 30, 2004 and the nine months ended October 30, 2004 and November 1, 2003 all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive.

9.   ADOPTION OF ACCOUNTING STANDARDS

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

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

   The balance sheet caption accumulated other comprehensive loss of $6.0 million at October 30, 2004 and January 31, 2004, relates to the minimum pension liability, net of income tax.

11.  STOCK BASED COMPENSATION

   The Company has various stock-based employee compensation plans. The Company accounts for those plans in accordance with APB No. 25, "Accounting For Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans or the stock purchase plan. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, "Accounting for Stock-Based Compensation."

                                              Three months ended            Nine months ended
                                         ---------------------------- ---------------------------
                                         October 30,    November 1,   October 30,     November 1,
                                            2004           2003          2004            2003
                                         ----------     ----------    ----------      -----------
                                                (in thousands, except per share amounts)
Net (loss) income, as reported            $  (940)       $   901       $(1,327)        $(15,920)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of tax                     (468)        (1,065)       (1,895)          (3,374)
                                          -------        -------       -------         --------
Pro forma net (loss) income               $(1,408)       $  (164)      $(3,222)        $(19,294)
                                          -------        -------       -------         --------

(Loss) income per share:
  Basic and diluted as reported           $ (0.03)       $  0.03       $ (0.04)        $  (0.47)
  Basic and diluted pro forma             $ (0.04)       $  0.00       $ (0.10)        $  (0.57)

12.  TAX VALUATION

   The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. For the nine months ended October 30, 2004, no additional allowance has been provided. During the previous fiscal year ended January 31, 2004 an allowance of $1.5 million was provided for as the Company determined that it was more likely than not that future taxable income may not be sufficient to fully utilize deferred tax assets.

   The tax rate of 40.7% reflects the impact of the non-deductible warrant amortization included for book income but not tax.

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   A supplemental schedule of non-cash investing and financing activities is presented below:

                                         Nine months ended
                                    ---------------------------
                                     October 30,    November 1,
                                        2004           2003
                                    ------------    -----------
                                         (in thousands)
Cash paid during the period for:
    Interest
         Non-related parties           $ 7,346       $11,222
         Related parties                17,675        16,742

    Income taxes                       $11,675       $ 1,677

14.  SEGMENT REPORTING

   The Company is managed in three operating segments: Value City, DSW and Filene's Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income before interest expense and income taxes.

   The tables below present segment income statement information for the three and nine months ended October 30, 2004 and November 1, 2003 and balance sheet information as of October 30, 2004 and January 31, 2004.

                                                                       Filene's
                                     Value City          DSW           Basement          Total
                                     ----------       ----------       --------          -----
                                                          (in thousands)
Three months ended October 30, 2004
Net sales                            $ 346,055         $255,787        $ 97,896         $699,738
Operating (loss) profit                 (7,653)          16,389            (384)           8,352
Capital expenditures                     8,289            7,115           8,723           24,127
Depreciation and amortization            8,617            3,625           1,646           13,888

                                                                      Filene's
                                     Value City         DSW           Basement          Total
                                     ----------      ---------        ---------         -----
                                                        (in thousands)
Three months ended November 1, 2003
Net sales                            $375,393        $215,757        $ 89,489         $680,639
Operating profit (loss)                 6,161           9,357          (2,273)          13,245
Capital expenditures                    7,816           8,582           3,615           20,013
Depreciation and amortization           5,903           5,381           1,602           12,886

                              RETAIL VENTURES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                      Filene's
                                     Value City         DSW           Basement           Total
                                     ----------      ---------        ---------          -----
                                                        (in thousands)
Nine months ended October 30, 2004
Net sales                            $ 1,002,740     $711,488        $ 263,464         $1,977,692
Operating (loss) profit                  (13,816)      44,604           (3,779)            27,009
Capital expenditures                      17,357       20,332           17,238             54,927
Depreciation and amortization             21,665       12,832            5,010             39,507

As of October 30, 2004
Identifiable assets                      553,752      345,304          178,982          1,078,038

                                                                     Filene's
                                     Value City         DSW          Basement            Total
                                     ----------      ---------       ---------           -----
                                                        (in thousands)
Nine months ended November 1, 2003
Net sales                            $ 1,054,809     $591,146        $ 227,810         $1,873,765
Operating (loss) profit                  (16,453)      23,333           (2,676)             4,204
Capital expenditures                      21,294       16,798            5,425             43,517
Depreciation and amortization             22,832       11,311            4,539             38,682

As of January 31, 2004
Identifiable assets                      477,213      271,205          115,527            863,945

15.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Annual Report on Form 10-K/A for the year ended January 31, 2004 (the "2003 Annual Report"), or contained in other filings with the Securities and Exchange Commission (the "SEC") or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. These same factors could cause our future financial performance in fiscal 2004 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These factors include: decline in demand for our merchandise, our ability to achieve our business plans, expected cash flow from operations, vendors and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, marketing strategies, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, changes in fuel and energy costs, changes in existing or potential duties, tariffs or quotas, paper and printing costs, the ability to hire and train associates and development of management information systems.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our 2003 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers' compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

      - Revenue recognition. Revenues from our retail operations are recognized at the latter of point-of-sale or the delivery of goods to the customer. Retail revenues are reduced by a provision for anticipated returns based on historical trends.

      - Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $39.1 million at October 30, 2004 and $34.2 million at January 31, 2004.

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

         For the nine months ended October 30, 2004 we recorded an impairment of $0.7 million related to the Value City segment for store assets. For the period ended November 1, 2003, we recorded no impairments related to long-lived assets.

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

      - Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At October 30, 2004, the actuarial assumptions of our plans have remained unchanged from our 2003 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

      - Customer loyalty program. We maintain a customer loyalty program for our DSW operations in which customers receive a future discount on qualifying purchases. The DSW "Reward Your Style" program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. DSW's accrued liability as of October 30, 2004 and January 31, 2004 was $4.0 million and $3.0 million, respectively.

         During the third quarter of 2004, Filene's Basement implemented a limited-time customer rewards program. The rewards program will provide qualifying customers with a Filene's Basement certificate in various denominations based on their cumulative spending during the program period (October 1, 2004 through December 31, 2004). Filene's Basement had an accrued liability related to the rewards program of $0.4 million at October 30, 2004.

         For the DSW and Filene's Basement rewards programs, we accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty programs require us to make assumptions related to customer purchase levels and redemption rates. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

      - Income taxes. We do business in numerous jurisdictions that impose taxes. Management is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction. The estimation process involves adjusting income determined by the application of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities are reflected on our balance sheet for temporary differences that will reverse in subsequent years. If different management judgments had been made, our tax expense, assets and liabilities could be different. During fiscal 2003, we established a reserve for deferred income tax assets of $1.5 million for carry forwards related to state and local net operating losses and for excess contribution carry forwards. For the nine months ended October 30, 2004, no additional allowance has been provided.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company's Consolidated Statements of Operations.

                                                Three months ended(1)       Nine months ended(1)
                                            ---------------------------  --------------------------
                                             October 30,   November 1,   October 30,    November 1,
                                                2004          2003          2004           2003
                                             ----------    ----------    ----------     ----------
Net sales, excluding sales of
     licensed departments                     100.0%         100.0%        100.0%         100.0%
                                              -----          -----         -----          -----
Cost of sales                                 (60.0)         (61.6)        (59.6)         (61.9)
                                              -----          -----         -----          -----
Gross profit                                   40.0           38.4          40.4           38.1
Selling, general and administrative
     expenses                                 (39.1)         (36.7)        (39.3)         (38.1)
License fees and other income                   0.3            0.2           0.3            0.2
                                              -----          -----         -----          -----
Operating profit (loss)                         1.2            1.9           1.4            0.2

Interest expense, net                          (1.4)          (1.4)         (1.5)          (1.5)
                                              -----          -----         -----          -----
(Loss) Income before income taxes              (0.2)           0.5          (0.1)          (1.3)
Benefit (Provision) for income taxes            0.1           (0.4)            -            0.5
                                              =====          =====         =====          =====
Net (loss) income                              (0.1)%          0.1%         (0.1)%         (0.8)%
                                              -----          -----         -----          -----

(1) Because of the seasonal nature of our retail business cycle, the results of operations for the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003 (which do not include the Christmas holiday season) are not necessarily indicative of the Company's results of operations for the fiscal year.

THREE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 1,
  2003

Net sales increased $19.1 million, or 2.8%, from $680.6 million to $699.7 million. Comparable store sales decreased 4.1% and, by segment, were:

                                Three months ended
                       --------------------------------------
                       October 30, 2004     November 1, 2003
                       ----------------     ----------------
Value City                 (7.8)%               2.3%
DSW                         0.7%               11.7%
Filene's Basement           1.2%                8.5%
                           ----                ----
Total                      (4.1)%               5.4%
                           ====                ====

Value City comparable stores sales for the quarter decreased 7.8% due to a decline in customer traffic against the comparable period partially offset by higher average unit retail. DSW and Filene's Basement sales increased for the same period due to increases in customer traffic and average unit retail.

Value City's segment sales decreased $29.3 million to $346.1 million, a 7.8% comparable store sales decrease in the quarter. The decrease in comparable sales is comprised of decreases in non-apparel hardlines of 3.0%, apparel of 8.6% and Jewelry of 14.2%. The merchandise categories of mens, ladies and childrens had decreases of 8.3%, 9.4% and 7.7%, respectively. Shoe sales in the Value City segment were a negative 10.7% in the quarter.

DSW segment sales were $255.8 million, an 18.6% increase in the quarter which includes a net increase of 30 stores over the comparable period along with the comparable store sales increase of 0.7%. The DSW operations in the segment merchandise category of athletics had an increase of 12.9% while the mens and womens areas had decreases of 2.1% and 1.2%, respectively. During the quarter we had a net increase of 49 leased shoe departments covered under various supply agreements over the comparable prior year period.

Filene's Basement sales increased 9.4% in the quarter to $97.9 million which includes a net increase of 4 stores over the prior year's period and a comparable store sales increase of 1.2%. Merchandise categories of mens, ladies and childrens had comparable sale increases of 0.5%, 6.7% and 15.9%, respectively. The shoe and jewelry categories had increases of 2.6% and 1.5%, respectively. Home sales in the segment decreased 6.1%.

Total gross profit increased $18.6 million to $280.0 million. Gross profit, as a percentage of sales, increased to 40.0% compared to 38.4% for the prior year. The increase in our overall margin rate is attributable to higher initial markups for all retail business operations. The Value City segment improved average unit retail, initial retail markup and reduced markdowns to obtain the gross margin increase. The continued improvement in comparable sales in DSW and Filene's Basement segments reduced the need for promotional markdowns during the period. Gross profit, as a percent of sales by segment in the third quarter, was:

                                  Three months ended
                          ----------------------------------
                          October 30, 2004  November 1, 2003
                          ----------------  ----------------
Value City                     38.9%            38.0%
DSW                            43.5%            40.8%
Filene's Basement              34.9%            34.2%
                               ----             ----
Total                          40.0%            38.4%
                               ====             ====

Selling, general and administrative expenses ("SG&A") increased $24.0 million from $249.6 million to $273.6 million. Approximately $4.0 million is associated with the increase in pre-opening expenses incurred during the three months ended October 30, 2004 compared with the three months ended November 1, 2003. Total SG&A expense associated with stores opened subsequent to November 1, 2003 and through October 30, 2004 was $18.0 million and represents approximately 75% of the increase in SG&A expense. As a percentage of sales SG&A was 39.1% compared to 36.7% in the comparable quarter last year. SG&A, as a percent of sales by segment in the third quarter, was:

                                   Three months ended
                           ----------------------------------
                           October 30, 2004  November 1, 2003
                           ----------------  ----------------
Value City                     41.5%            35.8%
DSW                            37.1%            40.1%
Filene's Basement              35.7%            32.2%
                               ----             ----
Total                          39.1%            36.7%
                               ====             ====

License fees and other income were $2.0 million and $1.5 million for the comparative periods. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

Operating profit decreased to $8.4 million from $13.2 million and decreased as a percentage of sales from 1.9% to 1.2%.

Net interest expense for the quarter increased $0.4 million to $9.9 million. The increase is due primarily to an increase in our weighted average borrowing rate and an increase of $25.3 million in average borrowings from last year to this year.

The effective tax rate for the three months ended October 30, 2004 was 40.7% as compared to 75.5% for the three months ended November 1, 2003. The tax rate reflects the impact of the non-deductible warrant amortization included for book income but not tax.

NINE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO NINE MONTHS ENDED NOVEMBER 1,
 2003

Net sales increased $103.9 million, or 5.5% from $1,873.8 million to $1,977.7 million. Comparable store sales decreased 0.7% and, by segment, were:

                                   Nine months ended
                          -----------------------------------
                          October 30, 2004   November 1, 2003
                          ----------------   ----------------
Value City                    (4.9)%           (0.4)%
DSW                            4.5%             4.2%
Filene's Basement              6.6%             0.6%
                              ----             ----
Total                         (0.7)%            0.9%
                              ====             ====

Value City's segment sales were $1,002.7 million, a 4.9% decrease in the nine-month period. Value City's non-apparel comparable sales decreased 1.2% while apparel sales decreased 6.2%. Non-apparel sales were positively impacted by increases in domestics of 5.2%. The three apparel divisions, mens, ladies and childrens had negative comparable sales for the nine-month period of 5.6%, 7.9% and 3.0%, respectively. The customer traffic decrease from the comparable nine months a year ago is partially offset by average unit retail increase.

DSW segment sales were $711.5 million, a 20.4% increase in the nine-month period, which includes a net increase of 30 DSW stores and the net increase of 49 leased locations over the comparable prior year period. During the nine month period comparable store sales increased 4.5%. DSW increases in the nine-month period for womens, mens and athletic were 3.6%, 0.1% and 9.7%, respectively.

Filene's Basement segment sales were $263.5 million, a 15.7% increase in the nine-month period, which includes a net increase of 4 stores over the comparable prior year period. Merchandise categories of mens, ladies and childrens had comparable increases of 7.3%, 6.9% and 26.2%, respectively, while other categories of shoes and home had increases of 9.6% and 5.4%, respectively. During the nine-month period comparable store sales increased 6.6%.

Gross profit increased by $84.5 million to $799.0 million, from $714.5 million, and increased as a percentage of sales from 38.1% to 40.4%. The Value City segment improved average unit retail, initial retail markup and reduced markdowns to obtain the gross margin improvement. The positive sales, higher initial markups and markdown management in DSW and Filene's Basement segments positively impacted the gross margin for these segments in the nine-month period comparison. Total gross profit increased 11.8%. Gross profit, as a percent of sales by segment in the nine-month period, was:

                                   Nine months ended
                           -----------------------------------
                           October 30, 2004   November 1, 2003
                           ----------------   ----------------
Value City                     39.6%            37.9%
DSW                            43.4%            40.2%
Filene's Basement              35.4%            33.7%
                               ----             ----
Total                          40.4%            38.1%
                               ====             ====

SG&A increased $62.5 million, from $714.5 million to $777.0 million, and increased as a percentage of sales from 38.1% to 39.3%. Approximately $7.3 million is associated with the increase in pre-opening expenses incurred during the nine months ended October 30, 2004 compared with the nine months ended November 1, 2003. This increase includes $28.8 million attributable to new stores and leased shoe departments in operation at DSW and $8.6 million attributable to new stores in the Filene's Basement division. The increase in SG&A as a percentage of sales is due in part to additional marketing efforts to promote sales and create brand awareness. SG&A as a percent of sales by segment in the nine-month period was:

                                  Nine months ended
                          -----------------------------------
                          October 30, 2004   November 1, 2003
                          ----------------   ----------------
Value City                     41.3%            39.2%
DSW                            37.2%            37.6%
Filene's Basement              37.3%            34.6%
                               ----             ----
Total                          39.3%            38.1%
                               ====             ====

License fees and other operating income increased approximately $0.9 million, from $4.2 million to $5.1 million, and increased as a percentage of sales from 0.2% to 0.3%. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

Operating profit increased to $27.0 million from $4.2 million and improved as a percentage of sales from 0.2% to 1.4%. The operating profit increase is attributable to the increased margin partially offset by increased expenses.

Net interest expense for the nine-month period was comparable at $29.2 million.

The effective tax rate for the nine months ended October 30, 2004 is 40.7% versus 36.4% for the nine months ended November 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with expansion, remodeling and information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the year and reach the highest level in the fall, peaking during the holiday selling season.

Net working capital was $284.4 million and $234.9 million at October 30, 2004 and January 31, 2004, respectively. Current ratios at those dates were 1.7 and 1.9, respectively. The increase in net working capital is primarily due to the increased inventory levels at October 30, 2004, due to the seasonality of the Company's business. The decrease in the current ratio is primarily due to the increase in accounts payable partially offset by the increased inventory levels.

Net cash used in operations was $5.7 million in year-to-date fiscal 2004 as compared to $80.3 million in year-to-date fiscal 2003.

Net cash used for capital expenditures was $54.9 million and $43.5 million for the nine months ended October 30, 2004 and November 1, 2003, respectively. During the nine months ended October 30, 2004, capital expenditures included $31.7 million for new stores, $14.6 million for improvements in existing stores and $8.6 million for information technology equipment upgrades and new systems. The primary increase in capital expenditures is due to an increase in new store openings during the nine month period ending October 30, 2004 compared with the nine month period ending November 1, 2003. In addition to the capital expenditures during the nine-month period, we acquired a tradename for $4.0 million. A source of cash from investing activities is the proceeds from lease incentives which are amortized as a reduction of rent expense over the life of the lease.

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

and Shottenstein Stores Corporation (the "Convertible Loan"). These Credit Facilities are guaranteed by Retail Ventures, Inc. and substantially all of its subsidiaries.

We are not subject to any financial covenants under these Credit Facilities; however, there are numerous restrictive covenants relating to our management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modification to debt instruments. These Credit Facilities are also subject to an Intercreditor Agreement, which provides for an established order of payment of obligations from the proceeds of collateral upon default (the "Intercreditor Agreement").

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank's base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. The maturity date was amended in the current quarter to expire on June 11, 2006. At October 30, 2004 and January 31, 2004, $108.8 million and $137.7 million were available under the Revolving Credit Facility, respectively. Direct borrowings aggregated $185.0 million and $125.0 million at October 30, 2004 and at January 31, 2004, respectively, while $21.2 million and $23.4 million letters of credit were issued and outstanding, respectively.

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

The Term Loans' stated rate of interest per annum during the initial two years is 14% if paid in cash and 15% if we elect a PIK option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK and the PIK option is limited to 50% of the interest due. At the nine months ended October 30, 2004 and for the year ended January 31, 2004, we elected to pay interest in cash.

We issued 2,954,792 Warrants to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

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

Achievement of expected cash flows from operations and compliance with the restrictive covenants of our credit agreements (as discussed in the Notes to Consolidated Financial Statements that are included in our 2003 Annual Report) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. We believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

Contractual Obligations and Off-Balance Sheet Arrangements

During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.5 million at October 30, 2004. In addition, we signed lease agreements for new store locations with annual rent of approximately $12.7 million and average terms of ten years. Associated with the new lease agreements, we will receive approximately $9.1 million of tenant improvement allowances which will offset future capital expenditures.

There are no "off-balance sheet" arrangements as of October 30, 2004 as that term is described by the SEC.

ADOPTION OF ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be VIEs. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to QSPE's subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

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

SARBANES-OXLEY ACT

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

INFLATION

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation because of the nature of the estimates required, management believes that the effect of inflation, if any, on the Company's results of operations and financial condition has been minor; however, there can be no assurance that the Company's business will not be affected by inflation in the future.

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

We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At October 30, 2004, direct borrowings aggregated $185.0 million and an additional $21.2 million of letters of credit were outstanding against the Revolving Credit Facility. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2006 and generally bears interest at the bank's base rate of Eurodollar rate plus 2.0% to 2.75% based on the average excess availability during the previous quarter.

A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the nine months ended October 30, 2004, net of income taxes, would have an approximate $0.7 million impact to our financial position, liquidity and results of operation.

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

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS. Not applicable

   ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None

   ITEM 5. OTHER INFORMATION. Not applicable

   ITEM 6. EXHIBITS

      See Index to Exhibits on page 31.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RETAIL VENTURES, INC.
                                         (Registrant)

Date: December 10, 2004                  By: /s/ James A. McGrady
                                             ----------------------------------
                                             James A. McGrady
                                             Executive Vice President, Chief
                                             Financial Officer, Treasurer and
                                             Secretary of Retail Ventures, Inc.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                DESCRIPTION
--------------                -----------
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