Form 10-K
period 2005-01-29
RETAIL VENTURES INC
filed 2005-04-14
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-10767

RETAIL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Ohio	20-0090238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3241 Westerville Road, Columbus, Ohio	43224

(Address of principal executive offices)	(Zip Code)

(614) 471-4722

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:                                   Name of each exchange on which registered:
Common Shares, without par value                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 31, 2004, was $104,106,001.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,215,976 Common Shares were outstanding at March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 28, 2005 are incorporated by reference into Part III.

Item No.	Page
PART I

1. Business	3
2. Properties	15
3. Legal Proceedings	16
4. Submission of Matters to a Vote of Security Holders	16

PART II

5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
6. Selected Financial Data	19
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A. Quantitative and Qualitative Disclosures about Market Risk	33
8. Financial Statements and Supplementary Data	34
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
9A. Controls and Procedures	34
9B. Other Information	34

PART III

10. Directors and Executive Officers of the Registrant	35
11. Executive Compensation	36
12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters	36
13. Certain Relationships and Related Transactions	36
14. Principal Accountant Fees and Services	36

PART IV

15. Exhibits and Financial Statement Schedules	37

Signatures	38

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

SCHEDULES

II—Valuation and Qualifying Accounts	S-1
Index to Exhibits	E-1
EXHIBIT 10.41
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 10.56
EXHIBIT 10.57
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

     As used in this Annual Report on Form 10-K and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc.(“Retail Ventures”) and its wholly owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”), DSW Inc., formerly known as Shonac Corporation, (“DSW”) and Filene’s Basement, Inc.(“Filene’s Basement”).

Restatement

     We have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K (see Note 4 to the consolidated financial statements on page F- 13 of this Annual Report) and the related Notes thereto, to correct our historical accounting for operating leases. The restatement adjustments had no impact on net sales or comparable store sales. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Forward-Looking Information

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify such forward-looking statements by the words “expects”, “intends”, “plans”, “projects”, “believes”, “estimates” and similar expressions. In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates, and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in the forward-looking statements in this Annual Report on Form 10-K or elsewhere, could differ materially from those stated in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in our forward-looking statements is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1. BUSINESS.

History of Our Business

     We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”). SSC owns approximately 57% of our common shares. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this Annual Report beginning on page 36.

     In July 1997, we entered into agreements with Mazel Stores, Inc. (“Mazel”) to create VCM, Ltd. (“VCM”), a 50/50 joint venture. Since 1997, VCM has operated the leased health and beauty care, toy and sporting goods departments in our Value City stores and, beginning in fiscal 2000, began operating the food department. Effective at the close of business February 2, 2002, we purchased Mazel’s interest in the partnership.

     In May, 1998, we purchased substantially all of the common shares of DSW, an Ohio corporation, from Nacht Management, Inc. and SSC. Subsequently we acquired the remaining DSW shares. DSW has been the shoe licensee in principally all of the Value City stores since its inception in 1969 and has operated the DSW chain of retail shoe stores since the opening of the first store in 1991.

     We acquired substantially all of the assets and assumed certain liabilities of Filene’s Basement Corp., a Massachusetts corporation, and Filene’s Basement, a Delaware corporation, a wholly owned subsidiary of Filene’s Basement Corp., in March 2000.

     On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, Inc., an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures. In connection with the reorganization, holders of common shares of Value City Department Stores, Inc. became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was affected by a merger which was previously approved by the Company’s shareholders. Since October 2003, the Company’s common shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.

     In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC, a newly created, wholly-owned subsidiary of Retail Ventures. In connection with this reorganization, Value City transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.

     The Company announced on March 14, 2005 that DSW had filed a registration statement with the SEC and will pursue an initial public offering (the “IPO”). The Company expects that DSW will complete the IPO in fiscal 2005, subject to market conditions. After the IPO, the Company expects to own a majority of the outstanding common shares of DSW. Prior to the IPO, the Company will enter into agreements with DSW related to the separation of its business from DSW, including a master separation agreement, a shared services agreement and a tax separation agreement. The Company’s current intent is to continue to hold its DSW common shares following the offering. However, other than with respect to a customary 180 day lock up period following the IPO, the Company is not subject to any contractual obligation to retain its controlling interest.

General

     We are managed in three operating segments: Value City, DSW and Filene’s Basement.

     Value City. As of January 29, 2005, we operated a chain of 116 off-price department stores located in the Midwestern, Eastern and Southern states, principally under the name Value City. For over 80 years, our strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. Subsequent to year end, we closed two under-performing stores.

     DSW. As of January 29, 2005, we also operated a chain of 172 DSW stores located throughout the United States. The DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. Results of operations of the leased shoe departments are included with the Filene’s Basement segment. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of January 29, 2005, we operated 153 leased departments for Stein Mart and 48 for Gordmans. Results of the supply agreements are included with the DSW segment and represent substantially all of the leased operations of the segment. Subsequent to year end, as of the date of this Annual Report, we have opened five new DSW stores and re-categorized two DSW/Filene’s Basement combination locations as leased shoe departments and which will be included in the Filene’s Basement segment. For stores scheduled to open in fiscal 2005, as of January 29, 2005, we have signed leases for 23 new stores and two store relocations.

     Filene’s Basement. As of January 29, 2005, we operated 26 Filene’s Basement stores located primarily in major metropolitan areas such as Boston, New York City, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing the top tier brand names at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. Subsequent to year end, as of the date of this Annual Report, we opened one new Filene’s Basement store.

     See Note 12 of Notes to consolidated financial statements beginning on page F-23 of this Annual Report for detailed financial information regarding our three operating segments.

Value City

     As an off-price retailer, Value City’s strategy is to take advantage of inventory imbalances along the retail supply chain. These imbalances occur as a result of cancelled orders, excess production, and consumer changes in demand, each of which creates opportunities for us. In this role, we offer ourselves as an important alternative to manufacturers as an additional distribution source for their goods. In addition, we believe we have a core of value oriented customers that have embraced off-price retailing as an attractive retail concept and we continue to market to those who seek this alternative concept to traditional retail offerings.

     Merchandising

     Selection. Value City is a full-line, off-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home furnishings, toys, health and beauty care items and commodities. Off-price retailing, as distinguished from traditional full-price and discount retailing is characterized by the purchase by the retailer of brand name merchandise at prices below normal cost to most retailers. We build our merchandise content by taking advantage of imbalances in the inventory supply chain between the manufacturer and other retailers and these retailers and the ultimate consumer. A portion of the cost savings is then passed on to our customers through lower prices. The Value City customer is a value seeker who is budget minded with a moderate income level. Value City strives to offer customers one-stop-shopping for the categories of merchandise we carry. The large size of our Value City stores facilitates the offering of a wide range of merchandise categories with broad assortments and a deep selection of goods within each category. Value City stores carry over 700 classifications of merchandise, similar to the items generally found in traditional department, specialty and discount stores. We continually refine the Value City merchandise mix by eliminating or reducing less productive departments, introducing new merchandise categories or growing existing merchandise categories to improve store profitability and meet the changing needs of our customers. We continue to evaluate the impact of in-season merchandise to the overall assortment and will look to increase the sourcing and introduction of this merchandise in the current selling season sooner than we have historically.

     We believe our customers are attracted to Value City stores by the continuous new offerings and flow of value-priced and fashion right merchandise. At the same time, we purchase continuing lines of merchandise to ensure a constant offering of certain basic categories of merchandise as well as current fashion trends.

     Value Pricing. Value City stores offer quality brand name merchandise at prices typically 20% to 70% below initial prices charged by traditional department or specialty stores for similar items and at prices comparable to or lower than prices charged by other off-price retailers. We can offer exceptional values because our buyers purchase merchandise directly from manufacturers and other vendors generally at prices substantially below those paid by conventional retailers. This allows us to pass on the savings directly to our budget minded and/or moderate-income customers.

     Well-known designer labels, brand names and original retailer names are displayed throughout our Value City stores. Many items carry labels and/or original price tags showing brand names identifiable with designers, manufacturers and retail stores, as well as tags showing original retail, comparable or “nationally advertised” prices. In certain cases, suppliers may require removal of labels or original retail price tags as a condition to a special purchase arrangement. See “Supplier Relationships and Purchasing” below for more information.

     Supplier Relationships and Purchasing

     An important factor in our operations has been the relationships we have developed with our various suppliers and our many years of experience in purchasing merchandise directly from manufacturers and other vendors at prices substantially below those generally paid by conventional retailers. We believe our buyers have established good relationships with suppliers and are frequently invited to evaluate entire lots of merchandise held for sale. We review these offerings and acquire the mix and quantities of merchandise we want and need, up to and including the entire lot. Continuously, we seek to find and negotiate special purchase opportunities. The apparel industry is extremely fragmented in terms of merchandise supply; thus, the dynamics of the markets continue to change, and we attempt to take advantage of the innumerable disconnects in this supply chain such as overproduction, other retailers’ cancellations and available vendor production time. As a result of our relationships, reputation and experience, suppliers offer special purchase opportunities to us as well as others prior to attempting to dispose of merchandise through other channels. Most brand name merchandise manufacturers are open to selling merchandise to Value City for resale at our discounted prices as we provide a stable and known outlet. By selling their merchandise through our retail stores, we are able to assure these suppliers the merchandise will be sold without disturbing their regular channels of distribution.

     Although we cannot quantify the reduction in prices we pay for special purchases compared to the prices paid by our competitors for similar purchases, we believe that such special purchases are made at prices sufficiently favorable to enable us to offer merchandise to our customers at very competitive prices while achieving our initial markup goals.

     We purchase merchandise from more than 4,000 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. Except for greeting cards, our-front end register program and soft drinks, we do not maintain any long-term or exclusive commitments to purchase merchandise from any one supplier. We employ several different purchasing strategies. We regularly purchase overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season / packaway and end-of-run merchandise and manufacturers’ slight irregulars. From time to time, but less frequently from our historical practice, we purchase all or substantially all of the inventories of financially distressed retailers and make other special purchases. We also have started more aggressively to seek advantageous buying opportunities and sourcing overseas across all categories. Packaway purchases are used as a method of sourcing closeout merchandise found in the market and warehousing theses goods until the following season. Packaway merchandise lags the normal retail distribution by approximately one selling season and generally has a level of risk above other purchases. We purchase in-season merchandise opportunistically during the selling season when seasonal merchandise presents itself and the cost of the acquisition allows for sufficient retail markup. Up-front planned purchases occur in advance of our season and represent a growing portion of our overall merchandising needs.

     Advertising and Promotion

     We have committed substantial resources to advertising. Value City advertises frequently in print, including newspapers, circulars and flyers, and on television and radio. Our promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest. In some cases, a supplier may prohibit the advertising or non-store promotion of its brand name. We utilize advertising agencies to assist us in promoting our Value City brand recognition and use a media buying service that purchases our media for us. During fiscal 2004, Value City introduced a gift card program in its stores.

     Stores

     Store Location, Design and Operations. We believe our customers are attracted to our stores principally by the wide assortment of quality items at substantial savings.

     Our Value City stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 116 Value City stores open as of January 29, 2005, 33 are freestanding, 56 are located in shopping centers and 27 are located in enclosed malls. Our Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. We believe our stores offer customers a convenient shopping experience.

     All of our Value City stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel, jewelry, and footwear. Value City’s associate training programs are designed to assure that every associate maintains the highest level of professionalism and places customer service at the forefront. In all stores, a customer service desk is conveniently located, generally adjacent to the central checkout area. To promote the ease of checkout, we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. We accept all major credit cards and also provide a private label credit card program. In fiscal 2004, Value City offered a layaway program in approximately 60% of its stores that was used by our budget and moderate-income customers. We have discontinued the layaway program in our operations for fiscal 2005. We also maintain a reasonable return policy.

     Our Value City stores are organized into separate geographic regions and districts, each with a territory or district manager. Territory and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, several assistant managers and full and part-time hourly associates. Each store manager reports directly to one of the territory or district managers, and each of the territory or district managers reports to a Regional Vice President who in turn reports to the Senior Vice President of Store Operations.

     Our Value City store managers are responsible on a day-to-day basis for the overall condition of their stores, customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of their store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

     We prefer to fill management positions through promotion of existing associates. A store management training program is maintained to develop the management skills of associates and to provide a source of management personnel for future store expansion.

     We continually refurbish our stores by updating the merchandise displays, department locations and in-store signage. The costs of refurbishing on a per store basis are generally not substantial. On an annual basis, we select stores to be remodeled, which generally involve more significant changes to the interior than the exterior of the store. We have in the past utilized our own internal architectural design staff, construction crews and carpentry shop to assist in refurbishing and remodeling store interiors and to build in-store display tables and racks.

     Expansion. No new department stores were added in fiscal 2004 or 2003 and none are currently planned for fiscal 2005. We continue to explore exceptional real estate opportunities, basing any potential future expansions on site qualities, national economic trends and existing store performance.

     Distribution

     Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we are capable of devoting warehouse space to out-of-season goods for our Value City stores. Such merchandise is generally warehoused until the most opportune time to begin a season before closeouts are available. Our ability to purchase and distribute our warehouse merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes us from the typical discount or department store and provides us with a competitive advantage in making purchases as favorable opportunities arise.

     We use a regionalized distribution strategy with 5 distribution centers located in Columbus, Ohio. Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. The aggregate area of the distribution facilities is approximately 2,040,000 square feet; however, use of multi-tier processing levels in some of the distribution centers increases the operating capacity by approximately 380,000 square feet. In 2004, we consolidated operations, resulting in the closure of one of our Columbus Distribution Centers. The consolidation included the conversion of a 300,000 square foot facility to outbound pool shipping. The conversion resulted in reduced outbound transportation costs and increased speed of delivery to our stores.

     Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads and minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers, with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.

     License Agreements

     In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In fiscal 2005, shoe departments in Value City will be opened and operated by Value City and its own associates. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Value City stores. Licensees supply their own merchandise and generally supply their own store fixtures. License departments complement the operations of our stores and facilitate the uniformity of the in-store merchandising strategy, including the overall emphasis on value.

     Segment Seasonality

     Value City customer traffic increases in the early Spring, back-to-school and Christmas holiday seasons. These seasonal periods are critical to Value City’s annual operating targets.

     Service Marks, Trademarks and Tradenames

     The service mark “Value City” has been registered by SSC in the United States Patent and Trademark Office (“USPTO”). As of January 29, 2005, we had four department stores in Columbus that operated under the tradename “Schottenstein’s,” which has been registered by SSC in the State of Ohio. We are entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual license from SSC. SSC also operates a chain of furniture stores under the name “Value City Furniture.” We have also registered in the U.S. Patent and Trademark Office various trademarks used in our marketing program.

DSW

     DSW’s goal is to further strengthen its position as a leading specialty branded footwear retailer of choice in the United States. DSW’s core focus is to offer customers a vast, exciting selection of in-season styles with the convenience and value they desire. DSW believes its combination of selection, convenience and value differentiates it from its competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.

     In July 2002 and June 2004, respectively, DSW, entered into supply agreements with Stein Mart and Gordmans to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of January 29, 2005, we operated 153 leased departments for Stein Mart and 48 for Gordmans. The Stein Mart and Gordmans operations are included with the DSW segment and represent substantially all of the leased operations of the segment.

     Merchandising

     Selection. DSW stores offer a large selection of brand name and designer merchandise. DSW stores carry primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer). DSW stores also offer a complementary selection of handbags, hosiery and other accessories that appeal to its brand- and fashion-conscious customers. DSW’s strategy is designed to ensure that a broad and consistent selection of merchandise is available at all times.

     Value. Through its buying organization, DSW is able to provide its customers with high-quality, in-season fashions at everyday prices that it believes are competitive with the typical sale price found at specialty retailers and department stores. DSW employs a consistent pricing strategy that typically provides customers with the same price on merchandise from the day it is received until it goes into the planned clearance rotation. In order to provide additional value to its regular customers, DSW developed a customer loyalty program called “Reward Your Style.” This program offers additional savings to frequent shoppers and encourages repeat sales.

     Convenience. DSW organizes most of its stores on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. All the merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise without feeling rushed. This self-service concept empowers customers to shop quickly and easily because they do not have to rely on a salesperson to check for sizes and styles. Although all DSW stores are designed for self-service shopping, sales associates are available to help customers locate merchandise and to assist as needed.

     Supplier Relationships and Purchasing

     Through its buying organization, DSW is able to provide its customers with high-quality, in-season fashions at everyday prices that it believes are competitive with the typical sale price found at specialty retailers and department stores. DSW employs a consistent pricing strategy that typically provides customers with the same price on merchandise from the day it is received until it goes into the planned clearance rotation. DSW believes it has good relationships with its vendors. DSW purchases merchandise directly from more than 300 domestic and foreign vendors as of January 29, 2005. As the number of DSW locations increases and its sales volumes grow, DSW believes there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

     DSW’s merchandising group continually monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season, and has a flexible incremental buying process that enables it to order styles frequently throughout the year. DSW has implemented quality control programs under which DSW buyers and store managers inspect incoming merchandise for fit, color and material, as well as for overall quality of manufacturing. DSW does not generally experience quality problems related to merchandise manufactured overseas.

     Advertising and Promotion

     Our marketing strategy for DSW focuses on communicating the selection, convenience and value offered by DSW through the use of the slogan “The Shoes of the Moment. The Deal of a Lifetime.” We utilize television, radio and print media advertising as well as in-store promotions.

     In early 1998, the “Reward Your Style” customer loyalty program at DSW was introduced. The program seeks to motivate members to shop at DSW by offering them a $25 reward certificate for every $250 they spend. In addition to customer rewards, the program regularly communicates with customers through direct mail, e-mail and the DSW website. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. During fiscal 2003, DSW introduced a gift card program in its stores.

     Stores

     Store Location, Design and Operations.

     Typical DSW stores are approximately 25,000 square feet, with over 85% of total square footage used as selling space. Most DSW stores are organized on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Interiors are well-lit, with informative signage, and spacious aisles allow ease of movement throughout the store. Shoes in the stores are displayed in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. Clearance shoes are grouped by size and displayed on racks in the rear of the store. Of the 172 DSW stores open as of January 29, 2005, 145 are either freestanding or located in shopping centers, which provide customers with direct access to parking, and the remainder are in shopping malls or downtown locations. For added convenience, DSW stores have a centralized check-out, which aids customers in quickly locating the cashier for efficient processing. The stores are generally open from 10:00 a.m. until 9:00 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All stores are located in leased facilities.

     At DSW, store associates receive training to maximize the customer shopping experience in DSW’s self-service environment. Training components consist of customer service, maintaining neat, clean and orderly store conditions for ease of shopping, efficient checkout process and friendly service. DSW also maintains a store management training program to develop the skills of management personnel and to provide an ongoing talent pool for future store expansion. We prefer to fill store management and field supervisor positions through internal promotions.

     As of January 29, 2005, DSW stores are organized into the West, Central and East geographic regions, composed of 13, 7 and 12 districts, respectively. Each region is supported by a Regional Vice President or Director, who supervise senior district, district and area managers headquartered in the respective region, district or area. The Regional Vice Presidents and Directors spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 15 to 25 full and part-time hourly associates. Each store manager reports directly to one of 32 district or area managers, each of whom in turn reports to one of three Regional Vice Presidents or Regional Directors who in turn report to the Senior Vice President of Store Operations. DSW store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Store managers are an important source of information concerning local market conditions, trends and customer preferences. DSW provides compensation bonuses to store managers which are largely based on store profitability and inventory control.

     Expansion. We opened 31 new DSW stores in fiscal 2004 and plan to open approximately 30 additional stores in each fiscal year from fiscal 2005 through fiscal 2009. For stores scheduled to open in fiscal 2005, as of January 29, 2005, we have signed leases for 23 new stores and two store relocations. We plan to open stores both in markets in which we currently operate and in new markets.

     In general, our evaluation of potential new stores focuses on store size, configuration, location and lease terms. We target high-traffic real estate locations, with new stores sized as appropriate to fit market potential. An ideal DSW store is either freestanding on the peripheral road of a mall, in a power strip center, in a shopping center or in a high traffic urban shopping zone. We target not only locations with high traffic and visibility, but also locations near other large format, category leading retailers, such as Bed Bath & Beyond, Barnes & Noble and Staples, and we insist on favorable lease terms. We intend, over time, to cluster our stores in strategic metropolitan areas to enhance name recognition, lower average per store advertising costs and achieve economies of scale in management and distribution.

     After we approve a site, we negotiate lease terms and begin planning the store layout and design. We typically devote between four and six weeks from the time we take possession of a store to prepare for its opening. During fiscal 2004, the average investment required to open a new DSW store was approximately $1.7 million per store. Of this amount, in fiscal 2004, gross inventory typically accounted for approximately $880,000, fixtures and leasehold improvements typically accounted for approximately $600,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $250,000. All our stores are leased or subleased.

     Distribution

     DSW’s distribution center is located in an approximately 707,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so DSW can take full advantage of each selling season. This distribution center facility uses a warehouse management system updated in 2003, and material handling equipment, including conveyor systems, to separate and collate shipments to DSW stores. DSW uses a cross dock conveyor system which enhances the movement of merchandise, through the distribution facility, using vendor advance shipment notifications (“ASNs”). DSW may need to increase our distribution capacity in 2006 to accommodate our expanding retail store base.

     Leased Departments and Supply Agreements

     DSW has operated leased shoe departments for Filene’s Basement since March 2000. The inter-company activity is eliminated in our consolidated financial statements. Effective January 30, 2005, DSW updated and reaffirmed its contractual relationship with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of January 29, 2005, DSW operated leased shoe departments in 23 Filene’s Basement locations. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement.

     DSW has operated shoe departments in all the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all Value City stores. In fiscal 2005, the shoe departments in Value City stores will be operated by Value City and its own employees.

     DSW also operates leased shoe departments for three non-affiliated retailers. DSW entered into Supply Agreements to merchandise the shoe departments in Stein Mart and Gordmans stores as of July 2002 and June 2004, respectively. DSW owns the merchandise and fixtures and provides supervisory assistance in these covered locations, and it receives a percentage of net sales as payment. Stein Mart and Gordmans provide the sales associates. As of January 29, 2005, DSW supplied merchandise to 153 Stein Mart stores and 48 Gordmans stores. As of January 29, 2005, DSW also supplied merchandise to a single Frugal Fannie’s Fashion Warehouse store in Westwood, Massachusetts.

     Segment Seasonality

     The DSW business, measured in terms of net sales, is subject to seasonal trends. This segment’s net sales, measured on a comparable stores basis, have typically been higher in spring and early fall, when its customers’ interest in new seasonal styles increases. In addition, when measured in terms of operating profit, the DSW segment has historically experienced lower levels of profitability in the fourth quarter of our fiscal year, due primarily to moderately lower sales in the fourth quarter. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during the fourth quarter associated with the winter holiday season.

     Service Marks, Trademarks and Tradenames

     DSW has registered a number of trademarks and service marks, in the United States and internationally, including: DSW®, DSW Shoe Warehouse® and Reward Your Style®.

Filene’s Basement

     Our strategy for Filene’s Basement focuses on providing the top-tier brand names at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. We believe Filene’s Basement, a well-known institution in Boston since 1908, is consistent with the Company’s overall merchandising philosophy of delivering value-priced merchandise to our customers.

     Merchandising

     Selection. Filene’s Basement stores offer branded apparel, home goods and accessories. The branded merchandise represents a focused assortment of fashionable, nationally recognized men’s and women’s apparel, shoes, accessories and home goods bearing prominent designers’ and manufacturers’ names. Branded merchandise constitutes most of the product line and is often obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.

     Value Pricing. Filene’s Basement stores have changed their purchasing philosophy over the last year from buying in-season closeouts to more up-front purchasing. We believe that up-front purchasing will promote a consistent flow of name brand purchases to our stores. We now place approximately 40% of our purchases up front. We also have become more aggressive in placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. We believe this will ensure a consistent flow of goods into our stores.

     We also accelerated our buying of end-of-season merchandise and holding it for the next selling season. This allows us to establish a reliable flow of name brand goods for opening season assortments in February and August.

     Supplier Relationships and Purchasing

     Because of the longstanding relationships Filene’s Basement has with vendors, it receives quality buying opportunities at competitive prices. These longstanding relationships make Filene’s Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. We purchase merchandise from more than 2,500 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year.

     Advertising and Promotion

     Filene’s Basement employs a multi-media approach, using print, broadcast and direct mail. Event-based marketing and brand awareness have been the main marketing messages. In fiscal 2004, we purchased in-store sign printing equipment which permits us to download promotional rack signing directly to the store as needed. The communication strategy is designed to target customer segments and generate increased store trips and cross shopping opportunities. During fiscal 2003, Filene’s Basement introduced a gift card program in its stores.

     During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Over 200,000 customers joined the customer rewards program while less than 100,000 qualified for some denomination of gift card. The Company plans to utilize this customer database for direct mail and e-mail marketing efforts during fiscal 2005.

     Stores

     Store Location, Design and Operations. Our Filene’s Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The downtown location is famous for a unique marketing concept - the Automatic Markdown Plan - whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene’s Basement believes the Automatic Markdown Plan, found only in the downtown Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Our Filene’s Basement downtown Boston store subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene’s Basement to extend until 2024. The Boston store generated approximately 16.8% of Filene’s Basement’s total sales during fiscal 2004.

     Most of our Filene’s Basement stores are located in suburban areas, near large residential neighborhoods, and average approximately 31,500 square feet of selling space per store (approximately 45,000 square feet of total space per store). The downtown Boston location and stores in New York, Chicago, Atlanta and Washington D.C. are located in urban areas. As of January 29, 2005, Filene’s Basement operated 25 branch stores, in addition to our downtown Boston location, in eight states and the District of Columbia. Generally, each branch store’s selling space uses a prototypical “racetrack” aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. The branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.

     All of our Filene’s Basement stores are designed for self-service shopping, although sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a “customer-friendly” environment. Filene’s Basement accepts all major credit cards, and also provides a private label credit card program. Filene’s Basement maintains a reasonable return policy in the branch stores of 30 days and in the Downtown Boston location of 14 days.

     Our Filene’s Basement stores’ typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Each general manager reports to a Regional Vice President who in turn reports to the Executive Vice President, Stores & Operations.

     Filene’s Basement store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of his store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

     We prefer to fill management positions through promotion of existing associates.

     Expansion. We plan to open at least four new Filene’s Basement stores during fiscal 2005. Based upon our experience, we estimate the average cost of opening a new Filene’s Basement store is between $4.0 million to $5.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a Filene’s Basement store generally take 11 to 13 weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first full year of operations.

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

     Distribution

     Filene’s Basement’s merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston Massachusetts. In 2005, the Auburn Distribution Center is being upgraded to accommodate the current volume of business and the anticipated growth in new stores for 2005 and beyond.

     License Agreements and Leased Departments

     Filene’s Basement licenses cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the 2004 fiscal year were approximately $1.4 million. Filene’s Basement also uses DSW to manage the in-store shoe departments on a leased department basis. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Filene’s Basement stores. The inter-company activity is eliminated in our consolidated financial statements.

     Licensees supply their own merchandise and generally supply their own store fixtures. In most instances, licensees utilize our associates to operate their departments. The licensees reimburse us for all costs associated with such associates. Leased departments are operated under our general supervision and licensees are required to abide by our policies with regard to pricing, quality of merchandise, refunds and store hours. Leased departments complement the operations of our stores and facilitate the uniformity of the in store merchandising strategy including the overall emphasis on value.

     DSW has operated leased shoe departments for Filene’s Basement since March 2000. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of January 29, 2005, DSW operated leased shoe departments in 23 Filene’s Basement locations. This inter-company activity is eliminated in our consolidated financial statements.

     Segment Seasonality

     Filene’s Basement customer traffic increases in the fall and the Christmas holiday season.

     Service Marks, Trademarks and Tradenames

     Filene’s Basement has an exclusive, perpetual, worldwide, royalty-free license to use the name Filene’s Basement and Filene’s Basement of Boston trademark and service mark registrations as well as certain other tradenames. Filene’s Basement’s exclusive licensee status with respect to these registered marks has been recorded with the USPTO and relevant state offices.

Management Information and Control Systems

     We believe a high level of automation is essential to maintaining and improving our competitive position. We rely upon computerized systems to provide information at all levels for all of our segments, including warehouse operations, store billing, inventory control, merchandising and automated accounting. We utilize registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. We utilize automated distribution center systems to track and control the receipt, processing, storage and shipping of product to the stores.

     Value City has embarked on major projects to replace its legacy systems with industry leading solutions from various vendors. Value City has implemented sales audit, accounts payable, allocation, merchandise management and retail data warehouse systems for its jewelry business during February 2004 that enhanced inventory productivity and merchandise assortments for our stores. A warehouse management system was also implemented for the jewelry operations during February 2004 and improved the efficiency of our distribution centers and improved the flow of merchandise to our stores. These types of systems will be implemented in the future to support hardlines and softlines. New point of sale (“POS”) software was successfully implemented in all Value City stores in fiscal 2004. Registers were replaced to improve the customer transaction experience and enhance back office efficiency in fiscal 2004. New wireless hand held scanners and wireless printers were implemented in fiscal 2004 in conjunction with the POS system for markdown and inventory processing. The ability to sell magnetic gift cards was implemented by the end of fiscal 2004. In addition, in the first quarter of 2005, Value City customers will be able to open a new Value City credit card at all of its POS registers as a customer convenience. Value City systems run on two AS/400’s and open systems computers.

     Filene’s Basement utilizes the JDA merchandise management system to track and manage merchandise inventory at its stores. A warehouse management system is used at the distribution center to process and distribute merchandise to the stores. Filene’s Basement utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkout and facilitate inventory restocking. The ability to sell magnetic gift cards was implemented for the 2003 holiday season. In 2004, Filene’s Basement installed high quality color printers in all of its stores to enhance store signage. Filene’s Basement systems run on an AS/400 and open systems computers.

     In order to promote its continued growth, DSW has undertaken several major initiatives to build upon the merchandise management system and warehouse management systems that support DSW. An electronic data interchange (“EDI”) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, ASNs and invoices with our top vendors. As of January 29, 2005, approximately 70% of our footwear product is processed using UPC barcodes which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASNs were piloted with key vendors in early 2004. They accounted for approximately 20% of the volume of our shipments as of the end of fiscal 2004, and DSW expects they will be approximately 50% by the end of fiscal 2005. This will speed the flow of goods from the vendor to DSW stores, as well as reduce the amount of inventory needed in our warehouse. Additionally, new merchandise planning and merchandise allocation systems were implemented in 2003 to improve inventory productivity and store assortments and reduce supply chain cycle time.

     DSW utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. In 2003, a new, completely wireless POS system was implemented in all DSW stores, resulting in more efficient customer checkouts and back office operations. This enables DSW to complete new store openings more efficiently and simply. The ability to sell magnetic gift cards was implemented for the 2003 holiday season. In addition, in October 2004, DSW launched an application that provides DSW with the ability to look up a customer’s “Reward Your Style” number at POS registers. DSW anticipates that in the first quarter of fiscal 2005, the POS system will be further upgraded with debit card terminals and signature capture. DSW will continually enhance system security.

     Program administration, operations and analysis for the “Reward Your Style” program was brought in-house on February 1, 2005. Prior to this time, these functions were contracted out to a third party. DSW uses enterprise data warehouse and customer relationship management software to manage the program. DSW expects this will allow it to support, expand and integrate “Reward Your Style” with the POS system to improve the customer experience while reducing costs.

     In March 2005, we announced that we had learned of the theft of credit card and other purchase information relating to all customers who made purchases at 103 DSW stores between mid-November 2004 and mid-February of 2005. We now believe that the theft occurred at 108 DSW stores. We have contacted federal law enforcement authorities, who are involved in the investigation. We are taking steps to address the situation, including a review of our technology systems in conjunction with a leading computer security firm, and we are also working with credit card companies and issuers to mitigate the situation. We cannot yet reasonably estimate what the potential liability to us will be in connection with these events, and we do not yet know what effect this incident may have on our customers’ perceptions of us.

     A focus of our information technology program is to leverage our technology infrastructure and systems whenever appropriate to simplify and become more efficient. In addition, we also expect to continually enhance system security. All of our segments are now supported by enterprise financial, human resource and e-mail systems. We automated our corporate environment with a document management system in fiscal 2003 for invoice processing to move toward an efficient, paperless environment. In fiscal 2003, we implemented financial reporting and analysis and financial planning systems to augment and streamline these processes. In fiscal 2004, we have embarked on a data warehouse project to provide capabilities for customer and advertising analysis as well as to support a new loss prevention system.

Associates

     The mission of the Company’s human resource department includes ensuring the Company’s business plans, organization structure, talent development and bench strength meet the Company’s needs for associate effectiveness to improve quality of work product, superior customer service, shareholder value and our profit.

     As of January 29, 2005, we had approximately 18,000 associates of which 9,000 were full-time and the balance were part-time. Approximately 1,300 of these associates in 21 stores are covered by collective bargaining agreements. We believe that, in general, we have satisfactory relations with all of our associates.

Competition

     The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities - Value City, DSW and Filene’s Basement - have different target customers and different strategies, but each focus on the basic equation: Value = Quality/Price.

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

     Value City and Filene’s Basement provide perceived high value by offering easily recognized brand-name merchandise at discounted prices. We believe Filene’s Basement’s niche, however, is the top-tier of the off-price retailing category and its sales events shape its image as having a special “cachet”. In 2004, Filene’s Basement’s famous one-day bridal gown sale, commonly referred to as “the running of the brides,” was held in nine stores in different geographic areas. This event creates great excitement and generates both regional and national media attention.

     Based on the unique retail format and the high quality, in-season selection of its shoe merchandise, DSW believes that it provides a distinct shoe-shopping destination for its customers. DSW believes that its customers prefer its wide selection of in-season merchandise compared to product offerings of typical traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher average prices and in a less convenient format than does DSW. In addition, DSW believes that it will successfully compete against competitors who have attempted to duplicate its format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons. DSW does not view non-brand-oriented discount retailers as its prime competitors. These non-brand-oriented discount retailers may offer footwear at lower price points; however, they generally offer lower quality, private label shoes.

Available Information

     We maintain an Internet website at www.retailventuresinc.com. We file our reports with the Securities and Exchange Commission (the “SEC”) and make available free of charge, on or through our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES.

     Set forth in the following table are the locations of stores we operated as of January 29, 2005:

			Filene’s
	Value City	DSW	Basement	Total
Alabama	—	1	—	1
Arizona	—	2	—	2
California	—	14	—	14
Colorado	—	6	—	6
Connecticut	—	2	—	2
Delaware	3	1	—	4
Florida	—	9	—	9
Georgia	4	6	1	11
Illinois	16	10	3	29
Indiana	7	4	—	11
Iowa	—	1	—	1
Kansas	—	4	—	4
Kentucky	4	—	—	4
Maine	—	1	—	1
Maryland	8	5	1	14
Massachusetts	—	8	9	17
Michigan	9	10	—	19
Minnesota	—	4	—	4
Missouri	7	2	—	9
Nebraska	—	1	—	1
Nevada	—	2	—	2
New Hampshire	—	1	—	1
New Jersey	7	6	1	14
New York	—	16	6	22
North Carolina	1	2	—	3
Ohio	23	11	1	35
Oklahoma	—	1	—	1
Pennsylvania	18	10	1	29
Rhode Island	—	1	—	1
Tennessee	1	3	—	4
Texas	—	16	—	16
Virginia	4	9	—	13
Washington D.C.	—	—	3	3
West Virginia	4	—	—	4
Wisconsin	—	3	—	3

	116	172	26	314

     We maintain buying offices in Columbus, Ohio; a suburb of Boston, Massachusetts; New York, New York and Los Angeles, California. We operate 6 warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors and utilize vendor direct shipments where such use is advantageous. Our primary RVI executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers.

     The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of January 29, 2005, we leased or subleased 36 stores and 5 warehouse facilities and a parcel of land from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.

     Our warehouse and distribution facilities for our Value City and Filene’s Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment, will be adequate for our foreseeable future demands. With respect to DSW, we believe that our receiving and distribution process and infrastructure will support our anticipated growth in 2005. We may need to increase our distribution capacity in 2006 to accommodate our expanding retail store base. Because our ability to expand our distribution facilities at our current site is limited, we may need to acquire, construct or lease additional distribution facilities in other geographic locations to accommodate our planned expansion.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in various legal proceedings that are incidental to the conduct of our business. In the opinion of management, the amount of any liability with respect to these proceedings, either individually or in the aggregate, will not be material.

     In March 2005, Retail Ventures announced that it had recently learned of the theft of credit card and other purchase information from 103 DSW stores. We now believe that the theft occurred at 108 DSW stores. Federal law enforcement officials are involved in the investigation of this incident and we have engaged a leading computer security firm to assist us in a review of our technology systems. While no litigation regarding this theft is currently pending, there can be no assurance that there will not be in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our common shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2005, there were 505 holders of record of our common shares.

	High	Low
Fiscal 2003:
First Quarter	$2.26	$1.48
Second Quarter	3.25	1.90
Third Quarter	5.88	2.02
Fourth Quarter	6.30	4.10

Fiscal 2004:
First Quarter	$8.60	$5.02
Second Quarter	9.70	6.13
Third Quarter	8.04	6.32
Fourth Quarter	7.67	6.02

Fiscal 2005:
First Quarter (through March 31, 2005)	$10.25	$6.60

     We have paid no dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2005. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The Company’s credit facilities restrict the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company’s credit facilities also restrict the ability of the Company and its subsidiaries to issue “dividend notes” or similar instruments unless the Company’s several lenders have agreed on how such “dividend notes” or similar instruments would be treated for collateral purposes. The Company’s credit facilities are more fully explained in Item 7 on page 20 of this Annual Report.

     In connection with our refinancing, we amended and restated our $75 million convertible loan on June 11, 2002. Pursuant to the terms of the convertible loan, the lenders may, at their option, convert the convertible loan into common shares at a conversion rate of $4.50 per share, subject to adjustment. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for this issuance.

     In connection with our refinancing, on September 26, 2002 we issued warrants to purchase 2,954,792 common shares at $4.50 per share, subject to adjustment. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for this issuance. For information relating to the Company’s failure to register our common shares in connection with The Profit Sharing and 401K Plan as amended and restated effective January 1, 2000, and its Employee Stock Purchase Plan, see Note 7 to the consolidated financial statements beginning on page F-19 of the Annual Report.

     The following table provides information with respect to purchases Retail Ventures made of its common shares during the fourth quarter of the 2004 fiscal year, if any:

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under Plans or
	Purchased	Share	or Programs	Programs
November 1, 2004 - November 30, 2004	None	—	—	None

December 1, 2004 - December 31, 2004	None	—	—	None

January 1, 2005- January 29, 2005	None	—	—	None

Total	None	—	—	None

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Retail Ventures, Inc. including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K.

	For the Fiscal Year Ended
	1/29/2005	1/31/2004	2/1/2003	2/2/2002	2/3/2001(1)
		Restated	Restated	Restated	Restated
	(dollars in thousands, except per share amounts and net sales per selling square feet)
Net sales	$2,739,631	$2,594,206	$2,450,719	$2,283,878	$2,213,017
Operating profit (loss)	$6,685	$31,658	$36,706	$(15,430)	$(133,753)
Loss before cumulative effect of accounting change	$(19,448)	$(5,219)	$(2,357)	$(30,256)	$(103,006)
Cumulative effect of accounting change	—	—	$(2,080)	—	—
Net loss	$(19,448)	$(5,219)	$(4,437)	$(30,256)	$(103,006)
Basic loss per share before cumulative effect of accounting change	$(0.57)	$(0.15)	$(0.07)	$(0.90)	$(3.07)
Cumulative effect of accounting change	—	—	$(0.06)	—	—
Basic loss per share	$(0.57)	$(0.15)	$(0.13)	$(0.90)	$(3.07)
Diluted loss per share	$(0.57)	$(0.15)	$(0.13)	$(0.90)	$(3.07)
Total assets	$983,355	$867,521	$835,055	$883,045	$909,511
Working capital	$236,180	$230,277	$177,583	$225,740	$209,900
Current ratio	1.66	1.86	1.58	1.77	1.65
Long-term obligations	$343,375	$326,940	$264,664	$337,199	$326,449
Number of:(2)
Value City Stores	116	116	116	117	119
DSW Stores	172	142	126	104	78
Filene’s Basement Stores	26	21	20	20	19
Net sales per selling sq. ft.(3)	$221	$225	$224	$233	$234
Comparable store sales change(4)	(1.0)%	1.2%	(3.5)%	(2.4)%	(1.1)%

(1)	Fiscal 2000 contains 53 weeks; all other years contain 52 weeks.

(2)	Includes all stores operating at the end of the fiscal year.

(3)	Presented in whole dollars and excludes stores not operated during the entire fiscal period.

(4)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year. For fiscal year 2000, comparable store sales are computed using like 52-week periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

If we are unable to retain current and attract new customers to our Value City business segment, our results of operations, financial condition and business could be adversely affected.

     Our ability to execute to our new management’s strategy for the Value City segment is necessary to reverse the downward sales trend we have experienced. This strategy includes acquiring the right mix of merchandise in our key fashion areas of ladies and mens, of acquiring in season merchandise sooner in the season in complete runs (size and color) in recognizable brands and of identifying the prevailing fashion trend. Our advertising and marketing efforts to retain and draw new customers will need to be focused on this strategy. The failure to impact the customers we have and draw in new customers may result in stores being unprofitable, which could, in turn, have an adverse impact on our business, financial condition and results of operations.

We may be unable to open all the DSW and Filene’s Basement stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, any of which could have a material adverse affect on our business, financial condition and results of operations.

     We intend to open approximately 4 and 30 stores per year in the four years from 2005 through 2008 for Filene’s Basement and DSW, respectively. However, we may not achieve our planned expansion on a timely and profitable basis or that we will be able to achieve results similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW and Filene’s Basement stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:

•	identify suitable markets and sites for new store locations;

•	negotiate favorable lease terms;

•	build-out or refurbish sites on a timely and effective basis;

•	obtain sufficient levels of inventory to meet the needs of new stores;

•	obtain sufficient financing and capital resources or generate sufficient cash flows from operations to fund growth;

•	successfully open new DSW and Filene’s Basement stores in regions of the United States in which we currently have few or no stores;

•	open new stores at costs not significantly greater than those anticipated;

•	control the costs of other capital investments associated with store openings, including, for example, those related to the expansion of distribution facilities;

•	hire, train and retain qualified managers and store personnel; and

•	successfully integrate new stores into our existing infrastructure, operations and management and distribution systems or adapt such infrastructure, operations and systems to accommodate our growth.

     As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business, financial condition and results of operations.

     To the extent that we open new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As the number of our stores increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This could have a material adverse effect on our business, financial condition and results of operations.

We rely on our good relationships with vendors to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a negative impact on our competitive position, our business and financial performance.

     We do not have long-term supply agreements or exclusive arrangements with any vendors (except for greeting cards and bottled drinks) and, therefore, our success depends on maintaining good relations with our vendors in all business segments. Since our business is fundamentally dependent on selling brand name and designer merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our new stores. If we fail to continue to deepen and strengthen our relations with our existing vendors to improve the quality of merchandise they supply us and fail to acquire new vendors of in-season brand name and designer merchandise, we may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.

We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could adversely affect our business, financial condition and results of operations.

     Our merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract its target customers. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including:

•	variations in local economic conditions, which could affect our customers’ discretionary spending;

•	unanticipated fashion trends;

•	our success in developing and maintaining vendor relationships that provide us access to in-season merchandise at attractive prices;

•	our success in distributing merchandise to our stores in an efficient manner; and

•	changes in weather patterns, which in turn affect consumer preferences.

     If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have an adverse effect on our business, financial condition and results of operations.

Seasonal variability of operations.

     Our operations have been historically seasonal, with a disproportionate amount of sales and a majority of net income occurring in the fall and Christmas selling seasons for Value City and Filene’s Basement. DSW net sales have typically been higher in spring and early fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons in addition to seasonal factors, which could result in a decline in the price of our common shares.

     Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. In addition to seasonal fluctuations, including weather patterns, a variety of other factors affect our comparable store sales and quarterly financial performance, including:

•	changes in our merchandising strategy;

•	timing and concentration of new store openings and related pre-opening and other start-up costs;

•	levels of pre-opening expenses associated with new stores;

•	changes in our merchandise mix;

•	changes in and regional variations in demographic and population characteristics;

•	timing of promotional events;

•	actions by our competitors; and

•	general United States economic conditions and, in particular, the retail sales environment.

     Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. In the future, our financial performance may fall below the expectations of securities analysts and investors. In that event, the price of our common shares could decline.

Our stock price may fluctuate significantly, which could negatively affect the trading of our common shares.

     The market price of our common shares has fluctuated significantly in the past and may likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

•	developments related to the proposed DSW IPO;

•	quarterly variations in actual or anticipated operating results;

•	changes by securities analysts in estimates regarding Retail Ventures;

•	conditions in the retail industry;

•	the condition of the stock market; and

•	general economic conditions.

Our failure to retain our existing senior management team and to continue to attract qualified new personnel could adversely affect our business.

     Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be adversely affected. We have entered into employment agreements with certain of these officers. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

We may be unable to compete favorably in our highly competitive markets.

     The off-price retail, department store and retail footwear markets are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including locally owned, regional and national department stores, specialty retailers, discount chains and off-price retailers. Some of our competitors are larger and have substantially greater resources than we do. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies, marketing activities and other business strategies, could have an adverse effect on our business, financial condition, results of operations and our market share.

A decline in general economic conditions, or the outbreak or escalation of war or terrorist acts, could lead to reduced consumer demand for our merchandise.

     Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. A general slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits.

     Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In the event of an economic slowdown, we could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow our retail expansion plans.

We rely on foreign sources for our merchandise, and our business is therefore subject to risks associated with international trade.

     We purchase merchandise from domestic and foreign vendors. In addition, many of our domestic vendors import a large portion of their merchandise from abroad. For this reason, we face risks inherent in purchasing from foreign suppliers, such as:

•	economic and political instability in countries where these suppliers are located;

•	international hostilities or acts of war or terrorism affecting the United States or foreign countries from which our merchandise is sourced;

•	increases in shipping costs;

•	transportation delays and interruptions, including as a result of increased inspections of import shipments by domestic authorities;

•	work stoppages;

•	adverse fluctuations in currency exchange rates;

•	laws of the United States affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers;

•	expropriation or nationalization;

•	changes in local government administration and governmental policies;

•	changes in import duties or quotas;

•	compliance with trade and foreign tax laws; and

•	local business practices, including compliance with local laws and with domestic and international labor standards.

     We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have an adverse effect on our business.

We face significant security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, we announced the theft of credit card and other purchase information of DSW customers, which could affect our reputation and business and subject us to liability.

     We rely on commercially available encryption software and other technologies to provide security for processing and transmission on confidential customer information, such as credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect customer transaction data. Compromises of these security systems could have an adverse effect on our reputation and business, and we may be subject to liabilities and reporting obligations. A party who is able to circumvent our security measures could misappropriate our information, cause interruptions in our operations, damage our reputation and customers’ willingness to shop in our stores and subject us to possible liability. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

     In March 2005, we announced that we had learned of the theft of credit card and other purchase information relating to customers who made purchases at 103 DSW stores during mid-December of 2004 to mid-February of 2005. We now believe that the theft occurred at 108 DSW stores. We cannot yet reasonably estimate what the potential liability to us in connection with these events is, and we do not yet know what effect this incident may have on DSW customers’ perception of us.

The proposed IPO of DSW may not be completed. If the IPO is not completed, net proceeds which we would have received from the IPO will not be available to repay indebtedness, including indebtedness to related parties. Additionally, we will have incurred expenses to date in connection with the IPO for which we will not receive any benefits.

     The IPO may not be completed. We have anticipated that a portion of the net proceeds of the IPO will be used to repay $165 million of intercompany indebtedness owed by DSW to Retail Ventures. It is anticipated that Retail Ventures will then apply the amount received from DSW to the partial payment of obligations evidenced by a $240 million promissory note made by Retail Ventures payable to its subsidiary, Value City, issued in December 2004. It is anticipated that Value City will then apply a portion of the amount received from Retail Ventures to the payment in full of all outstanding indebtedness and obligations owed by Value City (and other affiliates of Retail ventures) under a $100 million term loan agreement with related parties. This $100 million term loan has an annual effective rate of interest of 15%-15 1/2%, and matures in June 2006. The remaining portion of the proceeds of any such $165 million repayment is to be used (i) first, to repay (subject to the ability to reborrow) a portion of the obligations outstanding under our Revolving Credit Facility, and (ii) second, to the extent of any excess, for working capital and general corporate purposes. If the IPO is not completed, we may be unable to prepay our obligations under the Term Loan Agreement, and a significant portion of our cash flow from operations will continue to be dedicated to the payment of interest on the term loan, and will not be available for other purposes. In addition, if the IPO is not completed, we will have incurred significant expenses in connection with the IPO which we will be unable to recoup, and for which we will not receive any benefits.

CRITICAL ACCOUNTING POLICIES

     Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Note 1 to our Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

     While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     We believe the following represent the most critical estimates and assumptions, among others, used in the preparation of our Consolidated Financial Statements. We have discussed the selection, application and disclosure of the critical accounting policies with our audit committee.

•	Revenue Recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full.

•	Cost of Sales and Merchandise Inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $42.8 million and $34.2 million at the end of fiscal 2004 and 2003, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates including, setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer’s value perception or perceived value, known as markdowns, and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

•	Asset Impairments and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.

During fiscal 2004, fiscal 2003 and fiscal 2002, we recorded $2.9 million (including the impairment of a capital lease of $1.2 million related to a store closing), $0.3 million and $0.6 million in charges, respectively, related to long-lived assets at store operating units.

During fiscal 2004 we recorded a non-cash charge of $11.7 million, $6.9 million net of taxes, for the impairment of goodwill related to Filene’s Basement. In fiscal 2002, we recorded a charge as a result of the implementation of SFAS 142, which requires that goodwill no longer be amortized. The initial tests for goodwill impairment, as of February 3, 2002, resulted in a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in our Consolidated Statement of Operations as of February 1, 2003 in the caption “Cumulative effect of accounting change.” Substantially all of the charge relates to goodwill associated with our purchase of Mazel’s interest in VCM and is included in the net loss for the year ended February 1, 2003.

The balance of goodwill subject to goodwill annual testing at the end of the current fiscal year was $25.9 million on the DSW segment.

We believe at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 6 of the Notes to Consolidated Financial Statements page F-17 of this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 29, 2005, the weighted-average actuarial assumption of our plans was: discount rate 5.75%, assumed salary increases 4.0% and long-term rate of return on plan assets 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides

DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 29, 2005 and January 31, 2004 was $4.5 million and $3.0 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. Filene’s Basement plans to utilize this customer database for direct mail and e-mail marketing efforts during fiscal 2005.

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2004, we established a valuation allowance for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses. During fiscal 2003, we established a valuation allowance for deferred income tax assets of $1.5 million for charitable contribution carry forwards.

RESULTS OF OPERATIONS

     We operate three business operating segments. Value City and Filene’s Basement segments operate full-line, off-price department stores. Our DSW segment sells better-branded off-price shoes and accessories. As of January 29, 2005, a total of 116 Value City, 26 Filene’s Basement and 172 DSW stores were open. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	For the Year Ended
	1/29/05	1/31/04	2/1/03
	52 Weeks	52 Weeks	52 Weeks

Net sales	100.0%	100.0%	100.0%
Cost of sales	(60.7)	(61.4)	(61.8)

Gross profit	39.3	38.6	38.2
Selling, general and administrative expenses	(39.3)	(37.6)	(37.0)
License fees and other income	0.2	0.2	0.3

Operating profit	0.2	1.2	1.5
Interest expense, net	(1.4)	(1.4)	(1.6)

Loss before cumulative effect of accounting change and income taxes	(1.2)	(0.2)	(0.1)
Benefit for income taxes	0.5	—	—

Loss before cumulative effect of accounting change	(0.7)	(0.2)	(0.1)
Cumulative effect of accounting change, net of income taxes	—	—	(0.1)

Net loss	(0.7)%	(0.2)%	(0.2)%

Fiscal Year Ended January 29, 2005 (“fiscal 2004”) Compared To Fiscal Year Ended January 31, 2004 (“fiscal 2003”)

     Sales. Sales for fiscal 2004, increased by 5.6% to $2.7 billion from $2.6 billion in sales for fiscal 2003. By operating segment, comparable store sales were:

	2004	2003
Value City Department Stores	(4.9)%	(0.7)%
DSW	4.8%	5.6%
Filene’s Basement	5.0%	2.6%

Total	(1.0)%	1.2%

     Value City comparable store sales percentages were impacted negatively by decreased customer traffic in the year and were partially offset by increased average unit retail. Value City’s non-apparel comparable sales decreased 2.8% and apparel comparable sales declined 6.4% for the fiscal year. The mens, ladies and childrens apparel divisions had comparable sales declines of 6.2%, 7.7% and 4.0%, respectively. All 116 Value City stores are in our comparative store base.

     DSW comparable store sales improved 4.8% as overall sales increased $164.6 million to $937.2 million for the year. The DSW increase includes a net increase of 30 stores and 50 net leased shoe operations. The DSW operations in the segment merchandise categories of athletics, womens and accessories had increases of 11.6%, 4.3% and 9.6%, respectively. The merchandise category of mens had a decrease of 0.3%. The increase in athletics was driven by the fashion athletic category, the increase in women’s was driven by the moderate and better categories and the increase in accessories occurred in the handbag and gift item categories.

     Filene’s Basement sales increased $54.8 million to $371.7 million for the fiscal year. Filene’s Basement had a net increase of five stores during fiscal 2004 and had a comparable store sale increase of 5.0%. Merchandise categories of mens, ladies and childrens had comparable store sale increases of 4.2%, 5.5% and 24.4%, respectively. The shoe, jewelry and home categories had increases of 9.0%, 2.9% and 2.3%, respectively. Due to the increase in up-front purchasing and packaways Filene’s Basement remained in-stock starting in and during both the spring and fall season in fiscal 2004. In addition, Filene’s Basement allocated more space to the childrens areas in the stores to support the increased sales in this category.

     Gross profit. Consolidated gross profit increased $75.4 million from $1,001.0 million to $1,076.4 million, and increased as a percentage of net sales from 38.6% to 39.3%.

     Value City’s gross profit decrease is primarily attributable to increased markdowns necessary to address aged inventory and to accelerate the sale of underperforming fall merchandise. Higher initial markups as a result of increased average unit retail prices did not offset the increased markdowns associated with the clearance promotions.

     Gross profit for our DSW segment improved as a result of increased average unit retail, lower costs associated with increased orders and reduced markdowns due to sales increases.

     Filene’s Basement segment’s gross profit improved as the result of higher initial markups on merchandise purchases and a reduction in markdowns. Higher initial markups were the result of increased average unit retail price increases as measured by transactions through the point of sale registers.

     Gross profit, as a percent of sales by segment, was:

	2004	2003
Value City Department Stores	38.0%	38.4%
DSW	43.3%	41.0%
Filene’s Basement	34.2%	33.4%

Total	39.3%	38.6%

     SG&A. For the year, consolidated selling, general and administrative expenses (“SG&A”) increased $101.5 million to $1,076.4 million or 39.3% of sales. The year ended January 29, 2005 includes approximately $1.8 million for store closings (including the impairment of a capital lease of $1.2 million), a $1.6 million increase in advertising, $14.2 million in expenses associated with the termination of executives and associates, $11.7 million associated with the impairment of the Filene’s Basement goodwill, $1.7 million in impairments of fixed assets and $14.4 million in pre-opening costs for new stores. New store openings in the period were limited to our DSW and Filene’s Basement segments. Preparations for opening a DSW store generally takes 4 to 6 weeks while a typical Filene’s Basement store generally takes 11 to 13 weeks (including construction and setup). Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. Pre-opening expense for the 31 new DSW stores was $10.8 million in fiscal 2004 compared to $5.1 million for the 16 new stores opened in the prior year. Pre-opening expense was $3.6 million for five new Filene’s Basement stores in fiscal 2004 compared to $0.8 million in fiscal 2003 for the one new Filene’s Basement store opened in the prior year.

     SG&A, as a percent of sales by segment, were:

	2004	2003
Value City Department Stores	40.1%	38.1%
DSW	37.5%	37.7%
Filene’s Basement	40.8%	34.9%

Total	39.3%	37.6%

     License fees and other income. Overall license fees and other income increased $1.1 million from $5.6 million to $6.7 million. License fees decreased $0.5 million, or 25%, as a result of lower sales from licensees. Other income increased $1.6 million, or 41.9%, from $3.7 million to $5.3 million. Other income is comprised of layaway fees and vending income. These sources of income vary based on customer traffic and contractual arrangements.

     Operating profit. Operating profit was $6.7 million in fiscal 2004 compared to $31.7 million in fiscal 2003. As a percentage of net sales operating profit was 0.2% and 1.2% in fiscal 2004 and 2003, respectively.

     Interest expense. Interest expense, net of interest income, was $38.6 million in fiscal 2004 and fiscal 2003. Interest expense included the amortization of debt discount of $2.0 million in both fiscal 2004 and 2003.

Fiscal Year Ended January 31, 2004 (“fiscal 2003”) Compared To Fiscal Year Ended February 1, 2003 (“fiscal 2002”)

     Sales. Sales for fiscal 2003 increased by 5.9% to $2.59 billion from $2.45 billion for fiscal 2002. By segment, comparable store sales were:

	2003	2002
Value City Department Stores	(0.7)%	(5.1)%
DSW	5.6%	(0.1)%
Filene’s Basement	2.6%	0.3%

Total	1.2%	(3.5)%

     Comparable store sales percentages were impacted negatively by unseasonable weather in the early part of fiscal 2003 in all segments. All 116 Value City stores are in our comparative store base. Value City’s non-apparel comparable sales increased 2.1% for fiscal 2003 and apparel comparable sales declined 2.4% as compared to fiscal 2002. The children’s apparel division had an increase of 2.1%, while the men’s and ladies’ apparel divisions had comparable sales declines of 4.6% and 2.4%, respectively. DSW comparable store sales improved 5.6% as overall sales increased almost $143.7 million to $772.6 million for the year. The DSW increase includes a net increase of 16 stores. Filene’s Basement sales increased $13.7 million to $316.9 million for the fiscal year. Filene’s Basement total stores increased due to a single opening during the fiscal year.

     Gross profit. Consolidated gross profit increased $64.9 million from $936.1 million to $1,001.0 million, and increased as a percentage of net sales from 38.2% to 38.6% for fiscal 2003 as compared to fiscal 2002. Value City’s gross profit decrease is primarily attributable to lower average unit retail prices as a result of lower initial markups during the year. Gross profit for our DSW and Filene’s Basement segments improved as the result of higher initial markups on merchandise purchases and a reduction in markdowns. Gross profit, as a percent of sales by segment, was:

	2003	2002
Value City Department Stores	38.4%	38.9%
DSW	41.0%	39.4%
Filene’s Basement	33.4%	32.2%

Total	38.6%	38.2%

     SG&A. For the year, consolidated SG&A increased $68.2 million to $974.9 million or 37.6% of sales. Fiscal 2003 includes approximately $1.6 million for store closings, a $16.7 million increase in advertising and $5.9 million in pre-opening costs for new stores. New store openings in the period were limited to our DSW and Filene’s Basement segments. Preparations for opening a DSW store or a Filene’s Basement store generally take eight to ten weeks. Pre-opening costs are expensed as incurred. It has been our experience that new stores for each of our segments generally achieve profitability and contribute to net income after the first full year of operations. Pre-opening expense for the 16 new DSW stores was $5.1 million in fiscal 2003 compared to $3.8 million for the 22 new stores opened in prior year. Pre-opening expense was $0.8 million in fiscal 2003 and $0.7 million in fiscal 2002 for the one new Filene’s Basement store opened in each of those periods. SG&A, as a percent of sales by segment, were:

	2003	2002
Value City Department Stores	38.1%	37.6%
DSW	37.7%	37.1%
Filene’s Basement	34.9%	33.7%

Total	37.6%	37.0%

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

     Operating profit. Operating profit was $31.7 million in fiscal 2003 compared to $36.7 million in fiscal 2002. As a percentage of net sales operating profit was 1.2% and 1.5% in fiscal 2003 and 2002, respectively.

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

Seasonality

     Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the back-to-school and Christmas selling seasons for our Value City segment and, more recently, our Filene’s Basement segment. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.

Fiscal Year

     We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2004, 2003 and 2002 each contain 52 weeks.

Income Taxes

     Our effective tax rate for fiscal 2004 was 39.0%. The effective tax benefits are negatively impacted due to the write off of net operating losses of $3.1 million as the result of the reorganization of the Company. During fiscal 2004 and fiscal 2003, we established a valuation allowance for our deferred tax assets of $3.2 million and $1.5 million, respectively. The reserve reflects a reduction in the estimated amount for future tax deductions, primarily for state and local taxes and excess contribution carry forwards.

     Our effective tax rate for fiscal 2003 was 24.8% versus 12.1% for fiscal 2002. There was an increase in the effective tax rate primarily due to the increase in non-deductible expenses for tax purposes and the fluctuation in taxable income. However, that increase was then off-set by the tax effect of the write-off of financing costs.

Adoption of Accounting Standards

     The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (“QSPE’s”) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

     In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged.

     In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended May 1, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company’s consolidated financial statements or disclosures.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement was effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. Initial adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

     The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. As of the date of this report, the Company is evaluating the impact of this statement.

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

Liquidity and Capital Resources

     Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

     Net working capital was $236.2 million and $230.3 million at January 29, 2005 and January 31, 2004, respectively. Current ratios at those dates were 1.7 and 1.9, respectively. Net cash provided by operating activities totaled $88.5 million and $11.6 million in fiscal 2004 and 2003, respectively. The net cash increase is reflective of several items, primarily the increase in accounts payable of $56.9 million and the increase of accrued expenses of $33.0 million and an increase in borrowings under our revolving credit facility. The increases in inventories due to new stores were: $25.5 million for DSW, $5.8 million for leased departments and $10.4 million for Filene’s Basement.

     Cash used for capital expenditures was $83.9 million and $68.7 million for fiscal 2004 and 2003, respectively. During fiscal 2004, capital expenditures included $47.0 million for new stores, $21.4 million for improvements in existing stores, $5.7 million for office and warehousing and $9.8 million for MIS equipment upgrades and new systems.

     On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, Inc., entered into a $525.0 million refinancing that consists of three separate credit facilities (collectively, the “Credit Facilities”): (i) a three-year $350.0 million revolving credit facility which, in March 2005, was increased from $350.0 million to $425.0 million (the “Revolving Credit Facility”), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. (“Cerberus”) and Schottenstein Stores Corporation (“SSC”) (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the “Convertible Loan”). These Credit Facilities are guaranteed by Retail Ventures, Inc. and substantially all of its subsidiaries.

     We are not subject to any financial covenants under these credit facilities, however, there are numerous restrictive covenants relating to our management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modification to debt instruments. These Credit Facilities are also subject to an Intercreditor Agreement, which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).

     $350 Million Revolving Credit Facility

     Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all of our inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank’s base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability we maintain. During fiscal 2004, the Company extended the maturity dates of the Revolving Loan by one year. As a result, the maturity date of the Revolving Loan, which originally matured on June 11, 2005, was extended to June 11, 2006, under substantially the same terms and conditions. At January 29, 2005 and January 31, 2004, $145.0 million and $137.7 million were available, respectively, under the Revolving Credit Facility. Direct borrowings aggregated $140.0 million and $125.0 million for fiscal 2004 and fiscal 2003, respectively, while $29.6 million and $23.4 million letters of credit were issued and outstanding for fiscal 2004 and fiscal 2003, respectively.

     In March 2005, the Company increased the ceiling under its revolving credit facility to $425 million. The increase of $75 million to the revolving credit facility was accomplished by amendment under substantially the same terms to the existing revolving credit agreement which expires in June 2006.

     $100 Million Term Loans – Related Parties

     The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the facility. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans, which originally matured on June 11, 2005, was extended to June 11, 2006, under substantially the same terms and conditions.

     The Term Loans’ stated rate of interest per annum depends on whether we elect to pay interest in cash or a paid-in-kind (“PIK”) option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final two years of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK and the PIK option is limited to 50% of the interest due. For the years ended January 31, 2004 and February 1, 2003, we elected to pay interest in cash.

     We issued 2,954,792 warrants (“Warrants”) to purchase common shares, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

     The number of common shares issuable varies upon the occurrence of the following: (i) the issuance of additional common shares without consideration or for a consideration per common share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding common shares into a lesser number of shares; (iv) the issuance or sale of additional common shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into common shares; and/or (vi) the exchange of common shares in a merger or other business combination.

     $75 Million Senior Subordinated Convertible Loan – Related Parties

     In June 2002, we amended and restated our $75.0 million Convertible Loan dated March 15, 2000. As amended, borrowings under the Convertible Loan bear interest at 10% per annum. At our option, interest could have been PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. The Convertible Loan is guaranteed by all our principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Revolving Credit Facility and Term Loans. The Convertible Loan is not prepayable until June 11, 2007, and has a maturity date of June 10, 2009. The agent has the right to designate two observers to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to our Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

     The Convertible Loan is convertible at the option of the holders into common shares at an initial conversion price of $4.50. The conversion price is subject to adjustment upon the occurrence of specified events.

     Achievement of expected cash flows from operations and compliance with the restrictive covenants of our credit agreements (see Note 5 to the Consolidated Financial Statements) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. Although operating results for fiscal 2004 were negative, we believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing, will be sufficient to meet our obligations for working capital, capital expenditures, and debt service requirements. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

     Other Debt Items — Financing and DSW IPO

     The Company announced on March 14, 2005 that DSW had filed a registration statement with the SEC and plans to pursue an IPO. The Company expects that DSW will complete the IPO in 2005, subject to market conditions. After the IPO, the Company expects to own a majority of the outstanding common shares of DSW.

     DSW will use a portion of the proceeds from the IPO to repay intercompany indebtedness owed to Retail Ventures. The amount of the proceeds that the Company receives will depend on market conditions and other factors. The Company believes the proceeds will strengthen its balance sheet and improve debt coverage. We will use these funds to pay down the Term Loans, which bear interest at approximately 15% per year, and a portion of our Revolving Credit Facility, which it will refinance at the time of the IPO.

     On or about the date of the consummation of the DSW IPO, the Company and its affiliates will amend and restate the agreement relating to the Revolving Credit Facility, and DSW will be released from its obligations thereafter. In addition, the Convertible Loan will be converted into a $75 million non-convertible loan.

     On or about the date of the consummation of the DSW IPO, we expect that DSW will enter into a new $150 million secured revolving credit facility with a term of five years. This new facility is expected to have borrowing base restrictions and will provide for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under the new secured revolving credit facility will be guaranteed by its subsidiary, DSW Shoe Warehouse, Inc. and secured by a lien on substantially all DSW’s property.

     In connection with the amendment of the agreement governing the Term Loan Facility, the Company has agreed to amend the outstanding warrants to provide SSC, Cerberus and Back Bay Capital Funding LLC the right, from time to time, either to (i) acquire Company common shares at the then current conversion price (subject to the existing antidilution provisions) or (ii) acquire from the Company Class A common shares of DSW at the price of shares sold in the IPO (subject to antidilution provisions similar to those in the existing warrants).

     In addition, in connection with the amendment of the agreement governing the Convertible Loan Facility, the Company has agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended convertible loan agreement. Under the convertible warrants, SSC and Cerberus will have, from time to time, the right either to (i) acquire Retail Ventures common shares at the conversion price referred to in the convertible loan (subject to existing antidilution provisions) or (ii) acquire from Retail Ventures Class A common shares of DSW at a strike price equal to the price of the shares sold to the public in the IPO (subject to antidilution provisions similar to those in the existing warrants). SSC and Cerberus may acquire an aggregate number of Class A common shares of DSW from Retail Ventures which, at the price of shares sold to the public in this offering, have a value equal to the outstanding principal amount of the amended loan facility.

Contractual Obligations

     We have the following minimum commitments under contractual obligations. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepting accounting principles of the United States of America. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

     The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 29, 2005 (dollars in thousands).

	Payments due by Period
						No
		Less Than	1-3	3-5	More Than	Expiration
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Date
Long-term debt	$315,021	$21	$240,000	$75,000	—	—
Capital lease and operating lease obligations(1)	1,402,169	156,237	301,937	268,007	$675,988	—
Pension benefit obligations	2,450	2,450	—	—	—	—
Construction commitments(2)	1,391	1,391	—	—	—	—
Purchase obligations(3)	37,507	8,444	17,693	7,387	3,388	$595

Total	$1,758,538	$168,543	$559,630	$350,394	$679,376	$595

1.	Capital and operating leases require us, as part of the lease, to pay for common area maintenance and real estate taxes. In fiscal 2004, the common area maintenance and real estate taxes represented 31.9% of the required lease payment. These costs vary year by year and based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

2.	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 29, 2005.

3.	Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

     We have outstanding letters of credit and stand-by letters of credit that total approximately $29.6 million at January 29, 2005. If certain conditions are met under the arrangement, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payment outside of terms set forth in these arrangements.

     Additional information regarding our financial commitment as of January 29, 2005 is provided in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Statements, Note 5 – Long-Term Obligations and Notes Payable beginning on page F-15 and Note 10 – Commitments and Contingencies” beginning on page F-22.

Off-Balance Sheet Arrangements

     It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships such as special purpose entities (“SPEs”) or variable interest entities (“VIEs”), which would facilitate off balance sheet arrangements or other limited purposes. As of January 29, 2005, we are not involved in any unconsolidated SPEs or VIEs as defined in Item 303 (a)(4)(ii) of Regulation S-K.

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

     We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At January 29, 2005, direct borrowings aggregated $140.0 million. The Revolving Credit Facility permits debt commitments up to $350.0 million, matures on June 11, 2006 and generally bears interest at a floating Eurodollar rate plus 2.0% to 2.75% based on the average excess availability during the previous quarter. We have in the past used, and may in the future use, interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Revolving Credit Facility, thus reducing a portion of our interest rate risk. These swap agreements, which would be designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. At January 29, 2005 and January 31, 2004, we had no outstanding swap agreements.

     A hypothetical 100 basis point increase in interest rates, net of taxes, would have an approximate $1.1 million impact to our financial position, liquidity and results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosures and procedures were effective.

     No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to affect, the Company’s internal control over financial reporting.

      Beginning with this annual report management is required to include management’s annual report on internal control over financial reporting and a related attestation report from the Company’s independent registered public accounting firm. Pursuant to the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, we have omitted from this Annual Report Management’s Annual Report On Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm.

     We expect to conclude our testing and evaluation of internal control over financial reporting and management’s assessment of such controls prior to filing our amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the SEC. There can be no assurances that material weaknesses will not be identified during this process. The Form 10-K/A will include management’s report and the report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers

     The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.

     Heywood Wilansky, age 56, became our President and Chief Executive Officer in November 2004. Mr. Wilansky has served as a director of DSW since March 2005 and will continue to serve in that capacity after the DSW IPO. Before joining Retail Ventures, Mr. Wilansky served as President and Chief Executive Officer of Filene’s Basement, a subsidiary of Retail Ventures, from February 2003 to November 2004. Mr. Wilansky was a professor of marketing at the University of Maryland business school from August 2002 to February 2003. From August 2000 to January 2003, he was President and Chief Executive Officer of Strategic Management Resources, LLC. From August 1995 to July 2000, he was President and Chief Executive Officer of Bon Ton Stores. Prior to that, he was with The May Department Stores Company for more than 19 years, last serving as President and Chief Executive Officer of the Foley’s division from 1992 to 1995 and President and Chief Executive Officer of the Filene’s division from 1991 to 1992.

     James A. McGrady, age 54, became our Executive Vice President, Chief Financial Officer, Treasurer and Secretary in December 2002. He served as our Chief Financial Officer, Treasurer and Secretary from July 2000 until December 2002. From 1986 until July 2000, Mr. McGrady served as Vice President and Treasurer of Big Lots, Inc. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.

     Julia A. Davis, age 44, became our Executive Vice President and General Counsel in January 2003. After consummation of the DSW IPO, she will serve as Executive Vice President, General Counsel and Secretary of DSW as well. Prior to that time, Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 17 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.

     Steven E. Miller, age 46, became our Senior Vice President Controller in 2003 after joining the Company in September 2000 as its Vice President Controller. After consummation of the DSW IPO, he will serve as Senior Vice President and Controller of DSW as well. Prior to that time, Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Big Lots, Inc. including Director, Assistant Treasurer and Assistant Controller.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that Harvey L. Sonnenberg is an audit committee financial expert as such term is defined by the SEC under Item 401(h) of Regulation S-K.

     The members of the Audit Committee are Messrs. Harvey L. Sonnenberg (Chair) and James L. Weisman and Ms. Elizabeth M. Eveillard. The Board of Directors has affirmatively determined that each of Messrs. Sonnenberg, Weisman, and Ms. Eveillard is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.

Code of Ethics and Corporate Governance Information

     The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to senior financial officers. These codes of ethics, designated as the “Code of Conduct” and the “Code of Ethics for Senior Financial Officers,” respectively by the Company, can be found on the Company’s investor website at www.retailventuresinc.com. The Company intends to disclose any amendment to, or waiver from, any applicable provision of the Code of Conduct or Code of Ethics for Senior Financial Officers (if such amendment or waiver relates to elements listed under Item 406(b) of Regulation S-K and applies to the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) by posting such information on the Company’s website at www.retailventuresinc.com.

     The Board of Directors has adopted and approved Corporate Governance Principles and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent public accountants. All of the forgoing documents are available on the Company’s investor website at www.retailventuresinc.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

Other

In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS”, “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2005, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.

Item 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION – GENERAL” in the Proxy Statement is incorporated herein by reference. Neither the report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Proxy Statement shall be deemed to be incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, and “COMPENSATION OF MANAGEMENT — EQUITY COMPENSATION PLAN TABLE” in the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

15(a)(1) Financial Statements

     The documents listed below are filed as part of this Form 10-K:

     Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

15(a)(3) and (b) Exhibits:

     See Index to Exhibits which begins on page E-1.

15(c) Additional Financial Statement Schedules:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL VENTURES, INC.

Date: April 14, 2005	By:	/s/ James A. McGrady

James A. McGrady, Executive Vice President, Chief Financial
Officer, Treasurer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Retail Ventures, Inc.
Columbus, Ohio 43026

We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and its wholly owned subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended January 29, 2005, January 31, 2004, and February 1, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and its wholly owned subsidiaries as of January 29, 2005, January 31, 2004, and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, January 31, 2004, and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.

As discussed in Note 4, the accompanying consolidated financial statements have been restated.

Columbus, Ohio
April 14, 2005

RETAIL VENTURES, INC.

CONSOLIDATED BALANCE SHEETS
January 29, 2005 and January 31, 2004
(in thousands, except share amounts)

	1/29/05	1/31/04
		Restated*
ASSETS
Current assets:
Cash and equivalents	$29,258	$14,226
Accounts receivable, net	7,455	8,969
Receivables from related parties	501	137
Inventories	473,051	420,338
Prepaid expenses and other assets	21,112	10,651
Deferred income taxes	64,359	44,933

Total current assets	595,736	499,254

Property and equipment, at cost:
Furniture, fixtures and equipment	321,513	293,081
Leasehold improvements	268,423	234,719
Land and building	801	801
Capital leases	36,265	37,423

	627,002	566,024
Accumulated depreciation and amortization	(346,548)	(315,210)

Property and equipment, net	280,454	250,814

Goodwill	25,899	37,619
Tradenames and other intangibles, net	43,460	43,638
Deferred income taxes and other assets	37,806	36,196

Total assets	$983,355	$867,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$202,578	$147,771
Accounts payable to related parties	5,428	3,335
Accrued expenses:
Compensation	38,526	31,777
Taxes	48,058	46,646
Other	64,355	38,707
Current maturities of long-term obligations	611	741

Total current liabilities	359,556	268,977

Long-term obligations, net of current maturities
Non-related	169,134	154,724
Related parties	174,241	172,216
Other noncurrent liabilities	87,710	59,417
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; authorized 160,000,000 shares; issued, including treasury shares, 34,110,707 shares and 33,990,707 shares, respectively	143,477	143,077
Warrants	6,074	6,074
Retained earnings	50,293	69,741
Deferred compensation expense, net	(3)	(635)
Treasury shares at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(6,011)

Total shareholders’ equity	192,714	212,187

Total liabilities and shareholders’ equity	$983,355	$867,521

*See Note 4.
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
(in thousands, except per share amounts)

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	1/29/05	1/31/04	2/1/03
	52 Weeks	52 Weeks	52 Weeks
		Restated*	Restated*
Net sales	$2,739,631	$2,594,206	$2,450,719
Cost of sales	(1,663,215)	(1,593,214)	(1,514,629)

Gross profit	1,076,416	1,000,992	936,090
Selling, general and administrative expenses	(1,076,445)	(974,944)	(906,789)
License fees and other income	6,714	5,610	7,405

Operating profit	6,685	31,658	36,706
Interest expense, net:
Non-related	(12,820)	(12,025)	(20,040)
Related parties	(25,741)	(26,570)	(19,348)

Loss before cumulative effect of accounting change and income taxes	(31,876)	(6,937)	(2,682)
Benefit for income taxes	12,428	1,718	325

Loss before cumulative effect of accounting change	(19,448)	(5,219)	(2,357)
Cumulative effect of accounting change, net of income taxes	—	—	(2,080)

Net loss	$(19,448)	$(5,219)	$(4,437)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(0.57)	$(0.15)	$(0.07)
Cumulative effect of accounting change, net of income taxes	—	—	(0.06)

Net loss	$(0.57)	$(0.15)	$(0.13)

Shares used in per share calculations:
Basic	33,956	33,753	33,665
Diluted	33,956	33,753	33,665

* See Note 4.
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
(in thousands)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, February 2, 2002 (as restated)*	34,228	8	$145,772		$79,397	$(4,150)	$(59)	$(3,566)	$217,394

Net loss (as restated)*					(4,437)				(4,437)
Net unrealized gain on derivative financial instruments, net of income tax provision of $1,316								1,974	1,974
Minimum pension liability, net of income tax benefit of $2,819								(4,228)	(4,228)

Total comprehensive loss									(6,691)

Warrants issued				$6,074					6,074
Net issuance/forfeitures of restricted shares	(315)		(2,589)			2,589
Amortization of deferred compensation expense						580			580

Balance, February 1, 2003 (as restated)*	33,913	8	$143,183	$6,074	$74,960	$(981)	$(59)	$(5,820)	$217,357

Net loss (as restated)*					(5,219)				(5,219)
Net unrealized gain on derivative financial instruments, net of income tax provision of $413								620	620
Minimum pension liability, net of income tax benefit of $541								(811)	(811)

Total comprehensive loss									(5,410)

Exercise of stock options	20		60						60
Net issuance/forfeitures of restricted shares	58		(166)			166			—
Amortization of deferred compensation expense						180			180

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$69,741	$(635)	$(59)	$(6,011)	$212,187

Net loss					(19,448)				(19,448)
Minimum pension liability, net of income tax benefit of $753								(1,057)	(1,057)

Total comprehensive loss									(20,505)

Exercise of stock options	136		504						504
Net forfeitures of restricted shares	(16)		(104)			104			—
Amortization of deferred compensation expense						528			528

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$50,293	$(3)	$(59)	$(7,068)	$192,714

*See Note 4
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
(in thousands)

	Year	Year	Year
	Ended	Ended	Ended
	1/29/05	1/31/04	2/1/03
	52 Weeks	52 Weeks	52 Weeks
		Restated*	Restated*
Cash flows from operating activities:
Net loss	$(19,448)	$(5,219)	$(4,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	2,080
Amortization of debt issuance costs and discount on debt	5,380	6,055	8,492
Amortization of deferred compensation	528	180	580
Depreciation and amortization	56,111	53,432	53,656
Deferred income taxes and other noncurrent liabilities	(8,264)	1,761	8,587
Loss on disposal of assets	120	1,282	3,021
Impairment charges	14,596	312	582
Change in working capital, assets and liabilities:
Receivables	1,150	2,493	(4,044)
Inventories	(52,713)	(30,513)	7,005
Prepaid expenses and other assets	(12,013)	11,546	(432)
Accounts payable	56,900	(13,931)	6,264
Proceeds from lease incentives	13,099	7,094	9,859
Accrued expenses	33,042	(22,885)	6,319

Net cash provided by operating activities	88,488	11,607	97,532

Cash flows from investing activities:
Capital expenditures	(83,855)	(68,701)	(41,784)
Proceeds from sale of assets	119	43	184
Tradename acquisitions	(4,066)	—	—
Other assets	—	(25)	—

Net cash used in investing activities	(87,802)	(68,683)	(41,600)

Cash flows from financing activities:
Principal payments of long-term obligations:
Related party note	—	—	(20,000)
Capital lease obligations and other debt	(720)	(817)	(583)
Proceeds from related party note	—	—	100,000
Net increase (decrease) in revolving credit facility	15,000	61,000	(147,000)
Proceeds from issuance of common shares	504	60	—
Debt issuance costs	(438)	—	(13,205)

Net cash provided by (used in) financing activities	14,346	60,243	(80,788)

Net increase (decrease) in cash and equivalents	15,032	3,167	(24,856)
Cash and equivalents, beginning of year	14,226	11,059	35,915

Cash and equivalents, end of year	$29,258	$14,226	$11,059

*See Note 4.
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

Retail Ventures, Inc. and its wholly-owned subsidiaries are herein referred to collectively as the Company. The Company operates three segments. Value City Department Stores (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”) segments operate full-line, off-price department stores. DSW Inc. (“DSW”) segment sells better-branded off-price shoes and accessories. As of January 29, 2005, there were a total of 116 Value City stores located principally in the Midwestern, Eastern and Southern states, 172 DSW stores located throughout the United States and 26 Filene’s Basement stores located primarily in major metropolitan areas. DSW also operates leased shoe departments pursuant to supply arrangements, for 202 locations for other non-related retailers in the United States.

In October 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, Inc., an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures, Inc.

In connection with the reorganization, holders of common shares of Value City became holders of an identical number of common shares of Retail Ventures, Inc. The reorganization was affected by a merger which was previously approved by the Company’s shareholders. Since October 2003, the Company’s common shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.

In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City, another wholly-owned subsidiary of Retail Ventures. In turn, Value City transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.

Principles of Consolidation

The consolidated financial statements include the accounts of Retail Ventures, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. To facilitate comparisons with the current year, certain reclassifications have been made to prior year financial statements and notes to conform to the current year presentation.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal year 2004, 2003 and 2002 each contain 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for insurance and calculating retirement benefits. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.

Cash and Equivalents

Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days to be cash equivalents.

Accounts Receivable, Net

Accounts receivable is classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and no significant change in interest rates. The allowance for doubtful accounts was $0.8 million for each of the fiscal years 2004 and 2003.

Inventories

Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $42.8 million and $34.2 million at the end of fiscal year 2004 and 2003, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, reductions in prices due to customers’ perception of value (known as markdowns), and estimates of losses between physical inventory counts, or shrinkage, which, combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

Pre-Opening Expenses

Pre-opening costs associated with the opening of new stores are expensed as incurred for stores opened during the fiscal year and those under construction and to be opened in future fiscal years. Pre-opening costs expensed were $14.4 million, $5.9 million and $4.5 million for fiscal 2004, 2003 and 2002, respectively. During these respective periods we opened 31 DSW and 5 Filene’s Basement stores in 2004, 16 DSW and one Filene’s Basement store in 2003 and 22 DSW and one Filene’s store in 2002.

Property and Equipment

Depreciation and amortization are recognized principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives (10 years) or initial lease term. The estimated useful lives by class of asset are:

Buildings	31 years
Furniture, fixtures and equipment	3 to 10 years

Asset Impairment and Long-Lived Assets

The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. The impairment loss is included in selling, general and administrative expense. Based on recent analysis, the Company expensed $2.9 million (including the impairment of a capital lease of $1.2 million related to a store closing), $0.3 million and $0.6 million in fiscal year 2004, 2003 and 2002, respectively, of identified stores assets where the recorded value could not be supported by cash flows. The impairment charges in fiscal 2004 of $2.0 million and $0.9 million were recorded on the Value City and DSW segments, respectively.

Goodwill

Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. The Company, as a result of adoption of Statement of Financial Accounting Standards (SFAS) No. 142, will no longer record goodwill amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The initial result of testing for goodwill for impairment in accordance with SFAS 142, as of February 3, 2002, was a non-cash charge of $3.4 million, $2.1 million net of taxes, which is reported in Consolidated Statement of Operations as of February 1, 2003 in the caption “Cumulative effect of accounting change.” Substantially all of the charge relates to goodwill associated with the Company’s purchase of Mazel’s interest in VCM and is included in the net loss for the year ended February 1, 2003.

During fiscal 2004, based on the results of the annual impairment tests in accordance with SFAS 142, the company recorded a non-cash impairment charge relating to the goodwill on Filene’s Basement of $11.7 million ($6.9 million, net of taxes). At January 29, 2005, the Company had $25.9 million of goodwill subject to annual testing.

Tradenames and Other Intangible Assets

Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $22.0 million and $17.8 million at January 29, 2005 and January 31, 2004, respectively. During fiscal 2004, the Company acquired the “Leslie Fay” tradename for approximately $4.1 million. The anticipated life of the amortizing asset has been initially assigned 15 years. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
As of January 29, 2005
Tradenames:
Gross amount	$5,211	$12,750	$9,900	$27,861
Accumulated amortization	(783)	(5,738)	(3,245)	(9,766)
Useful life (in years)	15	15	15

Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(5,115)	(73)	(7,061)	(12,249)
Average useful life (in years)	25	14	21

As of January 31, 2004
Tradenames:
Gross amount	$1,145	$12,750	$9,900	$23,795
Accumulated amortization	(433)	(4,887)	(2,585)	(7,905)
Useful life (in years)	15	15	15

Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(4,513)	(60)	(5,293)	(9,866)
Average useful life (in years)	25	14	21

Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

			Filene’s
Fiscal Year	Value City	DSW	Basement	Total
2004	952	864	2,428	4,244
2005	952	864	2,428	4,244
2006	952	861	2,428	4,241
2007	952	854	2,428	4,234
2008	948	854	2,428	4,230
2009	938	854	2,428	4,220

Vendor Allowances

Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitive contract terms. Amounts expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be received from vendors relating to the purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract. At January 29, 2005 and January 31, 2004, the Company had a vendor allowance balance of less than $100,000.

Revenue Recognition

Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full.

Customer Loyalty Program

The Company maintains a customer loyalty program for its DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” (RYS) is designed to promote customer awareness and loyalty, provide the Company with the ability to communicate with its customers and enhance the Company’s understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers . Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. The Company accrues the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charges such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require the Company to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 29, 2005 and January 31, 2004 was $4.5 million and $3.0 million, respectively.

During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program. The rewards program provided qualifying customers with a Filene’s Basement certificate in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. The Company plans to utilize this customer database for direct mail and e-mail marketing efforts during fiscal 2005.

Advertising Expense

The cost of advertising is expensed as incurred. During fiscal year 2004, 2003 and 2002, advertising expense was $112.5 million, $110.8 million and $94.1 million, respectively.

Derivative Financial Instruments

The Company utilizes interest rate swap agreements to establish long-term fixed rates associated with borrowings. The Company does not hold or issue derivative financial instruments for trading purposes. The Company does not have derivative financial instruments that are held or issued and accounted for as hedges of anticipated transactions. Amounts due to or from interest swap counter parties are recorded in interest expense in the period in which they accrue. At January 29, 2005 and January 31, 2004, the Company had no outstanding swap agreements.

Earnings Per Share

Basic earnings per share is based on a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options, stock appreciation rights and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003 all potentially dilutive instruments were anti-dilutive. The numerator for the calculation of basic and diluted earnings per share is net loss. The denominator is the weighted average shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company has various stock-based employee compensation plans that are described more fully in Note 9. The Company accounts for those plans in accordance with APB No. 25. “Accounting For Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as no options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, “Accounting For Stock-Based Compensation.”

	Year Ended
	1/29/05	1/31/04	2/1/03
Net loss, as reported	$(19,448)	$(5,219)	$(4,437)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,382)	(5,341)	(4,999)

Pro forma net loss	$(21,830)	$(10,560)	$(9,436)

Earnings per share:
Basic and diluted as reported	$(0.57)	$(0.15)	$(0.13)

Basic and diluted pro forma	$(0.64)	$(0.31)	$(0.28)

To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2004, 2003 and 2002, respectively: expected volatility of 72.5%, 71.1% and 83.4%; dividend yield of 0.0%; risk-free interest rates of 4.1%, 4.3% and 2.6%; and, expected lives of 5.4, 8.3 and 7.6 years. The weighted average fair value of options granted in the fiscal year 2004, 2003 and 2002 was $5.08, $1.49 and $2.54, respectively.

Consistent with SFAS No. 123, pro-forma net loss and loss per share have not been calculated for options granted prior to July 30, 1995. Pro forma disclosures may not be representative of the actual results to be expected in future years.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The difference between net loss for fiscal year 2003 and 2002 relates to the change in minimum pension liability and the net unrealized gain (loss) on derivative financial instruments for cash flow hedges. The Company presents other comprehensive loss in its consolidated statements of shareholders’ equity.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (“QSPE’s”) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged.

In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied to FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended May 1, 2004. Adoption of the required sections of FIN 46, as modified and interpreted, including the provisions of FIN 46R, did not have any effect on the Company’s consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. Initial adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The adoption of EITF Issue No. 02-16 in 2003 did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard is interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

2.	RELATED PARTY TRANSACTIONS

The Company purchases merchandise from and sells merchandise to affiliates of Schottenstein Stores Corporation (“SSC”), direct owner of approximately 57.0% of the Company’s common shares. The related party transactions are as follows (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Purchases of merchandise from affiliates	$4,676	$12,597	$13,238

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

The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2004. The Company expensed $0.3 million, $1.1 million and $11.9 million in fiscal years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2004, 2003 and 2002, respectively, for such program. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (IBNR) claims.

The Company also makes contributions to a private charitable foundation controlled by SSC. During fiscal year 2002 the Company expensed $1.7 million of contributions. During fiscal year 2004 and 2003 no contributions were recorded.

Cerberus Partners, L.P. as a beneficial owner of approximately 22.0% of the outstanding shares, is also a related party.

See Notes 3, 5 and 6 to the consolidated financial statements for additional related party disclosures.

3.	LEASES

The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. The Company subleases space in a number of its facilities to related and unrelated parties. The total amount of income recorded for these subleases were $1.9 million, $2.0 million and $1.8 million in fiscal 2004, 2003 and 2002, respectively.

The Company has several leasing agreements with SSC and affiliates. Under a Master Lease Agreement, as amended, the Company leases 5 store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 31 store locations, 5 warehouse facilities and a parcel of land for an annual minimum rent of $24.5 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.

SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its store locations. Three of these furniture store subleases (the “Furniture Subleases”) are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the Company’s lease. SSC paid to the Company pursuant to these subleases the following (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Minimum rentals:	$694	$1,132	$1,076

Contingent rentals:	641	263	341

Total	$1,335	$1,395	$1,417

The total cost of assets held under capital leases at January 29, 2005 and January 31, 2004 was $36.3 million and $37.4 million, respectively. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $10.3 million and $7.4 million at January 29, 2005 and January 31, 2004, respectively.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 29, 2005 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Operating Leases
Fiscal		Unrelated	Related	Capital
Year	Total	Party	Party	Leases

2005	$152,799	$132,045	$20,754	$3,438
2006	150,800	130,484	20,316	3,438
2007	144,184	124,711	19,473	3,515
2008	135,624	117,294	18,330	3,571
2009	125,227	107,617	17,610	3,585
Future Years	631,253	534,250	97,003	44,735

Total minimum lease payments	$1,339,887	$1,146,401	$193,486	$62,282

Less amount representing interest				(32,558)

Present value of minimum lease payments				29,724
Less current portion				(590)

Total long-term portion				$29,134

The composition of rental expense (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Minimum rentals:
Unrelated parties	$117,770	$103,925	$101,221
Related parties	24,549	21,837	19,539
Contingent rentals:
Unrelated parties	17,746	15,735	3,975
Related parties	111	156	208

Total	$160,176	$141,653	$124,943

Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2004 and 2003, the balance of deferred rent was $25.4 million and $20.3 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $37.4 million and $31.1 million in fiscal 2004 and 2003, respectively. These incentives are recorded as long term-liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

4.	RESTATEMENT OF FINANCIAL STATEMENTS

During February 2005, the Office of the Chief Accountant of the SEC issued a letter to the AICPA expressing its views regarding certain lease related accounting issues and their application under GAAP. Following the release of the SEC letter, many retail companies reviewed their previous interpretations of these lease accounting issues and announced that they would restate their results for previous periods.

After reviewing its accounting for leasing transactions, the Company concluded that it will correct certain errors in its accounting for two types of leasing transactions. First, the Company’s statements of cash flows reflected construction allowances as a reduction of capital expenditures (within “investing” cash flows) rather than as an operating lease activity (within “operating” cash flows). Second, the Company had excluded the build-out period of its stores from its straight line rent expense calculations.

The Company restated its consolidated balance sheet at January 31, 2004 and the consolidated statements of operations, shareholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003, and the effected notes herein.

The significant effects of the corrections of the errors to the financial statements is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2004
	As reported	Adjustments	As restated

Consolidated Balance Sheets:
Accumulated depreciation and amortization	$(314,206)	$(1,004)	$(315,210)
Property and equipment, net	251,818	(1,004)	250,814
Deferred income taxes and other assets	31,616	4,580	36,196
Total assets	863,945	3,576	867,521

Accrued taxes	42,066	4,580	46,646
Other noncurrent liabilities	55,841	3,576	59,417
Retained earnings	74,321	(4,580)	69,741
Total shareholders’ equity	216,767	(4,580)	212,187
Total liabilities and shareholders’ equity	863,945	3,576	867,521

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(974,171)	$(773)	$(974,944)
Operating profit	32,431	(773)	31,658
Loss before cumulative effect of accounting change and income taxes	(6,164)	(773)	(6,937)
Loss before cumulative effect of accounting change	(4,446)	(773)	(5,219)
Net Loss	(4,446)	(773)	(5,219)
Basic and diluted earnings per share	(0.13)	(0.02)	(0.15)

Consolidated Statements of Cash Flows:
Net Loss	$(4,446)	$(773)	$(5,219)
Depreciation and Amortization	52,979	453	53,432
Deferred income taxes and other noncurrent liabilities	3,875	(2,114)	1,761
Proceeds from lease incentives	5,433	1,661	7,094
Accrued expenses	(23,658)	773	(22,885)
Net cash provided by operating activities	6,174	5,433	11,607
Net cash used in investing activities	(63,250)	(5,433)	(68,683)

	Year Ended February 1, 2003
	As reported	Adjustments	As restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(906,017)	$(772)	$(906,789)
Operating profit	37,478	(772)	36,706
Loss before cumulative effect of accounting change and income taxes	(1,910)	(772)	(2,682)
Loss before cumulative effect of accounting change	(1,585)	(772)	(2,357)
Net Loss	(3,665)	(772)	(4,437)
Basic and diluted earnings per share	(0.11)	(0.02)	(0.13)

Consolidated Statements of Cash Flows:
Net Loss	$(3,665)	$(772)	$(4,437)
Depreciation and Amortization	53,406	250	53,656
Deferred income taxes and other noncurrent liabilities	11,450	(2,863)	8,587
Proceeds from lease incentives	7,246	2,613	9,859
Accrued expenses	5,547	772	6,319
Net cash provided by operating activities	90,286	7,246	97,532
Net cash used in investing activities	(34,354)	(7,246)	(41,600)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations consist of the following (in thousands):

	1/29/05	1/31/04

Credit facilities:
Revolving credit facility	$140,000	$125,000
Term loans – related parties	100,000	100,000
Discount on term loan – related parties	(759)	(2,784)
Senior subordinated convertible loan – related parties	75,000	75,000

	314,241	297,216
Capital lease obligations	29,724	30,265
Other	21	200

	343,986	327,681
Less current maturities	(611)	(741)

	$343,375	$326,940

Letters of Credit Outstanding	$29,589	$23,353

Availability under revolving credit facility	$145,001	$137,690

Accrued interest to related parties	$4,128	$628

At January 29, 2005, Value City Department Stores, Inc., together with certain other subsidiaries of the Company, had $525.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”): (i) a three-year $350.0 million revolving credit facility (the “Revolving Loan”), (ii) two $50.0 million term loan facilities provided equally by Cerberus Partners, L.P. and SSC (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible loan facility, initially entered into by the Company on March 15, 2000, which is held equally by Cerberus Partners, L.P. and SSC (the “Convertible Loan”). These Credit Facilities are guaranteed by the Company and substantially all of its subsidiaries.

The Company is not subject to any financial covenants; however, the Credit Facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements. These Credit Facilities are also subject to an Intercreditor Agreement which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).

$350 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows the Company and its subsidiaries availability based on the value of their inventories and accounts receivable. Primary security for the Revolving Loan is provided by a first priority lien on all of the inventory and accounts receivable of the Company, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Loan also has a second priority-perfected security interest in all of the first priority collateral securing the Term Loans. Interest on borrowings is calculated at the bank’s base rate plus 0.0% to 0.5% or at the Eurodollar offer rate plus 2.00% to 2.75%, depending upon the level of average excess availability the Company maintains. During fiscal 2004, the Company extended the maturity dates of the Revolving Loan by one year. As a result, the maturity date of the Revolving Loan, which originally matured on June 11, 2005, was extended to June 11, 2006, under substantially the same terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$100 Million Term Loans — Related Parties

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Senior Subordinated Convertible Loan. The Company and its principal subsidiaries are obligated on the facility. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans, which originally matured on June 11, 2005, was extended to June 11, 2006, under substantially the same terms and conditions. .

The Term Loans stated rate of interest per annum depends on whether the Company elects to pay interest in cash or a paid-in-kind (“PIK”) option. During the first two years of this facility, the Company could have elected to pay all interest in PIK. During the final two years of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% by PIK and the PIK option is limited to 50% of the interest due. For the years ended January 29, 2005 and January 31, 2004 the Company elected to pay interest in cash.

The Company issued 2,954,792 warrants (“Warrants”) to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders. The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

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

$75 Million Senior Subordinated Convertible Loan – Related Parties

The Company amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 (“the “Convertible Loan”). As amended, borrowings under the convertible loan will bear interest at 10% per annum. At the Company’s option, interest may be PIK from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the convertible loan is added to the outstanding principal balance, on a quarterly basis and is payable in cash upon the maturity of the debt. The convertible loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the Lenders on the Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment for five years from the closing date. The agent has the right to designate two observers to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into shares of Retail Ventures, Inc. common stock at a conversion price of $4.50. The maturity date is June 10, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt Items

The Company utilized an interest rate swap agreement to effectively establish long-term fixed rates on borrowings under the Credit Agreement, thus reducing the impact of interest rate changes on future income. These swap agreements, which were designated as cash flow hedges, involved the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. The Company’s swap agreement expired April 2003.

The weighted average interest rate on borrowings under the Company’s credit facilities during fiscal year 2004, 2003 and 2002 was 8.5%, 8.4% and 7.8%, respectively.

The book value of notes payable and long-term debt approximates fair value at January 29, 2005. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value, as this was the available financing in the marketplace during the fiscal year.

On June 11, 2002, the Company refinanced its previous financing arrangement and recorded $3.3 million loss on the extinguishment of debt resulting from the write-off of deferred financing costs. This write-off is included in interest expense, net.

At January 29, 2005, future annual long-term debt payments are as follows (in thousands):

Fiscal year	Amount

2005	$21
2006	240,000
2007	—
2008	—
2009	75,000
Later years	—

Total principal amount	315,021

Unamortized discount	(759)

Total	$314,262

6. PENSION BENEFIT PLANS

The Company has three qualified defined benefit pension plans (“plans”) assumed at the time of acquisition of three separate companies. The Company’s funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plans.

The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans as of January 29, 2005 and January 31, 2004 (in thousands):

	Year Ended
	1/29/05	1/31/04

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,393	$20,691
Service cost	43	35
Interest cost	1,401	1,292
Benefits paid	(1,120)	(952)
Actuarial loss	1,871	3,327

Projected benefit obligation at end of year	$26,588	$24,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	1/29/05	1/31/04

Change in plan assets:
Fair market value at beginning of year	$18,369	$15,269
Actual (loss) return on plan assets	1,272	2,931
Employer contributions	1,659	1,320
Benefits paid	(1,120)	(952)
Other	(278)	(199)

Fair market value at end of year	$19,902	$18,369

Reconciliation of funded status:
Funded status	$(6,686)	$(6,023)
Unrecognized actuarial loss	12,111	10,378
Unrecognized transition obligation	(222)	(260)

Accrued benefit cost	$5,203	$4,095

Amounts recognized in the consolidated balance sheet consisted of (in thousands):

	Year Ended
	1/29/05	1/31/04

Accrued benefit cost	$(6,626)	$(5,923)
Accumulated other comprehensive income	11,829	10,018

Net amount recognized	$5,203	$4,095

The plan’s accumulated benefit obligation was $26.5 million at January 29, 2005, and $24.3 million at January 31, 2004.

	Year Ended
	(in thousands)
	1/29/05	1/31/04

Projected benefit obligation	$26,588	$24,393
Accumulated benefit obligation	$26,528	$24,293
Fair value of plan assets	$19,902	$18,369

The components of net periodic benefit cost are comprised of the following (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Service cost	$43	$35	$29
Interest cost	1,401	1,292	1,280
Expected return on plan assets	(1,436)	(1,286)	(1,453)
Amortization of transition (asset) obligation	(37)	(75)	(75)
Amortization of prior-service cost	—	—	(8)
Amortization of net loss	580	596	198

Net periodic benefit cost	$551	$562	$(29)

The amount included within accumulated other comprehensive loss arising from a change in the additional minimum pension liability was $1.8 million at January 29, 2005, $1.4 million at January 31, 2004 and $3.7 million at February 2, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions used in each year of the actuarial computations were:

	Year Ended
	1/29/05	1/31/04

Discount rate	5.75%	6.0%
Rate of increase in compensation levels	4.0%	4.0%
Expected long-term rate of return	8.0%	8.0%

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets.

The weighted average allocation of plan assets by category is as follows:

	Year Ended
	1/29/05	1/31/04

Equity securities	49.1%	48.4%
Fixed securities	44.7	45.0
Commercial mortgage	5.5	5.8
Other	0.7	0.8

	100.0%	100.0%

The Company’s investment strategy is to meet the liabilities of the plans as they are due and to maximize the return on invested assets within appropriate risk tolerances.

The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. The Company anticipates contributing approximately $2.5 million in fiscal 2005 to meet minimum funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal year	Amount

2005	$1,111
2006	1,149
2007	1,144
2008	1,151
2009	1,168
2010-2014	6,799

7. OTHER BENEFIT PLANS

The Company maintains a 401(k) Plan (the “Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the Plan on a pre-tax basis, subject to IRS limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $4.7 million, $5.9 million and $5.8 million for fiscal years 2004, 2003 and 2002, respectively.

The Company recently became aware of an issue involving its 401(k) and profit sharing plan. From September 2001 until July 13, 2004, the Company failed to register the Company’s common shares transferred to participants in its 401(k) plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. In addition, prior to November 2004, the Company failed to deliver a prospectus that complied in all respects with SEC requirements. The Company intends to offer a 30-day right of rescission to those participants who received its common shares in violation of applicable securities laws during the one year period preceding the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the rescission offer, the statute of limitations period the Company believes may apply to claims for rescission under applicable laws, or possibly a longer or shorter period.

Under the rescission offer, the participants will be entitled to require the Company to repurchase shares at the price per share of the Company’s common shares when the shares were transferred to the participant’s account, plus interest at a rate to be determined. Based upon the Company’s preliminary investigation, it currently believes that up to approximately 700,000 common shares transferred to 401(k) plan participants since September 2001 may not have been properly registered in accordance with the Securities Act of 1933.

The Company has undertaken certain curative action under the applicable securities laws and is also investigating its obligations to undertake any other curative action which may be required under applicable laws. While the Company cannot predict the possible effect of federal or state regulatory action, the Company does not believe that these violations will have a material adverse effect on the Company’s financial position or results of operations.

The Company provides an Employee Stock Purchase Plan (“ESPP”). Eligibility requirements are similar to the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for all fiscal periods presented are not material to the consolidated financial statements.

While investigating the unregistered sale of shares in connection with the 401(k) Plan, we also discovered that approximately 640,000 of our common shares sold to our employees through our ESPP may not have complied with applicable federal or state law. Through the ESPP, eligible employees can purchase our common shares through payroll deductions and we match 15% of employee investments up to a maximum investment level. While all of our common shares were acquired on the open market and in compliance with the provisions of the ESPP, because the shares were not registered, participants may have a right to rescind their purchases. The Company has not yet determined whether or not it will make a rescission offer to participants in the ESPP and accordingly may be liable for the purchase price of their shares acquired through the ESPP which were not issued in compliance with the Securities Act or applicable state securities laws.

Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer pension plans, the costs of which are not material to the consolidated financial statements.

8. SHAREHOLDERS’ EQUITY

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

The Company issued 2,954,792 warrants (“Warrants”) to purchase shares of common stock, at an initial exercise price of $4.50 per share, to the Term Loan C Lenders and has outstanding at January 29, 2005 a $75.0 million Senior Subordinated Convertible Loan which is convertible at the option of the holders into shares of Retail Ventures, Inc. common stock at a conversion price of $4.50. See Note 5 to the consolidated financial statements for additional long-term obligations and notes payable disclosure.

As of January 29, 2005 and January 31, 2004, the Company had outstanding approximately 198,000 and 251,000 restricted shares, respectively, which are less than 1% of the common shares outstanding and the diluted shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	STOCK OPTION PLANS

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

An option to purchase 2,500 common shares is automatically granted to each non-employee director on the first New York Stock Exchange trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option-holders’ service as directors of the Company.

The Company has a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

On February 2, 2002, the Company issued 2,720,000 performance-based stock options. The vesting period of the performance-based stock options was either eight years or earlier if certain performance criteria were met. In connection with executive employment agreements, however, all of these outstanding stock options became fully exercisable, and all restrictions imposed on any outstanding shares of performance-based stock lapsed, on the effective date of termination of the executives’ employment.

During fiscal 2004 and fiscal 2003 the Company contingently awarded 1,653,000 options and 990,000 options, respectively, subject to an Option Price Protection Provision (OPPP). These contingent options were awarded at the greater of market value or $4.50 and are subject to a vesting schedule or a performance vesting formula, as applicable. The OPPP provides that until the Company receives certain approvals from lenders the issue of these options is contingent. Further, if any of these contingent options would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the contingent options that would have vested. Pursuant to an OPPP exercise the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the stock closing price on the New York Stock Exchange on the date of the exercise and the strike price per share. The OPPP does not apply once contingent options are actually granted. Compensation expense for these contingent options was $0.4 million in fiscal 2004 and $0.3 million in fiscal 2003.

The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) (shares in thousands):

	Year Ended
	1/29/05		1/31/04		2/1/03
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	9,266	$4.94	8,921	$5.36	3,693	$8.07
Granted	90	6.95	833	2.44	6,664	4.30
Exercised	(143)	—	(20)	3.04	—	—
Canceled	(1,499)	5.25	(468)	8.47	(1,436)	7.38

Outstanding end of year	7,714	4.85	9,266	4.94	8,921	5.36

Options exercisable end of year	6,055	$5.12	2,845	$6.50	1,651	$8.98

Shares available for additional grants	5,498		7,436		7,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of January 29, 2005 (shares in thousands):

	Options Outstanding
		Weighted
		Average
		Remaining		Options Exercisable
Range of Exercise Prices	Shares	Contract Life	WAEP	Shares	WAEP
$ 1.68 — $ 4.49	1,104,000	8 yrs	$2.26	405,200	$2.37
$ 4.50 — $10.00	6,348,850	7 yrs	$4.93	5,392,470	$4.91
$ 10.01 — $21.44	261,500	5 yrs	$13.78	257,300	$13.80

10.	COMMITMENTS AND CONTINGENCIES

In March 2005, the Company announced the theft of credit card and other purchase information relating to all customers who made purchases at 103 DSW stores between mid-November 2004 and mid-February 2005. The Company now believes that the theft occurred at 108 DSW stores The Company has contacted federal law enforcement authorities, who are involved in the investigation. The Company is taking steps to address the situation, including a review of the technology systems in conjunction with a leading computer security firm, and also working with others to mitigate the situation. The Company cannot yet reasonably estimate what the potential liability will be in connection with these events.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations.

11.	INCOME TAXES

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Current:
Federal	$9,967	$198	$3,523
State and local	3,923	—	503

	13,890	198	4,026

Deferred:
Federal	(29,245)	(1,463)	(2,697)
State and local	2,927	(453)	(385)

	(26,318)	(1,916)	(3,082)

Income tax (benefit) expense	$(12,428)	$(1,718)	$944

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Income tax (benefit) expense at federal statutory rate	$(12,760)	$(667)	$500
Jobs credit	(800)	(1,524)	(926)
State and local taxes, net	(1,251)	208	641
Non-deductible interest	592	662	370
Valuation allowance	3,214	1,467	—
Write off of net operating loss	3,072	—	—
Other	(4,495)	(1,864)	359

	$(12,428)	$(1,718)	$944

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax asset as of January 29, 2005 and January 31, 2004 are (in thousands):

	Year Ended
	1/29/05	1/31/04

Deferred tax assets:
Basis differences in inventory	$12,867	$14,884
Basis differences in property and equipment	17,173	14,589
Deferred compensation	—	1,009
Amortization of lease acquisition costs	—	1,308
Acquired assets	—	2,036
Net operating loss	23,774	12,322
Federal tax credit	6,103	2,963
Contribution carry forward	330	1,467
Valuation allowance	(4,150)	(1,467)
Tenant allowance	1,315	1,478
Capital leases	2,489	1,362
Other comprehensive loss	4,760	4,008
Workers Compensation	8,353	—
Deferred revenue	5,007	—
Accrued expenses	11,137	17,198
Accrued rent	10,065	3,576
Other	233	2,148

	99,456	78,881

Deferred tax liabilities:
Prepaid expenses	(5,823)	—
Gain/loss	—	(2,708)
State and local taxes	—	(4,941)

	(5,823)	(7,649)

Total net	$93,633	$71,232

The net deferred tax asset is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	Year Ended
	1/29/05	1/31/04

Current deferred tax asset	$64,359	$44,933
Non-current deferred tax asset	29,274	26,299

Net deferred tax asset	$93,633	$71,232

The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the state jurisdiction. Therefore, an allowance of $4.2 million was needed at the end of fiscal 2004. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The state and city net operating loss carry forward is approximately $351 million and is available to reduce state and city taxable income from 2006 to 2024. The federal general business tax credit carry forward is approximately $1.6 million of which $0.2 million will expire in 2022; $0.1 million will expire in 2023 and $1.3 million will expire in 2024. Also, the federal AMT credit carry forward amount is $4.5 million.

12.	SEGMENT REPORTING

The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended January 29, 2005 (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
Net sales	$1,430,721	$937,184	$371,726	$2,739,631
Operating (loss) profit	(25,763)	55,188	(22,740)	6,685
Identifiable assets	467,145	357,885	158,325	983,355
Capital expenditures	27,679	29,536	26,640	83,855
Depreciation and Amortization	29,928	18,527	7,656	56,111

Year ended January 31, 2004 (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
Net sales	$1,504,674	$772,631	$316,901	$2,594,206
Operating profit (loss) (as restated)	8,339	26,170	(2,851)	31,658
Identifiable assets (as restated)	498,125	227,790	141,606	867,521
Capital expenditures	38,582	21,017	9,102	68,701
Depreciation and Amortization (as restated)	32,087	14,825	6,520	53,432

Year ended February 1, 2003 (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
Net sales	$1,518,595	$628,964	$303,160	$2,450,719
Operating profit (loss) (as restated)	24,341	14,639	(2,274)	36,706
Capital expenditures	26,136	12,260	3,388	41,784
Depreciation and Amortization (as restated)	41,761	5,424	6,471	53,656

The following sets forth sales by each major merchandise category (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Apparel and ready to wear	$1,083,195	$1,112,789	$1,144,024
Hard goods and home furnishings	512,169	493,511	466,759
Shoes and other footwear	1,144,267	987,906	839,936

Total	$2,739,631	$2,594,206	$2,450,719

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Year Ended January 29, 2005

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/01/04	07/31/04	10/30/04	01/29/05
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
	Restated*	Restated*	Restated*
Net sales	$646,300	$631,654	$699,738	$761,939
Cost of sales	(386,867)	(372,088)	(419,776)	(484,484)

Gross profit	259,433	259,566	279,962	277,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/01/04	07/31/04	10/30/04	01/29/05
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
	Restated*	Restated*	Restated*
Selling, general and administrative expenses	(254,606)	(249,664)	(273,962)	(298,213)
License fees and other income	1,557	1,566	1,950	1,641

Operating profit (loss)	6,384	11,468	7,950	(19,117)
Interest expense, net
Non-related	(2,780)	(3,078)	(3,123)	(3,839)
Related parties	(6,615)	(6,836)	(6,815)	(5,475)

(Loss) income before income taxes	(3,011)	1,554	(1,988)	(28,431)
Benefit (provision) for income taxes	1,062	(797)	646	11,517

Net (loss) income	$(1,949)	$757	$(1,342)	$(16,914)

Basic (loss) earnings per share (1)	$(0.06)	$0.02	$(0.04)	$(0.50)

Diluted (loss) earnings per share (1)	$(0.06)	$0.02	$(0.04)	$(0.50)

Year Ended January 31, 2004

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/03/03	08/02/03	11/01/03	01/31/04
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
	Restated*	Restated*	Restated*	Restated*
Net sales	$588,532	$604,594	$680,639	$720,441
Cost of sales	(371,812)	(368,228)	(419,251)	(433,923)

Gross profit	216,720	236,366	261,388	286,518

Selling, general and administrative expenses	(230,227)	(235,078)	(249,790)	(259,849)
License fees and other income	1,501	1,291	1,454	1,364

Operating (loss) profit	(12,006)	2,579	13,052	28,033
Interest expense, net
Non-related	(4,207)	(2,102)	(2,959)	(2,757)
Related parties	(6,383)	(6,957)	(6,615)	(6,615)

(Loss) income before income taxes	(22,596)	(6,480)	3,478	18,661
Benefit (provision) for income taxes	9,230	2,639	(2,770)	(7,381)

Net (loss) income	$(13,366)	$(3,841)	$708	$11,280

Basic (loss) earnings per share (1)	$(0.40)	$(0.11)	$0.02	$0.33

Diluted (loss) earnings per share (1)	$(0.40)	$(0.11)	$0.02	$0.24

Year Ended January 29, 2005 – As previously reported

	1st Qtr.	2nd Qtr.	3rd Qtr.
	05/01/04	07/31/04	10/30/04
	13 Weeks	13 Weeks	13 Weeks

Net sales	$646,300	$631,654	$699,738
Cost of sales	(386,867)	(372,088)	(419,776)

Gross profit	259,433	259,566	279,962

Selling, general and administrative expenses	(254,204)	(249,261)	(273,560)
License fees and other income	1,557	1,566	1,950

Operating profit	6,786	11,871	8,352
Interest expense, net
Non-related	(2,780)	(3,078)	(3,123)
Related parties	(6,615)	(6,836)	(6,815)

(Loss) income before income taxes	(2,609)	1,957	(1,586)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	1st Qtr.	2nd Qtr.	3rd Qtr.
	05/01/04	07/31/04	10/30/04
	13 Weeks	13 Weeks	13 Weeks

Benefit (provision) for income taxes	1,062	(797)	646

Net (loss) income	$(1,547)	$1,160	$(940)

Basic (loss) earnings per share (1)	$(0.05)	$0.03	$(0.03)

Diluted (loss) earnings per share (1)	$(0.05)	$0.03	$(0.03)

Year Ended January 31, 2004 – As previously reported

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/03/03	08/02/03	11/01/03	01/31/04
	13 Weeks	13 Weeks	13 Weeks	13 Weeks

Net sales	$588,532	$604,594	$680,639	$720,441
Cost of sales	(371,812)	(368,228)	(419,251)	(433,923)

Gross profit	216,720	236,366	261,388	286,518

Selling, general and administrative expenses	(230,034)	(234,885)	(249,597)	(259,655)
License fees and other income	1,501	1,291	1,454	1,364

Operating (loss) profit	(11,813)	2,772	13,245	28,227
Interest expense, net
Non-related	(4,207)	(2,102)	(2,959)	(2,757)
Related parties	(6,383)	(6,957)	(6,615)	(6,615)

(Loss) income before income taxes	(22,403)	(6,287)	3,671	18,855
Benefit (provision) for income taxes	9,230	2,639	(2,770)	(7,381)

Net (loss) income	$(13,173)	$(3,648)	$901	$11,474

Basic (loss) earnings per share (1)	$(0.39)	$(0.11)	$0.03	$0.34

Diluted (loss) earnings per share (1)	$(0.39)	$(0.11)	$0.03	$0.25

*	See Note 4
(1)	(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

A supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended
	1/29/05	1/31/04	2/1/03

Cash paid during the year for:
Interest	$28,864	$34,070	$30,319
Income taxes	$12,540	$2,298	$7,324
Issuance of warrants	—	—	$6,074

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

15.	SUBSEQUENT EVENTS:

In March 2005, the Company increased the ceiling under its revolving credit facility to $425 million. The increase of $75 million to the revolving credit facility was accomplished by amendment under substantially the same terms to the existing revolving credit agreement which expires in June 2006.

In March 2005, the Company announced that DSW had filed a registration statement with the SEC and plans to pursue an initial public offering (“IPO”). The Company expects that DSW will complete the IPO in 2005, subject to market conditions. After the IPO, the Company expects to own a majority of the outstanding common shares of DSW.

In March 2005, the Company closed two underperforming Value City stores. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations.

RETAIL VENTURES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Column B	Column C			Column E
	Balance at	Charges to	Charges to		Balance at
Column A	Beginning	Costs and	Other	Column D	End
Description	of Period	Expenses	Accounts	Deductions (1)	of Period

Allowance deducted from asset to which it applies:

Allowance for doubtful accounts:
Year Ended:
02/ 01/03	1,793	10	—	907	896
01/31/04	896	33	—	103	826
01/29/05	826	—	—	60	766
Inventory Reserve:
Year Ended:
02/ 01/03	33,540	8,594	—	9,659	32,475
01/31/04	32,475	6,569	—	4,859	34,185
01/29/05	34,185	14,142	—	5,545	42,782
Allowance for Sales Returns:
Year Ended:
02/ 01/03	2,348	528	—	614	2,262
01/31/04	2,262	963	—	15	3,210
01/29/05	3,210	1,861	—	1,495	3,576

Store Closing Reserve:
Year ended:
02/ 01/03	615	1,099	—	1,190	524
01/31/04	524	598	—	—	1,122
01/29/05	1,122	1,926	—	1,736	1,312

(1)	The deductions in Column D are amounts written off against the respective reserve.

S-1

INDEX TO EXHIBITS

Exhibits marked with an asterisk(*) are filed herewith

Exhibit
No.	Description
2.1
Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

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

10.2
License Agreement, dated June 5, 1991, between the Company and SSC re: Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3#
Form of Indemnification Agreement, dated 1991, between the Company and its directors and executive officers. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.4#
Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.5#	Retail Ventures, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 33-46221) filed October 16, 2003.

10.6#
Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.7#
Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

Exhibit
No.	Description
10.8
Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.9
Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.10
Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.11
Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.12	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re: separate assignments of leases for 31 stores. Incorporated by reference

Exhibit
No.	Description
to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13
Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.14#
Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.15
Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.16	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re:
3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.16.1
Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.17
Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.18
Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

Exhibit
No.	Description

10.19
Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.20
Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re: Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.21
Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re: Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.22
Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.23
Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.24
Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.25
Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.26
Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

Exhibit
No.	Description

10.27
Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.28
Industrial Space Lease—Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.29	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re:
Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.30	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re:
Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.31
Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.32#
Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.33#	Employment Agreement dated February 3, 2002 between John C. Rossler and the Company. Incorporated by reference to Exhibit 10 to Form 10-Q (file no. 1-10767) filed September 12, 2002.

10.34#	Employment Agreement, dated February 3, 2002, between Edwin J. Kozlowski and the Company. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed May 1, 2003.

10.35#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.36
Loan and Security Agreement, dated as of June 11, 2002, by and among National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Commercial Finance, Inc. and Fleet Retail Finance Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders, National City Bank, as L/C Issuer, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.36.1
First Amendment to Loan and Security Agreement, dated as of October 7, 2003, by and among National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Commercial Finance, Inc. and Fleet Retail Finance Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders, National City Bank, as L/C Issuer, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10(a) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.36.2	Second Amendment to Loan and Security Agreement, dated as of July 29, 2004, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of

Exhibit
No.	Description

the Revolving Credit Lenders, National City Business Credit, Inc. and Fleet Retail Group, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, National City Bank, as L/C Issuer, the Revolving Credit Lenders, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.36.3
Joinder and Third Amendment to Loan and Security Agreement, dated as of December 29, 2004, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc. and Fleet Retail Group, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, National City Bank, as L/C Issuer, the Revolving Credit Lenders, and Value City Department Stores LLC, as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.37
Financing Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM Ltd., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.37.1
First Amendment to the Financing Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(b) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.37.2
Second Amendment to Financing Agreement, dated as of July 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.37.3
Third Amendment to Financing Agreement, dated as of December 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.38
Amended and Restated Senior Convertible Loan Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM, Ltd., Filene’s Basement, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Value City Limited Partnership, Value City of Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Guarantors, the Lenders named therein, and Schottenstein Stores Corporation, as Agent for itself and the other Lenders. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.38.1
Amendment No. 1 to Amended and Restated Senior Convertible Loan Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM, Ltd., Filene’s Basement, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Value City Limited Partnership, Value City of Michigan, Inc.,

Exhibit
No.	Description

Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, the Lenders named therein, and Schottenstein Stores Corporation, as Agent and as a Lender. Incorporated by reference to Exhibit 10.3.1 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.38.2
Amendment No. 2 to Amended and Restated Senior Convertible Loan Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, Value City of Michigan, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(c) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.38.3
Amendment No. 3 to Amended and Restated Senior Convertible Loan Agreement, dated as of December 29, 2004, by and among Value City Department Stores LLC, as Borrower, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.39
Amended and Restated Registration Rights Agreement, dated as of June 11, 2002 by and among Value City Department Stores, Inc. and Cerberus Partners, L.P. and SSC, as Initial Holders. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.40	Form of Common Stock Purchase Warrants issued by the Company to Cerberus Partners, L.P. and SSC. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.41*#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan.

10.42#
Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43*#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller.

10.44*
Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store.

10.45*
Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store.

10.46*
Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4020 East Fifth Avenue, Columbus, OH warehouse.

Exhibit
No.	Description
10.47*
Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse.

10.48*	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store.

10.49*	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store.

10.50*	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store.

10.51*
Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW Store.

10.52*	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store.

10.53*
Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease Agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as subleassee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store.

10.54*	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store.

10.55*	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store.

10.56*
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store.

10.57*
Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, Dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV).

10.58*	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re:
Kalamazoo, MI DSW store.

10.59*	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store.

10.60*	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store.

10.61*	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc., re: Barboursville, WV store.

Exhibit
No.	Description

10.62*#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan.

10.63*#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan.

10.64*#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees.

10.65*#
Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.

32.1*	Section 1350 Certification – Principal Executive Officer.

32.2*	Section 1350 Certification – Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.