Form 10-K/A
period 2005-01-29
RETAIL VENTURES INC
filed 2005-04-18
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Retail Ventures, Inc. Form 10-K/A

Statement of Purpose

     This amendment is being filed for the purpose of filing certain conformed signatures which were inadvertently omitted from the Company’s original filing on April 14, 2005, on the signature page, the Report of Independent Registered Public Accounting Firm, and the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.

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

RETAIL VENTURES, INC.
April 18, 2005	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Jay L. Schottenstein	Chairman of the Board of Directors	April 18, 2005
* Heywood Wilansky	President and Chief Executive Officer (Principal Executive Officer)	April 18, 2005
* James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 18, 2005
* Henry L. Aaron	Director	April 18, 2005
* Ari Deshe	Director	April 18, 2005
* Jon P. Diamond	Director	April 18, 2005
* Elizabeth M. Eveillard	Director	April 18, 2005
* Harvey L. Sonnenberg	Director	April 18, 2005
* James L. Weisman	Director	April 18, 2005

*By:	/s/ James A. McGrady
James A. McGrady, Attorney-in-fact

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

10.40	Form of Common Stock Purchase Warrants issued by the Company to Cerberus Partners, L.P. and SSC. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.41#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#
Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#
Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44
Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45
Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.46
Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4020 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.47
Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.48
Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49
Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50
Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51
Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW Store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52
Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53
Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease Agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as subleassee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54
Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.55
Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.56
Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57
Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, Dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re:
Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.59
Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.60
Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61
Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc., re: Barboursville, WV store. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.62#
Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#
Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.65
Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to Form 10-K (file no. 1-10767) filed April 14, 2005.

23*	Consent of Independent Registered Public Accounting Firm.

23.1*	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. Incorporated by reference to Exhibit 24 to Form 10-K (file no. 1-10767) filed April 14, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer.

32.1*	Section 1350 Certification – Principal Executive Officer.

32.2*	Section 1350 Certification – Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.