Form 10-K/A
period 2005-01-29
RETAIL VENTURES INC
filed 2005-05-12
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Retail Ventures, Inc. Form 10-K/A

Explanatory Note

     This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 29, 2005, which was originally filed with the Securities and Exchange Commission on April 14, 2005, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on April 18, 2005 (as amended, the “Original Report”). This Amendment is to amend and restate Item 9A to include (i) Management’s Report on Internal Control Over Financial Reporting, (ii) the Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting and (iii) all other information required by Item 9A of Form 10-K. This Amendment also contains the required consent of the Company’s independent registered public accounting firm and certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for as described above and except for those additional exhibits marked as “filed herewith” on the Index to Exhibits, no other information in the Form 10-K has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

Item No.	Page
PART I

1. Business	3
2. Properties	15
3. Legal Proceedings	16
4. Submission of Matters to a Vote of Security Holders	16

PART II

5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	17
6. Selected Financial Data	19
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A. Quantitative and Qualitative Disclosures about Market Risk	33
8. Financial Statements and Supplementary Data	34
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
9A. Controls and Procedures	34
9B. Other Information	36

PART III

10. Directors and Executive Officers of the Registrant	37
11. Executive Compensation	38
12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters	38
13. Certain Relationships and Related Transactions	38
14. Principal Accountant Fees and Services	38

PART IV

15. Exhibits, Financial Statement Schedules	39

Signatures	40

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Shareholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

SCHEDULES

II—Valuation and Qualifying Accounts	S-1
Index to Exhibits	E-1
EX-10.29.1
EX-10.30.1
EX-10.31.1
EX-10.48.1
EX-10.50.1
EX-10.51.1
EX-10.52.1
EX-10.53.1
EX-10.54.1
EX-10.55.1
EX-10.58.1
EX-10.59.1
EX-10.67
EX-10.68
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

ITEM 1. BUSINESS.

History of Our Business

     We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”). SSC owns approximately 57% of our common shares. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this Annual Report beginning on page 38.

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

     Value City comparable store sales percentages were impacted negatively by decreased customer traffic in the year and were partially offset by increased average unit retail. Value City’s non-apparel comparable sales decreased 2.8% and apparel comparable sales declined 6.4% for the fiscal year. The men’s, ladies’ and children’s apparel divisions had comparable sales declines of 6.2%, 7.7% and 4.0%, respectively. All 116 Value City stores are in our comparative store base.

     DSW comparable store sales improved 4.8% as overall sales increased $164.6 million to $937.2 million for the year. The DSW increase includes a net increase of 30 stores and 50 net leased shoe operations. The DSW operations in the segment merchandise categories of athletics, women’s and accessories had increases of 11.6%, 4.3% and 9.6%, respectively. The merchandise category of men’s had a decrease of 0.3%. The increase in athletics was driven by the fashion athletic category, the increase in women’s was driven by the moderate and better categories and the increase in accessories occurred in the handbag and gift item categories.

     Filene’s Basement sales increased $54.8 million to $371.7 million for the fiscal year. Filene’s Basement had a net increase of five stores during fiscal 2004 and had a comparable store sale increase of 5.0%. Merchandise categories of men’s, ladies’ and children’s had comparable store sale increases of 4.2%, 5.5% and 24.4%, respectively. The shoe, jewelry and home categories had increases of 9.0%, 2.9% and 2.3%, respectively. Due to the increase in up-front purchasing and packaways Filene’s Basement remained in-stock starting in and during both the spring and fall season in fiscal 2004. In addition, Filene’s Basement allocated more space to the children’s areas in the stores to support the increased sales in this category.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

     As part of these disclosure controls and procedures, the Company reviewed the appropriateness of its accounting policies. In light of views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005, the Company reviewed its accounting practices for operating leases. As part of this review, the Company initiated a reassessment of its policy related to the accounting for operating leases with scheduled rent increases. The Company determined that its policy should be corrected to recognize minimum rent payments on a straight-line basis beginning with the time the Company takes possession of the premises, instead of the previous policy of using the earlier of the commencement date of the lease or the store opening date.

     Also as part of this review, the Company determined that it should correct the classification of tenant allowances to be shown as operating activities rather than as investing activities in the Consolidated Statement of Cash Flows. The previously reported financial statements included in this Annual Report on Form 10-K/A have been restated to reflect these corrections.

     In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management carefully considered the facts and circumstances surrounding the restatement of the Company’s previously issued financial statements. Management concluded that the restatement was limited to the lease issues discussed above and was not indicative of a broader issue concerning the application of generally accepted accounting principles. Management further concluded that the actual and potential misstatement related to these issues was not material and, accordingly, did not rise to the level of a material weakness.

Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

     Internal control systems, no matter how well designed and operated, have inherent limitations, including the possibility of the circumvention or overriding of controls. Due to these inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. As a result, projections of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control system as of January 29, 2005. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company maintained effective internal control over financial reporting, in all material respects, as of January 29, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Retail Ventures, Inc.
Columbus, Ohio

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Retail Ventures, Inc. and its wholly-owned subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 29, 2005, and the related consolidated statements of operations, stockholders’ equity, cash flows and financial statement schedule for the year ended January 29, 2005 of the Company and our report dated April 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Columbus, Ohio
May 6, 2005

Changes in Internal Control over Financial Reporting

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

RETAIL VENTURES, INC.
May 12, 2005	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Jay L. Schottenstein	Chairman of the Board of Directors	May 12, 2005
* Heywood Wilansky	President and Chief Executive Officer (Principal Executive Officer)	May 12, 2005
* James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 12, 2005
* Henry L. Aaron	Director	May 12, 2005
* Ari Deshe	Director	May 12, 2005
* Jon P. Diamond	Director	May 12, 2005
* Elizabeth M. Eveillard	Director	May 12, 2005
* Harvey L. Sonnenberg	Director	May 12, 2005
* James L. Weisman	Director	May 12, 2005

*By:	/s/ James A. McGrady
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

Exhibit
No.	Description
10.14 #
Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.15
Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no. 1-10767) filed October 22, 1992.

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

Exhibit
No.	Description
10.29
Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW Store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.29.1*	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store.

10.30
Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.30.1*	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store.

10.31
Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.31.1*	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store.

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

Exhibit
No.	Description
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

10.48	.1*	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store.

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

10.50	.1*	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store.

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

10.51	.1*	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store.

10.52
Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52	.1*	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store.

10.53
Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease Agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc., as sublessee (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53	.1*	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store.

10.54
Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.		Description
10.54	.1*	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store.

10.55
Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.55	.1*	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store.

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

10.58	.1*	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store.

10.59
Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.59	.1*	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store.

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

10.66#
Form of Idemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.67*
Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store.

Exhibit
No.	Description
10.68*
Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store.

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