Form 10-Q
period 2005-04-30
RETAIL VENTURES INC
filed 2005-06-09
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number      1-10767

RETAIL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	20-0090238 (I.R.S. Employer Identification No.)

3241 Westerville Road, Columbus, Ohio (Address of principal executive offices)	43224 (Zip Code)

(614) 471-4722

Registrant’s telephone number, including area code

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

The number of outstanding Common Shares, without par value, as of May 27, 2005 was 38,985,196.

RETAIL VENTURES, INC.

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 30,	January 29,
	2005	2005

ASSETS
Cash and equivalents	$14,054	$29,258
Accounts receivable, net	15,698	7,455
Receivables from related parties	694	501
Inventories	541,610	473,051
Prepaid expenses and other assets	20,644	21,112
Deferred income taxes	65,039	64,359

Total current assets	657,739	595,736

Property and equipment, net	277,732	280,454

Goodwill	25,899	25,899
Tradenames and other intangibles, net	42,399	43,460
Deferred income taxes and other assets	39,341	37,806

Total assets	$1,043,110	$983,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$250,227	$202,578
Accounts payable to related parties	4,817	5,428
Accrued expenses	151,680	150,939
Current maturities of long-term obligations	604	611

Total current liabilities	407,328	359,556

Long-term obligations, net of current maturities
Non-related parties	168,977	169,134
Related parties	174,747	174,241
Other noncurrent liabilities	90,404	87,710
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 38,723,967 and 34,110,707 shares, respectively	163,876	143,477
Warrants	6,074	6,074
Retained earnings	38,834	50,293
Deferred compensation expense, net	(3)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	201,654	192,714

Total liabilities and shareholders’ equity	$1,043,110	$983,355

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	April 30,	May 1,
	2005	2004
		Restated*
Net sales	$680,045	$646,300
Cost of sales	(411,653)	(386,867)

Gross profit	268,392	259,433

Selling, general and administrative expenses	(279,342)	(254,606)
License fees and other income	1,518	1,557

Operating (loss) profit	(9,432)	6,384

Interest expense, net
Non-related parties	(3,077)	(2,780)
Related parties	(6,558)	(6,615)

Loss before income taxes	(19,067)	(3,011)

Benefit for income taxes	7,608	1,062

Net loss	$(11,459)	$(1,949)

Basic and diluted loss per share:
Basic	$(0.32)	$(0.06)
Diluted	$(0.32)	$(0.06)

Shares used in per share calculations:
Basic	36,164	33,860
Diluted	36,164	33,860

*	See Note 15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$69,741	$(635)	$(59)	$(6,011)	$212,187

Net loss (as restated)*					(1,949)				(1,949)
Exercise of stock options	24		73						73
Amortization of deferred compensation expense						95			95

Balance, May 1, 2004 (as restated)*	34,015	8	$143,150	$6,074	$67,792	$(540)	$(59)	$(6,011)	$210,406

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$50,293	$(3)	$(59)	$(7,068)	$192,714

Net loss					(11,459)				(11,459)
Exercise of stock options	4,613		20,399						20,399

Balance, April 30, 2005	38,724	8	$163,876	$6,074	$38,834	$(3)	$(59)	$(7,068)	$201,654

*	See Note 15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 30,	May 1,
	2005	2004
		Restated*
Cash flows from operating activities:
Net loss	$(11,459)	$(1,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	1,141	1,561
Amortization of deferred compensation	—	95
Depreciation and amortization	14,413	12,382
Deferred income taxes and other noncurrent liabilities	1,046	(3,877)
(Gain) loss on disposal of assets	(42)	51
Impairment charges	—	676
Change in working capital, assets and liabilities:
Receivables	(8,436)	(1,986)
Inventories	(68,559)	(48,632)
Prepaid expenses and other assets	(2,312)	(9,240)
Accounts payable	47,038	50,604
Proceeds from lease incentives	1,828	4,233
Accrued expenses	800	(1,292)

Net cash (used in) provided by operating activities	(24,542)	2,626

Cash flows from investing activities:
Capital expenditures	(10,711)	(14,018)
Proceeds from sale of assets	64	17
Tradename acquisition	—	(4,034)

Net cash used in investing activities	(10,647)	(18,035)

Cash flows from financing activities:
Principal payments of capital lease obligations and other debt	(164)	(211)
Net increase in revolving credit facility	—	15,000
Debt issuance costs	(250)	—
Proceeds from exercise of stock options	20,399	73

Net cash provided by financing activities	19,985	14,862

Net decrease in cash and equivalents	(15,204)	(547)
Cash and equivalents, beginning of period	29,258	14,226

Cash and equivalents, end of period	$14,054	$13,679

*	See Note 15

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures”) and its wholly owned subsidiaries are herein referred to collectively as the “Company”. The Company operates three segments in the United States of America (“United States”). Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”) segments operate full-line, off-price department stores. The DSW Inc. (“DSW”) segment sells better-branded shoes and accessories. As of April 30, 2005, there are a total of 114 Value City stores located principally in the Midwestern, Eastern and Southern United States, 177 DSW stores located throughout the United States and 27 Filene’s Basement stores located primarily in major metropolitan areas of the United States. DSW also supplies, under supply arrangements, to 206 locations for other non-related retailers in the United States.

On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures. In connection with the reorganization, holders of common shares of Value City Department Stores, Inc. became holders of an identical number of common shares of Retail Ventures. The reorganization was affected by a merger which was previously approved by the Company’s shareholders. Since October 2003, the Company’s common shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.

In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores, LLC a newly created, wholly-owned subsidiary of Retail Ventures. In connection with this reorganization, Value City transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.

The Company announced on March 14, 2005 that DSW had filed a registration statement with the Securities and Exchange Commission (the “SEC”) and will pursue an initial public offering (the “IPO”). The Company expects that DSW will complete the IPO in fiscal 2005, subject to market conditions. After the IPO, Retail Ventures expects to own a majority of the outstanding common shares of DSW. Prior to the completion of the IPO, Retail Ventures will enter into agreements with DSW related to the separation of its business from DSW, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW common shares following the offering, except to the extent necessary to satisfy obligations under warrants it has granted to certain of its lenders. Following the IPO, Retail Ventures will be subject to contractual obligations with its lenders to retain ownership of at least 55% by value of the Common Shares of DSW for so long as the Value City Convertible Loan (as hereinafter defined) remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. In addition, Retail Ventures has agreed not to sell or otherwise dispose of any of the DSW common shares for a period of 180 days following the IPO without prior written consent of the underwriters.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Value City. Located in the Midwestern, Eastern and Southern United States and operating principally under the name Value City for over 80 years this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

DSW.  Located throughout the United States, the DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. Results of operations of the leased shoe departments are included with the DSW segment. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of April 30, 2005, we operated 154 leased departments for Stein Mart, 51 for Gordmans and one Frugal Fannie’s Fashion Warehouse. Results of the supply agreements are included with the DSW segment. During the three months ended April 30, 2005, we opened seven new DSW stores and re-categorized two DSW/Filene’s Basement combination locations as leased shoe departments which are included in the DSW segment.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s 2004 Annual Report for the fiscal year ended January 29, 2005 on Form 10-K, as amended and filed with the SEC on May 12, 2005 (the “2004 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position and results of operations for the periods presented. To facilitate comparisons with the current year, certain previously reported balances have been reclassified to conform to the current period presentation.

3.	STOCK BASED COMPENSATION

The Company has various stock-based employee compensation plans. The Company accounts for those plans in accordance with APB No. 25, “Accounting For Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans or the stock purchase plan. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS 123, “Accounting for Stock-Based Compensation.”

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
	April 30,	May 1,
	2005	2004
	(in thousands, except per share amounts)
Net loss, as reported	$(11,459)	$(1,949)
Add: Total stock-based employee compensation included in reported net loss, net of tax	1,058	348
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,389)	(999)

Pro forma net loss	$(11,790)	$(2,600)

Loss per share:
Basic and diluted as reported	$(0.32)	$(0.06)
Basic and diluted pro forma	$(0.33)	$(0.08)

4.	TRADENAMES AND OTHER INTANGIBLES

During the three months ended May 1, 2004, the Company acquired the “Leslie Fay” tradename for approximately $4.1 million. The anticipated life of the amortizing asset has been assigned 15 years.

5.	LONG-TERM OBLIGATIONS

In March 2005, the Company increased the ceiling under its Revolving Credit Facility (as hereinafter defined) to $425 million. The $75 million increase to the Revolving Credit Facility was accomplished by amendment under substantially the same terms to the existing Revolving Credit Facility which expires in June 2006.

6.	PENSION BENEFIT PLANS

The Company has three qualified defined pension benefit plans which it assumed at the time of previous acquisitions of three separate companies. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. Contributions are provided not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plans.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three months ended April 30, 2005 and May 1, 2004:

	Three months ended
	April 30,	May 1,
	2005	2004
	(in thousands)
Service cost	$11	$11
Interest cost	366	350
Expected return on plan assets	(393)	(359)
Amortization of transition asset	(9)	(9)
Amortization of net loss	175	145

Net periodic benefit cost	$150	$138

The Company anticipates contributing approximately $2.5 million in fiscal 2005 to meet minimum funding requirements. As of April 30, 2005, the Company has contributed $0.4 million of the $2.5 million contribution required in fiscal 2005.

7.	OTHER BENEFIT PLANS

The Company maintains a Profit Sharing and 401(k) Plan (the “401(k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the 401(k) Plan on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals into the 401(k) Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the 401(k) Plan each year.

The Company has identified an issue involving its 401(k) Plan. From September 2001 until July 13, 2004, the Company failed to register the Company’s common shares transferred to participants in its 401(k) Plan and the interests of those participants in that plan, which may also be deemed securities requiring registration. In addition, prior to November 2004, the Company failed to deliver a prospectus to the 401(k) Plan participants that complied in all respects with SEC requirements. The Company intends to offer a 30-day right of rescission to those participants who received its common shares in violation of applicable securities laws during the one-year period preceding the date of the rescission offer, which is the statute of limitations’ period the Company believes may apply to claims for rescission under applicable laws, or possibly a longer or shorter period.

Under the rescission offer, the participants will be entitled to require the Company to repurchase shares at the price per share of the Company’s common shares when the shares were transferred to the participant’s account, plus interest at a rate to be determined. Based upon the Company’s preliminary investigation, it currently believes that up to approximately

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

700,000 common shares transferred to 401(k) Plan participants since September 2001 may not have been properly registered in accordance with the Securities Act of 1933 (the Securities Act”).

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

The Company also provides an Employee Stock Purchase Plan (“ESPP”) for its employees. Eligibility requirements are similar to those of the 401(k) Plan. Eligible employees can purchase common shares of the Company through payroll deductions. The Company will match 15% of employee investments up to a maximum investment level. Plan costs to the Company for all fiscal periods presented are not material to the consolidated financial statements.

While investigating the unregistered sale of shares in connection with the 401(k) Plan, it was also discovered that approximately 640,000 of our common shares acquired by our employees through the ESPP may not have complied with applicable federal or state law. While all of our common shares were acquired on the open market and in compliance with the provisions of the ESPP, because the shares were not registered, ESPP participants may have a right to rescind their purchases. The Company has not yet determined whether or not it will make a rescission offer to participants in the ESPP and accordingly may be liable for the purchase price of their shares acquired through the ESPP which were not issued in compliance with the Securities Act or applicable state securities laws.

The Company discontinued the ESPP plan at the end of May, 2005.

8.	SHAREHOLDERS’ EQUITY

On September 26, 2002, the Company issued 2,954,792 warrants (“Warrants”) to purchase common shares, at an initial exercise price of $4.50 per share, to Cerberus Partners, L.P. (“Cerberus”), Schottenstein Stores Corporation (“SSC”) and Back Bay Capital Funding LLC (the “Term Loan C Lenders”). The Warrants are exercisable at any time prior to June 11, 2012. The Company has granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

The number of shares issuable upon exercise of the Warrants varies upon the occurrence of the following: (i) the issuance of additional common shares without consideration or for a consideration per share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding common shares into a

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

lesser number of shares; (iv) the issuance or sale of additional shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into common shares; and/or (vi) the exchange of shares in a merger or other business combination.

$75 Million Senior Subordinated Convertible Loan – Related Parties

The Company amended and restated its $75.0 million Senior Subordinated Convertible Loan Agreement on June 11, 2002 (the “Convertible Loan”). As amended, borrowings under the Convertible Loan will bear interest at 10% per annum. At the Company’s option, interest may be paid-in-kind (“PIK”), from the closing date to the second anniversary thereof, and thereafter, at the option of the Company, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the Convertible Loan is added to the outstanding principal balance, on a quarterly basis and is payable in cash upon the maturity of the debt. The Convertible Loan is guaranteed by all principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Agreement and Term Loans. The Convertible Loan is not subject to prepayment until June 11, 2007. The agent has the right to designate two observers to the Company’s Board of Directors for so long as the agent is the beneficial owner of at least 50% of the advances initially made by it and has the right to designate two individuals to the Company’s Board of Directors for so long as the agent is the beneficial owner of at least 50% of the conversion shares issued or issuable upon conversion of the advances initially made by it.

The Convertible Loan is convertible at the option of the holders into common shares of the Company and has a conversion price of $4.50. The maturity date is June 10, 2009.

9.	EARNINGS PER SHARE

Basic earnings per share are based on the net loss and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, Stock Appreciation Rights (“SARS”) and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net loss adjusted to remove the effect of interest, adjusted for tax, on the convertible debt. The denominator is the weighted average shares outstanding.

	Three months ended
	April 30,	May 1,
	2005	2004
	(in thousands)
Weighted average shares outstanding	36,164	33,860
Assumed exercise of dilutive stock options	—	—

Number of shares for computation of dilutive earnings per share	36,164	33,860

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended April 30, 2005 and May 1, 2004, all potentially dilutive instruments: stock options, stock appreciation rights, warrants and convertible debt, were anti-dilutive.

The potentially dilutive instruments were as follows:

	Three months ended
	April 30,	May 1,
	2005	2004
	(in thousands)
Stock options	723	1,806
Stock appreciation rights	190	104
Warrants	1,572	1,024
Convertible debt	16,667	16,667

Total potentially dilutive instruments	19,152	19,601

Compensation costs of $1.1 million and $0.3 million, net of tax, were expensed during the three months ended April 30, 2005 and May 1, 2004, respectively, relating to the stock appreciation rights.

10.	ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s fiscal year 2006. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $7.1 million at April 30, 2005 and January 29, 2005, relates to the Company’s minimum pension liability, net of

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

income tax. For the three months ended April 30, 2005 and May 1, 2004, the other comprehensive loss was the same as the net loss for the respective period.

12.	TAX VALUATION

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the state jurisdiction. The allowance as of January 29, 2005 was $4.2 million. During the three months ended April 30, 2005, $5.5 million of additional valuation allowances have been provided for state net operating loss carry forwards the Company determined that it was more likely than not that future taxable income may not be sufficient to fully utilize deferred tax assets. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 39.9% reflects the negative impact of the non-deductible warrant amortization included for book income but not tax and the increase in the valuation allowance during the three months ended April 30, 2005. The negative impacts above were offset by the positive impact of significant number of stock option exercises during three months ended April 30, 2005 that are deductible for tax but not book.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Three months ended
	April 30,	May 1,
	2005	2004
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$6,251	$1,222
Related parties	5,875	5,375

Income taxes	$699	$5,523

14.	SEGMENT REPORTING

The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Business segments were realigned at the beginning of fiscal 2005 to reflect how the Company establishes strategic goals and manages the business. The realignment resulted in the Filene’s Basement shoe business being included within the DSW segment. The fiscal 2004 presentation has been restated to conform to this realignment.

The tables below present segment statement of operations information for the three months ended April 30, 2005 and for the three months ended May 1, 2004.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended April 30, 2005
Net sales	$311,455	$281,806	$86,784	$680,045
Operating (loss) profit	(16,692)	15,053	(7,793)	(9,432)
Depreciation and amortization	7,342	4,719	2,352	14,413
Interest expense, net	5,252	3,521	862	9,635
Benefit (provision) for income taxes	8,659	(4,552)	3,501	7,608

Capital expenditures	4,931	5,579	201	10,711

As of April 30, 2005 Identifiable assets	481,242	407,115	154,753	1,043,110

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended May 1, 2004
Net sales	$340,055	$232,559	$73,686	$646,300
Operating (loss) profit	(3,539)	13,759	(3,836)	6,384
Depreciation and amortization	6,451	4,363	1,568	12,382
Interest expense, net	7,759	726	910	9,395
Benefit (provision) for income taxes	4,534	(5,245)	1,773	1,062

Capital expenditures	4,114	5,558	4,346	14,018

As of January 29, 2005 Identifiable assets	460,260	371,761	151,334	983,355

15.	RESTATEMENT OF FINANCIAL STATEMENTS

During February 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease related accounting issues and their application under accounting principles generally accepted in the United States. Following the release of the SEC letter, many retail companies reviewed their previous interpretations of these lease accounting issues and announced that they would restate their results for previous periods.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

After reviewing its accounting for leasing transactions, the Company concluded that it would correct certain errors in its accounting for two types of leasing transactions. First, the Company’s statements of cash flows reflected construction allowances as a reduction of capital expenditures (within “investing” cash flows) rather than as an operating lease activity (within “operating” cash flows). Second, the Company had excluded the build-out period of its stores from its straight line rent expense calculations.

The Company restated its consolidated statements of operations, shareholders’ equity and cash flows for the three months ended May 1, 2004, and the effected notes herein. The Company also restated the segment financial information for the three months ended May 1, 2004 (see Note 14). The impact of the restatement was an increase in the net loss of $0.4 million.

The significant effects of the corrections of the errors to the condensed consolidated financial statements are as follows:

	Three months ended May 1, 2004
	As reported	Adjustments	As restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(254,204)	$(402)	$(254,606)
Operating profit	6,786	(402)	6,384
Loss before income taxes	(2,609)	(402)	(3,011)
Net loss	(1,547)	(402)	(1,949)
Basic and diluted earnings per share	(0.05)	(0.01)	(0.06)

Consolidated Statements of Cash Flows:
Net loss	$(1,547)	$(402)	$(1,949)
Depreciation and amortization	13,269	(887)	12,382
Deferred income taxes and other noncurrent liabilities	(4,507)	630	(3,877)
Proceeds from lease incentives	2,076	2,157	4,233
Accrued expenses	1,260	(2,552)	(1,292)
Net cash provided by operating activities	550	2,076	2,626
Net cash used in investing activities	(15,959)	(2,076)	(18,035)

16.	COMMITMENTS AND CONTINGENCIES

On March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of its DSW customers. On April 18, 2005, we issued the findings from our investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.

The Company has contacted and is cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on our business and financial performance, the Company is working with credit card companies and issuers and trying to contact as many of our affected customers as possible. On June 6, 2005, the Ohio Attorney General brought an action against DSW in the court of Common Pleas in Franklin County, Ohio (State of Ohio v. DSW Inc.) seeking to require DSW to notify all customers affected by the theft who have not thus far been notified by the Company. There can be no assurance that there will not be additional proceedings in the future. In addition, the Company is working with a leading computer security firm to minimize the risk of any further data theft.

As of April 30, 2005, the Company estimates that the potential exposures for losses related to this theft range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc.(“Retail Ventures”) and its wholly owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”), DSW Inc., formerly known as Shonac Corporation, (“DSW”) and Filene’s Basement, Inc.(“Filene’s Basement”).

As discussed in Note 15 to the condensed consolidated financial statements, the Company’s May 1, 2004 condensed consolidated financial statements have been restated. This discussion and analysis gives effect to the restatement.

RISK FACTORS AND SAFE HARBOR STATEMENT

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company’s 2004 Annual Report, or contained in other filings with the SEC or made by our management involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected the matters discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These same factors could cause our future financial performance in fiscal 2005 and beyond to differ materially from those expressed or implied in any such forward-looking statements. These factors include: decline in demand for our merchandise, our ability to achieve our business plans, expected cash flow from operations, vendors and their factor relations, flow of merchandise, compliance with our credit agreements, our ability to strengthen our liquidity and increase our credit availability, the availability of desirable store locations on suitable terms, changes in consumer spending patterns, marketing strategies, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, seasonality of operations, changes in fuel and energy costs, changes in existing or potential duties, tariffs or quotas, paper and printing costs, the ability to hire and train associates, development of management information systems and other factors set forth in Exhibit 99 attached hereto.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our 2004 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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

•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $42.1 million at April 30, 2005 and $42.8 million at January 29, 2005.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer’s value perception or perceived value known as markdowns, and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.

In March 2005, the Company closed two underperforming Value City stores. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations and an additional $0.2 million for other store closing costs. For the three months ended May 1, 2004 we recorded an impairment of $0.7 million, respectively related to the Value City segment for store assets.

We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At April 30, 2005, the actuarial assumptions of our plans have remained unchanged from our 2004 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. DSW’s accrued liability as of April 30, 2005 and January 29, 2005 was $5.2 million and $4.5 million, respectively.

During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. These rewards were redeemed in the current quarter of fiscal 2005, and no liability remains at April 30, 2005. Filene’s Basement plans to utilize this customer database for direct mail and e-mail marketing efforts during fiscal 2005.

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

could be different. During the quarter ended April 30, 2005, we established an additional valuation reserve of $5.5 million for state net operating loss carry forwards. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended
	April 30,	May 1,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	(60.5)	(59.9)

Gross profit	39.5	40.1
Selling, general and administrative expenses	(41.1)	(39.4)
License fees and other income	0.2	0.2

Operating (loss) profit	(1.4)	0.9

Interest expense, net	(1.4)	(1.4)

Loss before income taxes	(2.8)	(0.5)
Benefit for income taxes	1.1	0.2

Net loss	(1.7)%	(0.3)%

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED MAY 1, 2004

Net Sales. Net sales increased $33.7 million, or 5.2%, from $646.3 million to $680.0 million. Comparable store sales decreased 2.5% and, by segment, were:

	Three months ended
	April 30, 2005	May 1, 2004

Value City	(7.9)%	(1.1)%
DSW	4.4%	11.0%
Filene’s Basement	2.0%	15.2%

Total	(2.5)%	4.2%

Value City segment net sales decreased $28.6 million to $311.5 million. The sales for comparable stores decreased 7.9% due to declines in customer traffic. All stores in the segment are in the comparative stores base. In addition during the current year’s quarter Value City operated two less stores than in the previous year. These stores had a net sales decrease of $1.5 million in the comparable period ended May 1, 2004 compared to the quarter ended April

30, 2004. The decrease in comparable sales is comprised of decreases in mens, ladies and childrens, of 13.1%, 7.1% and 10.5%, respectively. In addition, there were decreases in the comparable sales of hardlines, jewelry and shoes of 0.2%, 4.3% and 10.4%, respectively. During the comparable quarters the transaction volume in the Value City segment decreased by 11.5% while the average unit retail decreased 0.6% and the number of units in the basket increased 4.2%. Sales by category have been impacted by the result of the decreased transaction volume and the reduction of inventory levels on historical clearance sales. Throughout the first quarter Value City began the initial phase to transition a new merchandise strategy which includes more name brand merchandise and better assortments across all categories. The full transition to this new merchandising strategy is anticipated to be in place early in the third quarter of fiscal 2005.

DSW segment net sales were $281.8 million, a $49.2 million increase over the comparable period, or a 21.2% increase. Comparable store sales in the quarter improved 4.4%. The increase in segment sales includes a net increase of 26 DSW stores, 53 non-affiliated lease shoe departments and five Filene’s Basement leased shoe departments including the re-categorization of two DSW/Filene’s Basement combination stores. The new DSW locations, the net new non-affiliated leased shoe departments and the three Filene’s Basement leased shoe departments (excluding the two re-categorized DSW/Filene’s Basement combination stores) added $32.6 million, $5.1 million and $0.6 million, respectively in sales. DSW comparable sales in the merchandise categories of womens, mens and athletics had increases of 2.7%, 4.9% and 12.3%, respectively. The increases in womens and mens were in the dress and casual categories, while the increase in athletics was driven by the fashion athletic category. Accessories had a decrease of 3.2% due to declines in handbags and hosiery.

Filene’s Basement segment net sales increased $13.1 million or 17.8% in the quarter to $86.8 million which includes a net increase of 3 stores over the prior year’s period and a comparable store sales increase of 2.0%. New store sales for stores opened in fiscal 2005 added $1.5 million to current year sales while the impact for stores opened last year on the fiscal 2005 sales increase was $10.2 million. Merchandise categories of mens, ladies and childrens had comparable sale increases of 0.5%, 6.4% and 21.5%, respectively. The jewelry category had an increase of 16.2%. Home goods comparable sales in the segment decreased 1.0%. The children’s and jewelry categories represent 2.1% and 6.0% of total comparative stores sales, respectively. The increase in jewelry was the result of increases in all jewelry categories.

Gross Profit. Total gross profit increased $9.0 million from $259.4 million. Gross profit, as a percentage of sales, decreased to 39.5% compared to 40.1% for the prior year. The decrease in the overall margin rate is attributable to negative comparable margin results at the Value City and Filene’s Basement segments.

Gross profit, as a percent of sales by segment, was:

	Three months ended
	April 30, 2005	May 1, 2004

Value City	37.7%	39.1%
DSW	43.6%	43.4%
Filene’s Basement	32.2%	35.0%

Total	39.5%	40.1%

Value City segment overall margin rate decrease is attributable to lower initial markups as a result of a planned shift in strategy toward more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs that have reduced our initial markups which we believe will improve our sell through. The segment also incurred additional markdowns related to increased point of sales discounts on clearance merchandise compared to the prior year’s comparable quarter.

DSW segment margin increased as a result of increased initial markups related to higher unit retails. The favorability from initial markup was partially offset by markdowns related to transitional Spring merchandise that had been brought into the stores in December and January.

Filene’s Basement segment gross margin decreased as markdowns increased over the prior years’ rate due in part to markdowns related to Fall clearance merchandise and slow moving Spring European stock. During the quarter the initial markup remained comparable to the prior year’s comparison.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $24.7 million from $254.6 million to $279.3 million. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments, not opened as of May 1, 2004, was $17.4 million for the three months ended April 30, 2005. Pre-opening decreased approximately $2.3 million during the three months ended April 30, 2005, compared with the three months ended May 1, 2004. As a percentage of sales SG&A was 41.1% compared to 39.4% in the comparable quarter last year.

SG&A, as a percent of sales by segment, was:

	Three months ended
	April 30, 2005	May 1, 2004

Value City	43.4%	40.4%
DSW	38.3%	37.5%
Filene’s Basement	43.8%	42.0%

Total	41.1%	39.4%

The Value City and Filene’s Basement SG&A increase as a percentage of sales is the result of fixed costs primarily in occupancy and salaries not being leveraged against the current period sales. Pre-opening decreased in Filene’s Basement by approximately $1.0 million during the three months ended April 30, 2005 compared with the three months ended May 1, 2004. Total SG&A expense associated with new Filene’s Basement stores, not opened as of May 1, 2004, was $4.1 million, for the three months ended April 30, 2005.

The DSW segment SG&A percentage increased as a percentage to sales. Included in the DSW SG&A expenses are costs associated with new DSW and new leased shoe departments not opened as of May 1, 2004 of $11.6 million and $1.7 million, respectively, for the three months ended April 30, 2005. Pre-opening costs decreased approximately $1.3 million during the three months ended April 30, 2005 compared with the three months ended May 1, 2004. During the quarter the DSW segment accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations equal to the low end of the range set forth above.

License Fees and Other Income. License fees and other income were $1.5 million and $1.6 million for the three months ended April 30, 2005 and May 1, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.

Operating (Loss) Profit. Operating loss for the quarter ended April 30, 2005 was $9.4 million compared to an operating profit of $6.4 million, a decrease of $15.8 million. Operating (loss) profit as a percentage of sales was a loss of 1.4% and a profit of 0.9% for April 30, 2005 and May 1, 2004, respectively.

Operating (loss) profit as a percent of sales by segment in the first quarter, was:

	Three months ended
	April 30, 2005	May 1, 2004

Value City	(5.4)%	(1.0)%
DSW	5.3%	5.9%
Filene’s Basement	(9.0)%	(5.2)%

Total	(1.4)%	0.9%

Interest Expense, Net. Net interest expense for the quarter increased $0.2 million to $9.6 million. The increase is due primarily to an increase in our weighted average borrowing rate of 0.9% partially offset by a decrease of $5.7 million in average borrowings during the three months ended May 1, 2004, compared to the three months ended April 30, 2005.

Income Taxes. The effective tax rate for the three months ended April 30, 2005 was 39.9% as compared to 35.3% for the three months ended May 1, 2004. The tax rate of 39.9% reflects the negative impact of the non-deductible warrant amortization included for book income but not tax and the increase in the valuation allowance of $5.5 million during the three months ended April 30, 2005. The negative impacts above were offset by the positive impact of a significant number of stock option exercises during the three months ended April 30, 2005, that are deductible for tax but not book. The valuation allowance of $5.5 million has been provided for state net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with expansion, remodeling and information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the year and reach the highest level in the Fall, peaking during the holiday selling season.

Net working capital was $250.4 million and $236.2 million at April 30, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels at April 30, 2005, due to the seasonality of the Company’s business. Current ratios at those dates were 1.6 and 1.7, respectively.

Net cash used in operations was $24.5 million in year-to-date fiscal 2005 as compared to $2.6 million provided by operations in year-to-date fiscal 2004. The increase in cash used for operations is primarily due to the increased inventory levels and accounts receivable for the three months ended April 30, 2005.

Net cash used for capital expenditures was $10.7 million and $14.0 million for the three months ended April 30, 2005 and May 1, 2004, respectively. During the three months ended April 30, 2005, capital expenditures included $3.6 million for new stores, $3.5 million for improvements in existing stores and $3.6 million for information technology equipment upgrades and new systems. The primary decrease in capital expenditures is due to the decrease in new store openings during the three-month period ending April 30, 2005 compared with the three-month period ending May 1, 2004. In addition to the capital expenditures during the three-month period ended May 1, 2004, we acquired the “Leslie Fay” tradename for approximately $4.1 million.

On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a $525.0 million refinancing that consists of three separate credit facilities (collectively, the “Credit Facilities”): (i) a three-year $350.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) two $50.0 million term loan facilities provided equally by Cerberus and SSC (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus and SSC (the “Convertible Loan”). These Credit Facilities are guaranteed by Retail Ventures and substantially all of its subsidiaries.

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

$425 Million Revolving Credit Facility

Under the Revolving Credit Facility, the borrowing base formula is structured in a manner that allows us and our subsidiaries availability based on the value of inventories and receivables. Primary security for the Revolving Credit Facility is provided by a first priority lien on all inventory and accounts receivable, as well as certain intercompany notes and payment intangibles. Subject to the Intercreditor Agreement, the Revolving Credit Facility also has a second priority perfected interest in all of the collateral securing the Term Loans. Interest on borrowings is calculated at the bank’s base rate or Eurodollar rate plus 2.00% to 2.75%, depending upon the level of average excess availability maintained. In March 2005, the Company increased the ceiling under its revolving credit facility to $425 million. The increase of $75 million to the Revolving Credit Facility was accomplished by amendment under substantially the same terms to the existing Revolving Credit Facility which expires in June 2006. At April 30, 2005 and January 29, 2005, $221.3 million and $145.0 million were available under the Revolving Credit Facility, respectively. Direct borrowings aggregated $140.0 million at April 30, 2005 and at January 29 2005, while $20.9 million and $29.6 million letters of credit were issued and outstanding, respectively.

$100 Million Term Loans — Related Parties

The Term Loans are comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans are senior debt and, subject to the Intercreditor Agreement, have the same rights and privileges as the Revolving Credit Facility and the Convertible Loan. We and our principal subsidiaries are obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions.

The Term Loans’ stated rate of interest per annum depends on whether we elect to pay interest in cash or a PIK option. During the first two years of the Term Loans, we may pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest is 15.0% if paid in cash or 15.5% if PIK and the PIK option is limited to 50% of the interest due. For the three months ended April 30, 2005 and for the year ended January 29, 2005, we elected to pay interest in cash.

We issued 2,954,792 Warrants to purchase shares of our common stock, at an initial exercise price of $4.50 per share, to SSC and Cerberus in connection with the Term Loan C. The Warrants are exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Warrants from each of Cerberus and SSC. We have granted the Term Loan C Lenders registration rights with respect to the shares issuable upon exercise of the Warrants. The $6.1 million value ascribed to the Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount is amortized into interest expense over the life of the debt.

The number of shares issuable upon exercise of the Warrants varies upon the occurrence of the following: (i) the issuance of additional shares of common stock without consideration or for a consideration per share less than the Warrant exercise price; (ii) the declaration of any dividend; (iii) the combination or consolidation of the outstanding shares of common stock into a lesser number of shares; (iv) the issuance or sale of additional shares at a price per share less than the current market price but greater than the Warrant exercise price; (v) the issuance of convertible securities which are convertible into shares of common stock; and/or (vi) the exchange of shares in a merger or other business combination.

$75 Million Senior Subordinated Convertible Loan — Related Parties

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

Achievement of expected cash flows from operations and compliance with the restrictive covenants of our Credit Facilities (as discussed in the Note 5 to Consolidated Financial Statements included in our 2004 Annual Report) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. We believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.

Other Debt Items — Financing and DSW IPO

The Company announced on March 14, 2005 that DSW had filed a registration statement with the SEC and plans to pursue an IPO. Subsequently, the Company filed amendments to the registration statement on May 9, 2005 and June 7, 2005. The Company expects that DSW will complete the IPO in fiscal 2005, subject to market conditions. After the IPO, Retail Ventures expects to own a majority of the outstanding common shares of DSW.

DSW will use a portion of the proceeds from the IPO to repay intercompany indebtedness owed to Retail Ventures. Retail Ventures will use these funds to repay, in part, intercompany indebtedness owed to Value City, and Value City will use such funds to (i) repay the Term Loans, which bear interest at approximately 15% per year, (ii) pay down a portion of the Revolving Credit Facility, and (iii) pay down $25.0 million of the Convertible Loan, which bears interest at approximately 10% per year. The amount of the proceeds that Retail Ventures receives will depend on market conditions and other factors. The Company believes the proceeds will strengthen its balance sheet and improve debt coverage and that, as a result of reduced service costs, Retail Ventures will be in a better position to implement its new business plan after the IPO.

On or about the date of the consummation of the IPO, Retail Ventures and its affiliates will amend and restate the Revolving Credit Facility, and DSW will be released from its obligations thereunder.

Simultaneously with the amendment and restatement of the Revolving Credit Facility, DSW expects to enter into a new $150.0 million secured revolving credit facility with a term of five years. Under this new facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), will be named as co-borrowers. This new facility is subject to a borrowing base restriction and will provide for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the new secured revolving credit facility will be secured by a lien on substantially all of their personal property and a pledge of DSW’s shares of DSWSW.

On or about the date of the consummation of the IPO, we expect that DSW will be released from its obligations as a co-borrower pursuant to the amendment of the Term Loans, and Value City will repay all the Term Loans indebtedness. In connection with the amendment of the Term Loans, Retail Ventures has agreed to amend the outstanding Warrants to provide SSC, Cerberus and Back Bay Capital Funding LLC (“Back Bay”) the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the then current conversion price (subject to the existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of shares sold to the public in the IPO (subject to anti-dilutive provisions similar to those in the existing Warrants) or (iii) acquire a combination thereof.

On or about the date of the consummation of the DSW IPO, we expect (i) DSW will be released from its obligations as a co-guarantor under the Convertible Loan pursuant to the amendment and restatement of this agreement, (ii) Value City will repay $25 million of the Convertible Loan, (iii) the Convertible Loan will be converted into a non-convertible loan and (iv) the capital stock of DSW held by Retail Ventures will continue to secure the amended and restated loan facility. In connection with the amendment and restatement of the Convertible Loan, Retail Ventures has agreed to issue to SSC and Cerberus convertible warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the amended and restated loan agreement. Under the convertible warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of the shares to the public sold in the IPO (subject to anti-dilution provisions similar to those in the existing Warrants) or (iii) acquire a combination thereof. SSC and Cerberus may acquire, upon exercise of the convertible warrants in full, an aggregate number of Class A common shares of DSW from Retail Ventures which, at the price of shares sold in the IPO, have a value equal to $75.0 million.

The capital stock of DSW held by Retail Ventures will continue to secure the $240 million Value City intercompany note made payable by Retail Ventures to Value City, which was executed and delivered on January 1, 2005 in connection with the transfer of all the capital stock of DSW and Filene’s Basement by Value City to Retail Ventures on that date. The lien granted to Value City on the DSW capital stock held by Retail Ventures will be released upon written notice that warrants held by Cerberus, SSC and Back Bay are to be exercised in exchange for DSW capital stock held by Retail Ventures and to be delivered by Retail Ventures upon the exercise of such warrants.

In March 2005, DSW declared a dividend to Retail Ventures in the amount of $165.0 million. The indebtedness is evidenced by a note which is scheduled to mature in March 2020 and bears interest at a rate equal to LIBOR plus 850 basis points per year. Interest is payable quarterly in arrears commencing on June 30, 2005. DSW’s obligations under the note are guaranteed by DSWSW. We expect DSW to exercise its right to prepay the note with the net proceeds of the IPO. Subsequent to the period ended April 30, 2005, DSW declared an additional dividend to Retail Ventures in the amount of $25.0 million. The indebtedness is evidenced by a note which is scheduled to mature in May 2020 and bears interest at a rate equal to LIBOR plus 950 basis points per year. Interest is payable quarterly in arrears commencing on June 30, 2005. DSW’s obligations under the note are guaranteed by DSWSW. We expect DSW to exercise its right to repay the note with the net proceeds of the IPO. These intercompany notes have been eliminated in consolidation to the financial statements presented herein.

Contractual Obligations and Off-Balance Sheet Arrangements

During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.3 million at April 30, 2005. In addition, we signed lease agreements for 22 new store locations, one store relocation and a new office facility with annual aggregate rent of $10.1 million and average terms of approximately ten years. Associated with the new lease agreements, we will receive approximately $8.2 million of tenant improvement allowances which will offset future capital expenditures.

There are no “off-balance sheet” arrangements as of April 30, 2005 as that term is described by the SEC.

ADOPTION OF ACCOUNTING STANDARDS

The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment. This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s fiscal year 2006. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

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

We are exposed to interest rate risk primarily through our borrowings under our Revolving Credit Facility. At April 30, 2005, direct borrowings aggregated $140.0 million and an additional $20.9 million of letters of credit were outstanding against the Revolving Credit Facility. The Revolving Credit Facility permits debt commitments up to $425.0 million, matures on June 11, 2006 and generally bears interest at the bank’s base rate of Eurodollar rate plus 2.0% to 2.75% based on the average excess availability during the previous quarter. We have in the past used, and may in the future use, interest rate swap agreements to effectively establish long-term fixed rates on borrowings under the Revolving Credit Facility, thus reducing a portion of our interest rate risk. These swap agreements, which would be designated as cash flow hedges, involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the life of the agreements. At April 30, 2005, we had no outstanding swap agreements.

A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended April 30, 2005, net of income taxes, would have an approximate $0.2 million impact to our financial position, liquidity and results of operation.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of its DSW customers. On April 18, 2005, we issued the findings from our investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.

We have contacted and are cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on our business and financial performance, we are working with credit card companies and issuers and trying to contact as many of our affected customers as possible. On June 6, 2005, the Ohio Attorney General brought an action against DSW in the Court of Common Pleas in Franklin County, Ohio (State of Ohio v. DSW Inc.) seeking to require us to notify all customers affected by the theft who have not thus far been notified by us. There can be no assurance that there will not be additional proceedings in the future. In addition, we are working with a leading computer security firm to minimize the risk of any further data theft.

As of April 30, 2005, we estimate that the potential exposures for losses related to this theft range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we have accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.

We do not yet know what effect this incident may have on our customers’ perception of us. Since the announcement of the theft, we have not discerned any negative effect on comparable store sales trends after accounting for the shifting Easter holiday. However, given the short time period involved, these recent trends may not be indicative of the long-term effects of the incident.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company provided an Employee Stock Purchase Plan (“ESPP”) for its employees until the end of May 2005, when the plan was discontinued. Through the ESPP, eligible employees could purchase common shares of the Company through payroll deductions and the Company matched 15% of employee investments up to a maximum investment level.

While investigating the unregistered sale of shares in connection with the Company’s 401(k) Plan, it was discovered that approximately 640,000 of our common shares acquired by our employees through the ESPP may not have complied with applicable federal or state law. While all of our common shares were acquired on the open market and in compliance with the provisions of the ESPP, because the shares were not registered, ESPP participants may have a right to rescind their purchases. The Company has not yet determined whether or not it will make a rescission offer to participants in the ESPP and accordingly may be liable for the purchase price of their shares acquired through the ESPP which were not issued in compliance with the Securities Act or applicable state securities laws.

The following table provides information with respect to purchases Retail Ventures made of its common shares during the first quarter of the 2005 fiscal year, if any:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
	Shares Purchased	Paid per Share	Programs	Plans or Programs
January 30, 2005 - February 26, 2005	None	—	—	None
February 27, 2005 - April 2, 2005	None	—	—	None
April 3, 2005 - April 30, 2005	None	—	—	None
Total	None	—	—	None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits

See Index to Exhibits on page 36.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC.
(Registrant)
Date: June 9, 2005	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995