Form 10-Q
period 2005-07-30
RETAIL VENTURES INC
filed 2005-09-13
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO☑
The number of outstanding Common Shares, without par value, as of August 31, 2005 was 39,475,227.

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 30,	January 29,
	2005	2005

ASSETS
Cash and equivalents	$61,550	$29,258
Accounts receivable, net	16,278	7,455
Receivables from related parties	848	501
Inventories	559,110	473,051
Prepaid expenses and other assets	31,982	21,112
Deferred income taxes	62,007	64,359

Total current assets	731,775	595,736

Property and equipment, net	277,091	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	41,338	43,460
Deferred income taxes and other assets	9,414	37,806

Total assets	$1,085,517	$983,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$266,994	$202,578
Accounts payable to related parties	4,480	5,428
Accrued expenses	144,428	150,939
Warrant liability ($112,178 - related party)	113,250
Current maturities of long-term obligations	619	611

Total current liabilities	529,771	359,556

Long-term obligations, net of current maturities
Non-related parties	77,317	169,134
Related parties	50,000	174,241
Other noncurrent liabilities	108,396	87,710
Minority interest	104,716
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,358,847 and 34,110,707, respectively	165,381	143,477
Warrants		6,074
Retained earnings	57,065	50,293
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	215,317	192,714

Total liabilities and shareholders’ equity	$1,085,517	$983,355

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

3

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

		*Restated		*Restated

Net sales	$666,734	$631,654	$1,346,779	$1,277,954
Cost of sales	(407,362)	(372,088)	(819,015)	(758,955)

Gross profit	259,372	259,566	527,764	518,999

Selling, general and administrative expenses	(265,547)	(249,664)	(544,889)	(504,270)
Change in fair value of warrants ($95,821 - related party)	(95,848)		(95,848)
License fees and other income	3,993	1,566	5,511	3,123

Operating (loss) profit	(98,030)	11,468	(107,462)	17,852

Interest expense, net
Non-related parties	(5,372)	(3,078)	(8,449)	(5,858)
Related parties	(5,062)	(6,836)	(11,620)	(13,451)

(Loss) income before income taxes	(108,464)	1,554	(127,531)	(1,457)

(Provision) benefit for income taxes	(7,775)	(797)	(167)	265

(Loss) income before minority interest	(116,239)	757	(127,698)	(1,192)

Minority interest	723		723

Net (loss) income	$(115,516)	$757	$(126,975)	$(1,192)

Basic and diluted (loss) income per share:
Basic	$(2.96)	$0.02	$(3.38)	$(0.04)
Diluted	$(2.96)	$0.02	$(3.38)	$(0.04)

Shares used in per share calculations:
Basic	39,037	33,903	37,600	33,882
Diluted	39,037	37,094	37,600	33,882
*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

4

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$69,741	$(635)	$(59)	$(6,011)	$212,187

Net loss (as restated)*					(1,192)				(1,192)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						159			159

Balance, July 31, 2004 (as restated)*	34,084	8	$143,395	$6,074	$68,549	$(372)	$(59)	$(6,011)	$211,576

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$50,293	$(3)	$(59)	$(7,068)	$192,714

Net loss					(126,975)				(126,975)
Initial public offering of subsidiary					133,525				133,525
Capital transactions of subsidiary					222				222
Exercise of stock options	5,248		23,760						23,760
Tax benefit related to stock options exercised			9,472						9,472
Amortization of deferred compensation						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, July 30, 2005	39,359	8	$165,381	$0	$57,065	$(2)	$(59)	$(7,068)	$215,317

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

5

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 30,	July 31,
	2005	2004

		*Restated
Cash flows from operating activities:
Net loss	$(126,975)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	3,819	3,158
Depreciation and amortization	28,928	25,955
Change in fair value of warrants ($95,821 - related party)	95,848
Deferred income taxes and other noncurrent liabilities	8,029	(5,340)
Tax benefit related to stock options exercised	9,472
Loss on disposal of assets	371	14
Minority interest in consolidated subsidiary	(723)
Impairment charges		712
Other	451	159
Change in working capital, assets and liabilities:
Receivables	(9,170)	(4,951)
Inventories	(86,059)	(97,209)
Prepaid expenses and other assets	(11,284)	(13,771)
Accounts payable	63,468	48,676
Proceeds from lease incentives	4,600	5,884
Accrued expenses	(6,429)	614

Net cash used in operating activities	(25,654)	(37,291)

Cash flows from investing activities:
Capital expenditures	(23,987)	(30,800)
Proceeds from sale of assets	91	62
Tradename acquisition		(4,037)

Net cash used in investing activities	(23,896)	(34,775)

Cash flows from financing activities:
Payments of capital lease obligations	(309)	(416)
Payments on long-term debt	(125,000)
Net (decrease) increase in revolving credit facility	(91,500)	61,000
Debt issuance costs	(3,527)	(438)
Proceeds from exercise of stock options	23,760	422
Proceeds from sale of stock of subsidiary	278,418

Net cash provided by financing activities	81,842	60,568

Net increase (decrease) in cash and equivalents	32,292	(11,498)
Cash and equivalents, beginning of period	29,258	14,226

Cash and equivalents, end of period	$61,550	$2,728

* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

6

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures”) and its wholly-owned subsidiaries, and DSW Inc. (“DSW”) a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”) are herein referred to collectively as the “Company”. Retail Ventures operates three segments in the United States of America (“United States”), Value City Department Stores LLC (“Value City”), Filene’s Basement, Inc. (“Filene’s Basement”) and DSW.
On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures. In connection with the reorganization, holders of common shares of Value City Department Stores, Inc. became holders of an identical number of common shares of Retail Ventures. The reorganization was affected by a merger which was previously approved by Value City Department Stores Inc.’s shareholders. Since October 2003, Retail Ventures’ common shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.
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
Value City. Located in the Midwestern, Eastern and Southern United States and operating principally under the name Value City for over 80 years, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
substantially below conventional retail prices. At July 30, 2005 there were 114 Value City stores in operation.
DSW. Located throughout the United States, the DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. As of July 30, 2005, there were 184 DSW stores in operation. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. Results of operations of the leased shoe departments are included with the DSW segment. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of July 30, 2005, DSW operated 155 leased departments for Stein Mart, 51 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Results of operations under the supply agreements are included with the DSW segment. During the three months and six months ended July 30, 2005, DSW opened 7 and 14 new DSW stores, respectively, and re-categorized two DSW/Filene’s Basement combination store locations as leased shoe departments which are included in the DSW segment.
Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of July 30, 2005, there were 27 Filene’s Basement stores in operation.
2.	BASIS OF PRESENTATION
The accompanying unaudited interim financial statements should be read in conjunction with Retail Ventures’ 2004 Annual Report for the fiscal year ended January 29, 2005 on Form 10-K, as amended and filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2005 (the “2004 Annual Report”).
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position and results of operations for the periods presented.
The consolidated financial statements are reported on the full consolidation method and include 100% of the assets and liabilities of all controlled subsidiaries. The ownership interests of minority participants are recorded as “Minority Interest”. All material intercompany transactions and balances are eliminated.
3.	Initial Public Offering of Subsidiary
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A common shares sold at a price of $19.00 per share raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.4 million. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW common shares, except to the extent necessary to satisfy obligations under warrants it has granted to certain of its lenders. Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the common shares of DSW for so long as Retail Ventures’ senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares. In addition, Retail Ventures has agreed not to sell or otherwise dispose of any of the DSW common shares for a period of 180 days following the IPO without the prior written consent of Lehman Brothers Inc. on behalf of the underwriters of the IPO. Retail Ventures accounted for the sale of DSW as a capital transaction. A deferred tax liability of $39.7 million was recorded associated with this transaction.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	STOCK BASED COMPENSATION
Retail Ventures has various stock-based employee compensation plans. The Company accounts for those plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans or the stock purchase plan, which was discontinued at the end of May 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(115,516)	$757	$(126,975)	$(1,192)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(776)	(666)	(1,427)

Pro forma net loss	$(115,851)	$(19)	$(127,641)	$(2,619)

(Loss) income per share:
Basic and diluted as reported	$(2.96)	$0.02	$(3.38)	$(0.04)
Basic and diluted pro forma	$(2.97)	$0.00	$(3.39)	$(0.08)
5.	TRADENAMES AND OTHER INTANGIBLES
During the six months ended July 31, 2004, Retail Ventures acquired the “Leslie Fay” tradename for approximately $4.1 million. The anticipated life of the amortizing asset has been assigned 15 years.
6.	LONG-TERM OBLIGATIONS AND SHAREHOLDERS’ EQUITY
On July 5, 2005, Retail Ventures amended or terminated the existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, as follows:
Amended and Restatement of Value City Revolving Credit Facility.
The Company and its affiliates amended and restated the Loan and Security Agreement originally entered into in June 2002 (the “Revolving Credit Facility”). Pursuant to the $275 million Amended and Restated Loan and Security Agreement, entered into on July 5, 2005, (i) DSW was released from its obligations under the Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) it was agreed that leasehold mortgages

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility would be released. Under the July 2005 Amended and Restated Loan and Security Agreement, Retail Ventures and its wholly-owned subsidiaries are named as co-borrowers. This amended facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Retail Ventures’ obligations under the new secured revolving credit facility are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, including a pledge of all of Retail Ventures’ shares of DSW. In addition, the new secured revolving credit facility contains usual and customary covenants that, among other things, restrict Retail Ventures’ ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity.
Amendment of Value City Term Loan Facility.
The Company and its affiliates amended the Financing Agreement, as amended, among Cerberus, as agent, and other parties named therein, originally entered into in June 2002 (the “Term Loan Facility”). Pursuant to the Fourth Amendment to Financing Agreement entered into July 5, 2005, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the term loan indebtedness, and (iii) the Company agreed to amend the issued and outstanding 2,954,792 warrants (“Term Loan Warrants”) to provide Cerberus Partners, L.P. (“Cerberus”), Schottenstein Stores Corporation (“SSC”) and Back Bay Capital Funding LLC (“Back Bay”) the right, from time to time, in whole or in part, to (A) acquire Retail Ventures’ common shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO, or (C) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A common shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures common shares. The Company has granted the term loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. In June 2002, a value of $6.1 million was ascribed to the Term Loan Warrants using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amendment and Restatement of Value City Convertible Loan Facility.
The Company and its affiliates amended and restated the Amended and Restated Senior Convertible Loan Agreement, as amended, with Cerberus, as agent and lender, SSC, as lender, and the other parties named therein, originally entered into in June 2002 (the “Convertible Loan Facility”). Pursuant to the Second Amended and Restated Senior Loan Agreement, entered into July 5, 2005, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of this facility, (iii) the remaining $50 million convertible loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the amended loan facility, and (v) Retail Ventures agreed to issue to SSC and Cerberus convertible warrants (the “Conversion Warrants”) which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Second Amended and Restated Senior Loan Agreement. The July 2005 Second Amended and Restated Senior Loan Agreement is not eligible for prepayment until June 11, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Second Amended and Restated Senior Loan Agreement (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Class A common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures common shares.
Warrants
As a result of the previously discussed modifications made on July 5, 2005, the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the warrants have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $11.3 million between the book value of the warrants and the fair value at the time the warrants were reclassified to a liability was recorded to paid in capital. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. During the three and six months ended July 30, 2005, the Company has recorded a charge related to the change in the fair value of the warrants of $95.8 million, including $93.1 million relating to the initial recording of the Conversion Warrants. No tax benefit has been recognized in connection with this charge.
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $113.3 million at July 30, 2005. There were no derivative instruments outstanding at January 29, 2005. As the warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the warrants will not result in a cash outlay by the Company.
The above amendments to the Term Loan Facility and the Convertible Loan Facility were viewed in aggregate and deemed to be modifications.
7.	PENSION BENEFIT PLANS
The Company has three qualified defined pension benefit plans which it assumed at the time of previous acquisitions of three separate companies. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. Contributions are provided not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its pension benefit plans.
The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and six months ended July 30, 2005 and July 31, 2004:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31
	2005	2004	2005	2004
	(in thousands)
Service cost	$12	$10	$23	$21
Interest cost	366	351	732	701
Expected return on plan assets	(393)	(359)	(786)	(718)
Amortization of transition asset	(10)	(10)	(19)	(19)
Amortization of net loss	175	145	350	290

Net periodic benefit cost	$150	$137	$300	$275

The Company anticipates contributing approximately $2.5 million in fiscal 2005 to meet minimum funding requirements. As of July 30, 2005, the Company has contributed $2 million of the $2.5 million contribution required in fiscal 2005.
8.	OTHER BENEFIT PLANS
The Company maintains a Profit Sharing and 401(k) Plan (the “401(k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to 30% of their compensation to the 401(k) Plan on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals into the 401(k) Plan as follows: 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the 401(k)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Plan each year. In fiscal 2004 the Company contributed $1.3 million to the 401(k) Plan. As of July 30, 2005 the Company has made no contribution in fiscal 2005.
The Company has identified the following issue involving its 401(k) Plan:
It is the position of the SEC that, if participants’ 401(k) plan contributions can be invested in employer securities, all of the securities offered pursuant to the plan must be registered under the Securities Act of 1933 (the “Securities Act”). This is true regardless whether the plan acquires the shares from the employer or on the open market and whether the shares are purchased with employee contributions or the company’s match. Based on this interpretation of the Securities Act, Retail Ventures registered 600,000 common shares for inclusion in the Retail Ventures, Inc. Common Stock Fund under the 401(k) Plan.
Although all purchases by the custodian of the 401(k) Plan were made in the open market and in a manner consistent with the 401(k) Plan and the investment elections of the 401(k) Plan participants, Retail Ventures has determined that (i) more common shares have been purchased by the custodian of the 401(k) Plan and allocated to the Retail Ventures, Inc. Common Stock Fund than were registered in accordance with the Securities Act and (ii) certain participants in the 401(k) Plan may not have received the prospectus required to be delivered under the Securities Act.
Consequently, Retail Ventures intends to offer a 30-day right of rescission with regard to all of its common shares purchased by the custodian of the 401(k) Plan and included in units purchased by 401(k) Plan participants between July 12, 2003 and December 22, 2004. Under the rescission offer, which will apply to approximately 700,000 Retail Ventures common shares, if 401(k) Plan participants have sold units at a loss, Retail Ventures will credit to their 401(k) Plan account an amount equal to the price per unit they paid less the proceeds from the sale of the units plus applicable interest. Additionally, if 401(k) Plan participants continue to hold the units and the market price of the Retail Ventures common shares as of the expiration date of the rescission offer is less than the price they paid for the units plus applicable interest, Retail Ventures will repurchase units that are subject to the rescission offer and will credit their 401(k) Plan account with an amount equal to the price per unit they paid plus interest from the date of purchase of the units through the date the credit is made.
SSC, as the primary sponsor of the 401(k) Plan, and Retail Ventures, as an additional sponsor of the 401(k) Plan, elected to close the Retail Ventures, Inc. Common Stock Fund to additional investments effective July 1, 2005. Between December 22, 2004 and July 1, 2005, all 401(k) Plan participants received registered securities and the prospectus required to be delivered under the Securities Act.
The Company provided an Employee Stock Purchase Plan (“ESPP”) for its employees until the end of May 2005, when the ESPP was discontinued. Eligibility requirements were similar to those of the 401(k) Plan. Eligible employees could purchase common shares of the Company through payroll deductions. The Company matched 15% of employee investments up to a maximum investment level. ESPP costs to the Company for all fiscal periods presented were not material to the consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
While investigating the unregistered sale of shares in connection with the 401(k) Plan, it was also discovered that approximately 640,000 Retail Ventures common shares acquired by our employees through the ESPP may not have been registered under applicable federal or state law. While all of the Retail Ventures common shares were acquired on the open market and in compliance with the provisions of the ESPP, because the shares were not registered, ESPP participants may have a right to rescind their purchases. The Company believes that, at this time, damages resulting from successful claims against the Company for its failure to register the common shares that were purchased through the ESPP would have a negligible effect on the Company. At this time, the Company does not intend to make a rescission offer to participants in the ESPP.
9.	EARNINGS PER SHARE
Basic earnings per share are based on the net (loss) income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, stock appreciation rights (“SARS”) and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net (loss) income adjusted to remove the effect of interest, adjusted for tax, on the pre-amended Convertible Loan Facility. The denominator is the weighted average shares outstanding.

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(in thousands)
Weighted average shares outstanding	39,037	33,903	37,600	33,882
Assumed exercise of dilutive SARS		134
Assumed exercise of dilutive term loan warrants		1,208
Assumed exercise of dilutive stock options		1,849

Number of shares for computation of dilutive earnings per share	39,037	37,094	37,600	33,882

For the three months ended July 30, 2005 and the six months ended July 30, 2005 and July 31, 2004, all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive. For the three months ended July 31, 2004, the pre-amendment convertible debt was anti-dilutive.
Securities outstanding at July 30, 2005 and July 31, 2004 that were not included in the computation of diluted earnings per share that would have been antidilutive for periods presented:

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(in thousands)
Stock options	2,311		2,311	7,877
SARS	1,511		1,511	1,151
Term loan warrants	2,955		2,955	2,955
Convertible warrants	16,667		16,667
Convertible debt		16,667		16,667

Total potentially dilutive instruments	23,444	16,667	23,444	28,650

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Compensation costs of $3.1 million and $0.2 million and $4.3 million and $0.6 million, net of tax, were expensed during the three and six months ended July 30, 2005 and July 31, 2004, respectively, relating to SARS.
10.	ADOPTION OF ACCOUNTING STANDARDS
The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.
11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated other comprehensive loss” of $7.1 million at each of July 30, 2005 and January 29, 2005, relates to the Company’s minimum pension liability, net of income tax.
12.	TAX VALUATION
The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
contribution carry forwards) which expire in future years at various dates depending on the state jurisdiction. The allowance as of July 30, 2005 and at January 29, 2005 was $9.7 million and $4.2 million, respectively.
The tax rate of 0.1% reflects the negative impact of the non-deductible warrant amortization included for book income but not tax and the increase of $5.5 million in the valuation allowance during the six months ended July 30, 2005 and the write-off of $5.2 million of deferred tax assets no longer deductible as a result of tax regulation changes enacted by the State of Ohio legislature related to the new Commercial Activity Tax in Ohio.
13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended
	July 30,	July 31,
	2005	2004
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$5,336	$4,339
Related parties	13,826	11,828

Income taxes	$5,847	$10,365
14.	SEGMENT REPORTING
The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.
The Company’s business segments were realigned at the beginning of fiscal 2005 to reflect how the Company establishes strategic goals and manages the business. The realignment resulted in the Filene’s Basement shoe business being included within the DSW segment. The fiscal 2004 presentation has been retroactively adjusted to conform to this realignment.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment statement of operations information for the three and six months ended July 30, 2005 and July 31, 2004.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 30, 2005

Net sales	$301,170	$276,211	$89,353	$666,734
Operating (loss) profit	(113,453)	20,689	(5,266)	(98,030)
Depreciation and amortization	7,330	4,861	2,324	14,515
Interest expense, net	4,344	5,012	1,078	10,434
(Provision) benefit for income taxes	(3,949)	(6,425)	2,599	(7,775)
Capital expenditures	2,202	9,929	1,145	13,276

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 31, 2004

Net sales	$318,554	$234,403	$78,697	$631,654
Operating (loss) profit	(2,248)	15,575	(1,859)	11,468
Depreciation and amortization	7,440	4,482	1,651	13,573
Interest expense, net	8,161	745	1,008	9,914
Benefit (provision) for income taxes	4,026	(5,968)	1,145	(797)

Capital expenditures	4,954	7,659	4,169	16,782

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 30, 2005

Net sales	$612,625	$558,017	$176,137	$1,346,779
Operating (loss) profit	(130,154)	35,741	(13,049)	(107,462)
Depreciation and amortization	14,672	9,580	4,676	28,928
Interest expense, net	9,596	8,533	1,940	20,069
Benefit (provision) for income taxes	4,710	(10,977)	6,100	(167)

Capital expenditures	7,133	15,508	1,346	23,987

As of July 30, 2005
Total assets	485,356	478,368	121,793	1,085,517

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 31, 2004

Net sales	$658,609	$466,962	$152,383	$1,277,954
Operating (loss) profit	(5,787)	29,334	(5,695)	17,852
Depreciation and amortization	13,891	8,845	3,219	25,955
Interest expense, net	15,921	1,471	1,918	19,310
Benefit (provision) for income taxes	8,560	(11,213)	2,918	265

Capital expenditures	9,068	13,217	8,515	30,800

As of January 29, 2005	467,024	395,437	120,894	983,355
Total assets
15.	RESTATEMENT OF FINANCIAL STATEMENTS
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
The Company restated its consolidated statements of operations, shareholders’ equity and cash flows for the interim periods ended July 31, 2004, and the effected notes therein. The Company also restated the segment financial information for the interim periods ended July 31, 2004 (see Note 14). The impact of the restatement was an increase in net loss of $0.8 million for the six months ended July 31, 2004, and an increase in the net loss of $0.4 million for the three months ended July 31, 2004.
The significant effects of the corrections of the errors to the condensed consolidated financial statements are as follows:

	Three months ended July 31, 2004
	As reported	Adjustments	As restated
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(249,261)	$(403)	$(249,664)
Operating profit	11,871	(403)	11,468
Income before income taxes	1,957	(403)	1,554
Net income	1,160	(403)	757
Basic and diluted income per share	$0.03	(0.01)	0.02

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six months ended July 31, 2004
	As reported	Adjustments	As restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(503,465)	$(805)	$(504,270)
Operating profit (loss)	18,657	(805)	17,852
Loss before income taxes	(652)	(805)	(1,457)
Net loss	(387)	(805)	(1,192)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)

Consolidated Statements of Cash Flows:
Net loss	$(387)	$(805)	$(1,192)
Depreciation and amortization	25,619	336	25,955
Deferred income taxes and other noncurrent liabilities	(5,327)	(13)	(5,340)
Proceeds from lease incentives	5,716	168	5,884
Accrued expenses	300	314	614
Net cash used in operating activities	(43,007)	5,716	(37,291)
Net cash used in investing activities	(29,059)	(5,716)	(34,775)
16.	COMMITMENTS AND CONTINGENCIES
On March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.
The Company has contacted and is cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and trying to contact as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that it believes, after consultation with counsel, are not expected to exceed the reserves the Company has currently recorded. There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of July 30, 2005, the Company estimates that the potential exposures for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. (“Retail Ventures”), and its wholly owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), DSW Inc. (“DSW”), a controlled subsidiary, and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
As discussed in Note 15 to the Condensed Consolidated Financial Statements, the Company’s July 31, 2004 Condensed Consolidated Financial Statements have been restated. This discussion and analysis gives effect to the restatement.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. As discussed in Notes to Consolidated Financial Statements that are included in our 2004 Annual Report, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.4 million at July 30, 2005 and $42.8 million at January 29, 2005.
Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer’s value perception or perceived value known as markdowns, and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost, and the resulting gross margins.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow (undiscounted and without interest) remains negative. For the six months ended July 31, 2004 we recorded an impairment of $0.7 million related to the Value City segment for store assets.
We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.
•	Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At July 30, 2005, the actuarial assumptions of our plans have remained unchanged from our 2004 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. DSW’s accrued liability as of July 30, 2005 and January 29, 2005 was $6.2 million and $4.5 million, respectively.
During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. These rewards were redeemed in the first quarter of fiscal 2005, and no liability remains at July 30, 2005. Filene’s Basement plans to utilize this customer database for direct mail and e-mail marketing efforts during fiscal 2005.
•	Change in fair value of warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and six months ended July 30, 2005 and July 31, 2004, the Company did not have any derivatives designated as hedges. During the three and six months ended July 30, 2005, the Company has recorded a charge related to the change in the fair value of the warrants of $95.8 million, including $93.1 million relating to the initial recording of the Conversion Warrants. There were no changes in fair value recorded during the three or six months ended July 31, 2004 as the Company did not have any derivatives outstanding during that time period.

upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the six months ended July 30, 2005, we established an additional valuation reserve of $5.5 million for state net operating loss carry forwards and wrote-off $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses.
Following completion of the DSW initial public offering (“IPO”) in June 2005, DSW is no longer included in Retail Venture’s consolidated federal tax return.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(61.1)	(58.9)	(60.8)	(59.4)

Gross profit	38.9	41.1	39.2	40.6
Selling, general and administrative expenses	(39.8)	(39.5)	(40.5)	(39.5)
Change in fair value of warrants	(14.4)		(7.1)
License fees and other income	0.6	0.2	0.4	0.3

Operating (loss) profit	(14.7)	1.8	(8.0)	1.4

Interest expense, net	(1.6)	(1.6)	(1.5)	(1.5)

(Loss) income before income taxes	(16.3)	0.2	(9.5)	(0.1)
(Provision) benefit for income taxes	(1.1)	(0.1)	0.0	0.0

(Loss) income before minority interest	(17.4)	0.1	(9.5)	(0.1)
Minority interest	0.1	0.0	0.1	0.0

Net (loss) income	(17.3)%	0.1%	(9.4)%	(0.1)%

THREE MONTHS ENDED JULY 30, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004
Net Sales. Net sales increased $35.0 million, or 5.6%, from $631.7 million to $666.7 million. Comparable store sales decreased 1.1% and, by segment, were:

	Three months ended
	July 30, 2005	July 31, 2004

	(Decrease) Increase
Value City	(4.8)%	(5.6)%
DSW	3.3%	3.0%
Filene’s Basement	1.6%	4.9%

Total	(1.1)%	(1.7)%

Value City net sales decreased $17.4 million to $301.2 million. The sales for comparable stores decreased 4.8% due to declines in customer traffic. All stores in the segment are in the comparative stores base. In addition, during the second quarter of fiscal 2005, Value City operated two less stores than in the previous year. These stores had net sales of $2.3 million in the comparable three month period ended July 31, 2004. The decrease in comparable sales is comprised of decreases in mens and childrens of 6.9% and 13.1%, respectively. In addition, there were decreases in the comparable sales of hardlines and shoes of 9.7%, and 9.9%, respectively. Jewelry sales increased over the comparable period by 2.2% while ladies increased 1.5%. During the comparable quarters, the transaction volume in the Value City segment decreased by 9.8% while the average unit retail decreased 1.0% and the number of units in the basket increased 5.8%. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 2.7% and 2.3% of total segment sales in the three month periods ended July 30, 2005 and July 31, 2004, respectively. Throughout the first quarter of fiscal 2005, Value City began the initial phase to transition a new merchandise strategy which includes more name brand merchandise and better assortments across all categories. The full transition to this new merchandising strategy is substantially in place for the third quarter of fiscal 2005.
DSW net sales were $276.2 million, a $41.8 million increase over the comparable period, or a 17.8% increase. Comparable store sales in the quarter improved 3.3%. The increase in DSW sales includes a net increase of 26 DSW stores, 10 non-affiliated lease shoe departments and five Filene’s Basement leased shoe departments including the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment. The new DSW store locations and the net new leased shoe departments (excluding the two re-categorized DSW/Filene’s Basement combination stores) added $30.4 million and $2.2 million, respectively. DSW comparable sales in the merchandise categories of womens, athletics and mens had increases of 4.3%, 7.4% and 0.3%, respectively and decreased in the accessories category by 8.0%. The increases in womens were in the dress and seasonal classes, while the increase in athletics was driven by the fashion athletic class. The decrease in accessories resulted from declines in all classes of accessories.

Filene’s Basement net sales increased $10.7 million, or 13.5%, in the quarter to $89.4 million, which includes a net increase of three stores over the prior year’s period and a comparable store sales increase of 1.6%. New store sales for stores opened in fiscal 2005 added $2.5 million to current year sales while the impact for stores opened last year on the fiscal 2005 sales increase was $8.1 million. The merchandise categories of mens, ladies and childrens had comparable sale increases of 0.1%, 2.4% and 6.9%, respectively. The jewelry category had an increase of 11.3% driven by watches and costume jewelry. Home goods comparable sales decreased 3.5%. The childrens and jewelry categories represent 1.5% and 6.4% of total comparative stores sales, respectively.
Gross Profit. Total gross profit decreased $0.2 million from $259.6 million to $259.4 million. Gross profit, as a percentage of sales, decreased to 38.9% compared to 41.1% for the prior year. The decrease in the overall margin rate is attributable to negative comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	July 30, 2005	July 31, 2004

Value City	36.9%	40.9%
DSW	42.4%	43.2%
Filene’s Basement	35.0%	35.5%

Total	38.9%	41.1%

Value City’s gross profit decreased $19.4 million from the comparable period of fiscal 2004 and is attributable to lower initial markups as a result of a planned shift in strategy toward more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs that have reduced our initial markups which we believe will improve our sell through. The segment also incurred additional markdowns within the quarter related to increased point of sales discounts on clearance merchandise compared to the prior year’s comparable quarter.
The DSW gross profit increased $15.9 million to $117.1 million in the second quarter of fiscal 2005 from $101.2 million in the second quarter of fiscal 2004, and decreased as a percentage of net sales from 43.2% in the second quarter of fiscal 2004 to 42.4% in the second quarter of fiscal 2005. The decrease as a percent to sales is primarily attributable to increased markdowns caused by higher average unit retail price on items in clearance and additional markdowns in our accessory category. These negative factors were partially offset by an increase in our initial markups.
Filene’s Basement gross profit increased by $3.4 million from the comparable period of fiscal 2004 which is attributable to new stores offset by increased markdowns in the ready to wear categories and slow moving spring domestic and certain imported stock categories. During the quarter, the initial markup remained comparable to the prior year’s markup.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $15.8 million from $249.7 million to $265.5 million. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments excluding pre-opening, not opened as of July 31, 2004, was $14.3 million for the three months ended July 30, 2005. Pre-opening costs increased approximately $0.4 million during the three months ended July 30, 2005, compared with the three months ended July 31, 2004. As a percentage of sales SG&A expense was 39.8% compared to 39.5% in the comparable quarter last year.
SG&A expense, as a percent of sales by segment, was:

	Three months ended
	July 30, 2005	July 31, 2004

Value City	43.7%	42.0%
DSW	35.1%	36.6%
Filene’s Basement	43.4%	39.5%

Total	39.8%	39.5%

The Value City and Filene’s Basement segments’ SG&A expense increase as a percentage of sales is the result of fixed costs primarily in occupancy and salaries not being leveraged against the current period sales. Value City closed a related party leased warehouse facility and recorded $2.8 million in expenses associated with the closing. Pre-opening costs decreased in Filene’s Basement by approximately $0.3 million during the three months ended July 30, 2005 compared with the three months ended July 31, 2004. Total SG&A expense associated with new Filene’s Basement stores excluding pre-opening and not opened as of July 31, 2004, was $4.2 million, for the three months ended July 30, 2005.
The DSW segment SG&A expense percentage decreased as a percentage of sales. Included in the DSW SG&A expenses, excluding pre-opening, are costs associated with new DSW stores and new leased shoe departments not opened as of July 31, 2004 of $9.4 million and $0.7 million, respectively, for the three months ended July 30, 2005. Pre-opening costs, which are expensed as incurred, increased approximately $0.4 million to $2.0 million during the three months ended July 30, 2005 compared with the three months ended July 31, 2004.
Change in Fair Value of Warrants. During the three months ended July 30, 2005, the Company recorded a non-cash charge of $93.1 million for the initial recording of the fair value of the Convertible Warrant liability. Additional non-cash charges of $2.7 million were also recorded during the three months ended July 30, 2005, representing the changes in fair value of the Convertible Warrants and Term Loan Warrants from the time the warrants were originally classified as derivatives through the end of the quarter. There were no derivative instruments outstanding for the three months ended July 31, 2004.
License Fees and Other Income. License fees and other income were $4.0 million and $1.6 million for the three months ended July 30, 2005 and July 31, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, we have complied with the State’s new Commercial Activity Tax. We have reflected in the current quarter a $2.2 million benefit.
Operating (Loss) Profit. Operating loss for the quarter ended July 30, 2005 was $98.0 million compared to an operating profit of $11.5 million for the quarter ended July 31, 2004, a decrease of $109.5 million. Operating (loss) profit as a percentage of sales was a loss of 14.7% and a profit of 1.8% for July 30, 2005 and July 31, 2004, respectively.

Operating (loss) profit as a percent of sales by segment in the second quarter was:

	Three months ended
	July 30, 2005	July 31, 2004

Value City	(37.7)%	(0.7)%
DSW	7.5%	6.6%
Filene’s Basement	(5.9)%	(2.4)%

Total	(14.7)%	1.8%

Interest Expense, Net. Net interest expense for the quarter ended July 30, 2005 increased $0.5 million to $10.4 million. The increase is due primarily to the write-off of unamortized debt issuance costs for the Company’s term loans and original revolving credit facility of $2.0 million and an increase in our weighted average borrowing rate of 0.6% partially offset by a decrease of $60.5 million in average borrowings during the three months ended July 30, 2005, compared to the three months ended July 31, 2004.
Income Taxes. The three months ended July 30, 2005 reflects a tax expense of $7.8 million or a negative 7.2% effective tax rate as compared to 51.3% for the three months ended July 31, 2004. The tax rate of 7.2% reflects the negative impact of the non-deductible warrant amortization and the change in fair value on the mark to market accounting for the Term Loan Warrants and the Convertible Warrants included for book income but not tax and the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio.
Minority Interest. For the second quarter of fiscal 2005, net loss decreased by $0.7 million to reflect that portion of the loss DSW minority shareholders had recognized for the DSW segment loss was from the period subsequent to the IPO.
Net (loss) income. For the second quarter of fiscal 2005, net loss was a decrease of $116.3 million from the second quarter net income of fiscal 2004 and represents (17.3)% versus 0.1% of net sales, respectively. The net loss for the second quarter of fiscal 2005 was primarily attributable to the $95.8 million non-cash change in fair value on warrants recorded during the second quarter of 2005.
SIX MONTHS ENDED JULY 30, 2005 COMPARED TO SIX MONTHS ENDED JULY 31, 2004
Net Sales. Net sales increased $68.8 million, or 5.4%, from $1,278.0 million to $1,346.8 million. Comparable store sales decreased 1.8% and, by segment, were:

	Six months ended
	July 30, 2005	July 31, 2004
	(Decrease) increase
Value City	(6.4)%	(3.3)%
DSW	3.9%	6.9%
Filene’s Basement	1.8%	9.7%

Total	(1.8)%	1.2%

Value City’s net sales decreased $46.0 million to $612.6 million. The sales for comparable stores decreased 6.4% due to declines in customer traffic. All stores in the segment are in the comparative stores base. In addition, during the fiscal 2005 period, Value City operated two less stores than in the previous year. These stores had net sales of $4.7 million in the six month period ended July 31, 2004. The decrease in comparable sales is comprised of decreases in mens, ladies and childrens of 10.0%, 3.3% and 11.7%, respectively. In addition, there were decreases in the comparable sales of hardlines, jewelry and shoes of 8.7%, 1.0% and 10.2%, respectively. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 3.5% and 2.5% of total segment sales in the six month periods ended July 30, 2005 and July 31, 2004. During the comparable six months, the transaction volume in the Value City segment decreased by 10.6% while the average unit retail decreased 0.8% and the number of units in the basket increased 5.0%. Sales by category have been impacted by the result of the decreased transaction volume and the reduction of inventory levels on historical clearance sales. Throughout the first six months of 2005, Value City began the initial phase to transition a new merchandise strategy which includes more name brand merchandise and better assortments across all categories. The full transition to this new merchandising strategy is substantially in place for the third quarter of fiscal 2005.
DSW net sales were $558.0 million, a $91.1 million increase over the comparable period, or a 19.5% increase. Comparable store sales in the six months ended July 31, 2005 improved 3.9%. The increase in DSW sales includes a net increase of 26 DSW stores, 10 non-affiliated lease shoe departments and five Filene’s Basement leased shoe departments including the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment. The new DSW store locations and the net new leased shoe departments (excluding the two re-categorized DSW/Filene’s Basement combination stores) added $55.9 million and $4.0 million, respectively. DSW comparable sales in the merchandise categories of womens, athletics and mens had increases of 3.5%, 9.8% and 2.6%, and decreased in the accessories category by 5.6%. The increases in womens and mens were in the dress and fashion classes, while the increase in athletics was driven by the fashion athletic class. The decrease in accessories was the result of declines in all classes of accessories.
Filene’s Basement net sales increased $23.8 million, or 15.6%, in the six month period to $176.1 million, which includes a net increase of three stores over the prior year’s period and a comparable store sales increase of 1.8%. New store sales for stores opened in fiscal 2005 added $4.0 million to current year sales while the impact for stores opened last year on the fiscal 2005 sales increase was an increase of $16.4 million. Merchandise categories of mens, ladies and childrens had comparable sale increases of 0.3%, 4.4% and 14.8%, respectively. The jewelry category had an increase of 13.6%. Home goods comparable sales in the segment decreased 2.3%. The childrens and jewelry categories represent 1.8% and 6.2% of total comparative stores sales, respectively. The increase in jewelry was the result of increases in all jewelry categories.
Gross Profit. Total gross profit increased $8.8 million from $519.0 million. Gross profit, as a percentage of sales, decreased to 39.2% compared to 40.6% for the prior year period. The decrease in the overall margin rate is attributable to negative comparable margin results for all segments.

Gross profit, as a percent of sales by segment, was:

	Six months ended
	July 30, 2005	July 31, 2004

Value City	37.3%	40.0%
DSW	43.0%	43.3%
Filene’s Basement	33.6%	35.2%

Total	39.2%	40.6%

Value City’s overall gross profit decreased $34.7 million from the comparable period of fiscal 2004 is attributable to two store closings in the current fiscal year as compared to fiscal 2004 and lower initial markups as a result of a planned shift in strategy toward more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs that have reduced our initial markups which we believe will improve our sell through. The segment also incurred additional markdowns related to increased point of sales discounts on clearance merchandise compared to the prior year’s comparable six months.
DSW’s gross profit increased $38.0 million to $240.1 million in the six-month period ended July 30, 2005 from $202.1 million in the same six-month period of fiscal 2004, and decreased as a percentage of net sales from 43.3% in the fiscal 2004 six-month period to 43.0% in the fiscal 2005 six-month period. The decrease is attributable to increased markdowns in the accessory category and higher average unit retail price across all categories. These negative factors were partially offset by an increase in our initial markups.
Filene’s Basement’s gross profit increased $5.5 million from the comparable period of fiscal 2004 and is attributable to new stores offset by increased markdowns over the prior year related to Fall clearance merchandise, ready to wear categories and slow moving spring domestic and certain imported stock categories. During the six month period, the initial markup remained comparable to the prior year’s markup.
Selling, General and Administrative Expenses. SG&A expenses increased $40.6 million from $504.3 million to $544.9 million. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments, not opened as of July 31, 2004, excluding pre-opening, was $26.1 million for the six months ended July 30, 2005. Pre-opening costs decreased approximately $2.3 million during the six months ended July 30, 2005 compared to the six months ended July 31, 2004. As a percentage of sales, SG&A expense was 40.5% compared to 39.5% in the comparable six months last year.

SG&A expense, as a percent of sales by segment, was:

	Six months ended
	July 30, 2005	July 31, 2004

Value City	43.5%	41.1%
DSW	36.7%	37.1%
Filene’s Basement	43.6%	40.7%

Total	40.5%	39.5%

The Value City and Filene’s Basement SG&A expense increase as a percentage of sales is the result of fixed costs primarily in occupancy and salaries not being leveraged against the current period sales. Value City during the six months closed two underperforming stores and a warehouse location. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations and an additional $0.2 million for other store closing costs. The related party leased warehouse facility closing resulted in $2.8 million in expenses associated with assets written off and the remaining lease buyout. Pre-opening costs, which are expensed as incurred, decreased in Filene’s Basement by approximately $1.3 million during the six months ended July 30, 2005, compared to the six months ended July 31, 2004. Total SG&A expense associated with new Filene’s Basement stores, excluding pre-opening costs of Filene’s Basement stores not opened as of July 31, 2004, was $7.6 million for the six months ended July 30, 2005.
DSW segment SG&A expense increased $31.9 million from $173.1 million in the fiscal 2004 six-month period to $205.0 million in the fiscal 2005 six-month period, which represented 37.1% and 36.7% of net sales, respectively. The decreased SG&A expense as a percentage of sales is the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes in the warehouse operations, increased leverage on advertising expenses offset by increases in store occupancy costs for new stores and leased departments. Included in the DSW SG&A expenses are costs, excluding pre-opening, associated with new DSW stores and new leased shoe departments not opened as of July 31, 2004 of $17.3 million and $1.2 million, respectively, for the six months ended July 30, 2005. Pre-opening costs, which are expensed as incurred, decreased approximately $0.9 million during the six months ended July 30, 2005 compared with the six months ended July 31, 2004. During the six months ended July 30, 2005, the DSW segment accrued an estimated liability related to the theft of credit card and other purchase information. As of July 30, 2005, potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, if any, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million.

Change in Fair Value of Warrants. During the six months ended July 30, 2005, the Company recorded a non-cash charge of $93.1 million for the initial recording of the fair value of the Conversion Warrant liability. Additional non-cash charges of $2.7 million were also recorded during the six months ended July 30, 2005, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants from the time the warrants were originally classified as derivatives through the end of the quarter. There were no derivative instruments outstanding during the six months ended July 31, 2004.
License Fees and Other Income. License fees and other income were $5.5 million and $3.1 million for the six months ended July 30, 2005 and July 31, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, we have complied with the State’s new Commercial Activity Tax. We have reflected in the six months ended July 30, 2005 a $2.2 million benefit.
Operating (Loss) Profit. Operating loss for the six months ended July 30, 2005 was $107.5 million compared to an operating profit of $17.9 million for the six months ended July 31, 2004, a decrease of $125.4 million.
Operating (loss) profit as a percent of sales by segment, for the six months ended July 30, 2005 and July 31, 2004, was:

	Six months ended
	July 30, 2005	July 31, 2004

Value City	(21.3)%	(0.9)%
DSW	6.4%	6.3%
Filene’s Basement	(7.4)%	(3.7)%

Total	(8.0)%	1.4%

Interest Expense, Net. Net interest expense for the six months ended July 30, 2005 increased $0.8 million compared to the six months ended July 31, 2004 to $20.1 million. The increase is due primarily to an increase in the weighted average borrowing rate of 0.8% and the write-off of unamortized debt issuance costs for the Company’s term loans and original revolving credit facility of $2.0 million partially offset by a decrease of $33.1 million in average borrowings during the six months ended July 30, 2005 compared to the six months ended July 31, 2004.
Income Taxes. The effective tax rate for the six months ended July 30, 2005 was 0.1% as compared to 18.2% for the six months ended July 31, 2004. The tax rate of 0.1% reflects the negative impact of the non-deductible warrant amortization and the change in fair value on the mark to market accounting for the Term Loan Warrants and the Convertible Warrants included for book income but not tax, the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio and the increase in the valuation allowance of $5.5 million during the six months ended July 30, 2005. The valuation allowance of $5.5 million has been provided for state net operating loss carry forwards.
Minority Interest. For the six-month period ended July 30, 2005, net loss decreased by $0.7 million to reflect that portion of the loss DSW minority shareholders recognized for the DSW segment from the period subsequent to the IPO.
Net Loss. For the six-month period ended July 30, 2005, net loss increased $125.8 million over the six-month period ended July 31, 2004 and represents (9.4)% versus (0.1)% of net sales, respectively. The net loss for the six-month period ended July 30, 2005, was primarily attributable to the $95.8 million non-cash change in fair value on warrants recorded during the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with expansion, remodeling and information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Working capital and inventory levels typically build throughout the year and reach the highest level in the Fall, peaking during the holiday selling season.
Net working capital was $202.0 million and $236.2 million at July 30, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at July 30, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. Current ratios at July 30, 2005 and January 29, 2005 were 1.4 and 1.7, respectively.
Net cash used in operations was $25.7 million for the six months ended July 30, 2005 as compared to $37.3 million for the six months ended July 31, 2004. The decrease in cash used for operations is primarily due to the increased inventory levels and accounts receivable for the six months ended July 30, 2005.
Net cash used for capital expenditures was $24.0 million and $30.8 million for the six months ended July 30, 2005 and July 31, 2004, respectively. During the six months ended July 30, 2005, capital expenditures included $6.6 million for new stores, $9.5 million for improvements in existing stores and $7.9 million for information technology equipment upgrades and new systems. The primary decrease in capital expenditures is due to the decrease in new store openings during the six-month period ending July 30, 2005 compared with the six-month period ending July 31, 2004. In addition to the capital expenditures during the six-month period ended July 31, 2004, Retail Ventures acquired the “Leslie Fay” tradename for approximately $4.1 million.
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into refinancing that consisted of three separate credit facilities (collectively, the “Credit Facilities”): (i) a three-year $350 million revolving credit facility, (ii) two $50 million term loan facilities provided equally by Cerberus Partners, L.P. (“Cerberus”) and Schottenstein Stores Corporation (“SSC”), and (iii) an amended and restated $75 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries. These Credit Facilities were also subject to an Intercreditor Agreement, which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).

$275 Million Secured Revolving Credit Facility
On July 5, 2005, Retail Ventures and its affiliates amended and restated the $425 million Revolving Credit Facility which had originally been entered into in June 2002. Pursuant to the July 2005 Amended and Restated Loan and Security Agreement, (i) DSW was released from its obligations under the Revolving Credit Facility, (ii) lenders released its liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) it was agreed that leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility would be released. Under the July 2005 Amended and Restated Loan and Security Agreement, Retail Ventures and its wholly-owned subsidiaries are named as co-borrowers. This amended facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the new secured revolving credit facility are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries and a pledge of all of Retail Ventures’ shares of DSW. In addition, the new secured revolving credit facility contains usual and customary covenants that, among other things, restrict Retail Ventures’ ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. At July 30, 2005, $143.6 million was available under the new secured revolving credit facility. Direct borrowings aggregated $48.5 million at July 30, 2005, while $22.3 million letters of credit were issued and outstanding. At January 29, 2005, $145.0 million was available under the old Revolving Credit Facility. Direct borrowings aggregated $140.0 million at January 29, 2005, while $29.6 million in letters of credit were issued and outstanding.
$100 Million Term Loans – Related Parties
Until their amendment in July 2005, the Term Loans were comprised of a $50 million Term Loan B and a $50 million Term Loan C. All obligations under the Term Loans were senior debt and, subject to the Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the Convertible Loan. The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans.
The Term Loans’ stated rate of interest per annum depended on whether we elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. For the six months ended July 30, 2005 and for the year ended January 29, 2005, we elected to pay interest in cash.
The Company issued 2,954,792 Term Loan Warrants to purchase shares of our common stock, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. We have granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan

Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Amendment to Term Loans
On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the term loan indebtedness, and (iii) Retail Ventures agreed to amend the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures common shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO, or (C) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A common shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures common shares.
$75 Million Senior Subordinated Convertible Loan – Related Parties
In June 2002, we amended and restated our $75 million Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the Convertible Loan was added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans.

$50 Million Second Amended and Restated Senior Loan Agreement
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the July 2005 Second Amended and Restated Senior Loan Agreement, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of this facility, (iii) the remaining $50 million convertible loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the amended loan facility, and (v) Retail Ventures agreed to issue to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Second Amended and Restated Senior Loan Agreement. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Second Amended and Restated Senior Loan Agreement (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Company common shares.
Other Debt Items — DSW IPO, DSW Revolving Credit Facility, and Intercompany Debt.
On July 5, 2005, DSW completed its IPO and sold to the public 16,171,875 Class A common shares. Following the IPO, Retail Ventures owns approximately 63.0% if DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares.
DSW used a portion of the proceeds from the IPO to repay $190 million of intercompany indebtedness, and accrued interest of approximately $6.6 million, owed to Retail Ventures. Retail Ventures used these funds to repay, in part, intercompany indebtedness owed to Value City, and Value City used such funds to (i) repay the $100 million Term Loans, which bore interest at approximately 15% per year, (ii) pay down $25 million of the Convertible Loan, which, prior to its amendment and restatement in July 2005, bore interest at approximately 10% per year, and (iii) pay down a portion of the Revolving Credit Facility. The Company believes the proceeds of the IPO strengthened its balance sheet and improved debt coverage and that, as a result of reduced service costs, Retail Ventures will be in a better position to implement its new business plan.
Simultaneously with the amendment and restatement of Retail Ventures’ Revolving Credit Facility, DSW entered into its own new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and its subsidiary, DSWSW, are named as co-borrowers. This new facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the new secured revolving credit facility are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At July 30, 2005, $131.1 million was available under DSW’s new secured revolving credit facility. DSW had no direct borrowings at July 30 2005, while $18.9 million in letters of credit were issued and outstanding.
In March 2005, DSW declared an intercompany dividend to Retail Ventures in the amount of $165 million. The indebtedness evidenced by this note was scheduled to mature in March 2020 and bore interest at a rate equal to LIBOR plus 850 basis points per year. DSW pre-paid the note, together with accrued interest thereon, from net proceeds of the IPO in July 2005.
In May 2005, DSW declared an additional intercompany dividend to Retail Ventures in the amount of $25 million. The indebtedness evidenced by this note was scheduled to mature in May 2020 and bore interest at a rate equal to LIBOR plus 950 basis points per year. DSW pre-paid the note, together with accrued interest thereon, from net proceeds of the IPO in July 2005.
Achievement of expected cash flows from operations and compliance with the restrictive covenants of our Credit Facilities (as discussed in the Note 6 to Consolidated Financial Statements included in our 2004 Annual Report) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. We believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing will be available in the future if we fail to meet our projections or on terms acceptable to us.
Contractual Obligations
During the year the Company repaid the amount owed on the $100 million Term Loans plus accrued interest, $25 million of the $75 million Convertible Loan and a portion of the revolving credit facility with the proceeds of DSW’s IPO used to repay intercompany dividends. At July 30, 2005 the Company had outstanding a $50 million Second Amended and Restated Senior Loan and $48.5 million owed borrowings against revolving credit facilities.
The Company had outstanding letters of credit that totaled approximately $22.3 million and $18.9 million at July 30, 2005 on the Retail Ventures and DSW new secured revolving credit facilities, respectively and $29.6 million at January 29, 2005 on the then-existing Retail Ventures’ Revolving Credit Facility. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of terms set forth in these arrangements.
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.9 million at July 30, 2005. In addition, we signed lease agreements for 20 new store locations, a single store relocation and a new office space for Filene’s Basement with annual aggregate rent of $8.2 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $5.8 million of tenant improvement allowances which will offset future capital expenditures.

We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclosed in the Notes to Consolidated Financial Statements, as included in our 2004 Annual Report, the minimum payments due under operating or capital leases.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of July 30, 2005 as that term is described by the SEC.
ADOPTION OF ACCOUNTING STANDARDS
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the Company’s fiscal year.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this standard was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.
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

$425 Million Aggregate Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under Retail Ventures’ amended $275 million and the new DSW $150 million secured revolving credit facilities. At July 30, 2005, direct borrowings aggregated $48.5 million and an additional $41.2 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the six months ended July 30, 2005, net of income taxes, would have had an approximate $0.4 million impact to our financial position, liquidity and results of operation.
Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates. During the three and six months ended July 30, 2005, the Company recorded a charge related to mark to market adjustments to the Term Loan Warrants and the Conversion Warrants of $95.8 million, including $93.1 million for the initial recording of the fair value of the Conversion Warrants. There were no mark to market adjustments recorded during the three or six months ended July 31, 2004 as the Company did not have any derivatives outstanding during that time period.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     As of July 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2005 due to a material weakness in our internal control over financial reporting. This material weakness was identified during the second quarter of Fiscal 2005 and related to inadequacies in the controls over the recording of minority interest, retained earnings and related deferred taxes in the furnished Condensed Consolidated Balance Sheet as described below.
     During the financial closing and reporting process for the second quarter of Fiscal 2005, an accounting error was identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” on Form 8-K as of September 7, 2005, that announced the Company’s second quarter fiscal 2005 results. Specifically, the Company erroneously calculated and reported minority interest, retained earnings and related deferred taxes in the Condensed Consolidated Balance Sheet. To compensate for this material weakness, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
     Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that these inadequacies in our controls as described in the above paragraph constituted a material weakness as of July 30, 2005.
     The Company immediately remediated the situation and implemented policies to ensure the accuracy of calculations with respect to the accounting for minority interest, retained earnings and related deferred taxes that support the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.
     The changes in our internal control related to the aforementioned material weakness identified relating to the inadequacy in the controls over the recording of minority interests, retained earnings and related deferred taxes, as discussed above, were the only changes in our internal control over financial reporting during the quarter covered by this report that would materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.
The Company has contacted and is cooperating with federal law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and trying to contact as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that it believes, after consultation with counsel, are not expected to exceed the reserves the Company has currently recorded. There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future.
As of July 30, 2005, the Company estimates that the potential exposures for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes are attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company provided an Employee Stock Purchase Plan (“ESPP”) for its employees until the end of May 2005, when the plan was discontinued. Through the ESPP, eligible employees could purchase Retail Ventures common shares through payroll deductions and the Company matched 15% of employee investments up to a maximum investment level.
While investigating the unregistered sale of shares in connection with the Company’s 401(k) Plan, it was discovered that approximately 640,000 of our common shares acquired by our employees through the ESPP may not have been registered under applicable federal or state law. While all of our common shares were acquired on the open market and in compliance with the provisions of the ESPP, because the shares were not registered, ESPP participants may have a right to rescind their purchases. The Company believes that, at this time, damages resulting from successful claims against the Company for its failure to register the Retail Ventures common shares that were purchased through the ESPP would have a negligible effect on the Company. At this time, Retail Ventures does not intend to make a rescission offer to participants in the ESPP.
The following table provides information with respect to purchases Retail Ventures made of its common shares during the second quarter of the 2005 fiscal year, if any:
Issuer Purchases of Equity Securities

Total number of
			shares purchased as	Maximum number of
			part of publicly	shares that may yet
	Total number of	Average price	announced plans or	be purchased under
	shares purchased	paid per share	programs	plans or programs
May 1, 2005 – May 28, 2005	None	—	—	None
May 29, 2005 – July 2, 2005	None	—	—	None
July 3, 2005 – July 30, 2005	None	—	—	None
Total	None	—	—	None
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Retail Ventures held its 2005 Annual Meeting on June 28, 2005. Holders of 37,514,380 common shares of Retail Ventures were present representing 96.24% of Retail Ventures’ 38,980,416 common shares issued and outstanding and entitled to vote were at the meeting.

(b)	The following persons were elected as members of Retail Ventures’ Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

Name	Votes For	Votes Withheld

Henry L. Aaron	37,038,957	475,423

Ari Deshe	37,029,858	484,522

Jon P. Diamond	37,032,107	482,273

Elizabeth M. Eveillard	36,154,608	1,359,772

Lawrence J. Ring	37,430,946	83,434

Jay L. Schottenstein	37,043,385	470,995

Harvey L. Sonnenberg	36,164,032	1,350,348

James L. Weisman	36,151,657	1,362,723

Heywood Wilansky	37,044,780	469,600
Item 5. Other Information.
(a) Pursuant to the Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005 (the “Registration Rights Agreement”), by and among the Company and the holders of the Term Loan Warrants and Conversion Warrants (the “Warrants”), Cerberus Partners, L.P., the holder of Warrants entitling it to purchase an aggregate of 9,722,085 common shares of the Company at an exercise price of $4.50 per share has requested that the Company register for resale pursuant to a Shelf Registration all of the common shares it may acquire upon exercise of Warrants.
     As required by the Registration Rights Agreement, the Company has notified the other Warrant holders, who may also request that the shares they may acquire upon exercise of Warrants be registered.
     The Company shall use its reasonable best efforts to file, promptly, a registration statement with the Securities and Exchange Commission providing for the registration for resale of all of the common shares it is requested to register by all such Warrant holders.
(b) None.
Item 6. Exhibits
See Index to Exhibits on page 45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: September 13, 2005	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995