Form 10-Q/A
period 2005-07-30
RETAIL VENTURES INC
filed 2005-12-08
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
This amendment is being filed to reflect the restatement of the Company’s Condensed Consolidated Balance Sheet and Statement of Shareholders’ Equity. The significant effects of the restatement are discussed in Note 15 to the Condensed Consolidated Financial Statements. This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this Form 10-Q as originally filed with the SEC on September 13, 2005, except as required to reflect the effects of the restatement. Except for Items 1 and 4 of Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A (Amendment No. 1).

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 30,	January 29,
	2005	2005

	*Restated

ASSETS
Cash and equivalents	$61,550	$29,258
Accounts receivable, net	16,278	7,455
Receivables from related parties	848	501
Inventories	559,110	473,051
Prepaid expenses and other assets	31,982	21,112
Deferred income taxes	62,007	64,359

Total current assets	731,775	595,736

Property and equipment, net	277,091	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	41,338	43,460
Deferred income taxes and other assets	9,414	37,806

Total assets	$1,085,517	$983,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$266,994	$202,578
Accounts payable to related parties	4,480	5,428
Accrued expenses	144,428	150,939
Warrant liability ($112,178 - related party)	113,250
Current maturities of long-term obligations	619	611

Total current liabilities	529,771	359,556

Long-term obligations, net of current maturities
Non-related parties	77,317	169,134
Related parties	50,000	174,241
Other noncurrent liabilities	131,240	87,710
Minority interest	104,716
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,358,847 and 34,110,707, respectively	165,381	143,477
Warrants		6,074
Retained earnings	34,221	50,293
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	192,473	192,714

Total liabilities and shareholders’ equity	$1,085,517	$983,355

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

4

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$69,741	$(635)	$(59)	$(6,011)	$212,187

Net loss (as restated)*					(1,192)				(1,192)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						159			159

Balance, July 31, 2004 (as restated)*	34,084	8	$143,395	$6,074	$68,549	$(372)	$(59)	$(6,011)	$211,576

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$50,293	$(3)	$(59)	$(7,068)	$192,714

Net loss					(126,975)				(126,975)
Initial public offering of subsidiary (as restated)*					110,681				110,681
Capital transactions of subsidiary					222				222
Exercise of stock options	5,248		23,760						23,760
Tax benefit related to stock options exercised			9,472						9,472
Amortization of deferred compensation						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, July 30, 2005 (as restated)*	39,359	8	$165,381	$0	$34,221	$(2)	$(59)	$(7,068)	$192,473

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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A common shares sold at a price of $19.00 per share raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.4 million. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW common shares, except to the extent necessary to satisfy obligations under warrants it has granted to certain of its lenders. Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the common shares of DSW for so long as Retail Ventures’ senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares. In addition, Retail Ventures has agreed not to sell or otherwise dispose of any of the DSW common shares for a period of 180 days following the IPO without the prior written consent of Lehman Brothers Inc. on behalf of the underwriters of the IPO. Retail Ventures accounted for the sale of DSW as a capital transaction. A deferred tax liability of $62.5 million was recorded associated with this transaction.

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
Additionally, subsequent to the issuance of the Company’s July 30, 2005 condensed consolidated financial statements on Form 10-Q, the Company determined that the previously reported deferred tax liability associated with the initial public offering of our subsidiary, as described in Note 3, should have been $62.5 million. As a result, the previously reported condensed consolidated financial statements have been restated.
A summary of the significant effects of this restatement on the July 30, 2005 balances is as follows (in thousands):

	As reported	As restated

Other noncurrent liabilities	$108,396	$131,240
Retained earnings	$57,065	$34,221
16.	COMMITMENTS AND CONTINGENCIES
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
     As of July 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2005 due to a material weakness in our internal control over financial reporting. This material weakness related to inadequacies in the controls over the recording of minority interest, retained earnings and deferred income taxes in the furnished Condensed Consolidated Balance Sheet as described below.
     During the financial closing and reporting process for the second and third quarters of Fiscal 2005, accounting errors were identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” on Form 8-K as of September 7, 2005, that announced the Company’s second quarter fiscal 2005 results and in the Company’s Form 10-Q as filed with the SEC on September 13, 2005. Specifically, the Company erroneously calculated and reported minority interest, retained earnings and deferred income taxes in the Condensed Consolidated Balance Sheet. To compensate for this material weakness, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
     Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that these inadequacies in our controls as described in the above paragraph constituted a material weakness as of July 30, 2005.
     The Company has put into place controls and implemented policies to ensure the accuracy of calculations with respect to the accounting for minority interest, retained earnings and deferred income taxes that support the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.
     The changes in our internal control related to the aforementioned material weakness identified relating to the inadequacy in the controls over the recording of minority interests, retained earnings and deferred income taxes, as discussed above, were the only changes in our internal control over financial reporting during the quarter covered by this report that would materially affect our internal control over financial reporting.
      Subsequent to the second quarter, we implemented additional changes in our internal control related to the aforementioned material weakness identified relating to the inadequacy in the controls over the recording of deferred income taxes, as discussed above. These changes were the only changes in our internal control over financial reporting subsequent to the filing of our original 10-Q.

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

RETAIL VENTURES, INC. (Registrant)
Date: December 8, 2005	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995
* Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 13, 2005.