Form 10-Q
period 2005-10-29
RETAIL VENTURES INC
filed 2005-12-08
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
YES ☐ NO ☑
The number of outstanding common shares, without par value, as of November 30, 2005 was 39,539,776.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 29,	January 29,
	2005	2005

ASSETS
Cash and equivalents	$78,778	$29,258
Accounts receivable, net	47,826	7,455
Receivables from related parties	527	501
Inventories	617,903	473,051
Prepaid expenses and other assets	28,830	21,112
Deferred income taxes	58,288	64,359

Total current assets	832,152	595,736

Property and equipment, net	276,841	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	40,278	43,460
Deferred income taxes and other assets	8,887	37,806

Total assets	$1,184,057	$983,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$268,152	$202,578
Accounts payable to related parties	4,529	5,428
Accrued expenses	186,853	150,939
Warrant liability ($47,948 — related party)	48,472
Current maturities of long-term obligations	634	611

Total current liabilities	508,640	359,556

Long-term obligations, net of current maturities
Non-related parties	148,652	169,134
Related parties	50,000	174,241
Other noncurrent liabilities	126,491	87,710
Minority interest	108,626

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,536,927 and 34,110,707, respectively	166,800	143,477
Warrants		6,074
Retained earnings	81,977	50,293
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	241,648	192,714

Total liabilities and shareholders’ equity	$1,184,057	$983,355

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		*Restated		*Restated
Net sales	$746,101	$699,738	$2,092,880	$1,977,692
Cost of sales	(462,397)	(419,776)	(1,281,412)	(1,178,731)

Gross profit	283,704	279,962	811,468	798,961

Selling, general and administrative expenses	(290,439)	(273,962)	(835,328)	(778,232)
Change in fair value of warrants ($64,193 and $(31,590) — related party, respectively)	64,778		(31,070)
License fees and other income	1,593	1,950	7,104	5,073

Operating profit (loss)	59,636	7,950	(47,826)	25,802

Interest expense, net
Non-related parties	(1,981)	(3,123)	(10,430)	(8,981)
Related parties	(1,264)	(6,815)	(12,884)	(20,266)

Income (loss) before income taxes	56,391	(1,988)	(71,140)	(3,445)

Benefit for income taxes	1,812	646	1,645	911

Income (loss) before minority interest	58,203	(1,342)	(69,495)	(2,534)

Minority interest	(4,022)		(3,299)

Net income (loss)	$54,181	$(1,342)	$(72,794)	$(2,534)

Basic and diluted income (loss) per share:
Basic	$1.37	$(0.04)	$(1.90)	$(0.07)
Diluted	$0.88	$(0.04)	$(1.90)	$(0.07)

Shares used in per share calculations:
Basic	39,479	33,978	38,227	33,914
Diluted	61,514	33,978	38,227	33,914

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$69,741	$(635)	$(59)	$(6,011)	$212,187

Net loss (as restated)*					(2,534)				(2,534)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						231			231

Balance, October 30, 2004 (as restated)*	34,084	8	$143,395	$6,074	$67,207	$(300)	$(59)	$(6,011)	$210,306

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$50,293	$(3)	$(59)	$(7,068)	$192,714

Net loss					(72,794)				(72,794)
Initial public offering of subsidiary					104,474				104,474
Capital transactions of subsidiary					4				4
Exercise of stock options	5,426		24,493						24,493
Tax benefit related to stock options exercised			10,158						10,158
Amortization of deferred compensation expense						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, October 29, 2005	39,537	8	$166,800	$0	$81,977	$(2)	$(59)	$(7,068)	$241,648

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 29,	October 30,
	2005	2004
		*Restated
Cash flows from operating activities:
Net loss	$(72,794)	$(2,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	4,116	4,269
Depreciation and amortization	42,998	40,011
Change in fair value of warrants ($31,590 — related party)	31,070
Deferred income taxes and other noncurrent liabilities	(3,579)	(10,567)
Tax benefit related to stock options exercised	10,158
Loss on disposal of assets	560	25
Minority interest in consolidated subsidiary	3,299
Impairment charges		712
Other	603	231
Change in working capital, assets and liabilities:
Receivables	(40,397)	(4,222)
Inventories	(144,852)	(164,494)
Prepaid expenses and other assets	(7,903)	(14,305)
Accounts payable	61,145	128,283
Proceeds from lease incentives	8,972	10,396
Accrued expenses	35,983	16,956

Net cash (used in) provided by operating activities	(70,621)	4,761

Cash flows from investing activities:
Capital expenditures	(33,400)	(56,754)
Proceeds from sale of assets	98	111
Tradename acquisition		(4,056)

Net cash used in investing activities	(33,302)	(60,699)

Cash flows from financing activities:
Payments of capital lease obligations	(459)	(606)
Payments on long-term debt	(125,000)
Net (decrease) increase in revolving credit facility	(20,000)	60,000
Debt issuance costs	(3,527)	(438)
Proceeds from exercise of stock options	24,493	422
Proceeds from sale of stock of subsidiary	277,936

Net cash provided by financing activities	153,443	59,378

Net increase in cash and equivalents	49,520	3,440
Cash and equivalents, beginning of period	29,258	14,226

Cash and equivalents, end of period	$78,778	$17,666

* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures”) and its wholly-owned subsidiaries, and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company”. Retail Ventures operates three segments in the United States of America (“United States”); Value City Department Stores LLC (“Value City”), DSW, and Filene’s Basement, Inc. (“Filene’s Basement”).

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

In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City, a newly created, wholly-owned subsidiary of Retail Ventures. In connection with this reorganization, Value City transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.

Value City. Located in the Midwestern, Eastern and Southern United States and operating for over 80 years principally under the name Value City, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. At October 29, 2005, there were 114 Value City stores in operation.

DSW. Located throughout the United States, the DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. As of October 29, 2005, there were 197 DSW stores in operation. Additionally, pursuant to a license agreement with Filene’s Basement, DSW supplies leased shoe departments in most Filene’s Basement stores. Results of operations of the leased shoe departments are included with the DSW segment. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of October 29, 2005, DSW supplied 157 leased departments for Stein Mart, 53 for Gordmans, 25 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Results of operations under the supply agreements are included with the DSW segment. During the three months and nine months ended October 29, 2005, DSW opened 13 and 27 new DSW stores, respectively, and, during the nine months ended October 29,

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2005, re-categorized two DSW/Filene’s Basement combination store locations as leased shoe departments which are included in the DSW segment.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing top-tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of October 29, 2005, there were 27 Filene’s Basement stores in operation.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Retail Ventures’ 2004 Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as amended and filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2005 (the “2004 Annual Report”). This Form 10-Q reflects all changes incorporated into the Retail Ventures Amendment No. 1 to Form 10-Q/A for the quarter ended July 30, 2005.

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

On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A common shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.9 million. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW common shares, except to the extent necessary to satisfy obligations under warrants it has granted to certain of its lenders. Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the common shares of DSW for so long as Retail Ventures’ senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares. In addition, Retail Ventures has agreed not to sell or otherwise dispose of any of the DSW common shares for a period of 180 days following the IPO without the prior written consent of Lehman Brothers Inc. on behalf of the

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
underwriters of the IPO. Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded.

4.	STOCK BASED COMPENSATION

Retail Ventures has various stock-based employee compensation plans. The Company accounts for those plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost has been recognized for the fixed stock option plans or the discontinued stock purchase plan, which was discontinued at the end of May 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation.”

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$54,181	$(1,342)	$(72,794)	$(2,534)
Add: Stock-based employee compensation (benefit) expense included in reported net income, net of tax	(861)	94	3,197	448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	554	(562)	(3,775)	(2,343)

Pro forma net income (loss)	$53,874	$(1,810)	$(73,372)	$(4,429)

Income (loss) per share:
Basic as reported	$1.37	$(0.04)	$(1.90)	$(0.07)
Diluted as reported	$0.88	$(0.04)	$(1.90)	$(0.07)
Basic pro forma	$1.36	$(0.05)	$(1.92)	$(0.13)
Diluted pro forma	$0.88	$(0.05)	$(1.92)	$(0.13)
5.	TRADENAMES AND OTHER INTANGIBLES

During the nine months ended October 30, 2004, Retail Ventures acquired the “Leslie Fay” tradename for approximately $4.1 million. This amortizing asset has been assigned an anticipated life of 15 years.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.	LONG-TERM OBLIGATIONS AND SHAREHOLDERS’ EQUITY

On July 5, 2005, Retail Ventures amended or terminated the then-existing credit facilities and other debt obligations of Value City and its other affiliates, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, as follows:

Amended and Restatement of Value City Revolving Credit Facility.

The Company and its affiliates amended and restated the Loan and Security Agreement originally entered into in June 2002 (the “Revolving Credit Facility”). Pursuant to the $275 million Amended and Restated Loan and Security Agreement, entered into on July 5, 2005, (i) DSW was released from its obligations under the Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the July 2005 Amended and Restated Loan and Security Agreement (the “Amended and Restated Revolving Credit Facility”), Retail Ventures and its wholly-owned subsidiaries are named as co-borrowers. The Amended and Restated Revolving Credit Facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Retail Ventures’ obligations under the Amended and Restated Revolving Credit Facility are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, including a pledge of all of Retail Ventures’ shares of DSW. In addition, the Amended and Restated Revolving Credit Facility contains usual and customary covenants that, among other things, restrict Retail Ventures’ ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity.

Amendment of Value City Term Loan Facility.

The Company and its affiliates amended the Financing Agreement, as amended, among Cerberus Partners, L.P. (“Cerberus”), as agent, and other parties named therein, originally entered into in June 2002 (as so amended, the “Term Loan Facility”). Pursuant to the Fourth Amendment to Financing Agreement entered into July 5, 2005, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the term loan indebtedness, and (iii) the Company agreed to amend the issued and outstanding 2,954,792 warrants (“Term Loan Warrants”) to provide Cerberus, Schottenstein Stores Corporation (“SSC”) and Back Bay Capital Funding LLC (“Back Bay”) the right, from time to time, in whole or in part, to (A) acquire Retail Ventures’ common shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO, or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium Partners, L.P. Although Retail Ventures has no present intention or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures would effect such

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants would receive the same number of DSW Class A common shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants would be exercisable solely for Retail Ventures common shares. The Company has granted the Term Loan Facility lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. In June 2002, a value of $6.1 million was ascribed to the Term Loan Warrants using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.

Amendment and Restatement of Value City Convertible Loan Facility.

The Company and its affiliates amended and restated the Amended and Restated Senior Convertible Loan Agreement, as amended, with Cerberus, as agent and lender, SSC, as lender, and the other parties named therein, originally entered into in June 2002 (the “Convertible Loan Facility”). Pursuant to the Second Amended and Restated Senior Loan Agreement (the “Second Amended and Restated Senior Loan Agreement”), entered into July 5, 2005, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of this facility, (iii) the remaining $50 million convertible loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the amended loan facility, and (v) Retail Ventures issued to SSC and Cerberus convertible warrants (the “Conversion Warrants”) which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Second Amended and Restated Senior Loan Agreement. The July 2005 Second Amended and Restated Senior Loan Agreement is not eligible for prepayment until June 11, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Second Amended and Restated Senior Loan Agreement (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price of $19.00 per share which equals the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures has no present intention or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures would effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants would receive the same number of DSW Class A common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants would be exercisable solely for Retail Ventures common shares.

Warrants

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As a result of the previously discussed credit facilities’ modifications made on July 5, 2005, the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $11.3 million, between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability, was recorded to paid in capital. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a gain of $64.8 million in the three-month period ended October 29, 2005 and a charge of $31.1 million for the nine months then ended. The initial recording of the Conversion Warrants was $93.1 million. No tax benefit has been recognized in connection with this charge.

These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $48.5 million at October 29, 2005. There were no derivative instruments outstanding at January 29, 2005. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

The above amendments to the Term Loan Facility and the Convertible Loan Facility were viewed in the aggregate and deemed to be modifications.

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

The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and nine months ended October 29, 2005 and October 30, 2004:

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30
	2005	2004	2005	2004
	(in thousands)
Service cost	$11	$11	$34	$32
Interest cost	366	350	1,098	1,051
Expected return on plan assets	(393)	(359)	(1,179)	(1,077)
Amortization of transition asset	(9)	(9)	(28)	(28)
Amortization of net loss	175	145	525	435

Net periodic benefit cost	$150	$138	$450	$413

As of October 29, 2005, the Company has contributed the $2.5 million required for fiscal 2005 to meet the minimum funding requirements of ERISA. During the nine months ended October 30, 2004, the Company contributed approximately $1.7 million to its pension benefit plans.

8.	OTHER BENEFIT PLANS

The Company maintains a Profit Sharing and 401(k) Plan (the “401(k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to 30% of their compensation to the 401(k) Plan on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the 401(k) Plan, the Company matches employee deferrals into the 401(k) Plan as follows: 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the 401(k) Plan each year. In fiscal 2004 the Company contributed $1.3 million to the 401(k) Plan for discretionary profit sharing. As of October 29, 2005 the Company has made no discretionary profit sharing contributions for fiscal 2005.

The Company identified the following issue involving its 401(k) Plan:

It is the position of the Securities and Exchange Commission (the “SEC”) SEC that, if participants’ 401(k) plan contributions can be invested in employer securities, all of the securities offered pursuant to the plan must be registered under the Securities Act of 1933 (the “Securities Act”). This is true regardless whether the plan acquires the shares from the employer or on the open market and whether the shares are purchased with employee contributions or the company’s match. Based on this interpretation of the Securities Act, Retail Ventures registered 600,000 common shares for inclusion in the Retail Ventures, Inc. Common Stock Fund under the 401(k) Plan.

Although all purchases by the custodian of the 401(k) Plan were made in the open market and in a manner consistent with the 401(k) Plan and the investment elections of the 401(k) Plan participants, Retail Ventures has determined that (i) more common shares have been purchased by the custodian of the 401(k) Plan and allocated to the Retail Ventures, Inc.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Common Stock Fund than were registered in accordance with the Securities Act and (ii) certain participants in the 401(k) Plan may not have received the prospectus required to be delivered under the Securities Act.

Effective November 29, 2005, Retail Ventures commenced an offer for a 30-day right of rescission with regard to all of its common shares purchased by the custodian of the 401(k) Plan and included in units purchased by 401(k) Plan participants between July 12, 2003 and December 22, 2004. Under the rescission offer, which will apply to approximately 700,000 Retail Ventures common shares, if 401(k) Plan participants have sold units at a loss, Retail Ventures will credit to their 401(k) Plan account an amount equal to the price per unit they paid less the proceeds from the sale of the units plus applicable interest. Additionally, if 401(k) Plan participants continue to hold the units and the market price of the Retail Ventures common shares as of the expiration date of the rescission offer is less than the price they paid for the units plus applicable interest, Retail Ventures will repurchase units that are subject to the rescission offer and will credit their 401(k) Plan account with an amount equal to the price per unit they paid plus interest from the date of purchase of the units through the date the credit is made. The rescission offer expires after December 29, 2005.

SSC, as the primary sponsor of the 401(k) Plan, and Retail Ventures, as an additional sponsor of the 401(k) Plan, elected to close the Retail Ventures, Inc. Common Stock Fund to additional investments effective July 1, 2005. Subsequent to December 22, 2004, all 401(k) Plan participants received registered securities and the prospectus required to be delivered under the Securities Act.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basic earnings per share are based on the net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings per share reflects, in addition to the simple weighted average common shares outstanding, the potential dilution of common shares related to outstanding stock options, stock appreciation rights (“SARS”) and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net income (loss) adjusted to remove the effect of interest, adjusted for tax, on the pre-amended Convertible Loan Facility assuming such effect is not anti-dilutive (in which case the interest would be included in the numerator and the potential shares excluded from the denominator). The denominator is the weighted average shares outstanding.

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(in thousands)
Weighted average shares outstanding	39,479	33,978	38,227	33,914
Assumed exercise of dilutive SARS	257
Assumed exercise of dilutive stock options	698
Assumed exercise of dilutive term loan warrants	4,413
Assumed exercise of dilutive conversion warrants	16,667

Number of shares for computation of dilutive earnings per share	61,514	33,978	38,227	33,914

For the nine months ended October 29, 2005 and the three and nine months ended October 30, 2004, all potentially dilutive instruments (stock options, SARS, warrants and convertible debt) were anti-dilutive.

There were securities outstanding at October 29, 2005 and October 30, 2004 that were anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. The total amount of securities outstanding that were not included in the computation of dilutive earnings per share for the periods presented are as follows:

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(in thousands)
Stock options	227	7,789	2,122	7,789
SARS		1,193	1,486	1,193
Term loan warrants		2,955	4,413	2,955
Conversion warrants			16,667
Convertible debt		16,667		16,667

Total potentially dilutive instruments	227	28,604	24,688	28,604

Reductions to compensation costs of $0.9 million and $0.1 million, net of tax, were recorded during the three months ended October 29, 2005 and October 30, 2004, relating to SARS.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Compensation charges of $3.1 million and $0.5 million, net of tax, were recorded during the nine months ended October 29, 2005 and October 30, 2004, respectively, relating to SARS.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.	ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $7.1 million at each of October 29, 2005 and January 29, 2005, relates to the Company’s minimum pension liability, net of income tax.

12.	TAX VALUATION

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the state jurisdiction. The allowance at October 29, 2005 and at January 29, 2005 was $9.7 and $4.2 million, respectively.

The tax rate of 2.3% for the nine months ended October 29, 2005, reflects: (a) the negative impact of the non-deductible warrant amortization included for book income but not for tax income, (b) the increase of $5.5 million in the valuation allowance and (c) the write-off of $5.2 million of deferred tax assets no longer deductible as a result of tax regulation changes enacted by the State of Ohio legislature related to the new Commercial Activity Tax in Ohio. The negative impacts discussed above were offset by the $10.2 million tax effect of stock

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
option exercises that occurred during the nine months ended October 29, 2005 and that are deductible for tax income but not for book income.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended
	October 29,	October 30,
	2005	2004
	(in thousands)
Cash paid during the period for:

Interest:
Non-related parties	$7,583	$7,346
Related parties	15,104	17,675

Income taxes	$15,282	$11,675

Noncash investing and operating activities —
Changes in accounts payable due to asset purchases	$3,530	$(1,827)
14.	SEGMENT REPORTING

The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as income (loss) before interest expense (income) and benefit (provision) for income taxes and minority interest.

The Company’s business segments were realigned at the beginning of fiscal 2005 to reflect how the Company establishes strategic goals and manages the business. The realignment resulted in the Filene’s Basement shoe business being included within the DSW segment. The fiscal 2004 presentation has been retroactively adjusted to conform to this realignment.

The tables below present segment statement of operations information.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended October 29, 2005
Net sales	$341,687	$302,240	$102,174	$746,101
Operating profit	40,851	17,728	1,057	59,636
Depreciation and amortization	7,176	4,649	2,245	14,070
Interest expense (income), net	2,615	(149)	779	3,245
Benefit (provision) for income taxes	8,906	(6,965)	(129)	1,812

Capital expenditures	6,006	5,740	1,197	12,943

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended October 30, 2004
Net sales	$347,154	$262,444	$90,140	$699,738
Operating (loss) profit	(6,853)	16,789	(1,986)	7,950
Depreciation and amortization	7,445	4,823	1,788	14,056
Interest expense, net	7,931	989	1,018	9,938
Benefit (provision) for income taxes	5,899	(6,371)	1,118	646

Capital expenditures	8,819	6,585	8,723	24,127

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 29, 2005
Net sales	$954,312	$860,257	$278,311	$2,092,880
Operating (loss) profit	(89,303)	53,469	(11,992)	(47,826)
Depreciation and amortization	21,848	14,229	6,921	42,998
Interest expense, net	12,211	8,384	2,719	23,314
Benefit (provision) for income taxes	13,616	(17,942)	5,971	1,645

Capital expenditures	13,139	21,248	2,543	36,930

As of October 29, 2005
Total assets	553,967	481,788	148,302	1,184,057

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 30, 2004
Net sales	$1,005,763	$729,406	$242,523	$1,977,692
Operating (loss) profit	(12,640)	46,123	(7,681)	25,802
Depreciation and amortization	21,341	13,663	5,007	40,011
Interest expense, net	23,851	2,460	2,936	29,247
Benefit (provision) for income taxes	14,459	(17,584)	4,036	911

Capital expenditures	17,887	19,802	17,238	54,927

As of January 29, 2005
Total assets	467,024	395,437	120,894	983,355

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	RESTATEMENT OF FINANCIAL STATEMENTS

In February 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain lease related accounting issues and their application under accounting principles generally accepted in the United States. Following the release of the SEC letter, many retail companies reviewed their previous interpretations of these lease accounting issues and announced that they would restate their results for previous periods.

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

The Company restated its condensed consolidated statements of operations, shareholders’ equity and cash flows for the interim periods ended October 30, 2004, and the effected notes therein. The Company also restated the segment financial information for the interim periods ended October 30, 2004 (see Note 14). The impact of the restatement was an increase in net loss of $1.2 million for the nine months ended October 30, 2004 and an increase in net loss of $0.4 million for the three months ended October 30, 2004.

In the condensed consolidated statement of cash flows for the nine months ended October 30, 2004, the Company excluded from cash used for capital expenditures and the change in accounts payable, the amount of asset purchases included in accounts payable, to be consistent with the October 29, 2005 presentation.

The significant effects of the corrections of the errors to the Company’s Condensed Consolidated Financial Statements are as follows:

	Three months ended October 30, 2004
	As reported	Adjustments	As restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(273,560)	$(402)	$(273,962)
Operating profit	8,352	(402)	7,950
Loss before income taxes	(1,586)	(402)	(1,988)
Net loss	(940)	(402)	(1,342)
Basic and diluted loss per share	(0.03)	(0.01)	(0.04)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine months ended October 30, 2004
	As reported	Adjustments	As restated

Consolidated Statements of Operations:
Selling, general and administrative expenses	$(777,025)	$(1,207)	$(778,232)
Operating profit (loss)	27,009	(1,207)	25,802
Loss before income taxes	(2,238)	(1,207)	(3,445)
Net loss	(1,327)	(1,207)	(2,534)
Basic and diluted loss per share	(0.04)	(0.03)	(0.07)

Consolidated Statements of Cash Flows:
Net loss	$(1,327)	$(1,207)	$(2,534)
Depreciation and amortization	39,507	504	40,011
Deferred income taxes and other noncurrent liabilities	(9,008)	(1,559)	(10,567)
Proceeds from lease incentives	8,605	1,791	10,396
Accrued expenses	16,485	471	16,956
Net cash (used in) provided by operating activities	(5,671)	8,605	2,934
Net cash used in investing activities	(50,267)	(8,605)	(58,872)
16.	COMMITMENTS AND CONTINGENCIES

On March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft took place primarily over two weeks and covered all customers who made purchases at 108 DSW stores, primarily during a three-month-period from mid-November 2004 to mid-February 2005. Transaction information involving approximately 1.4 million credit cards was obtained. For each card, the stolen information included credit card or debit card numbers, name and transaction amount. In addition, data from transactions involving approximately 96,000 checks were stolen. In these cases, checking account numbers and driver’s license numbers were obtained.

The Company has contacted and is cooperating with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and has contacted as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that, after consultation with counsel, it believes will not exceed the reserves the Company has currently recorded.

As of October 29, 2005, the Company estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, if any, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.

There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. (“Retail Ventures”), and its wholly owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), its controlled subsidiary, DSW Inc. (“DSW”), and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
As discussed in Note 15 to the Condensed Consolidated Financial Statements, the Company’s October 30, 2004 Condensed Consolidated Financial Statements have been restated. This discussion and analysis gives effect to the restatement.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. As discussed in the Notes to Consolidated Financial Statements that are included in our 2004 Annual Report, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full. The layaway program was discontinued in the current year.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.7 million at October 29, 2005 and $42.8 million at January 29, 2005.

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

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow (undiscounted and without interest) remains negative. During the nine months ended October 29, 2005, there were no impairments recorded. For the nine months ended October 30, 2004, we recorded an impairment of $0.7 million related to the Value City segment for store assets.

We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed or fall short of those anticipated, reserves recorded may not be appropriate, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At October 29, 2005, the actuarial assumptions of our plans have remained unchanged from our 2004 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. DSW’s accrued liability for the customer loyalty program as of October 29, 2005 and January 29, 2005 was $7.4 million and $4.5 million, respectively.

During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. These rewards were redeemed in the first quarter of fiscal 2005, and no liability remains at October 29, 2005. Filene’s Basement utilizes this customer database for direct mail and e-mail marketing efforts during fiscal 2005.

•	Change in fair value of Warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and nine months ended October 29, 2005 and October 30, 2004, the Company did not have any derivatives designated as hedges. During the three months ended October 29, 2005, the Company recorded income related to a change in the fair value of the Warrants of $64.8 million. During the nine months ended October 29, 2005, the Company recorded a charge related to the change in the fair value of the Warrants of $31.1 million, including a $93.1 million charge relating to the initial recording of the Conversion Warrants. There were no changes in fair value recorded during the three or nine months ended October 30, 2004 as the Company did not have any derivatives outstanding during that time period.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the nine months ended October 29, 2005, we established an additional valuation reserve of $5.5 million for state net operating loss carry forwards and wrote-off $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses.

Following the completion of the DSW initial public offering (“IPO”) in June 2005, DSW is no longer included in the Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended		Nine months ended
	October, 29	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(62.0)	(60.0)	(61.2)	(59.6)

Gross profit	38.0	40.0	38.8	40.4
Selling, general and administrative expenses	(38.9)	(39.2)	(39.9)	(39.4)
Change in fair value of warrants	8.7		(1.5)
License fees and other income	0.2	0.3	0.3	0.3

Operating profit (loss)	8.0	1.1	(2.3)	1.3
Interest expense, net	(0.4)	(1.4)	(1.1)	(1.5)

	Three months ended		Nine months ended
	October, 29	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Income (loss) before income taxes	7.6	(0.3)	(3.4)	(0.2)
Benefit for income taxes	0.2	0.1	0.1	0.1

Income (loss) before minority interest	7.8	(0.2)	(3.3)	(0.1)
Minority interest	(0.5)		(0.2)

Net Income (loss)	7.3%	(0.2)%	(3.5)%	(0.1)%

THREE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2004
Net Sales. Net sales increased $46.4 million, or 6.6%, from $699.7 million to $746.1 million. Comparable store sales increased by 1.0% and, by segment, were:

	Three months ended
	October 29, 2005	October 30, 2004

	(Decrease) Increase
Value City	(1.0)%	(7.8)%
DSW	3.5%	0.8%
Filene’s Basement	2.1%	1.1%

Total	1.0%	(4.1)%

Value City net sales decreased $5.5 million to $341.7 million. The sales for comparable stores decreased 1.0% due to declines in customer traffic. All stores in the segment are in the comparative stores base. In addition, during the third quarter of fiscal 2005, Value City operated two fewer stores than in the previous year. These stores had net sales of $2.6 million in the comparable three month-period ended October 30, 2004. The decrease in comparable sales is comprised of decreases in mens, childrens and hardlines of 0.6%, 8.5% and 9.3%, respectively. Jewelry, shoes and ladies sales increased over the comparable period by 7.8%, 6.0% and 6.6%, respectively. During the comparable quarters, the transaction volume in the Value City segment decreased by 7.3% while the average unit retail increased 4.3% and the number of units in the basket increased 1.5%. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 1.1% and 2.9% of total segment sales in the three month-periods ended October 29, 2005 and October 30, 2004, respectively. Throughout the first quarter of fiscal 2005, Value City began the initial phase to transition a new merchandise strategy which includes more name brand merchandise and better assortments across all categories. The transition to this new merchandising strategy was substantially in place relative to this year’s goals by the end of the third quarter of fiscal 2005.
DSW net sales were $302.2 million, a $39.8 million, or 15.2%, increase over the comparable period in fiscal 2004. Comparable store sales in the quarter improved 3.5%. The increase in DSW sales includes a net increase of 30 DSW stores, 7 non-affiliated leased shoe departments and two Filene’s Basement leased shoe departments not including the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment, from October 30, 2004. The DSW store locations and the leased shoe departments that opened subsequent to October 30, 2004 added $23.3 million and $1.5 million, respectively. DSW comparable sales in the merchandise categories of womens, athletics and mens had increases of 5.7%, 1.1% and 0.4%, respectively, and decreased in the accessories category by 9.4%. Sales increases in the womens category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s fashion class. The decrease in accessories resulted from declines in all classes of accessories. The accessories category represents 4.6% of total comparable DSW store sales for the third quarter of fiscal 2005.
Filene’s Basement net sales increased $12.0 million, or 13.4%, in the quarter to $102.2 million. Filene’s Basement had a net increase of two stores over the prior year’s period and a comparable store sales increase of 2.1%. Net sales for the new store that opened in fiscal 2005 added $2.4 million to current year sales while the impact for all stores which opened last year on the fiscal 2005 sales increase was $8.0 million. The merchandise categories of mens, ladies and childrens had comparable sale increases of 3.5%, 1.2% and 25.5%, respectively. The jewelry category had an increase of 15.7% driven by watches and costume jewelry classes. Home goods comparable sales increased 2.8%. The childrens and jewelry categories represent 2.0% and 5.6%, respectively, of total comparative stores sales.
Gross Profit. Total gross profit increased $3.7 million from $280.0 million to $283.7 million. Gross profit, as a percentage of sales, decreased to 38.0% compared to 40.0% for the prior year’s period. The decrease in the overall margin rate is attributable to the decrease in gross profit from the Value City and DSW segments, offset in part by increases at the Filene’s Basement segment.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	October 29, 2005	October 30, 2004

Value City	35.4%	38.9%
DSW	41.8%	43.5%
Filene’s Basement	35.6%	34.2%

Total	38.0%	40.0%

Value City’s gross profit decreased $14.3 million from the comparable period of fiscal 2004. The decrease is attributable to several factors, including lower initial markups as a result of a planned shift in strategy toward more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs and we have reduced our initial markups which we believe will improve our sell through. The segment also incurred additional markdowns within the quarter related to increased point of sales discounts on clearance merchandise compared to the prior year’s comparable quarter and deeper initial price reductions on permanent markdowns.
The DSW gross profit increased $12.4 million to $126.4 million in the third quarter of fiscal 2005 from $114.0 million in the third quarter of fiscal 2004, and decreased as a percentage of net sales from 43.5% in the third quarter of fiscal 2004 to 41.8% in the third quarter of fiscal 2005. This decrease as a percentage of sales is primarily attributable to increased markdowns caused by higher average unit retail price on items in clearance and additional markdowns in our accessories category. These negative factors were partially offset by an increase in our initial markups.
Filene’s Basement gross profit increased by $5.6 million from the comparable period of fiscal 2004 which is attributable to new stores offset by increased markdowns related to the ready to wear categories and slow moving spring, domestic and certain imported stock categories. During the quarter, the initial markup remained comparable to the prior year’s markup.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $16.4 million from $274.0 million to $290.4 million. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments, excluding pre-opening costs, not opened as of October 30, 2004, was $9.5 million for the three months ended October 29, 2005. Pre-opening costs decreased approximately $1.6 million during the three months ended October 29, 2005, compared with the three months ended October 30, 2004. As a percentage of sales, SG&A expense was 38.9% compared to 39.2% in the comparable quarter last year.
SG&A expense, as a percent of sales by segment, was:

	Three months ended
	October 29, 2005	October 30, 2004

Value City	42.7%	41.5%
DSW	36.0%	36.9%
Filene’s Basement	37.0%	37.9%

Total	38.9%	39.2%

The Value City segment’s SG&A expense increase as a percentage of sales is primarily the result of fixed costs primarily in occupancy and salaries not being leveraged against the current period sales. Value City closed a related party leased warehouse facility and recorded $2.8 million in expenses associated with the closing. Pre-opening costs decreased in Filene’s Basement by approximately $1.0 million during the three months ended October 29, 2005 compared with the three months ended October 30, 2004. Total SG&A expense associated with new Filene’s Basement stores not opened as of October 30, 2004, excluding pre-opening costs, was $1.4 million for the three months ended October 29, 2005.
The DSW segment SG&A expense percentage decreased as a percentage of sales. Included in the DSW SG&A expenses, excluding pre-opening costs, are costs associated with new DSW stores and new leased shoe departments not opened as of October 30, 2004 of $7.8 million and $0.3 million, respectively, for the three months ended October 29, 2005. Pre-opening costs, which are expensed as incurred, decreased approximately $0.6 million to $3.6 million during the three months ended October 29, 2005 compared with the three months ended October 30, 2004.
Change in Fair Value of Warrants. During the three months ended October 29, 2005, the Company recorded non-cash income of $64.8 million representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for the three months ended October 30, 2004.
License Fees and Other Income. License fees and other income were $1.6 million and $2.0 million for the three months ended October 29, 2005 and October 30, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). Operating profit for the quarter ended October 29, 2005 was $59.6 million compared to an operating profit of $8.0 million for the quarter ended October 30, 2004, an increase of $51.6 million. Operating profit as a percentage of sales was 8.0% and 1.1% for October 29, 2005 and October 30, 2004, respectively.
Operating profit (loss) as a percent of sales by segment in the third quarter was:

	Three months ended
	October 29, 2005	October 30, 2004

Value City	12.0%	(2.1)%
DSW	5.9%	6.6%
Filene’s Basement	1.0%	(2.2)%

Total	8.0%	1.1%

Interest Expense, Net. Net interest expense for the quarter ended October 29, 2005 decreased $6.7 million to $3.2 million. The decrease is due primarily to a decrease of $253.1 million in average borrowings during the three months ended October 29, 2005, compared to the three months ended October 30, 2004, and a decrease of 0.6% in our weighted average borrowing rate.
Income Taxes. The three months ended October 29, 2005 reflects a tax benefit of $1.8 million or a negative 3.2% effective tax rate as compared to 32.5% for the three months ended October 30, 2004. The tax rate of 3.2% reflects the negative impact of the change in fair value on the mark to market accounting for the Warrants included for book income but not for tax income.
Minority Interest. For the third quarter of fiscal 2005, net income was decreased by $4.0 million to reflect that portion of the income DSW minority shareholders had recognized on the equity method of accounting.
Net Income (Loss). For the third quarter of fiscal 2005, net income increased $55.5 million compared to the third quarter net loss of fiscal 2004 and represents 7.3% versus (0.2)% of net sales, respectively. The net income for the third quarter of fiscal 2005 was primarily attributable to the $64.8 million non-cash change in fair value of the Warrants recorded during the third quarter of 2005.

NINE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2004
Net Sales. Net sales increased $115.2 million, or 5.8%, from $1,977.7 million to $2,092.9 million. Comparable store sales decreased by 0.9% and, by segment, were:

	Nine months ended
	October 29, 2005	October 30, 2004

	(Decrease) increase
Value City	(4.6)%	(4.9)%
DSW	3.7%	4.7%
Filene’s Basement	1.9%	6.4%

Total	(0.9)%	(0.7)%

Value City net sales decreased $51.5 million to $954.3 million. The sales for comparable stores decreased 4.6% due to declines in customer traffic. All stores in the segment are in the comparative stores base. In addition, during the fiscal 2005 period, Value City operated two fewer stores than in the previous year. These stores had additional net sales of $6.4 million in the nine month-period ended October 30, 2004 compared to the nine month-period ended October 29, 2005. The decrease in comparable sales is comprised of decreases in mens, childrens, hardlines and shoes of 6.7%, 10.3%, 6.9% and 4.8%, respectively. In addition, there were increases in the comparable sales of ladies and jewelry of 0.1% and 1.7%, respectively. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 2.7% and 2.8% of total segment sales in the nine month-periods ended October 29, 2005 and October 30, 2004. During the comparable nine months, the transaction volume in the Value City segment decreased by 9.5% while the average unit retail increased 1.0% and the number of units in the basket increased 3.8%. Sales by category have been impacted by the result of the decreased transaction volume and the reduction of inventory levels on historical clearance sales. Throughout the first nine months of 2005, Value City began the initial phase to transition a new merchandise strategy which includes more name brand merchandise and better assortments across all categories. The transition to this new merchandising strategy was substantially in place relative to this year’s goals by the end of the third quarter of fiscal 2005.
DSW net sales were $860.3 million, a $130.9 million, or 17.9%, increase over the comparable period. Comparable store sales in the nine months ended October 29, 2005 improved by 3.7%. The increase in DSW sales includes a net increase of 30 DSW stores, 7 non-affiliated leased shoe departments and two Filene’s Basement leased shoe departments not including the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment, from October 30, 2004. The DSW store locations and the leased shoe departments that opened subsequent to October 30, 2004, added $53.3 million and $3.4 million, respectively. DSW comparable sales increased in the merchandise categories of womens, athletics and mens by 4.2%, 6.8% and 1.8%, respectively, and decreased in the accessories category by 6.9%. Sales increases in the womens category was driven primarily by increases in the dress and seasonal classes while the increase in the men’s category was primarily driven by increases in the fashion and casual classes. The increase in the athletic category was primarily the result of the improvement in the fashion class. The decrease in accessories was the result of declines in all classes of accessories. The accessories category represented 4.7% of total comparable DSW store sales in the nine-month period.
Filene’s Basement net sales increased $35.8 million, or 14.8%, in the nine month-period to $278.3 million. Filene’s Basement had a net increase of two stores over the prior year’s period and a comparable store sales increase of 1.9%. Net sales for the new store that opened in fiscal 2005 added $6.4 million to current year sales while the impact for all stores which opened last year on the fiscal 2005 sales increase was an increase of $25.1 million. Merchandise categories of mens, ladies and childrens had comparable sale increases of 1.5%, 3.2% and 18.8%, respectively. The jewelry category had an increase of 14.3%. Home goods comparable sales in the segment decreased 0.5%. The childrens and jewelry categories represent 1.9% and 6.0%, respectively, of total comparative stores sales. The increase in jewelry was the result of increases in all jewelry classes.
Gross Profit. Total gross profit increased $12.5 million from $799.0 million. Gross profit, as a percentage of sales, decreased to 38.8% compared to 40.4% for the prior year period. The decrease in the overall margin rate is attributable to negative comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Nine months ended
	October 29, 2005	October 30, 2004

Value City	36.6%	39.6%
DSW	42.6%	43.3%
Filene’s Basement	34.4%	34.8%

Total	38.8%	40.4%

Value City’s gross profit decreased $49.0 million from the comparable period of fiscal 2004. The decrease is attributable to several factors, including two store closings in the current fiscal year as compared to fiscal 2004 and lower initial markups as a result of a planned shift in strategy toward more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs and we have reduced our initial markups which we believe will improve our sell through. The segment also incurred additional markdowns related to increased point of sales discounts on clearance merchandise compared to the prior year’s comparable nine months and deeper initial price reductions on permanent markdowns.
DSW’s gross profit increased $50.4 million to $366.5 million in the nine-month period ended October 29, 2005 from $316.1 million in the same nine-month-period of fiscal 2004, and decreased as a percentage of net sales from 43.3% in the fiscal 2004 nine-month period to 42.6% in the fiscal 2005 nine-month period. This decrease as a percentage of sales is primarily attributable to increased markdowns in the accessory category and higher average unit retail price across all categories. These negative factors were partially offset by an increase in our initial markups.
Filene’s Basement’s gross profit increased $11.1 million from the comparable period of fiscal 2004. The increase is attributable to new stores offset by increased markdowns over the prior year related to Fall clearance merchandise, ready to wear categories and slow moving spring, domestic and certain imported stock categories. During the nine-month period ended October 29, 2005, the initial markup remained comparable to the prior year’s markup.
Selling, General and Administrative Expenses. SG&A expenses increased $57.1 million from $778.2 million to $835.3 million. Total SG&A expense, excluding pre-opening costs, associated with DSW stores, Filene’s Basement stores and leased shoe departments not opened as of October 30, 2004, was $21.1 million for the nine months ended October 29, 2005. Pre-opening costs decreased approximately $3.9 million during the nine months ended October 29, 2005 compared to the nine months ended October 30, 2004. As a percentage of sales, SG&A expense was 39.9% compared to 39.4% in the comparable nine months last year.
SG&A expense, as a percent of sales by segment, was:

	Nine months ended
	October 29, 2005	October 30, 2004

Value City	43.2%	41.3%
DSW	36.5%	37.0%
Filene’s Basement	41.2%	39.7%

Total	39.9%	39.4%

The Value City and Filene’s Basement SG&A expense increase as a percentage of sales is primarily the result of occupancy and salaries not being leveraged against the current period sales. Value City closed two underperforming stores and a warehouse location during the nine months ended October 29, 2005. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations and an additional $0.2 million for other store closing costs. The related party leased warehouse facility closing resulted in $2.8 million in expenses associated with assets written off and the remaining lease buyout. Pre-opening costs, which are expensed as incurred, decreased in Filene’s Basement by approximately $2.3 million during the nine months ended October 29, 2005, compared to the nine months ended October 30, 2004. Total SG&A expense associated with new Filene’s Basement stores, excluding pre-opening costs of Filene’s Basement stores not opened as of October 30, 2004, was $3.7 million for the nine months ended October 29, 2005.
The DSW segment SG&A expense increased $43.8 million from $270.0 million in the fiscal 2004 nine-month period to $313.8 million in the fiscal 2005 nine-month period. The decrease in SG&A expense as a percentage of sales is primarily the result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes in the warehouse operations, increased leverage on advertising expenses offset by increases in store occupancy costs for new stores and leased departments. Included in the

DSW SG&A expenses, excluding pre-opening costs, are costs associated with new DSW stores and new leased shoe departments not opened as of October 30, 2004 of $16.6 million and $0.7 million, respectively, for the nine months ended October 29, 2005. Pre-opening costs, which are expensed as incurred, decreased approximately $1.5 million during the nine months ended October 29, 2005 compared with the nine months ended October 30, 2004.
During the nine months ended October 29, 2005, the DSW segment accrued an estimated liability related to the theft of credit card and other purchase information. As of October 29, 2005, potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, if any, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million.
Change in Fair Value of Warrants. During the nine months ended October 29, 2005, the Company recorded a charge of $31.1 million for the initial recording and subsequent change in the fair value of the warrant liability. There were no derivative instruments outstanding during the nine months ended October 30, 2004.
License Fees and Other Income. License fees and other income were $7.1 million and $5.1 million for the nine months ended October 29, 2005 and October 30, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, we have complied with Ohio’s new Commercial Activity Tax. We have reflected in the nine months ended October 29, 2005 a $2.2 million benefit.
Operating (Loss) Profit. The operating loss for the nine months ended October 29, 2005 was $47.8 million compared to an operating profit of $25.8 million for the nine months ended October 30, 2004, a decrease of $73.6 million.
Operating (loss) profit as a percent of sales by segment, for the nine months ended October 29, 2005 and October 30, 2004, was:

	Nine months ended
	October 29, 2005	October 30, 2004

Value City	(9.4)%	(1.3)%
DSW	6.2%	6.4%
Filene’s Basement	(4.3)%	(3.2)%

Total	(2.3)%	1.3%

Interest Expense, Net. Net interest expense for the nine months ended October 29, 2005 decreased $5.9 million compared to the nine months ended October 30, 2004 to $23.3 million. The decrease is due primarily to a decrease of $106.4 million in average borrowings offset in part by an increase of 0.7% in the weighted average borrowing rate during the nine months ended October 29, 2005 compared to the nine months ended October 30, 2004 and the write-off of $2.0 million of unamortized debt issuance costs for the Company’s Term Loans and original Revolving Credit Facility.
Income Taxes. The effective tax rate for the nine months ended October 29, 2005 was 2.3% compared to 26.4% for the nine months ended October 30, 2004. The 2005 tax rate reflects the negative impact of the non-deductible Warrant amortization, the change in fair value on the mark to market accounting for the Term Loan Warrants and the Conversion Warrants included for book income but not for tax income, the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio and the increase in the valuation allowance of $5.5 million during the nine months ended October 29, 2005.
The negative impacts discussed above were offset by the $10.2 million of tax benefit of stock option exercises that occurred during the nine months ended October 29, 2005 that are deductible for tax income but not for book income. The valuation allowance of $5.5 million has been provided for state net operating loss carry forwards.
Minority Interest. For the nine-month period ended October 29, 2005, net loss was increased by $3.3 million to reflect the DSW minority shareholders’ portion of the DSW net income for the period subsequent to the IPO.
Net Income. For the nine-month period ended October 29, 2005, net loss increased $70.3 million over the nine-month period ended October 30, 2004 and represents 3.5% versus 0.1% of net sales, respectively. The net loss for the nine-month period ended October 29, 2005, was primarily attributable to the $31.1 million non-cash charge related to the initial recording and subsequent change in fair value of the Warrants.
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
Net working capital was $323.5 million and $236.2 million at October 29, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at October 29, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. The current ratio at October 29, 2005 and January 29, 2005 was 1.6 and 1.7, respectively.
Net cash used in operations was $70.6 million for the nine months ended October 29, 2005 as compared to $4.8 million provided by operations for the nine months ended October 30, 2004. The increase in cash used for operations is primarily due to the net loss in the nine months ended October 29, 2005 of $72.8 million compared to $2.5 million for the comparable period of the prior year. The increase in the net loss was partially offset by the noncash charge of $31.1 million for the initial recording of and subsequent change in fair value of the Warrants in the nine months ended October 29, 2005.
Net cash used for capital expenditures was $33.4 million and $56.8 million for the nine months ended October 29, 2005 and October 30, 2004, respectively. The primary decrease in capital expenditures is due to the decrease in new store openings during the nine-month period ending October 29, 2005 compared with the nine-month period ending October 30, 2004. In addition to the capital expenditures during the nine-month period ended October 30, 2004, Retail Ventures acquired the “Leslie Fay” tradename for approximately $4.1 million.
During the nine months ended October 29, 2005, capital expenditures, including non-cash additions, included $9.5 million for new stores, $16.0 million for improvements in existing stores and $11.4 million for information technology equipment upgrades and new systems.
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into refinancing that consisted of three separate credit facilities (collectively, the “Credit Facilities”): (i) a three-year $350 million revolving credit facility, (ii) two $50 million term loan facilities provided equally by Cerberus Partners, L.P. (“Cerberus”) and Schottenstein Stores Corporation (“SSC”), and (iii) an amended and restated $75 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which was held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries. These Credit Facilities were also subject to an Intercreditor Agreement, which provides for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
$275 Million Secured Revolving Credit Facility
On July 5, 2005, Retail Ventures and its affiliates amended and restated the $425 million Revolving Credit Facility which had originally been entered into in June 2002. Pursuant to the July 2005 Amended and Restated Loan and Security Agreement (the “Amended and Restated Revolving Credit Facility”), (i) DSW was released from its obligations under the Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the Amended and Restated Revolving Credit Facility, Retail Ventures and its wholly-owned subsidiaries are named as co-borrowers. This Amended and Restated Revolving Credit Facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the Amended and Restated Revolving Credit Facility are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries and a pledge of all of Retail Ventures’ shares of DSW. In addition, the Amended and Restated Revolving Credit Facility contains usual and customary covenants that, among other things, restrict Retail Ventures’ ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem our stock, enter into transactions with affiliates and merge or consolidate with another entity. At October 29, 2005, $109.6 million was available under the Amended and Restated Revolving Credit Facility. Direct borrowings aggregated $120.0 million at October 29, 2005, while $17.5 million letters of credit were issued and outstanding. At January 29, 2005, $145.0 million was available under the old $425 million Revolving Credit Facility. Direct borrowings aggregated $140.0 million at January 29, 2005, while $29.6 million in letters of credit were issued and outstanding for all borrowers including DSW.
$100 Million Term Loans — Related Parties
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
The Term Loans’ stated rate of interest per annum depended on whether we elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. For the nine months ended October 29, 2005 and for the year ended January 29, 2005, we elected to pay interest in cash.
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

Amendment to Term Loans
On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures agreed to amend the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures common shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO, or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium Partners, L.P. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A common shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures common shares.
$75 Million Senior Subordinated Convertible Loan — Related Parties
In June 2002, we amended and restated our $75 million Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the Convertible Loan was added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans.
$50 Million Second Amended and Restated Senior Loan Agreement
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the July 2005 Second Amended and Restated Senior Loan Agreement (the “Second Amended and Restated Senior Loan Agreement”), (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Second Amended and Restated Senior Loan Agreement, and (v) Retail Ventures agreed to issue to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Second Amended and Restated Senior Loan Agreement. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Second Amended and Restated Senior Loan Agreement (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Company common shares.
Other Debt Items — -DSW IPO, DSW Revolving Credit Facility, and Intercompany Debt.
On July 5, 2005, DSW completed its IPO and sold to the public 16,171,875 Class A common shares. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares.
DSW used a portion of the proceeds from the IPO to repay $190 million of intercompany indebtedness, and accrued interest of approximately $6.6 million, owed to Retail Ventures. Retail Ventures used these funds to repay, in part, intercompany indebtedness owed to Value City, and Value City used such funds to (i) repay the $100 million Term Loans, which bore interest at approximately 15% per year, (ii) pay down $25 million of the Convertible Loan, which, prior to its amendment and restatement in July 2005, bore interest at approximately 10% per year, and (iii) pay down a portion of the Revolving Credit Facility. The Company believes the proceeds of the IPO strengthened its balance sheet and improved debt coverage and will reduce debt service costs.
Simultaneously with the amendment and restatement of Retail Ventures’ Revolving Credit Facility, DSW entered into its own new $150 million secured revolving credit facility with a term of five years. Under this new facility, DSW and its subsidiary, DSWSW, are named as co-borrowers. This new facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the new secured revolving credit facility are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At October 29, 2005, $140.8 million was available under DSW’s new secured revolving credit facility. DSW had no direct borrowings at October 29 2005, while $9.2 million in letters of credit were issued and outstanding.
In March 2005, DSW declared an intercompany dividend to Retail Ventures of a note in the amount of $165 million. The indebtedness evidenced by this note was scheduled to mature in March 2020 and bore interest at a rate equal to LIBOR plus 850 basis points per year. DSW pre-paid the note, together with accrued interest thereon, from net proceeds of the IPO in July 2005.

In May 2005, DSW declared an additional intercompany dividend to Retail Ventures of a note in the amount of $25 million. The indebtedness evidenced by this note was scheduled to mature in May 2020 and bore interest at a rate equal to LIBOR plus 950 basis points per year. DSW pre-paid the note, together with accrued interest thereon, from net proceeds of the IPO in July 2005.
Achievement of expected cash flows from operations and compliance with the restrictive covenants of our Credit Facilities (as discussed in the Note 6 to Consolidated Financial Statements included in our 2004 Annual Report) are dependent upon a number of factors, including the attainment of sales, gross profit, expense levels, vendor relations, and flow of merchandise that are consistent with our financial projections. Future limitations of credit availability by factor organizations and/or vendors will restrict our ability to obtain merchandise and services and may impair operating results. We believe that cash generated by operations, along with the available proceeds from our credit agreements and other sources of financing will be sufficient for the foreseeable future to meet our obligations for working capital, capital expenditures, and debt service. However, there is no assurance that we will be able to meet our projections. Further, there is no assurance that extended financing would be available at all, or on terms acceptable to us, if we would fail to meet our projections.
Contractual Obligations
During the current year, the Company repaid the amount owed on the $100 million Term Loans plus accrued interest, $25 million of the $75 million Convertible Loan and a portion of the Revolving Credit Facility with the proceeds of DSW’s IPO used to repay intercompany dividends. At October 29, 2005, the Company had outstanding a $50 million Second Amended and Restated Senior Loan and $120 million direct borrowings against revolving credit facilities.
The Company had outstanding letters of credit that totaled approximately $17.5 million and $9.2 million, respectively, at October 29, 2005 on the Retail Ventures and new DSW secured revolving credit facilities and $29.6 million at January 29, 2005 on the then-existing Retail Ventures’ Revolving Credit Facility. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of the terms set forth in these arrangements.
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.7 million at October 29, 2005. In addition, we signed lease agreements for 13 new store locations, and additional warehouse space for Filene’s Basement with annual aggregate rent of $5.3 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $3.8 million of tenant improvement allowances which will offset future capital expenditures.

We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclosed in the Notes to Consolidated Financial Statements included in our 2004 Annual Report the minimum payments due under operating or capital leases.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of October 29, 2005 as that term is described by the SEC.
Adoption of Accounting Standards
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the Company’s fiscal year.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company is currently evaluating the impact of this statement and has not yet determined the method of adoption under SFAS No. 123R and whether the adoption will result in amounts that are similar to the pro forma disclosures required under SFAS No. 123.
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

$425 Million Aggregate Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under Retail Ventures’ $275 million Amended and Restated Revolving Credit Facility and the new DSW $150 million secured revolving credit facility. At October 29, 2005, direct borrowings aggregated $120.0 million and an additional $26.7 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the nine months ended October 29, 2005, net of income taxes, would have had an approximate $0.5 million impact on our financial position, liquidity and results of operation.
Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates. During the three and nine months ended October 29, 2005, the Company recorded mark to market adjustments to the Term Loan Warrants and the Conversion Warrants of income of $64.8 million and a charge of $31.1 million, including $93.1 million for the initial recording of the fair value of the Conversion Warrants, respectively. There were no mark to market adjustments recorded during the three or nine months ended October 30, 2004, as the Company did not have any derivatives outstanding during that time period.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As reported in the Company’s quarterly report on Form 10-Q/A for the quarter ended July 30, 2005, the Company’s management identified a material weakness in our internal control over financial reporting related to inadequacies in the controls over the recording of minority interest, retained earnings and deferred income taxes. Specifically, the Company erroneously calculated and reported minority interest, retained earnings and deferred income taxes in the Condensed Consolidated Balance Sheet. Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer concluded that these inadequacies in our controls as described in this paragraph constituted a material weakness in the Company’s internal control over financial reporting as of July 30, 2005.
The Company has put into place controls and implemented policies to ensure the accuracy of calculations with respect to the accounting for minority interest, retained earnings and deferred income taxes that support the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis. As a result of these controls, during the financial closing and reporting process for the third quarter ended October 29, 2005, accounting errors were identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” of our September 7, 2005 Form 8-K filed that announced the Company’s second quarter fiscal 2005 results and in the Company’s Form 10-Q as originally filed with the SEC on September 13, 2005. The Company restated the July 30, 2005 Condensed Consolidated financial statements on Form 10-Q/A, as filed with the SEC on December 8, 2005.
In connection with the preparation of this quarterly report on Form 10-Q, as of October, 29, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company believes that the reported material weakness no longer exists as a result of the implementation of additional controls and procedures. Based on this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2005.
The Company believes that the actions it has taken to date have remediated the material weakness with respect to the preparation of this quarterly report on Form 10-Q, such that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.
b. Changes in Internal Control over Financial Reporting
The changes in our internal control over financial reporting to remediate the material weakness with respect to the inadequacy in the controls over the recording of minority interests, retained earnings and deferred income taxes, as discussed above, were the only changes in our internal control over financial reporting during the quarter covered by this report that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Company has contacted and is cooperating with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and issuers and has contacted as many of its affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. The Company is involved in several legal proceedings arising out of this incident that, after consultation with counsel, it believes will not exceed the reserves the Company has currently recorded.
In connection with this matter, the Company entered into a proposed consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the proposed order for public comment on December 1, 2005, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580. The public comment period expires on January 2, 2006.
The Company has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order as proposed, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program, much of which was put in place shortly after DSW first learned of the theft, and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against the Company in the future. We have contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
As of October 29, 2005, the Company estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
Although difficult to quantify, since the announcement of the theft, the Company has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent sales of unregistered securities. Not Applicable.

(b)	Use of Proceeds. Not Applicable.

(c)	Purchases of equity securities by the issuer and affiliated purchases.
The following table provides information with respect to purchases Retail Ventures made of its common shares during the second quarter of the 2005 fiscal year, if any:
Issuer Purchases of Equity Securities

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under plans or
Period	purchased	share	programs	programs
July 31, 2005 – August 27, 2005	None	—	—	None
August 28, 2005 – October 1, 2005	None	—	—	None
October 2, 2005 – October 29, 2005	None	—	—	None
Total	None	—	—	None
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information.
(a)	As previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, pursuant to the Second Amended and Restated Registration Rights Agreement, dated as of July 5, 2005, by and among the Company and the holders of the Warrants (the “Registration Rights Agreement”), each of Cerberus and Back Bay requested that the Company register for resale pursuant to a Shelf Registration all of the common shares that they may acquire upon exercise of Warrants.

On October 14, 2005, the Company filed a Registration Statement on Form S-3 providing for the registration for resale by Cerberus and Back Bay of up to 10,407,502 and 264,788, respectively, of the Company’s common shares.

On November 23, 2005, Back Bay transferred and assigned its Warrants to Millennium Partners, L.P.

(b)	None.
Item 6. Exhibits
See Index to Exhibits on page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)

Date: December 8, 2005	By:	/s/ James A. McGrady

James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Term Loan Warrant for Millennium Partners, L.P.

10.1	Cancellation of Lease Agreement, dated June 30, 2005, by and between 4300 Venture 34910 LLC and Value City Department Stores LLC

31.1	Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

32.1	Section 1350 Certification of
Chief Executive Officer

32.2	Section 1350 Certification of
Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995