Form 10-K/A
period 2005-01-29
RETAIL VENTURES INC
filed 2006-04-11
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 3)

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
Restatement
     This filing is made to restate the Company’s consolidated financial statements and related disclosures as of January 29, 2005 and January 31, 2004 and for each of the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. This filing corrects errors identified in the deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.
     The correction of the above-noted errors, as reflected in the 2002 opening retained earnings, reduced deferred income tax assets by $6.9 million, increased accrued taxes by $0.6 million and reduced retained earnings by $7.5 million, respectively. This adjustment had no effect on the previously reported net loss in the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 4 to the consolidated financial statements.
As filed with the SEC on April 14, 2005 and May 12, 2005
     We restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K (see Note 4 to the consolidated financial statements on page F-13 of this Annual Report) and the related Notes thereto, to correct our historical accounting for operating leases. The restatement adjustments had no impact on net sales or comparable store sales.
     We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement to correct the historical accounting for operating leases, and the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
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
ITEM 1. BUSINESS.
History of Our Business
     We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”). SSC owns approximately 57% of our common shares. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this Annual Report beginning on page 40.

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
     DSW. As of January 29, 2005, we also operated a chain of 172 DSW stores located throughout the United States. The DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. Results of operations of the leased shoe departments are included with the Filene’s Basement segment. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of January 29, 2005, we operated 153 leased departments for Stein Mart and 48 for Gordmans. Results of the supply agreements are included with the DSW segment and represent substantially all of the leased operations of the segment. Subsequent to year end, as of the date of this Annual Report, we have opened five new DSW stores and re-categorized two DSW/Filene’s Basement combination locations as leased shoe departments which will be included in the Filene’s Basement segment. For stores scheduled to open in fiscal 2005, as of January 29, 2005, we have signed leases for 23 new stores and two store relocations.
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

     See Note 12 of Notes to consolidated financial statements beginning on page F-25 of this Annual Report for detailed financial information regarding our three operating segments.
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
License Agreements
     In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In fiscal 2005, shoe departments in Value City will be opened and operated by Value City and its own associates. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Value City stores. In a few stores, Value City licenses space to third party licensees. Licensees supply their own merchandise and generally supply their own store fixtures. License departments complement the operations of our stores and facilitate the uniformity of the in-store merchandising strategy, including the overall emphasis on value.
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
     DSW has operated shoe departments in all the Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all the Value City stores. In fiscal 2005, the shoe departments in Value City stores will be operated by Value City and its own employees.
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
     Stores
     Store Location, Design and Operations. Our Filene’s Basement Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The downtown location is famous for a unique marketing concept — the Automatic Markdown Plan — whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene’s Basement believes the Automatic Markdown Plan, found only in the downtown Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Our Filene’s Basement downtown Boston store subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene’s Basement to extend until 2024. The Boston store generated approximately 16.8% of Filene’s Basement’s total sales during fiscal 2004.
     Most of our Filene’s Basement stores are located in suburban areas, near large residential neighborhoods, and average approximately 31,500 square feet of selling space per store (approximately 45,000 square feet of total space per store). The downtown Boston location and stores in New York, Chicago, Atlanta and Washington D.C. are located in urban areas. As of January 29, 2005, Filene’s Basement operated 25 branch stores, in addition to our downtown Boston locations, in eight states and the District of Columbia. Generally, each branch store’s selling space uses a prototypical “racetrack” aisle layout for merchandise presentation. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. The branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.
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
     Value City has embarked on major projects to replace its legacy systems with industry leading solutions from various vendors. Value City has implemented sales audit, accounts payable, allocation, merchandise management and retail data warehouse systems for its jewelry business during February 2004 that enhanced inventory productivity and merchandise assortments for our stores. A warehouse management system was also implemented for the jewelry operations during February 2004 and improved the efficiency of our distribution centers and improved the flow of merchandise to our stores. These types of systems will be implemented in the future to support hardlines and softlines. New point of sale (“POS”) software was successfully implemented in all Value City stores in fiscal 2004. Registers were replaced to improve the customer transaction experience and enhance back office efficiency in fiscal 2004. New wireless hand held scanners and wireless printers were implemented in fiscal 2004 in conjunction with the POS system for markdown and inventory processing. The ability to sell magnetic gift cards was implemented by the end of fiscal 2004. In addition, in the first quarter of 2005, Value City customers will be able to open a new Value City credit card at all of its POS registers. Value City systems run on two AS/400’s and open systems computers.
     Filene’s Basement utilizes the JDA merchandise management system to track and manage merchandise inventory at its stores. A warehouse management system is used at the distribution center to process and distribute merchandise to the stores. Filene’s Basement utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkout and facilitate inventory restocking. The ability to sell magnetic gift cards was implemented for the 2003 holiday season. In fiscal 2004, Filene’s Basement installed high quality color printers in all of its stores to enhance store signage. Filene’s Basement systems run on an AS/400 and open systems computers.
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
Competition
     The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities — Value City, DSW and Filene’s Basement — have different target customers and different strategies, but each focus on the basic equation: Value = Quality/Price.
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

			Filene's
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
     In connection with our refinancing, on September 26, 2002 we issued warrants to purchase 2,954,792 common shares at $4.50 per share, subject to adjustment. We relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 for this issuance. For information relating to the Company’s failure to register our common shares in connection with The Profit Sharing and 401K Plan, as amended and restated effective January 1, 2000, and its Employee Stock Purchase Plan, see Note 7 to the consolidated financial statements beginning on page F-20 of the Annual Report.

     The following table provides information with respect to purchases Retail Ventures made of its common shares during the fourth quarter of the 2004 fiscal year, if any:

Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans or	be Purchased Under
	Shares Purchased	Paid per Share	Programs	Plans or Programs
November 1, 2004 - November 30, 2004	None	—	—	None
December 1, 2004 - December 31, 2004	None	—	—	None
January 1, 2005 - January 29, 2005	None	—	—	None
Total	None	—	—	None

ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Retail Ventures, Inc. including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K/A.

	For the Fiscal Year Ended
	1/29/2005	1/31/2004	2/1/2003	2/2/2002	2/3/2001(1)
	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands, except per share amounts and net sales per selling square feet)
Net sales	$2,739,631	$2,594,206	$2,450,719	$2,283,878	$2,213,017
Operating profit (loss)	$6,685	$31,658	$36,706	$(15,430)	$(133,753)
Loss before cumulative effect of accounting change	$(19,448)	$(5,219)	$(2,357)	$(30,256)	$(103,006)
Cumulative effect of accounting change	—	—	$(2,080)	—	—
Net loss	$(19,448)	$(5,219)	$(4,437)	$(30,256)	$(103,006)
Basic loss per share before cumulative effect of accounting change	$(0.57)	$(0.15)	$(0.07)	$(0.90)	$(3.07)
Cumulative effect of accounting change	—	—	$(0.06)	—	—
Basic loss per share	$(0.57)	$(0.15)	$(0.13)	$(0.90)	$(3.07)
Diluted loss per share	$(0.57)	$(0.15)	$(0.13)	$(0.90)	$(3.07)
Total assets	$976,426	$860,592	$828,126	$883,045	$909,511
Working capital	$233,568	$227,665	$174,971	$225,740	$209,900
Current ratio	1.65	1.84	1.57	1.77	1.65
Long-term obligations	$343,375	$326,940	$264,664	$337,199	$326,449
Number of:(2)
Value City Stores	116	116	116	117	119
DSW Stores	172	142	126	104	78
Filene’s Basement Stores	26	21	20	20	19
Net sales per selling sq. ft. (3)	$221	$225	$224	$233	$234
Comparable store sales change (4)	(1.0)%	1.2%	(3.5)%	(2.4)%	(1.1)%

(1)	Fiscal 2000 contains 53 weeks; all other years contain 52 weeks.

(2)	Includes all stores operating at the end of the fiscal year.

(3)	Presented in whole dollars and excludes leased departments and stores not operated during the entire fiscal period.

(4)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year. For fiscal year 2000, comparable store sales are computed using like 52-week periods.

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

•	Self-insurance Reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.
•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 6 of the Notes to Consolidated Financial Statements page F-18 of this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 29, 2005, the weighted-average actuarial assumption of our plans was: discount rate 5.75%, assumed salary increases 4.0% and long-term rate of return on plan assets 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.
•	Customer Loyalty Program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide the Company with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 29, 2005 and January 31, 2004 was $4.5 million and $3.0 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

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

•	Income Taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2004, we established a valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses. During fiscal 2003, we established a valuation reserve for deferred income tax assets of $1.5 million for charitable contribution carry forwards.
RESTATEMENT OF FINANCIAL STATEMENTS
     We restated our consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. The restatement corrects errors identified in our deferred income tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.
     The correction of the above-noted errors, as reflected in the 2002 opening retained earnings, reduced deferred income tax assets by $6.9 million, increased accrued taxes by $0.6 million and reduced retained earnings by $7.5 million, respectively. This adjustment had no effect on the previously reported net loss in the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 4 to the consolidated financial statements.
As filed with the SEC on April 14, 2005 and May 12, 2005
     We restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K (see Note 4 to the consolidated financial statements on page F-13 of this Annual Report) and the related Notes thereto, to correct our historical accounting for operating leases. The restatement adjustments had no impact on net sales or comparable store sales.
     We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
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
     Net working capital was $233.6 million and $227.7 million at January 29, 2005 and January 31, 2004, respectively. Current ratios at those dates were 1.7 and 1.8, respectively. Net cash provided by operating activities totaled $88.5 million and $11.6 million in fiscal 2004 and 2003, respectively. The net cash increase is reflective of several items, primarily the increase in accounts payable of $56.9 million and the increase of accrued expenses of $33.0 million and an increase in borrowings under our revolving credit facility. The increases in inventories due to new stores were: $25.5 million for DSW, $5.8 million for leased departments and $10.4 million for Filene’s Basement.
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
     Additional information regarding our financial commitment as of January 29, 2005 is provided in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Statements, Note 5 — Long-Term Obligations and Notes Payable beginning on page F-16 and Note 10 — Commitments and Contingencies” beginning on page F-23.
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
Evaluation of Disclosure Controls and Procedures
     In connection with filing its annual report on Form 10-K/A for the period ended January 29, 2005 on May 12, 2005 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of January 29, 2005, that such disclosure controls and procedures were effective.
     In 2005, in connection with management’s assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company identified a material weakness related to the controls over the accounting for deferred tax balances. As part of the additional controls and procedures put into place to remediate the material weakness, management undertook a project to reconcile the deferred tax account balances. At a meeting held on April 5, 2006, management advised the Audit Committee that, based upon the results of such project, it had made a determination that its deferred tax account balances required adjustment and that the material weakness in internal control over financial reporting existed as of January 29, 2005.
     At the April 5, 2006 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements as of January 29, 2005 and January 31, 2004 and for each of the three years ended

January 29, 2005, January 31, 2004 and February 1, 2003, should be restated and should no longer be relied upon.
     In connection with this filing on Form 10-K/A for the period ended January 29, 2005 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 29, 2005, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of January 29, 2005, that such disclosure controls and procedures were not effective because of the material weakness in internal control described below.
Management’s Report on Internal Control over Financial Reporting (as revised)
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.
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
     In the Company’s annual report for the period ended January 29, 2005 on Form 10-K/A, filed on May 12, 2005, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of January 29, 2005, the Company’s internal control over financial reporting was effective. As a result of the restatement of its financial statements related to the error in deferred income taxes, as described in Note 4 to the consolidated financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of January 29, 2005 and accordingly, has revised its assessment of the effectiveness of the Company’s internal control over financial reporting. In making its revised assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
     The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The following material weakness has been identified as a result of management’s revised assessment: There were ineffective controls to identify errors in the deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.
     Based on their revised assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting, in all material respects, as of January 29, 2005 because of the material weakness described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Retail Ventures, Inc.
Columbus, Ohio
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that Retail Ventures, Inc. and its wholly-owned subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our report dated May 6, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement in its 2002, 2003, and 2004 financial statements, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 expressed herein is different from that expressed in our previous report.
     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: There were ineffective controls to identify errors in the deferred tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 (as restated), of the Company and this report does not affect our report on such restated financial statements and financial statement schedule.
     In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 (as restated) of the Company and our report dated April 14, 2005 (April 6, 2005 as to the effects of the restatement described in Note 4) expresses an unqualified opinion on those financial statements and financial statement schedule and contains explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets and the restatement of consolidated financial statements described in Note 4
/s/ Deloitte & Touche LLP
May 6, 2005
(April 6, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))

Changes in Internal Control over Financial Reporting
     There were no changes made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter ended January 29, 2005.
     The errors in deferred tax accounts were identified as a result of additional controls and procedures put into place during the fourth quarter of fiscal 2005 to remediate the material weakness related to deferred tax balances and as a result of this remediation effort, in the Company’s best judgment, it has eliminated the aforementioned material weakness as of the date of this filing.
ITEM 9B.	OTHER INFORMATION.
     None.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive Officers
     The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.
     Heywood Wilansky, age 57, became our President and Chief Executive Officer in November 2004. Mr. Wilansky has served as a director of DSW since March 2005 and will continue to serve in that capacity after the DSW IPO. Before joining Retail Ventures, Mr. Wilansky served as President and Chief Executive Officer of Filene’s Basement, a subsidiary of Retail Ventures, from February 2003 to November 2004. Mr. Wilansky was a professor of marketing at the University of Maryland business school from August 2002 to February 2003. From August 2000 to January 2003, he was President and Chief Executive Officer of Strategic Management Resources, LLC. From August 1995 to July 2000, he was President and Chief Executive Officer of Bon Ton Stores. Prior to that, he was with The May Department Stores Company for more than 19 years, last serving as President and Chief Executive Officer of the Foley’s division from 1992 to 1995 and President and Chief Executive Officer of the Filene’s division from 1991 to 1992.
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
     Julia A. Davis, age 44, became our Executive Vice President and General Counsel in January 2003. After consummation of the DSW IPO, she will continue to serve as Executive Vice President, General Counsel and Secretary of DSW as well. Prior to that time, Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 17 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.
     Steven E. Miller, age 46, became our Senior Vice President Controller in May 2003 after joining the Company in September 2000 as its Vice President Controller. After the consummation of the DSW IPO, he will continue to serve as Senior Vice President and Controller of DSW as well. Prior to that time, Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Big Lots, Inc. including Director, Assistant Treasurer and Assistant Controller.
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
In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION — GENERAL” in the Proxy Statement is incorporated herein by reference. Neither the report of the Compensation Committee of the Company’s Board of Directors on executive compensation nor the share price performance graph included in the Proxy Statement shall be deemed to be incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
15(a)(1) Financial Statements
     The documents listed below are filed as part of this Form 10-K/A:

Page in
Form 10-K
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at January 29, 2005 and January 31, 2004	F-2
Consolidated Statements of Operations for the years ended January 29, 2005, January 31, 2004 and February 1, 2003	F-3
Consolidated Statements of Shareholders’ Equity for the years ended January 29, 2005, January 31, 2004 and February 1, 2003	F-4
Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003	F-5
Notes to Consolidated Financial Statements	F-6
15(a)(2) Consolidated Financial Statement Schedules:
The schedule listed below is filed as part of this Form 10-K/A:
Schedule II. Valuation and Qualifying Accounts	S-1
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

RETAIL VENTURES, INC.
April 11, 2006	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and its wholly owned subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended January 29, 2005, January 31, 2004, and February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and its wholly owned subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the periods ended January 29, 2005, January 31, 2004, and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 6, 2005, (April 6, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reports (as revised)) expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
As discussed in the notes to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.
As discussed in Note 4, the accompanying consolidated financial statements have been restated.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 14, 2005
(April 6, 2006 as to the effects of the income tax restatement described in Note 4)

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 29, 2005 and January 31, 2004
(in thousands, except share amounts)
ASSETS

	1/29/05	1/31/04

	Restated*	Restated*
Current assets:
Cash and equivalents	$29,258	$14,226
Accounts receivable, net	7,455	8,969
Receivables from related parties	501	137
Inventories	473,051	420,338
Prepaid expenses and other assets	21,112	10,651
Deferred income taxes	62,355	42,929

Total current assets	593,732	497,250
Property and equipment, at cost:
Furniture, fixtures and equipment	321,513	293,081
Leasehold improvements	268,423	234,719
Land and building	801	801
Capital leases	36,265	37,423

	627,002	566,024
Accumulated depreciation and amortization	(346,548)	(315,210)

Property and equipment, net	280,454	250,814
Goodwill	25,899	37,619
Tradenames and other intangibles, net	43,460	43,638
Deferred income taxes and other assets	32,881	31,271

Total assets	$976,426	$860,592

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$202,578	$147,771
Accounts payable to related parties	5,428	3,335
Accrued expenses:
Compensation	38,526	31,777
Taxes	48,666	47,254
Other	64,355	38,707
Current maturities of long-term obligations	611	741

Total current liabilities	360,164	269,585
Long-term obligations, net of current maturities
Non-related	169,134	154,724
Related parties	174,241	172,216
Other noncurrent liabilities	87,710	59,417
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; authorized 160,000,000 shares; issued, including treasury shares, 34,110,707 shares and 33,990,707 shares, respectively	143,477	143,077
Warrants	6,074	6,074
Retained earnings	42,756	62,204
Deferred compensation expense, net	(3)	(635)
Treasury shares at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(6,011)

Total shareholders’ equity	185,177	204,650

Total liabilities and shareholders’ equity	$976,426	$860,592

*	See Note 4.

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

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 29, 2005, January 31, 2004 and February 1, 2003
(in thousands)

	Number of Shares
								Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balances at February 2, 2002 as previously reported	34,228	8	$145,772		$79,397	$(4,150)	$(59)	$(3,566)	$217,394
Adjustments					(7,537)				(7,537)

Balance, February 2, 2002 (as restated)*	34,228	8	$145,772		$71,860	$(4,150)	$(59)	$(3,566)	$209,857

Net loss (as restated)*					(4,437)				(4,437)
Net unrealized gain on derivative financial instruments, net of income tax provision of $1,316								1,974	1,974
Minimum pension liability, net of income tax benefit of $2,819								(4,228)	(4,228)

Total comprehensive loss									(6,691)

Warrants issued				$6,074					6,074
Net issuance/forfeitures of restricted shares	(315)		(2,589)			2,589
Amortization of deferred compensation expense						580			580

Balance, February 1, 2003 (as restated)*	33,913	8	$143,183	$6,074	$67,423	$(981)	$(59)	$(5,820)	$209,820

Net loss (as restated)*					(5,219)				(5,219)
Net unrealized gain on derivative financial instruments, net of income tax provision of $413								620	620
Minimum pension liability, net of income tax benefit of $541								(811)	(811)

Total comprehensive loss									(5,410)

Exercise of stock options	20		60						60
Net issuance/forfeitures of restricted shares	58		(166)			166			—
Amortization of deferred compensation expense						180			180

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss					(19,448)				(19,448)
Minimum pension liability, net of income tax benefit of $753								(1,057)	(1,057)

Total comprehensive loss									(20,505)

Exercise of stock options	136		504						504
Net forfeitures of restricted shares	(16)		(104)			104			—
Amortization of deferred compensation expense						528			528

Balance, January 29, 2005 (as restated)*	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

*	See Note 4.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2004. The Company expensed $0.3 million, $1.1 million and $11.9 million in fiscal years 2004, 2003 and 2002, respectively, for such program. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (IBNR) claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Subsequent to the original issuance of the fiscal 2004 consolidated financial statements, the Company identified errors in its accounting for deferred income taxes. As a result, the Company restated its consolidated financial statements as of January 29, 2005 and January 31, 2004 and for each of the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. The restatement corrects errors identified in the deferred income tax accounts pertaining to (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances.

The correction of the above-noted errors, as reflected in the 2002 opening retained earnings, reduced deferred income tax assets by $6.9 million, increased accrued taxes by $0.6 million and reduced retained earnings by $7.5 million, respectively. This adjustment had no effect on the previously reported net loss in each of the three years ended January 29, 2005, January 31, 2004 and February 1, 2003. This adjustment had no effect on net cash or the income tax returns filed by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of January 29, 2005 and January 31, 2004, as well as the effect of these changes on the Company’s consolidated statements of operations and statements of cash flow for fiscal years 2003 and 2002.

	Year Ended January 29, 2005
		Adjustments
	As Originally Reported	April 14, 2005	April 5, 2006	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$64,359	$—	$(2,004)	$62,355
Total current assets	$595,736	$—	$(2,004)	$593,732
Deferred income taxes and other assets	$37,806	$—	$(4,925)	$32,881
Total assets	$983,355	$—	$(6,929)	$976,426
Accrued taxes	$48,058	$—	$608	$48,666
Total current liabilities	$359,556	$—	$608	$360,164
Retained earnings	$50,293	$—	$(7,537)	$42,756
Total shareholders’ equity	$192,714	$—	$(7,537)	$185,177
Total liabilities and shareholders’ equity	$983,355	$—	$(6,929)	$976,426

	Year Ended January 31, 2004
		Adjustments
	As Originally Reported	April 14, 2005	April 5, 2006	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$44,933	$—	$(2,004)	$42,929
Total current assets	$499,254	$—	$(2,004)	$497,250
Accumulated depreciation and amortization	$(314,206)	$(1,004)	$—	$(315,210)
Property and equipment, net	$251,818	$(1,004)	$—	$250,814
Deferred income taxes and other assets	$31,616	$4,580	$(4,925)	$31,271
Total assets	$863,945	$3,576	$(6,929)	$860,592
Accrued taxes	$42,066	$4,580	$608	$47,254
Total current liabilities	$264,397	$4,580	$608	$269,585
Other noncurrent liabilities	$55,841	$3,576	$—	$59,417
Retained earnings	$74,321	$(4,580)	$(7,537)	$62,204
Total shareholders’ equity	$216,767	$(4,580)	$(7,537)	$204,650
Total liabilities and shareholders’ equity	$863,945	$3,576	$(6,929)	$860,592

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended January 31, 2004 (continued)
		Adjustments
	As Originally Reported	April 14, 2005	April 5, 2006	As Restated
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(974,171)	$(773)	$—	$(974,944)
Operating profit	$32,431	$(773)	$—	$31,658
Loss before cumulative effect of accounting change and income taxes	$(6,164)	$(773)	$—	$(6,937)
Loss before cumulative effect of accounting change	$(4,446)	$(773)	$—	$(5,219)
Net Loss	$(4,446)	$(773)	$—	$(5,219)
Basic and diluted earnings per share	$(0.13)	$(0.02)	$—	$(0.15)
Consolidated Statements of Cash Flows:
Net Loss	$(4,446)	$(773)	$—	$(5,219)
Depreciation and Amortization	$52,979	$453	$—	$53,432
Deferred income taxes and other noncurrent liabilities	$3,875	$(2,114)	$—	$1,761
Proceeds from lease incentives	$5,433	$1,661	$—	$7,094
Accrued expenses	$(23,658)	$773	$—	$(22,885)
Net cash provided by operating activities	$6,174	$5,433	$—	$11,607
Net cash used in investing activities	$(63,250)	$(5,433)	$—	$(68,683)

	Year Ended February 1, 2003
		Adjustments
	As Originally Reported	April 14, 2005	April 5, 2006	As Restated
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(906,017)	$(772)	$—	$(906,789)
Operating profit	$37,478	$(772)	$—	$36,706
Loss before cumulative effect of accounting change and income taxes	$(1,910)	$(772)	$—	$(2,682)
Loss before cumulative effect of accounting change	$(1,585)	$(772)	$—	$(2,357)
Net Loss	$(3,665)	$(772)	$—	$(4,437)
Basic and diluted earnings per share	$(0.11)	$(0.02)	$—	$(0.13)
Consolidated Statements of Cash Flows:
Net Loss	$(3,665)	$(772)	$—	$(4,437)
Depreciation and Amortization	$53,406	$250	$—	$53,656
Deferred income taxes and other noncurrent liabilities	$11,450	$(2,863)	$—	$8,587
Proceeds from lease incentives	$7,246	$2,613	$—	$9,859
Accrued expenses	$5,547	$772	$—	$6,319
Net cash provided by operating activities	$90,286	$7,246	$—	$97,532
Net cash used in investing activities	$(34,354)	$(7,246)	$—	$(41,600)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.	LONG-TERM OBLIGATIONS AND NOTES PAYABLE

Long-term obligations consist of the following (in thousands):

	1/29/05	1/31/04

Credit facilities:
Revolving credit facility	$140,000	$125,000
Term loans — related parties	100,000	100,000
Discount on term loan — related parties	(759)	(2,784)
Senior subordinated convertible loan — related parties	75,000	75,000

	314,241	297,216
Capital lease obligations	29,724	30,265
Other	21	200

	343,986	327,681
Less current maturities	(611)	(741)

	$343,375	$326,940

Letters of Credit Outstanding	$29,589	$23,353

Availability under revolving credit facility	$145,001	$137,690

Accrued interest to related parties	$4,128	$628

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) (shares in thousands):

	Year Ended
	1/29/05		1/31/04		2/1/03
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	9,266	$4.94	8,921	$5.36	3,693	$8.07
Granted	90	6.95	833	2.44	6,664	4.30
Exercised	(143)	—	(20)	3.04	—	—
Canceled	(1,499)	5.25	(468)	8.47	(1,436)	7.38

Outstanding end of year	7,714	4.85	9,266	4.94	8,921	5.36

Options exercisable end of year	6,055	$5.12	2,845	$6.50	1,651	$8.98
Shares available for additional grants	5,498		7,436		7,821
The following table summarizes information about stock options outstanding as of January 29, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
Range of Exercise Prices	Shares	Contract Life	WAEP	Shares	WAEP

$1.68 - $4.49	1,104,000	8 yrs	$2.26	405,200	$2.37
$4.50 - $10.00	6,348,850	7 yrs	$4.93	5,392,470	$4.91
$10.01 - $21.44	261,500	5 yrs	$13.78	257,300	$13.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	COMMITMENTS AND CONTINGENCIES

In March 2005, the Company announced the theft of credit card and other purchase information relating to all customers who made purchases at 103 DSW stores between mid-November 2004 and mid-February 2005. The Company now believes that the theft occurred at 108 DSW stores. The Company has contacted federal law enforcement authorities, who are involved in the investigation. The Company is taking steps to address the situation, including a review of the technology systems in conjunction with a leading computer security firm, and also working with others to mitigate the situation. The Company cannot yet reasonably estimate what the potential liability will be in connection with these events.

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
11.	INCOME TAXES
The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Current:
Federal	$9,967	$198	$2,354
State and local	3,923	—	403

	13,890	198	2,757

Deferred:
Federal	(29,245)	(1,463)	(2,697)
State and local	2,927	(453)	(385)

	(26,318)	(1,916)	(3,082)

Income tax benefit	$(12,428)	$(1,718)	$(325)

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Income tax (benefit) expense at federal statutory rate	$(12,760)	$(667)	$500
Jobs credit	(800)	(1,524)	(926)
State and local taxes, net	(1,251)	208	641
Non-deductible interest	592	662	370
Valuation allowance	3,214	1,467	—
Write off of net operating loss	3,072	—	—
Other	(4,495)	(1,864)	(910)

	$(12,428)	$(1,718)	$(325)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net deferred tax asset as of January 29, 2005 and January 31, 2004 are (in thousands):

	Year Ended
	1/29/05	1/31/04

Deferred tax assets:
Basis differences in inventory	$12,867	$14,884
Basis differences in property and equipment	12,248	9,664
Deferred compensation	—	1,009
Amortization of lease acquisition costs	—	1,308
Acquired assets	—	2,036
Net operating loss	21,770	10,318
Federal tax credit	6,103	2,963
Contribution carry forward	330	1,467
Valuation allowance	(4,150)	(1,467)
Tenant allowance	1,315	1,478
Capital leases	2,489	1,362
Other comprehensive loss	4,760	4,008
Workers Compensation	8,353	—
Deferred revenue	5,007	—
Accrued expenses	11,137	17,198
Accrued rent	10,065	3,576
Other	233	2,148

	92,527	71,952

Deferred tax liabilities:
Prepaid expenses	(5,823)	—
Gain/loss	—	(2,708)
State and local taxes	—	(4,941)

	(5,823)	(7,649)

Total net	$86,704	$64,303

The net deferred tax asset is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	Year Ended
	1/29/05	1/31/04

Current deferred tax asset	$62,355	$42,929
Non-current deferred tax asset	24,349	21,374

Net deferred tax asset	$86,704	$64,303

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. SEGMENT REPORTING
The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on management responsibility and measures segment profit as operating profit (loss), which is defined as income (loss) before interest expense and income taxes.
Year ended January 29, 2005 (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
Net sales	$1,430,721	$937,184	$371,726	$2,739,631
Operating (loss) profit	(25,763)	55,188	(22,740)	6,685
Identifiable assets	462,959	357,885	155,582	976,426
Capital expenditures	27,679	29,536	26,640	83,855
Depreciation and Amortization	29,928	18,527	7,656	56,111
Year ended January 31, 2004 (in thousands):

			Filene's
	Value City	DSW	Basement	Total
Net sales	$1,504,674	$772,631	$316,901	$2,594,206
Operating profit (loss)	8,339	26,170	(2,851)	31,658
Identifiable assets	493,939	227,790	138,863	860,592
Capital expenditures	38,582	21,017	9,102	68,701
Depreciation and Amortization	32,087	14,825	6,520	53,432
Year ended February 1, 2003 (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
Net sales	$1,518,595	$628,964	$303,160	$2,450,719
Operating profit (loss)	24,341	14,639	(2,274)	36,706
Capital expenditures	26,136	12,260	3,388	41,784
Depreciation and Amortization	41,761	5,424	6,471	53,656
The following sets forth sales by each major merchandise category (in thousands):

	Year Ended
	1/29/05	1/31/04	2/1/03

Apparel and ready to wear	$1,083,195	$1,112,789	$1,144,024
Hard goods and home furnishings	512,169	493,511	466,759
Shoes and other footwear	1,144,267	987,906	839,936

Total	$2,739,631	$2,594,206	$2,450,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.	QUARTERLY FINANCIAL DATA (UNAUDITED)
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
Year Ended January 29, 2005

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/01/04	07/31/04	10/30/04	01/29/05
	13 Weeks	13 Weeks	13 Weeks	13 Weeks

	Restated*	Restated*	Restated*
Net sales	$646,300	$631,654	$699,738	$761,939
Cost of sales	(386,867)	(372,088)	(419,776)	(484,484)

Gross profit	259,433	259,566	279,962	277,455

Selling, general and administrative expenses	(254,606)	(249,664)	(273,962)	(298,213)
License fees and other income	1,557	1,566	1,950	1,641

Operating profit (loss)	6,384	11,468	7,950	(19,117)
Interest expense, net
Non-related	(2,780)	(3,078)	(3,123)	(3,839)
Related parties	(6,615)	(6,836)	(6,815)	(5,475)

(Loss) income before income taxes	(3,011)	1,554	(1,988)	(28,431)
Benefit (provision) for income taxes	1,062	(797)	646	11,517

Net (loss) income	$(1,949)	$757	$(1,342)	$(16,914)

Basic (loss) earnings per share (1)	$(0.06)	$0.02	$(0.04)	$(0.50)

Diluted (loss) earnings per share (1)	$(0.06)	$0.02	$(0.04)	$(0.50)

Year Ended January 31, 2004

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/03/03	08/02/03	11/01/03	01/31/04
	13 Weeks	13 Weeks	13 Weeks	13 Weeks

	Restated*	Restated*	Restated*	Restated*
Net sales	$588,532	$604,594	$680,639	$720,441
Cost of sales	(371,812)	(368,228)	(419,251)	(433,923)

Gross profit	216,720	236,366	261,388	286,518

Selling, general and administrative expenses	(230,227)	(235,078)	(249,790)	(259,849)
License fees and other income	1,501	1,291	1,454	1,364

Operating (loss) profit	(12,006)	2,579	13,052	28,033
Interest expense, net
Non-related	(4,207)	(2,102)	(2,959)	(2,757)
Related parties	(6,383)	(6,957)	(6,615)	(6,615)

(Loss) income before income taxes	(22,596)	(6,480)	3,478	18,661
Benefit (provision) for income taxes	9,230	2,639	(2,770)	(7,381)

Net (loss) income	$(13,366)	$(3,841)	$708	$11,280

Basic (loss) earnings per share (1)	$(0.40)	$(0.11)	$0.02	$0.33

Diluted (loss) earnings per share (1)	$(0.40)	$(0.11)	$0.02	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended January 29, 2005 — As previously reported

	1st Qtr.	2nd Qtr.	3rd Qtr.
	05/01/04	07/31/04	10/30/04
	13 Weeks	13 Weeks	13 Weeks

Net sales	$646,300	$631,654	$699,738
Cost of sales	(386,867)	(372,088)	(419,776)

Gross profit	259,433	259,566	279,962

Selling, general and administrative expenses	(254,204)	(249,261)	(273,560)
License fees and other income	1,557	1,566	1,950

Operating profit	6,786	11,871	8,352
Interest expense, net
Non-related	(2,780)	(3,078)	(3,123)
Related parties	(6,615)	(6,836)	(6,815)

(Loss) income before income taxes	(2,609)	1,957	(1,586)
Benefit (provision) for income taxes	1,062	(797)	646

Net (loss) income	$(1,547)	$1,160	$(940)

Basic (loss) earnings per share (1)	$(0.05)	$0.03	$(0.03)

Diluted (loss) earnings per share (1)	$(0.05)	$0.03	$(0.03)

Year Ended January 31, 2004 — As previously reported

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	05/03/03	08/02/03	11/01/03	01/31/04
	13 Weeks	13 Weeks	13 Weeks	13 Weeks

Net sales	$588,532	$604,594	$680,639	$720,441
Cost of sales	(371,812)	(368,228)	(419,251)	(433,923)

Gross profit	216,720	236,366	261,388	286,518

Selling, general and administrative expenses	(230,034)	(234,885)	(249,597)	(259,655)
License fees and other income	1,501	1,291	1,454	1,364

Operating (loss) profit	(11,813)	2,772	13,245	28,227
Interest expense, net
Non-related	(4,207)	(2,102)	(2,959)	(2,757)
Related parties	(6,383)	(6,957)	(6,615)	(6,615)

(Loss) income before income taxes	(22,403)	(6,287)	3,671	18,855
Benefit (provision) for income taxes	9,230	2,639	(2,770)	(7,381)

Net (loss) income	$(13,173)	$(3,648)	$901	$11,474

Basic (loss) earnings per share (1)	$(0.39)	$(0.11)	$0.03	$0.34

Diluted (loss) earnings per share (1)	$(0.39)	$(0.11)	$0.03	$0.25

*	See Note 4.

(1)	(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

A supplemental schedule of non-cash investing and financing activities is presented below:

	Year Ended
	1/29/05	1/31/04	2/1/03

Cash paid during the year for:
Interest	$28,864	$34,070	$30,319
Income taxes	$12,540	$2,298	$7,324
Issuance of warrants	—	—	$6,074
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

RETAIL VENTURES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charges to	Charges to		Balance at
	Beginning	Costs and	Other		End
Description	of Period	Expenses	Accounts	Deductions (1)	of Period

Allowance deducted from asset to which it applies:

Allowance for doubtful accounts:
Year Ended:
02/01/03	1,793	10	—	907	896
01/31/04	896	33	—	103	826
01/29/05	826	—	—	60	766
Inventory Reserve:
Year Ended:
02/01/03	33,540	8,594	—	9,659	32,475
01/31/04	32,475	6,569	—	4,859	34,185
01/29/05	34,185	14,142	—	5,545	42,782
Allowance for Sales Returns:
Year Ended:
02/01/03	2,348	528	—	614	2,262
01/31/04	2,262	963	—	15	3,210
01/29/05	3,210	1,861	—	1,495	3,576

Store Closing Reserve:
Year ended:
02/01/03	615	1,099	—	1,190	524
01/31/04	524	598	—	—	1,122
01/29/05	1,122	1,926	—	1,736	1,312

(1)	The deductions in Column D are amounts written off against the respective reserve.

S-1

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended and Restated Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.2	License Agreement, dated June 5, 1991, between the Company and SSC re: Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3#	Form of Indemnification Agreement, dated 1991, between the Company and its directors and executive officers. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.4#	Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.5#	Retail Ventures, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 33-46221) filed October 16, 2003.

10.6#	Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.7#	Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

10.8	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.9	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.10	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.11	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

Exhibit
No.	Description

10.12	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re: separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13	Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.14#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.15	Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.16	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.16.1	Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.17	Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.18	Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.19	Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.20	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re:
Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.21	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re:
Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.22	Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.23	Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.24	Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

Exhibit
No.	Description

10.25	Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.26	Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.27	Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.28	Industrial Space Lease — Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.29	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.29.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.30	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.30.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.31	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.31.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.32#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.33#	Employment Agreement dated February 3, 2002 between John C. Rossler and the Company. Incorporated by reference to Exhibit 10 to Form 10-Q (file no. 1-10767) filed September 12, 2002.

10.34#	Employment Agreement, dated February 3, 2002, between Edwin J. Kozlowski and the Company. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed May 1, 2003.

10.35#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.36	Loan and Security Agreement, dated as of June 11, 2002, by and among National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Commercial Finance, Inc. and Fleet Retail Finance Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders, National City Bank, as L/C Issuer, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

Exhibit
No.	Description

10.36.1	First Amendment to Loan and Security Agreement, dated as of October 7, 2003, by and among National City Commercial Finance, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Commercial Finance, Inc. and Fleet Retail Finance Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders, National City Bank, as L/C Issuer, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10(a) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.36.2	Second Amendment to Loan and Security Agreement, dated as of July 29, 2004, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc. and Fleet Retail Group, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, National City Bank, as L/C Issuer, the Revolving Credit Lenders, and Value City Department Stores, Inc., as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.36.3	Joinder and Third Amendment to Loan and Security Agreement, dated as of December 29, 2004, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc. and Fleet Retail Group, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, National City Bank, as L/C Issuer, the Revolving Credit Lenders, and Value City Department Stores LLC, as agent for the Borrowers named therein. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.37	Financing Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM Ltd., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.37.1	First Amendment to the Financing Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(b) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.37.2	Second Amendment to Financing Agreement, dated as of July 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.37.3	Third Amendment to Financing Agreement, dated as of December 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.38	Amended and Restated Senior Convertible Loan Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM, Ltd., Filene’s Basement, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Value City Limited Partnership, Value City of Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Guarantors, the Lenders named therein, and Schottenstein Stores Corporation, as Agent for itself and the other Lenders. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

Exhibit
No.	Description

10.38.1	Amendment No. 1 to Amended and Restated Senior Convertible Loan Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM, Ltd., Filene’s Basement, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Value City Limited Partnership, Value City of Michigan, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, the Lenders named therein, and Schottenstein Stores Corporation, as Agent and as a Lender. Incorporated by reference to Exhibit 10.3.1 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.38.2	Amendment No. 2 to Amended and Restated Senior Convertible Loan Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., as Borrower, Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, Value City of Michigan, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(c) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.38.3	Amendment No. 3 to Amended and Restated Senior Convertible Loan Agreement, dated as of December 29, 2004, by and among Value City Department Stores LLC, as Borrower, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.39	Amended and Restated Registration Rights Agreement, dated as of June 11, 2002 by and among Value City Department Stores, Inc. and Cerberus Partners, L.P. and SSC, as Initial Holders. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.40	Form of Common Stock Purchase Warrants issued by the Company to Cerberus Partners, L.P. and SSC. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.41#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44	Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45	Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.46	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4200 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.48	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.48.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.49	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.51	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenany’t Leashold Interst and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.52	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.53	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description

10.54	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.55.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.56	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57	Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, Dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.59	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.59.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.60	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.62#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.63#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.65	Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-402144) filed April 29, 1991.

10.66#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.67	Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store. Incorporated by reference to Exhibit 10.67 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.68	Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store. Incorporated by reference to Exhibit 10.68 to Form 10-K/A (file no. 1-10767) filed May 12, 2005.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to Form 10-K (file no. 1-10767) filed April 14, 2005.

23*	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. Incorporated by reference to Exhibit 24 to Form 10-K (file no. 1-10767) filed April 14, 2005.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.