Form 10-Q/A
period 2005-04-30
RETAIL VENTURES INC
filed 2006-04-11
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
This filing is made to restate the April 30, 2005 and January 29, 2005 condensed consolidated balance sheets contained herein to correct errors in retained earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 3.
This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this Form 10-Q/A as originally filed with the SEC on June 9, 2005, except as required to reflect the effects of the restatement. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A (Amendment No. 1).

RETAIL VENTURES, INC.

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 30,	January 29,
	2005	2005

	Restated*	Restated*
ASSETS
Cash and equivalents	$14,054	$29,258
Accounts receivable, net	15,698	7,455
Receivables from related parties	694	501
Inventories	541,610	473,051
Prepaid expenses and other assets	20,644	21,112
Deferred income taxes	63,035	62,355

Total current assets	655,735	593,732

Property and equipment, net	277,732	280,454

Goodwill	25,899	25,899
Tradenames and other intangibles, net	42,399	43,460
Deferred income taxes and other assets	34,416	32,881

Total assets	$1,036,181	$976,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$250,227	$202,578
Accounts payable to related parties	4,817	5,428
Accrued expenses	152,288	151,547
Current maturities of long-term obligations	604	611

Total current liabilities	407,936	360,164

Long-term obligations, net of current maturities
Non-related parties	168,977	169,134
Related parties	174,747	174,241
Other noncurrent liabilities	90,404	87,710
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 38,723,967 and 34,110,707 shares, respectively	163,876	143,477
Warrants	6,074	6,074
Retained earnings	31,297	42,756
Deferred compensation expense, net	(3)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	194,117	185,177

Total liabilities and shareholders’ equity	$1,036,181	$976,426

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

RETAIL VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650
(as restated)*

Net loss (as restated)*					(1,949)				(1,949)
Exercise of stock options	24		73						73
Amortization of deferred compensation expense						95			95

Balance, May 1, 2004 (as restated)*	34,015	8	$143,150	$6,074	$60,255	$(540)	$(59)	$(6,011)	$202,869

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177
(as restated)*

Net loss					(11,459)				(11,459)
Exercise of stock options	4,613		20,399						20,399

Balance, April 30, 2005 (as restated)*	38,724	8	$163,876	$6,074	$31,297	$(3)	$(59)	$(7,068)	$194,117

*	See Note 15

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

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s 2004 Annual Report for the fiscal year ended January 29, 2005 on Form 10-K, as amended and filed with the SEC on April 11, 2006 (the “2004 Annual Report”).

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

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended April 30, 2005
Net sales	$311,455	$281,806	$86,784	$680,045
Operating (loss) profit	(16,692)	15,053	(7,793)	(9,432)
Depreciation and amortization	7,342	4,719	2,352	14,413
Interest expense, net	5,252	3,521	862	9,635
Benefit (provision) for income taxes	8,659	(4,552)	3,501	7,608

Capital expenditures	4,931	5,579	201	10,711

As of April 30, 2005 Identifiable assets	477,056	407,115	152,010	1,036,181

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended May 1, 2004
Net sales	$340,055	$232,559	$73,686	$646,300
Operating (loss) profit	(3,539)	13,759	(3,836)	6,384
Depreciation and amortization	6,451	4,363	1,568	12,382
Interest expense, net	7,759	726	910	9,395
Benefit (provision) for income taxes	4,534	(5,245)	1,773	1,062

Capital expenditures	4,114	5,558	4,346	14,018

As of January 29, 2005 Identifiable assets	456,074	371,761	148,591	976,426

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	RESTATEMENT OF FINANCIAL STATEMENTS
The Company has restated its April 30, 2005 and January 29, 2005 condensed consolidated balance sheets contained herein to correct errors in retained earnings and deferred income taxes related to matters described in the January 29, 2005 Form 10-K/A Amendment No. 3. These adjustments caused a reduction in opening retained earnings by $7.5 million, reduced deferred income tax assets by $6.9 million and increased accrued taxes by $0.6 million. This adjustment had no effect on the previously reported results of operations and had no effect on net cash or the income tax returns filed by the Company. The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets as of April 30, 2005 and January 29, 2005.

	April 30, 2005
	As Reported	Adjustments	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$65,039	$(2,004)	$63,035
Total current assets	$657,739	$(2,004)	$655,735
Deferred income taxes and other assets	$39,341	$(4,925)	$34,416
Total assets	$1,043,110	$(6,929)	$1,036,181
Accrued expenses	$151,680	$608	$152,288
Total current liabilities	$407,328	$608	$407,936
Retained earnings	$38,834	$(7,537)	$31,297
Total shareholders’ equity	$201,654	$(7,537)	$194,117
Total liabilities and shareholders’ equity	$1,043,110	$(6,929)	$1,036,181

	January 29, 2005
	As Reported	Adjustments	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$64,359	$(2,004)	$62,355
Total current assets	$595,736	$(2,004)	$593,732
Deferred income taxes and other assets	$37,806	$(4,925)	$32,881
Total assets	$983,355	$(6,929)	$976,426
Accrued expenses	$150,939	$608	$151,547
Total current liabilities	$359,556	$608	$360,164
Retained earnings	$50,293	$(7,537)	$42,756
Total shareholders’ equity	$192,714	$(7,537)	$185,177
Total liabilities and shareholders’ equity	$983,355	$(6,929)	$976,426
As filed with the SEC on June 9, 2005
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

Net working capital was $247.8 million and $233.6 million at April 30, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels at April 30, 2005, due to the seasonality of the Company’s business. Current ratios at those dates were 1.6 and 1.7, respectively.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In connection with filing its quarterly report on Form 10-Q for the period ended April 30, 2005 on June 9, 2005, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of April 30, 2005, that such disclosure controls and procedures were effective.
In 2005, in connection with management’s assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company identified a material weakness related to the controls over the accounting for deferred tax balances. As part of the additional controls and procedures put into place to remediate the material weakness, management undertook a project to reconcile the deferred tax account balances. At a meeting held on April 5, 2006, management advised the Audit Committee that, based upon the results of such project, it had made a determination that its deferred tax account balances required adjustment and that a material weakness in internal control over financial reporting existed as of January 29, 2005.
At the April 5, 2006 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003, and its interim unaudited condensed consolidated financial statements as of and for the quarter ended April 30, 2005, should be restated and should no longer be relied upon.
In connection with this filing on Form 10-Q/A for the period ended April 30, 2005 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of April 30, 2005, that such disclosure controls and procedures were not effective because of the material weakness in internal control described below.
There were no other changes made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended April 30, 2005.
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

RETAIL VENTURES, INC.
(Registrant)
Date: April 11, 2006	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 9, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995 (previously filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed on June 9, 2005.)

*	Previously filed