Form 10-Q/A
period 2005-07-30
RETAIL VENTURES INC
filed 2006-04-11
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

RETAIL VENTURES, INC. FORM 10-Q/A
Amendment No. 2
INTRODUCTORY NOTE
This filing is made to restate the July 30, 2005 and January 29, 2005 condensed consolidated balance sheets contained herein to correct errors in retained earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 3.
This amendment does not reflect events after the filing of the original report on Form 10-Q filed September 13, 2005 with the SEC, and is not intended to update other information presented except as required to reflect the effects of this restatement. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Form 10-Q/A (Amendment No. 1) filed on December 8, 2005 is amended by this Form 10-Q/A (Amendment No. 2).

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 30,	January 29,
	2005	2005

	*Restated	*Restated

ASSETS
Cash and equivalents	$61,550	$29,258
Accounts receivable, net	16,278	7,455
Receivables from related parties	848	501
Inventories	559,110	473,051
Prepaid expenses and other assets	31,982	21,112
Deferred income taxes	60,003	62,355

Total current assets	729,771	593,732

Property and equipment, net	277,091	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	41,338	43,460
Deferred income taxes and other assets	9,414	32,881

Total assets	$1,083,513	$976,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$266,994	$202,578
Accounts payable to related parties	4,480	5,428
Accrued expenses	145,036	151,547
Warrant liability ($112,178 - related party)	113,250
Current maturities of long-term obligations	619	611

Total current liabilities	530,379	360,164

Long-term obligations, net of current maturities
Non-related parties	77,317	169,134
Related parties	50,000	174,241
Deferred income taxes and other noncurrent liabilities	136,165	87,710
Minority interest	104,716
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,358,847 and 34,110,707, respectively	165,381	143,477
Warrants		6,074
Retained earnings	26,684	42,756
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	184,936	185,177

Total liabilities and shareholders’ equity	$1,083,513	$976,426

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

3

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

		Restated*		Restated*

Net sales	$666,734	$631,654	$1,346,779	$1,277,954
Cost of sales	(407,362)	(372,088)	(819,015)	(758,955)

Gross profit	259,372	259,566	527,764	518,999

Selling, general and administrative expenses	(265,547)	(249,664)	(544,889)	(504,270)
Change in fair value of warrants ($95,821 - related party)	(95,848)		(95,848)
License fees and other income	3,993	1,566	5,511	3,123

Operating (loss) profit	(98,030)	11,468	(107,462)	17,852

Interest expense, net
Non-related parties	(5,372)	(3,078)	(8,449)	(5,858)
Related parties	(5,062)	(6,836)	(11,620)	(13,451)

(Loss) income before income taxes	(108,464)	1,554	(127,531)	(1,457)

(Provision) benefit for income taxes	(7,775)	(797)	(167)	265

(Loss) income before minority interest	(116,239)	757	(127,698)	(1,192)

Minority interest	723		723

Net (loss) income	$(115,516)	$757	$(126,975)	$(1,192)

Basic and diluted (loss) income per share:
Basic	$(2.96)	$0.02	$(3.38)	$(0.04)
Diluted	$(2.96)	$0.02	$(3.38)	$(0.04)

Shares used in per share calculations:
Basic	39,037	33,903	37,600	33,882
Diluted	39,037	37,094	37,600	33,882
* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

4

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss (as restated)*					(1,192)				(1,192)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						159			159

Balance, July 31, 2004 (as restated)*	34,084	8	$143,395	$6,074	$61,012	$(372)	$(59)	$(6,011)	$204,039

Balance, January 29, 2005 (as restated)*	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(126,975)				(126,975)
Initial public offering of subsidiary					110,681				110,681
Capital transactions of subsidiary					222				222
Exercise of stock options	5,248		23,760						23,760
Tax benefit related to stock options exercised			9,472						9,472
Amortization of deferred compensation						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, July 30, 2005 (as restated)*	39,359	8	$165,381	$0	$26,684	$(2)	$(59)	$(7,068)	$184,936

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

5

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 30,	July 31,
	2005	2004

		(Restated)*
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
The accompanying unaudited interim financial statements should be read in conjunction with Retail Ventures’ 2004 Annual Report for the fiscal year ended January 29, 2005 on Form 10-K, as amended and filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2006 (the “2004 Annual Report”).
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment statement of operations information for the three and six months ended July 30, 2005 and July 31, 2004.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 30, 2005

Net sales	$301,170	$276,211	$89,353	$666,734
Operating (loss) profit	(113,453)	20,689	(5,266)	(98,030)
Depreciation and amortization	7,330	4,861	2,324	14,515
Interest expense, net	4,344	5,012	1,078	10,434
(Provision) benefit for income taxes	(3,949)	(6,425)	2,599	(7,775)
Capital expenditures	2,202	9,929	1,145	13,276

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 31, 2004

Net sales	$318,554	$234,403	$78,697	$631,654
Operating (loss) profit	(2,248)	15,575	(1,859)	11,468
Depreciation and amortization	7,440	4,482	1,651	13,573
Interest expense, net	8,161	745	1,008	9,914
Benefit (provision) for income taxes	4,026	(5,968)	1,145	(797)

Capital expenditures	4,954	7,659	4,169	16,782

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 30, 2005

Net sales	$612,625	$558,017	$176,137	$1,346,779
Operating (loss) profit	(130,154)	35,741	(13,049)	(107,462)
Depreciation and amortization	14,672	9,580	4,676	28,928
Interest expense, net	9,596	8,533	1,940	20,069
Benefit (provision) for income taxes	4,710	(10,977)	6,100	(167)

Capital expenditures	7,133	15,508	1,346	23,987

As of July 30, 2005
Total assets	483,781	478,368	121,364	1,083,513

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 31, 2004

Net sales	$658,609	$466,962	$152,383	$1,277,954
Operating (loss) profit	(5,787)	29,334	(5,695)	17,852
Depreciation and amortization	13,891	8,845	3,219	25,955
Interest expense, net	15,921	1,471	1,918	19,310
Benefit (provision) for income taxes	8,560	(11,213)	2,918	265

Capital expenditures	9,068	13,217	8,515	30,800

As of January 29, 2005	462,838	395,437	118,151	976,426
Total assets
15.	RESTATEMENT OF FINANCIAL STATEMENTS
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
The Company restated its consolidated statements of operations, shareholders’ equity and cash flows for the interim periods ended July 31, 2004, and the effected notes therein. The impact of the restatement was an increase in net loss of $0.8 million for the six months ended July 31, 2004 and an increase in the net loss of $0.4 million of the three months ended July 31, 2004.
Subsequent to the issuance of the Company’s July 30, 2005 condensed consolidated financial statements on Form 10-Q, the Company determined that the previously reported deferred tax liability associated with the initial public offering of our subsidiary, as described in Note 3, should have been $62.5 million. This adjustment increased the previously reported deferred income taxes and other noncurrent liabilities and reduced the previously reported retained earnings by $22.8 million.
Subsequent to the issuance of our consolidated financial statements in Form 10-Q/A (Amendment No. 1), the Company identified errors in accounting for its deferred income taxes. As a result, the Company has restated previously reported amounts to correct errors identified in the deferred tax accounts pertaining to: (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances. These adjustments caused a reduction in opening retained earnings by $7.5 million, reduced deferred income tax assets by $6.9 million and increased accrued taxes by $0.6 million. This adjustment had no effect on the previously reported results of operations and had no effect on net cash or the income tax returns filed by the Company.
The following is a summary of the effects of these changes on the Company’s January 29, 2005 condensed consolidated balance sheets and the Company’s July 30, 2005 and July 31, 2004 condensed consolidated financial statements.

	July 30, 2005
	As Reported	Adjustments	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$62,007	$(2,004)	$60,003
Total current assets	$731,775	$(2,004)	$729,771
Total assets	$1,085,517	$(2,004)	$1,083,513
Accrued expenses	$144,428	$608	$145,036
Total current liabilities	$529,771	$608	$530,379
Deferred income taxes and other noncurrent liabilities	$131,240	$4,925	$136,165
Retained earnings	$34,221	$(7,537)	$26,684
Total shareholders’ equity	$192,473	$(7,537)	$184,936
Total liabilities and shareholders’ equity	$1,085,517	$(2,004)	$1,083,513

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 29, 2005
	As Reported	Adjustments	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$64,359	$(2,004)	$62,355
Total current assets	$595,736	$(2,004)	$593,732
Deferred income taxes and other assets	$37,806	$(4,925)	$32,881
Total assets	$983,355	$(6,929)	$976,426
Accrued expenses	$150,939	$608	$151,547
Total current liabilities	$359,556	$608	$360,164
Retained earnings	$50,293	$(7,537)	$42,756
Total shareholders’ equity	$192,714	$(7,537)	$185,177
Total liabilities and shareholders’ equity	$983,355	$(6,929)	$976,426

	Three months ended July 31, 2004
	As reported	Adjustments	As restated
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(249,261)	$(403)	$(249,664)
Operating profit (loss)	11,871	(403)	11,468
Income before income taxes	1,957	(403)	1,554
Net income	1,160	(403)	757
Basic and diluted income per share	0.03	(0.01)	0.02

	Six months ended July 31, 2004
	As reported	Adjustments	As restated
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(503,465)	$(805)	$(504,270)
Operating profit (loss)	18,657	(805)	17,852
Loss before income taxes	(652)	(805)	(1,457)
Net loss	(387)	(805)	(1,192)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)
Consolidated Statements of Cash Flows:
Net loss	$(387)	$(805)	$(1,192)
Depreciation and amortization	25,619	336	25,955
Deferred income taxes and other noncurrent liabilities	(5,327)	(13)	(5,340)
Proceeds from lease incentives	5,716	168	5,884
Accrued expenses	300	314	614
Net cash used in operating activities	(43,007)	5,716	(37,291)
Net cash used in investing activities	(29,059)	(5,716)	(34,775)
16.	COMMITMENTS AND CONTINGENCIES
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
Net working capital was $199.4 million and $233.6 million at July 30, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at July 30, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. Current ratios at July 30, 2005 and January 29, 2005 were 1.4 and 1.7, respectively.
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
As of July 30. 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2005 due to a material weakness in our internal control over financial reporting. This material weakness related to inadequacies in the controls over the recording of minority interest, retained earnings and deferred income taxes in the furnished Condensed Consolidated Balance Sheet as described below.
During the financial closing and reporting process for the second and third quarters of Fiscal 2005, accounting errors were identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” on Form 8-K as of September 7, 2005, that announced the Company’s second quarter fiscal 2005 results and in the Company’s Form 10-Q for the quarter ended July 30, 2005 as filed with the SEC on September 13, 2005. Specifically, the Company erroneously calculated and reported minority interest, retained earnings and deferred income taxes in the Condensed Consolidated Balance Sheet. To compensate for this material weakness, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that these inadequacies in our controls as described in this paragraph constituted a material weakness as of July 30, 2005.
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
At the April 5, 2006 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003, and its interim unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended July 30, 2005, should be restated and should no longer be relied upon.
In connection with this filing on Form 10-Q/A for the period ended July 30, 2005 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2005, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of July 30, 2005, that such disclosure controls and procedures were not effective because of the material weakness in internal control described above.
No other change was made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended July 30, 2005.
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

RETAIL VENTURES, INC. (Registrant)

Date: April 11, 2006	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 13, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995 (previously filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q/A filed December 8, 2005.)
* Previously filed