Form 10-Q/A
period 2005-10-29
RETAIL VENTURES INC
filed 2006-04-11
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
This filing is made to restate the October 29, 2005 and January 29, 2005 condensed consolidated balance sheets contained herein to correct errors in retained earnings and deferred income taxes related to the matters described in the January 29, 2005 Form 10-K/A Amendment No. 3.
This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this Form 10-Q/A as originally filed with the SEC on December 8, 2005, except as required to reflect the effects of the restatement. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A (Amendment No. 1).

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 29,	January 29,
	2005	2005

	Restated*	Restated*
ASSETS
Cash and equivalents	$78,778	$29,258
Accounts receivable, net	47,826	7,455
Receivables from related parties	527	501
Inventories	617,903	473,051
Prepaid expenses and other assets	28,830	21,112
Deferred income taxes	56,284	62,355

Total current assets	830,148	593,732

Property and equipment, net	276,841	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	40,278	43,460
Deferred income taxes and other assets	8,887	32,881

Total assets	$1,182,053	$976,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$268,152	$202,578
Accounts payable to related parties	4,529	5,428
Accrued expenses	187,461	151,547
Warrant liability ($47,948 — related party)	48,472
Current maturities of long-term obligations	634	611

Total current liabilities	509,248	360,164

Long-term obligations, net of current maturities
Non-related parties	148,652	169,134
Related parties	50,000	174,241
Deferred income taxes and other noncurrent liabilities	131,416	87,710
Minority interest	108,626

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,536,927 and 34,110,707, respectively	166,800	143,477
Warrants		6,074
Retained earnings	74,440	42,756
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	234,111	185,177

Total liabilities and shareholders’ equity	$1,182,053	$976,426

* See note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		Restated*		Restated*
Net sales	$746,101	$699,738	$2,092,880	$1,977,692
Cost of sales	(462,397)	(419,776)	(1,281,412)	(1,178,731)

Gross profit	283,704	279,962	811,468	798,961

Selling, general and administrative expenses	(290,439)	(273,962)	(835,328)	(778,232)
Change in fair value of warrants ($64,193 and $(31,590) — related party, respectively)	64,778		(31,070)
License fees and other income	1,593	1,950	7,104	5,073

Operating profit (loss)	59,636	7,950	(47,826)	25,802

Interest expense, net
Non-related parties	(1,981)	(3,123)	(10,430)	(8,981)
Related parties	(1,264)	(6,815)	(12,884)	(20,266)

Income (loss) before income taxes	56,391	(1,988)	(71,140)	(3,445)

Benefit for income taxes	1,812	646	1,645	911

Income (loss) before minority interest	58,203	(1,342)	(69,495)	(2,534)

Minority interest	(4,022)		(3,299)

Net income (loss)	$54,181	$(1,342)	$(72,794)	$(2,534)

Basic and diluted income (loss) per share:
Basic	$1.37	$(0.04)	$(1.90)	$(0.07)
Diluted	$0.88	$(0.04)	$(1.90)	$(0.07)

Shares used in per share calculations:
Basic	39,479	33,978	38,227	33,914
Diluted	61,514	33,978	38,227	33,914
* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss(as restated)*					(2,534)				(2,534)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						231			231

Balance, October 30, 2004 (as restated)*	34,084	8	$143,395	$6,074	$59,670	$(300)	$(59)	$(6,011)	$202,769

Balance, January 29, 2005 (as restated)*	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(72,794)				(72,794)
Initial public offering of subsidiary					104,474				104,474
Capital transactions of subsidiary					4				4
Exercise of stock options	5,426		24,493						24,493
Tax benefit related to stock options exercised			10,158						10,158
Amortization of deferred compensation expense						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, October 29, 2005 (as restated)*	39,537	8	$166,800	$0	$74,440	$(2)	$(59)	$(7,068)	$234,111

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 29,	October 30,
	2005	2004
		Restated*
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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Retail Ventures’ 2004 Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as amended and filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2006 (the “2004 Annual Report”). This Form 10-Q reflects all changes incorporated into the Retail Ventures Amendment No. 2 to Form 10-Q/A for the quarter ended July 30, 2005.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended October 30, 2004
Net sales	$347,154	$262,444	$90,140	$699,738
Operating (loss) profit	(6,853)	16,789	(1,986)	7,950
Depreciation and amortization	7,445	4,823	1,788	14,056
Interest expense, net	7,931	989	1,018	9,938
Benefit (provision) for income taxes	5,899	(6,371)	1,118	646

Capital expenditures	8,819	6,585	8,723	24,127

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 29, 2005
Net sales	$954,312	$860,257	$278,311	$2,092,880
Operating (loss) profit	(89,303)	53,469	(11,992)	(47,826)
Depreciation and amortization	21,848	14,229	6,921	42,998
Interest expense, net	12,211	8,384	2,719	23,314
Benefit (provision) for income taxes	13,616	(17,942)	5,971	1,645

Capital expenditures	13,139	21,248	2,543	36,930

As of October 29, 2005
Total assets	552,392	481,788	147,873	1,182,053

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 30, 2004
Net sales	$1,005,763	$729,406	$242,523	$1,977,692
Operating (loss) profit	(12,640)	46,123	(7,681)	25,802
Depreciation and amortization	21,341	13,663	5,007	40,011
Interest expense, net	23,851	2,460	2,936	29,247
Benefit (provision) for income taxes	14,459	(17,584)	4,036	911

Capital expenditures	17,887	19,802	17,238	54,927

As of January 29, 2005
Total assets	462,838	395,437	118,151	976,426

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	RESTATEMENT OF FINANCIAL STATEMENTS
The Company has restated its October 29, 2005 and January 29, 2005 condensed consolidated balance sheets contained herein to correct errors in retained earnings and deferred income taxes related to matters described in the January 29, 2005 Form 10-K/A Amendment No. 3. These adjustments caused a reduction in opening retained earnings by $7.5 million, reduced deferred income tax assets by $6.9 million and increased accrued taxes by $0.6 million. This adjustment had no effect on the previously reported results of operations and had no effect on net cash or the income tax returns filed by the Company. The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets as of October 29, 2005 and January 29, 2005.

	October 29, 2005
	As Reported	Adjustments	As Restated
Consolidated Balance Sheets:
Deferred income taxes	$58,288	$(2,004)	$56,284
Total current assets	$832,152	$(2,004)	$830,148
Total assets	$1,184,057	$(2,004)	$1,182,053
Accrued expenses	$186,853	$608	$187,461
Total current liabilities	$508,640	$608	$509,248
Deferred income taxes and other noncurrent liabilities	$126,491	$4,925	$131,416
Retained earnings	$81,977	$(7,537)	$74,440
Total shareholders’ equity	$241,648	$(7,537)	$234,111
Total liabilities and shareholders’ equity	$1,184,057	$(2,004)	$1,182,053

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
As Filed with the SEC on December 8, 2005
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
Net working capital was $320.9 million and $233.6 million at October 29, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at October 29, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. The current ratio at October 29, 2005 and January 29, 2005 was 1.6 and 1.7, respectively.
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
The Company has put into place controls and implemented policies to ensure the accuracy of calculations with respect to the accounting for minority interest, retained earnings and deferred income taxes that support the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis. As a result of these controls, during the financial closing and reporting process for the third quarter end October 29, 2005, accounting errors were identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” of our September 7, 2005 Form 8-K filed that announced the Company’s second quarter fiscal 2005 results and in the Company’s Form 10-Q as originally filed with the SEC on September 13, 2005. The Company restated the July 30, 2005 Condensed Consolidated financial statements on Form 10-Q/A, as filed with the SEC on December 8, 2005.
In connection with the preparation of this quarterly report on Form 10-Q as originally filed on December 8, 2005, as of October, 29, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company believes that the reported material weakness no longer exists as a result of the implementation of additional controls and procedures. Based on this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2005.
In 2005, in connection with management’s assessment of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company identified a material weakness related to the controls over the accounting for deferred tax balances. This material weakness had been previously disclosed by the Company in its Form 10-Q/A (Amendment No. 1) for the quarter ended July 30, 2005 as filed with the SEC on December 8, 2005. As part of the additional controls and procedures put into place to remediate the material weakness, management undertook a project to reconcile the deferred tax account balances. At a meeting held on April 5, 2006, management advised the Audit Committee that, based upon the results of such project, it had made a determination that its deferred tax account balances required adjustment and that a material weakness in internal control over financial reporting existed as of January 29, 2005.
At the April 5, 2006 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s accounting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements as of January 29, 2005 and January 31, 2004 and for the three years ended January 29, 2005, January 31, 2004 and February 1, 2003, and its interim unaudited condensed consolidated financial statements as of and for the quarter and year to date periods ended October 29, 2005, should be restated and should no longer be relied upon.

No other change was made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended October 29, 2005.
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
See Index to Exhibits on page 48.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)

Date: April 11, 2006	By:	/s/ James A. McGrady

James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1*	Form of Term Loan Warrant for Millennium Partners, L.P. (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2005.)

10.1*	Cancellation of Lease Agreement, dated June 30, 2005, by and between 4300 Venture 34910 LLC and Value City Department Stores LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 8, 2005.)

31.1	Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

32.1	Section 1350 Certification of
Chief Executive Officer

32.2	Section 1350 Certification of
Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995 (previously filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed December 8, 2005.)

* Previously filed