Form 10-K
period 2006-01-28
RETAIL VENTURES INC
filed 2006-04-13
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10767
RETAIL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Ohio	20-0090238

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3241 Westerville Road, Columbus, Ohio	43224

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 471-4722
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant computed by reference to the price at which such voting stock was last sold, as of July 29, 2005, was $277,793,069.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,891,726 Common Shares were outstanding at March 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s 2006 Proxy Statement, which will be filed no later than 120 days after January 28, 2006, are incorporated by reference into Part III.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

SCHEDULES

I— Condensed Financial Information of Registrant	S-1

II—Valuation and Qualifying Accounts	S-2

Index to Exhibits	E-1
Exhibit 4.7
Exhibit 10.72
Exhibit 10.74
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
As used in this Annual Report on Form 10-K and except as the context otherwise may require, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company.”
We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, trade names and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or trade names is not intended to, and does not, imply a relationship with the trademark or trade dress owner.
Forward-Looking Information
Some of the statements in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Annual Report on Form 10-K reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.
ITEM 1. BUSINESS.
History of Our Business
We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”). As of January 28, 2006 SSC owned approximately 48.2% of the outstanding shares and beneficially owns 59.0% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of convertible warrants, (ii) 1,388,752 shares of RVI Common Shares issuable upon the exercise of term loan warrants, and, (iii) 685,417 RVI Common Shares issuable pursuant to the term loan warrants of the outstanding shares of Retail Ventures. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this Annual Report beginning on page 59.
On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures. In connection with the reorganization, holders of common shares of Value City Department Stores, Inc. became holders of an identical number of common shares of Retail Ventures. The reorganization was effected by a merger which was previously approved by Value City Department Stores Inc.’s shareholders. Since October 2003, Retail Ventures’ Common Shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.
In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC (“VCDS” or “Value City”), a newly created, wholly-owned subsidiary of Retail Ventures. In connection with this reorganization, Value City transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 28, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus and Millennium, although it continues to evaluate financing options in light of market conditions and other factors. Retail Ventures is subject to (a) contractual obligations with the lenders under its senior loan facility to retain ownership of at least 55% by value of the common shares of DSW for so long as the senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures accounted for the sale of DSW as a capital transaction.
General
We operate our business in the three segments described below:
Value City. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwestern, Eastern and Southern United States and operating for over 80 years principally under the name Value City, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. In the past year, Value City has modified its merchandising strategy to increase the percentage of fashionable brand name in-season and private label merchandise and to increase the percentage of all-season, regularly in stock merchandise, while refining the offerings of special merchandise purchases to provide appropriate quantities and quality. This strategy modification is in process, and is expected to impact all merchandise categories by the end of 2006. We expect this will provide Value City customers, known as “guests”, a significantly improved combination of today’s fashions, basic products and deeply discounted special promotions, all at low prices, while still allowing customers the experience of “treasure hunting” for special, deal-based offerings. Value City believes that this enhanced combination of fashion and value will provide a distinctive shopping opportunity for its guests. In 2005 Value City also made significant changes in its merchandise displays, store operations and marketing strategy. As of January 28, 2006, there were 113 Value City stores in operation.
DSW. DSW is a leading U.S. specialty branded footwear retailer operating 199 shoe stores in 32 states as of January 28, 2006. It offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of its customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. DSW believes this combination of selection, convenience and value differentiates it from its competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement’s focuses on serving the customer with discriminating fashion taste who appreciates an excellent value. These stores have a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides”™, Filene’s Basement believes that it is also distinctive in its offering of great fashion, high quality and affordable prices. As of January 28, 2006, there were 27 Filene’s Basement stores in operation.
See Note 12 of Notes to Consolidated Financial Statements beginning on page F-34 of this Annual Report for detailed financial information regarding our three operating segments.
VALUE CITY
Value City’s goal is to continue its transition to a leading value department store consistently featuring in-season brand name fashions, a mix of private label merchandise, a consistent presentation of in-stock basic products and special promotions.
Value City’s merchandise strategy provides women’s, men’s, children’s apparel, shoes, jewelry/fragrances, bath and body products, home goods, electronics, toys and seasonal items representing recognizable, mid-tier name brands in current styles and colors at exceptional values. Value City is also developing a direct sourced line of high quality merchandise which allows higher margins within recognizable brand names such as “Leslie Fay.”
Value City also buys in-line and opportunistic merchandise which is available to it at significantly less than the cost to the original retailer. These goods provide excitement in the store due to their 20-70% lower prices than a customer can find in a traditional department store shopping experience. These branded special buys provide a reason for Value City’s guests to shop often to see the latest exceptional values.
Merchandising
In the past year, Value City has initiated a new merchandising strategy focusing on brand name in season merchandise. The initial area to be planned was the women’s department followed by men’s and later in 2005 and early 2006 children’s and our hardlines departments. Emphasis was placed on a purchasing a higher concentration of the seasonal styles prior to the onset of the season than historically had been done. This enabled our merchants to have more control over style, color and sizing.
To help build complete assortments and still provide great value, Value City expanded its exclusive brand program using its own private label brands, such as Leslie Fay, F.R. Trippler and Outdoor Outfitters. Value City has the ability to design and coordinate the fashion assortments controlling all aspects of the process. It is not anticipated that private label apparel will exceed 20% of the overall merchandise apparel presentation in 2006.

Supplier Relationships and Purchasing
Value City employs several different purchasing strategies. Up-front planned purchases occur in advance of the targeted season and represent a growing portion of overall merchandising needs. Value City purchases in-season merchandise opportunistically during the selling season when seasonal merchandise presents itself and the cost of the acquisition allows for sufficient retail markup. It has also started more aggressively to seek advantageous buying opportunities and sourcing overseas across all categories. Value City purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers’ slight irregulars. From time to time, but less frequently than its historical practice, Value City purchases (i) all or substantially all of the inventories of financially distressed retailers and makes other special purchases and (ii) packaway merchandise. Packaway purchases are used as a method of sourcing closeout merchandise found in the market and warehousing these goods until the following season. Packaway merchandise lags the normal retail distribution by approximately one selling season and generally has a level of risk above other purchases.
An important factor in operations has been the relationships Value City has developed with select suppliers and its many years of experience in purchasing merchandise directly from manufacturers, vendors and other sources at prices substantially below those generally paid by conventional retailers. Value City believes our buyers have good relationships with suppliers that allow us to acquire the mix and quantities of merchandise we want and need. Value City purchases merchandise from more than 3,000 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. Except for greeting cards, our program supplying merchandise next to the POS register and bottled drinks, there are no long-term or exclusive commitments to purchase merchandise from any one supplier. Most brand name merchandise manufacturers are open to selling merchandise to Value City for resale at its discounted prices as it provides a stable and known outlet. By selling their merchandise through our retail stores, Value City is able to assure these suppliers the merchandise will be sold without disturbing their regular channels of distribution.
Value City cannot quantify the reduction in prices it pays for special purchases compared to the prices paid by competitors for similar purchases. However, we believe that such special purchases are made at prices sufficiently favorable to enable Value City to offer merchandise to its guests at very competitive prices while achieving initial markup goals.
Advertising and Promotion
Value City has committed substantial resources to advertising. Traditionally, Value City has spent 3.5% to 4.5% of net sales on advertising. Recently, Value City has temporarily increased its advertising to 5% to 6% of net sales. This temporary increase was done to build greater awareness of the brand and convince people to visit the store to see all of the merchandising improvements, using slogans such as “The Brands are Back” and “You gotta see the V”. Once the awareness of the change has taken place and word of mouth begins to spread, it is expected that advertising will return to its historic levels.
Our promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest.
Value City uses a variety of advertising media, including print (primarily circulars), television, radio and direct mail and email marketing. Much of the increase in advertising has been placed primarily into broadcast, since this is a more effective medium for reaching people who are not currently loyal customers. To effectively use direct mail and its website, Value City has pursued increasing the size of Value City’s customer database of guest mail and email addresses. This has primarily taken two forms—the V Plus and Value City credit card programs. V Plus is a new customer loyalty program that was initiated in the past year in which guests sign up to become members. Members re-

ceive special communications and promotions not available to the general public, and this customer database is growing rapidly. There has also been an increased emphasis to getting people to sign up for the private label credit card.
In the past year, Value City has added a new in-store promotional program called V Fun. At seemingly random times throughout the week, an announcement will be made over the loudspeaker, asking if any customers currently in the store meet some unusual or amusing qualification. If a customer qualifies, they are entitled to a special promotion during that visit. Not only is V Fun making shopping at Value City more fun, it creates another reason to visit, because you never know if you are going to be surprised with a special promotion.
In some cases, the arrangements Value City has with its suppliers prohibit Value City from mentioning the actual brand name of the product in its non-store advertising. The items can still be displayed in the ad, but without the brand name.
Stores
Store Location, Design and Operations. We believe Value City’s customers are attracted to its stores principally by the wide assortment of quality items at substantial savings.
Our Value City stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 113 Value City stores open as of January 28, 2006, 32 are freestanding, 56 are located in shopping centers and 25 are located in enclosed malls. Value City stores average approximately 87,000 square feet, with approximately 70% of the total area of each store representing selling space. The stores are generally laid out on a single level, with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. Value City believes its stores offer customers, who are referred to at Value City as “guests”, a convenient shopping experience.
All of our Value City stores are designed for self-service shopping, although sales personnel are available to help guests locate merchandise and to assist in the selection and fitting of apparel, jewelry and footwear. Value City’s associate training programs are designed to assure that associates, known at Value City as “Team Members”, maintain the highest level of professionalism and place guest service at the forefront. In all stores, a guest service desk is conveniently located, generally adjacent to the central checkout area. To promote the ease of checkout, we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. We accept all major credit cards and also provide a private label credit card program. We also maintain a reasonable return policy.
Our Value City stores are organized into separate geographic regions and districts, each with a territory or district manager. Territory and district managers are headquartered in their region and spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a Value City store consists of a store manager, an operations manager, one or more assistant managers and full and part-time hourly associates. Each store manager reports directly to one of the territory or district managers, and each of the territory or district managers reports to a Regional Vice President who in turn reports to the Senior Vice President of Store Operations.
Our Value City store managers are responsible on a day-to-day basis for the overall condition of their stores, guest relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of their store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.

Value City began updating its store layout in fiscal 2005, replacing rail racks with four-way fixtures and updated merchandise display tables to improve the visibility and appearance of our merchandise. Value City also updated its visual merchandising at all of its stores with new department locations and in-store signage.
Expansion. No new Value City stores were added in fiscal 2005 or 2004 and none are currently planned for fiscal 2006. We continue to explore exceptional real estate opportunities, basing any potential future expansions on site qualities, national economic trends and existing store performance.
Distribution
Our distribution facilities are designed to enable us to prioritize the processing of merchandise on short notice and to deliver merchandise to stores. This allows our buyers to purchase merchandise very late in the season, when prices tend to be more favorable, and still deliver the merchandise to stores before the end of the season. At the same time, we are capable of devoting warehouse space to out-of-season goods for our Value City stores. Such merchandise is generally warehoused until the most opportune time to begin a season before closeouts are available. Our ability to purchase and distribute our warehouse merchandise in substantial quantities has enabled us to offer high-quality merchandise to customers at prices significantly below usual retail prices. We believe that this ability distinguishes Value City from the typical discount or department store and provides it with a competitive advantage in making purchases as favorable opportunities arise.
We use a regionalized distribution strategy with 5 distribution centers located in Columbus, Ohio. Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. The aggregate area of the distribution facilities is approximately 2,040,000 square feet; however, use of multi-tier processing levels in some of the distribution centers increases the operating capacity by approximately 380,000 square feet. In 2005, we further consolidated operations, allowing Value City to eliminate excess capacity with the elimination of 260,000 square feet in an existing facility.
Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads and minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers, with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.
License Agreements
In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all the Value City stores. In fiscal 2005, shoe departments in Value City were operated by Value City and its own Team Members. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In a few stores, Value City licenses space to third party licensees. Licensees supply their own merchandise and generally supply their own store fixtures.
Value City operates a leased shoe department for Filene’s Basement since the beginning of fiscal 2005 in the Downtown Crossing Boston location. The inter-company activity is eliminated in our consolidated financial statements.
Segment Seasonality
Value City customer traffic typically increases in the early spring, back-to-school and Christmas holiday seasons. These seasonal periods are critical to Value City’s annual operating targets.

Service Marks, Trademarks and Tradenames
The service mark “Value City” has been registered by SSC with the United States Patent and Trademark Office (“USPTO”). As of January 28, 2006, we had three department stores in Columbus, Ohio operating under the tradename “Schottenstein’s,” which has been registered by SSC in the State of Ohio. We are entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual license from SSC. SSC also operates a chain of furniture stores under the name “Value City Furniture.” We have also registered with the U.S. Patent and Trademark Office various trademarks used in our private label and marketing programs.
DSW
DSW’s goal is to further strengthen its position as a leading specialty branded retailer of adult footwear in the United States. In fiscal 2005, DSW generated $1.14 billion in net sales selling over 27.3 million pairs of shoes.
DSW also operates leased shoe departments for three non-affiliated retailers and Filene’s Basement. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Gordmans and Frugal Fannie’s stores as of July 2002, June 2004 and September 2003, respectively. DSW has operated leased shoe departments for Filene’s Basement, since its acquisition by the Company in March 2000. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, and provides fixtures and supervisory assistance in these covered locations, except that Filene’s Basement owns its shoe fixtures. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent.
Merchandising
Selection. DSW’s goal is to excite its customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. DSW believes that the typical store offers the largest selection of brand name and designer merchandise of any footwear retailer or typical department store in the nation. DSW carries in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. DSW also offers a complementary selection of handbags, hosiery and other accessories that appeal to its brand- and fashion-conscious customers.
Value. Through the DSW buying organization, DSW is able to provide its customers with high-quality, in-season fashions at prices that we believe are competitive with the typical sale price found at specialty retailers and department stores. DSW employs a consistent pricing strategy that typically provides its customers with the same price on our merchandise from the day it is received until it goes into our planned clearance rotation. The DSW pricing strategy differentiates DSW from competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event.
In order to provide additional value to shoe enthusiasts and other regular customers, DSW developed a customer loyalty program called “Reward Your Style” or “RYS.” This program offers additional savings to frequent shoppers and encourages repeat sales. DSW target markets to “Reward Your Style” members throughout the year.
Convenience. DSW believes they provide customers with the highest level of convenience based on DSW’s beliefs that customers should be empowered to control and personalize their shopping experiences. DSW store layouts and visual merchandising techniques provide a convenient shopping process, regardless of the type of shoe-

buying experience DSW customers’ desire on a particular trip. DSW caters to the passionate shoe enthusiast and indulges customers who love to shop. Customers take pleasure in DSW’s wide product offering in search of the products that best suit their needs. DSW merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. We believe this self-service aspect provides DSW customers with maximum convenience as they are able to browse and try on the merchandise without feeling rushed or pressured into making a decision too quickly. Therefore, customers are able to shop at their own pace as they savor the thrill and enjoyment of indulging their passion for shoes. Although all DSW stores are designed for self-service shopping, sales associates are available to help customers locate merchandise and to assist as needed.
Supplier Relationships and Purchasing
DSW believes it has good relationships with its vendors. DSW purchased merchandise directly from more than 300 domestic and foreign vendors as of January 28, 2006. DSW vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of DSW’s domestic vendors import a large portion of their merchandise from abroad. DSW has implemented quality control programs under which DSW buyers and store managers inspect incoming merchandise for fit, color and material, as well as for overall quality of manufacturing. As the number of DSW locations increases and its sales volumes grow, DSW believes there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.
Advertising and Promotion
The marketing strategy for DSW focuses on communicating the selection, convenience and value offered by DSW through the use of the slogan “Indulge in your passion for shoes”. DSW utilizes television, radio and print media advertising as well as in-store promotions. DSW also maintains a gift card program with the intent to generate additional sales by reaching new customers.
In early 1998, the “Reward Your Style” customer loyalty program at DSW was introduced. The program seeks to motivate members to shop at DSW by offering them a $25 reward certificate for every $250 they spend. In addition to customer rewards, the program regularly communicates with customers through direct mail, email and the DSW website. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. DSW analyzes the members’ transaction activity and uses this information to directly advertise, to encourage repeat shopping and to communicate with its customers.
Stores
Store Location, Design and Operations. Typical DSW stores are approximately 25,000 square feet, with over 85% of total square footage used as selling space. Most DSW stores are organized on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Interiors are well-lit, with informative signage, and spacious aisles allow ease of movement throughout the store. Shoes in the stores are displayed in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. Clearance shoes are grouped by size and displayed on racks in the rear of the store. Of the 199 DSW stores open as of January 28, 2006, 166 are either freestanding or located in shopping centers, which provide customers with direct access to parking, and the remainder are in shopping malls or downtown locations. For added convenience, DSW stores have a centralized check-out, which aids customers in quickly locating the cashier for efficient processing. The stores are generally open from 10:00 a.m. until 9:00 p.m. on

Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. DSW maintains a reasonable return policy. All stores are located in leased facilities.
At DSW, store associates receive training to maximize the customer shopping experience in DSW’s self-service environment. Training components consist of customer service, maintaining neat, clean and orderly store conditions for ease of shopping, efficient checkout process and friendly service. DSW also maintains a store management training program to develop the skills of management personnel and to provide an ongoing talent pool for future store expansion. DSW prefers to fill store management and field supervisor positions through internal promotions.
As of January 28, 2006, DSW stores are organized into the West, Central, Northeast and Southeast geographic regions. Each region is supported by a Regional Vice President or Director, who supervises senior district, district and area managers headquartered in the respective region, district or area. The Regional Vice Presidents and Directors spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 15 to 25 full and part-time hourly associates. Each store manager reports directly to one of 32 district or area managers, each of whom in turn reports to one of four Regional Vice Presidents or Regional Directors who in turn report to the Senior Vice President of Store Operations. DSW store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Store managers are an important source of information concerning local market conditions, trends and customer preferences. DSW provides compensation bonuses to store managers which are largely based on store profitability and inventory control.
Expansion. DSW opened 29 new stores in fiscal 2005, not including the re-categorization of two DSW/Filene’s Basement combination stores as leased shoe departments, and plans to open approximately 30 additional stores in fiscal 2006. For stores scheduled to open in fiscal 2006 and fiscal 2007, as of January 28, 2006, DSW has signed leases for 16 new stores. DSW plans to open stores both in markets in which it currently operates and in new markets.
In general, DSW’s evaluation of potential new stores focuses on store size, configuration, location and lease terms. Beginning in fiscal 2005, DSW also began to enhance its methodologies of selecting sites by incorporating additional statistical factors. This has allowed DSW to develop a deeper understanding of the center types and trade areas it wishes to serve over time. It has also allowed DSW to better understand key leading indicators of success in a market. We believe these enhancements will provide DSW with a deeper knowledge of the characteristics of a successful DSW location, and in turn, help DSW develop a quality real estate portfolio that meets its financial expectations.
After DSW approves a site, it negotiates lease terms and begins planning the store layout and design. DSW typically devotes approximately six weeks, from the time it takes possession, to prepare a store for its opening. During fiscal 2005, the average investment required to open a new DSW store was approximately $1.4 million per store. Of this amount, in fiscal 2005, gross inventory typically accounted for approximately $680,000, fixtures and leasehold improvements typically accounted for approximately $460,000 (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $280,000. All DSW stores are leased.
Distribution
DSW’s distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so DSW can take full advantage of each selling season. This distribution center facility uses a warehouse management system and material handling equipment, including conveyor systems, to separate and collate shipments to DSW stores. DSW uses a cross dock conveyor system which enhances the movement of merchandise, through the distribution facility, using vendor advance shipment notifications (“ASNs”). DSW has invested in technology and has made process improvements in the DSW distribution center. DSW believes that the current receiving and distribution process and infrastructure will support DSW’s anticipated growth of its expanding retail store base, although DSW may need to increase its distribution capacity in the future.
Leased Departments and Supply Agreements
DSW has operated leased shoe departments for Filene’s Basement since March 2000. The inter-company activity is eliminated in our consolidated financial statements. Effective January 30, 2005, DSW updated and reaffirmed its contractual relationship with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of January 28, 2006, DSW operated leased shoe departments in 25 Filene’s Basement locations.
DSW had operated shoe departments in all the Value City stores prior to fiscal 2005. The inter-company activity was eliminated in our consolidated financial statements. In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all the Value City stores. In fiscal 2005, the shoe departments in Value City stores were operated by Value City and its own Team Members.
DSW also operates leased shoe departments for three non-affiliated retailers. DSW entered into supply agreements to merchandise the shoe departments in Stein Mart and Gordmans stores as of July 2002 and June 2004, respectively. DSW owns the merchandise and fixtures and provides supervisory assistance in the non-affiliated covered locations, and pays a percentage of net sales as rent. Stein Mart and Gordmans provide the sales associates. As of January 28, 2006, DSW supplied merchandise to 157 Stein Mart stores, 55 Gordmans stores and one Frugal Fannie’s Fashion Warehouse store.
Segment Seasonality
DSW’s business is subject to seasonal trends. DSW net sales, measured on a comparable stores basis, have typically been higher in spring and early fall, when its customers’ interest in new seasonal styles increases. In addition, when measured in terms of operating profit, DSW’s business has historically experienced lower levels of profitability in the fourth quarter of DSW’s fiscal year, due primarily to moderately lower sales in the fourth quarter. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during its fourth quarter associated with the winter holiday season.
Service Marks, Trademarks and Tradenames
DSW has registered a number of trademarks and service marks in the United States and internationally, including DSW®, DSW Shoe Warehouse® and Reward Your Style®. The renewal dates for these U.S. trademarks are April 25, 2015, May 23, 2015, and June 22, 2009, respectively.
FILENE’S BASEMENT
Filene’s Basement’s mission is to be the premiere destination for discriminating, high-end, value-driven shoppers for their fashion needs. Filene’s Basement strives to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement stores have a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides”™, Filene’s Basement believes that it is also unique in its offering of great fashion, high quality and extraordinary prices.
Merchandising
Best Selection of Designer and Famous Brand Merchandise. Filene’s Basement stores offer designer and famous name brand apparel, home goods and accessories. The merchandise represents a focused assortment of fashionable, nationally recognized men’s and women’s apparel, shoes, handbags and other accessories, fine jewelry, fragrances, giftware and home goods bearing prominent designers’ and manufacturers’ names. Branded merchandise constitutes most of the product line. We believe that up-front purchasing will promote a reliable flow of branded merchandise to Filene’s Basement stores for opening season assortments in February and August. Filene’s Basement now places a significant portion of its purchases up front. It also has become more aggressive in placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. The remaining branded goods are obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.
Value Pricing. With the exception of special event merchandising and some promotions, Filene’s Basement offers everyday low pricing in key fashion categories. The Filene’s Basement customer base has a high fashion I.Q. and recognizes the value in what is being offered and the need to purchase or risk losing unique items because of the changing nature of the assortment. This allows Filene’s Basement to eliminate some of the expenses associated with a larger sales floor labor force and heavy promotional activity to keep prices low. The exception is the historic flagship Downtown Crossing Boston store. This store uses an automatic markdown policy, where the longer a product remains in the store, the lower its price becomes.
There are several factors which allow Filene’s Basement to achieve its value pricing. First, it has excellent, longstanding relationships with its suppliers. This makes Filene’s Basement a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives. These vendors understand that goods will be sold in an environment that supports the stature of their brands. Second, Filene’s Basement imports directly from Europe, cutting out middleman costs. Third, Filene’s Basement understands the market for these high-end brands well and finds numerous up-front and opportunistic buying opportunities.
Supplier Relationships and Purchasing
Because of the longstanding relationships Filene’s Basement has with vendors, it receives quality buying opportunities at competitive prices. These longstanding relationships make Filene’s Basement a prime choice for vendors with overruns, department store cancellations and unmet volume objectives. Filene’s Basement purchases merchandise from more than 2,500 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year.
DSW operates the leased shoe departments for 25 Filene’s Basement stores as of January 28, 2006. Value City operates a leased shoe department for Filene’s Basement since January 2005 in the Downtown Crossing Boston location. The inter-company activity is eliminated in our consolidated financial statements.
Advertising and Promotion
Filene’s Basement employs a multi-media approach to advertising, using print, broadcast direct mail/email and billboards. The primary method of communicating with the market throughout the year is via advertising in daily news papers, typically quarter and half page ads. Direct mail and email communications have also been found to be effective and are becoming a growing part of the advertising mix.
Filene’s Basement is not typically an item advertiser. Instead, Filene’s Basement focuses on promoting the Filene’s Basement store as a brand. The intent is to build the reputation as being the primary value-based solution for fashion needs and desires, regardless of the item or the time of year. As a result, the customers gain confidence that whenever they visit Filene’s Basement, they will find tremendous values on fashionable brands. A large part of this approach relies on promoting major events, the most famous of which is the Bridal Event. Brides-to-be line up in front of the store hours before the store opens — when the doors open, there is a stampede by the customers, now regularly hailed as the “Running of the Brides”™, to get their hands on a designer wedding gown at a significantly reduced price before the selection runs out. The event is so unique and interesting that the event gets significant free media coverage in every market where the promotion is held. Other major events include a prom gown promotion, a men’s suit promotion and end-of-season clearance events. These events are not only effective during the time of the promotion, but also helps establish the reputation for Filene’s Basement as a leader in these categories year-round.
Since the events are not item specific, Filene’s Basement creates a distinctive look to the print advertising by using fashion illustrations rather than photography. This enhances the impression that Filene’s Basement deals in designer merchandise, since the illustrations look similar to designer drawings.
In 2004, Filene’s Basement ran a limited time loyalty program. By limiting the length of the program, it created urgency to make more purchases in a limited amount of time. In addition, it limited any long term liability for the program. As a result of the program, Filene’s Basement was able to expand its customer list, which is being used in its direct mail program.
By not emphasizing item-based advertising, Filene’s Basement can avoid the high expense of running large weekly circulars. As of 2005 it began issuing item-based catalogs. Here, the intent is more to emphasize the breadth of the branded offering rather than to sell individual items. As a result, Filene’s Basement’s advertising as a percent to net sales is relatively low, typically around 2.5% (excluding grand openings).
Filene’s Basement offers gift cards and a private label credit card.
Stores
Store Location, Design and Operations. Our Filene’s Basement Downtown Crossing Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The Downtown Crossing location is famous for a distinctive marketing concept — the Automatic Markdown Plan — whereby certain merchandise is automatically discounted based on the number of days the merchandise has been on the sales floor. Filene’s Basement believes the Automatic Markdown Plan, found only in the Downtown Crossing Boston location, generates a sense of shopping urgency and creates customer excitement and loyalty. Our Filene’s Basement Downtown Crossing Boston store subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease terminates in 2009 with rights on behalf of Filene’s Basement to extend until 2024. The Downtown Crossing Boston store generated approximately 15.1% of Filene’s Basement’s segment sales during fiscal 2005. In July 2005, Filene’s department store, the unrelated tenant in the upper portions of the building, announced that it would cease operations as a full-service department store. The impact of this event is not fully known but has been anticipated in the planning for fiscal 2006.

Most of our Filene’s Basement stores are located in leased facilities within suburban areas, near large residential neighborhoods, and average approximately 31,500 square feet of selling space per store (approximately 45,000 square feet of total space per store). The Downtown Crossing Boston location and stores in New York, Chicago, Atlanta and Washington D.C. are located in urban areas. As of January 28, 2006, Filene’s Basement operated 26 branch stores, in addition to our Downtown Crossing Boston location, in eight states and the District of Columbia. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. The branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.
All of our Filene’s Basement stores are designed for self-service shopping, although fine jewelry counters maintain a dedicated staff and sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a “customer-friendly” environment. Filene’s Basement accepts all major credit cards, and also provides a private label credit card program. Filene’s Basement maintains a reasonable return policy in the branch stores of 30 days and in the Downtown Crossing Boston location of 14 days.
Our Filene’s Basement stores’ typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Typically, general managers report to a Regional Vice President who in turn reports to the Executive Vice President, Stores & Operations.
Filene’s Basement store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of their store. The store managers are an important source of information concerning local market conditions, trends and customer preferences. Filene’s Basement prefers to fill management positions through promotion of existing associates.
Expansion. We plan to open at least four new Filene’s Basement stores during fiscal 2006. Typical new stores are expected to have a gross square footage of approximately 32,000 to 38,000 square feet. Sites will tend to be in urban and key suburban locations. Based upon our experience, we estimate the average cost of opening a new Filene’s Basement store is approximately $4.0 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a Filene’s Basement store generally take 11 to 13 weeks. We charge pre-opening expenses to operations as incurred. It has been our experience that new stores generally achieve profitability and contribute to net income following the first full year of operations.
We continually update our stores by changing the merchandise displays and in-store signage. The annual cost of refurbishing on a per store basis is generally not substantial and is treated as on-going cost of operations.
Distribution
Filene’s Basement’s merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts. In 2005, the Auburn distribution center was upgraded to accommodate the current volume of business and the anticipated growth in new stores for 2006 and beyond.
We have a dedicated contract carrier that manages the fleet of road tractors and our semi-trailers. Our contract carrier makes the majority of all deliveries to the stores.

License Agreements and Leased Departments
Filene’s Basement licenses cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the 2005 fiscal year were approximately $1.5 million. Filene’s Basement also uses DSW to supply the in-store shoe departments on a leased department basis in 25 of its stores; the Value City shoe operation supplies the in-store shoe department to the Downtown Crossing Boston Filene’s Basement store. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Filene’s Basement stores. The inter-company activity is eliminated in our consolidated financial statements.
Third party licensees supply their own merchandise and generally supply their own store fixtures. In most instances, licensees utilize Filene’s Basement associates to operate their departments and reimburse it for all associated costs. Leased departments are operated under the general supervision of Filene’s Basement and licensees are required to abide by its policies with regard to pricing, quality of merchandise, refunds, store hours and associate conduct. Leased departments complement the operations of the stores and facilitate the uniformity of the in-store merchandising strategy.
DSW has operated leased shoe departments for Filene’s Basement since March 2000. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement. Under the new agreement, DSW owns the merchandise, records sales of merchandise net of returns and sales tax, and provides supervisory assistance in all covered locations and pays a percentage of net sales as rent. Filene’s Basement provides the fixtures and sales associates. As of January 28, 2006, DSW operated leased shoe departments in 25 Filene’s Basement locations. In three of these locations Filene’s Basement licenses and uses the name DSW in connection with the leased shoe department. This intercompany activity is eliminated in our consolidated financial statements.
Segment Seasonality
Filene’s Basement customer traffic typically increases in the spring, fall and the Christmas holiday season.
Service Marks, Trademarks and Tradenames
Filene’s Basement has an exclusive, perpetual, worldwide, royalty free license to use the name Filene’s Basement and Filene’s Basement of Boston trademark and service mark registrations, as well as certain other tradenames. Filene’s Basement’s exclusive licensee status with respect to these registered marks has been recorded with the United States Patent Office and relevant state offices. Other trademarks and tradenames used by Filene’s Basement have been protected as well.
RVI Management Information and Control Systems
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
Value City. Value City has embarked on major projects to replace its legacy systems with industry leading solutions from various vendors. Value City has implemented sales audit, accounts payable, allocation, merchandise management and retail data warehouse systems for its jewelry business during February 2004 that enhanced inventory productivity and merchandise assortments for our stores. A warehouse management system was also implemented for the jewelry operations during February 2004 and improved the efficiency of our distribution centers and improved the flow of merchandise to our stores. These types of systems will be implemented in the future to support Value City hardlines and softlines. New point of sale (“POS”) software was successfully implemented in all Value City stores in fiscal 2004. Registers were replaced to improve the customer transaction experience and enhance back office efficiency in fiscal 2004. New hand held scanners and printers were implemented in fiscal 2004 in conjunction with the POS system for markdown and inventory processing. The ability to sell magnetic gift cards was implemented at the end of fiscal 2004. In mid-2005 Value City implemented high quality printers in all of its stores to enhance in store signage. This allows the stores to produce higher quality color signing on a timelier basis. In addition, during fiscal 2005, Value City customers were able to open a new Value City credit card at all of its POS registers. The VPlus customer loyalty program was launched in the fall of 2005 to improve the customer relationship and experience. An automatic replenishment capability began in 2005 to improve the in-stock position in the stores for “basics” programs. Additionally, in 2005 Value City implemented a fraud detection program to reduce losses. Fiscal 2005 was a year where significant systems development and testing took place in preparation of several major implementations. The JDA merchandise management system and accounts payable system will be implemented at the beginning of fiscal 2006 for the hardlines and softlines businesses replacing legacy systems. Secondly, the Lawson suite will be implemented at the end of the first quarter of 2006 for general ledger, accounts payable, fixed assets, HR, payroll, benefits and procurement systems. Lastly, new Kronos time clocks and new time and attendance software will be implemented in the distribution centers and stores beginning at the end of the first quarter and continuing through the second quarter and third quarters. Value City systems run on two AS/400’s and open systems computers.
DSW. In order to promote its continued growth, DSW has undertaken several major initiatives to build upon the merchandise management system and warehouse management systems that support DSW. An electronic data interchange (“EDI”) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications (“ASNs”) and invoices with our top vendors. As of January 28, 2006, approximately 80% of the DSW footwear product was processed using UPC barcodes which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASNs were piloted with key vendors in early 2004 and during fiscal 2005 accounted for over 40% of the shipments received from the vendors.
DSW utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking.
DSW uses enterprise data warehouse and customer relationship management software to manage the “Reward Your Style” program. DSW expects this will allow it to support, expand and integrate “Reward Your Style” with the POS system to improve the customer experience while reducing costs. Additionally, in 2005 DSW implemented a fraud detection program to reduce losses.
Filene’s Basement. Filene’s Basement utilizes the JDA merchandise management system to track and manage merchandise inventory at its stores. A warehouse management system is used at the distribution center to process and distribute merchandise to the stores. Filene’s Basement utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkout and facilitate inventory restocking. The ability to sell magnetic gift cards was implemented for the 2003 holiday season. In fiscal 2004, Filene’s Basement installed high quality color printers in all of its stores to enhance store signage. An automatic replenishment capability began in 2005 to improve the in-stock position in the stores for “basics” programs. Filene’s Basement systems run on an AS/400 and open systems computers.

Associates
The mission of the Company’s human resource department includes ensuring the Company’s business plans, organization structure, talent development and bench strength meet the Company’s needs for employee effectiveness to improve quality of work product, superior customer service, shareholder value and our profit.
As of January 28, 2006, we had approximately 18,000 associates across all segments of which 8,000 were full-time and the balance were part-time. Approximately 1,300 of these associates in 20 stores are covered by collective bargaining agreements. We believe that, in general, we have satisfactory relations with our associates.
Competition
The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities Value City, DSW and Filene’s Basement have different target customers and different strategies, but each focus on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
As a mid-tier value priced department store, Value City strategy provides its guests with exceptional value within a clean, convenient shopping environment. We differentiate ourselves through our Value City store format and the breadth of our product offering. Our large stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large stores enable us to offer a broad range of brands and products.
In addition, because Value City purchases some of its inventory opportunistically, it competes for merchandise with other national and regional off-price apparel and discount outlets. Many of Value City’s competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than Value City does.
Competitive factors important to Value City customers include fashion, value, merchandise selection, brand-name recognition and store location. Value City competes primarily on the basis of value, merchandise quality and selection. We believe Value City’s competitive advantages include: our reputation in the marketplace; our now enhanced full-line merchandise and style offerings; our reputation for very low prices; and our broad range of brand names.
Value City and Filene’s Basement provide perceived high value by offering easily recognized brand-name merchandise at discounted prices. We believe Filene’s Basement’s niche, however, is the top-tier of the off-price retailing category and its sales events help shape its image as having a special “cachet”. We believe that Filene’s Basement is more upscale than its off-price competitors and, in addition to its exclusive selection of prestige couture merchandise, carries a broader and more complete selection of better designer brands than the competition. Filene’s Basement also offers a shopping environment that is typically more fashionable than its off-price competition.
DSW customers prefer the wide selection of on-trend merchandise compared to product offerings of typical traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher average prices and in a less convenient format than DSW does. In addition, DSW believes that it successfully competes against competitors who have attempted to duplicate DSW’s format.

Available Information
We maintain an Internet website at www.retailventuresinc.com. We file our reports with the Securities and Exchange Commission (the “SEC”) and make available free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The reference to the Company website address does not constitute incorporation by reference of the information contained on the website and that website information should not be considered part of this document.
ITEM 1A. RISK FACTORS.
Safe Harbor Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the “safe harbor” provisions of the Act.
Certain information in this Annual Report on Form 10-K, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking. The following factors, in addition to other possible factors currently not deemed material, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements:
If we are unable to retain current and attract new customers to our Value City business segment, our results of operations, cash flow, financial condition and business could be materially adversely affected.
Our ability to execute our new management’s strategy for the Value City segment is necessary to reverse the downward sales trend we have experienced. This strategy includes acquiring the right mix of merchandise in our key fashion areas of women’s and men’s, acquiring in season merchandise sooner in the season in complete runs (size and color) in recognizable brands and identifying the prevailing fashion trend. Our advertising and marketing efforts to retain and draw new customers will need to be focused on this strategy. The failure to impact the customers we have and draw in new customers may further reduce profitability, which could, in turn, have a material adverse impact on our business, financial condition, cash flow and results of operations.
We may be unable to open all the DSW and Filene’s Basement stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, any of which could have a material adverse effect on our business, financial condition, cash flow and results of operations.
We intend to open approximately 30 DSW stores per year in each fiscal year from 2006 through 2010, and four Filene’s Basement stores in fiscal 2006. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW and Filene’s Basement stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:
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
As a result, we may be unable to open new stores at the rates expected or at all. If we fail to successfully implement our growth strategy, the opening of new stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of our business, any of which could have a material adverse effect on our business, financial condition, cash flow and results of operations.
To the extent that we open new stores in our existing markets, we may experience reduced net sales in existing stores in those markets. As the number of our stores increases, our stores will become more concentrated in the markets we serve. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This could have a material adverse effect on our business, financial condition, cash flow and results of operations.
We intend to open new DSW stores at an increased rate compared to historical years, and we intend to open new Filene’s Basement stores, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth in our DSW and Filene’s Basement segments largely depends on our ability to successfully open and operate new stores on a profitable basis. We intend to continue to open approximately 30 new DSW stores per year in each fiscal year from fiscal 2006 through 2010, and expect to open four new Filene’s Basement Stores in fiscal 2006. As of January 28, 2006, we have signed leases for an additional 16 new DSW stores to be opened in fiscal 2006. During fiscal 2005, the average investment required to open a typical new DSW store and Filene’s Basement store was approximately $1.4 million and $4.0 million, respectively. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems and our distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, adversely affect our operations and financial performance and slow our growth.

We rely on our good relationships with vendors to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our competitive position, our business and financial performance.
We do not have long-term supply agreements or exclusive arrangements with any vendors (except for greeting cards, bottled drinks and program for supplying merchandise at the register for our Value City stores) and, therefore, our success depends on maintaining good relations with our vendors in all business segments. Since our business is fundamentally dependent on selling brand name and designer merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores. If we fail to continue to deepen and strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, we may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.
During fiscal 2005, taking into account industry consolidation, merchandise supplied to our DSW segment by three key vendors accounted for approximately 22% of DSW’s net sales. The loss or reduction in the amount of merchandise made available by any one of these key vendors could have a material adverse effect on our business.
We may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which we operate, which could materially adversely affect our business, financial condition, cash flow and results of operations.
Our merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store across our segments to attract its target customers. This requires us to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which our stores are situated. A variety of factors will affect our ability to maintain the proper mix of products in each store, including:
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
If we are unable to anticipate and fulfill the merchandise needs of each region, we may experience decreases in our net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, cash flow and results of operations.
Our operations are affected by seasonal variability.
Our operations have been historically seasonal, with a disproportionate amount of sales and a majority of net income occurring in the Fall and Christmas selling seasons for Value City and Filene’s Basement. DSW net sales have typically been higher in Spring and early Fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition, cash flow and results of operations for the entire year.
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
Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. In the future, our financial performance may fall below the expectations of securities analysts and investors. In that event, the price of our common shares would likely decline.
We have debt which could have consequences if we were unable to repay the balances or interest due.
We have debt on our balance sheet which could have consequences if we were unable to repay the balances or interest due. For example, it could:
•	limit our flexibility in planning for, or reacting to, changes in our industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to seek and borrow additional funds; and

•	expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.
A breach of any of these significant lines could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
VCDS’s and DSW’s secured revolving credit facilities could limit operational flexibility.
$275 Million Secured Revolving Credit Facility – The VCDS Revolving Loan
VCDS has entered into a $275 million secured revolving credit facility with a term expiring the earlier of July 2009 or the date 91 days prior to the maturity date of the Non-Convertible Loan which is in June 2009. Under this facility, RVI and certain of its wholly-owned subsidiaries are named as co-borrowers and/or co-guarantors. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. VCDS’s obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict VCDS’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time VCDS utilizes over 90% of its borrowing capacity under the facility, VCDS would be in default as set forth in the facility documents. These covenants could restrict VCDS’s operational flexibility, and any failure to comply with these covenants or VCDS’s payment obligations would limit VCDS’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
DSW has entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, DSW and DSW’s subsidiary, DSW Shoe Warehouse, Inc., or DSWSW, are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property and a pledge of DSW’s shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict DSW’s ability to grant liens on DSW’s assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem DSW’s stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or DSW’s payment obligations would limit DSW’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Our stock price may fluctuate significantly, which could negatively affect the trading of our common shares.
The market price of our common shares has fluctuated significantly in the past and may likely continue to fluctuate in the future, which could negatively affect the trading of our common shares. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:
•	developments related to DSW and fluctuations in the market price of DSW shares;

•	quarterly variations in actual or anticipated operating results;

•	changes by securities analysts in estimates regarding Retail Ventures;

•	conditions in the retail industry;

•	the condition of the stock market; and

•	general economic conditions.
Our failure to retain our existing senior management team and to continue to attract qualified new personnel could materially adversely affect our business.
Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executive and buying personnel, our business could be materially adversely affected. We have entered into employment agreements with certain of these officers. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.
We may be unable to compete favorably in our highly competitive markets.
The off-price retail, department store and retail footwear markets are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including locally owned, regional and national department stores, specialty retailers, discount chains and off-price retailers. Some of our competitors are larger and have substantially greater resources than we do. Our success depends on our ability to remain competitive with respect to style, price, brand availability and customer service. The performance of our competitors, as well as a change in their pricing policies, marketing activities and other business strategies, could have a material adverse effect on our business, financial condition, cash flow, results of operations and our market share.
SSC and/or its affiliates may compete directly against us.
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to SSC and us in the area of employee recruiting and retention. Any competition could intensify if SSC acquired a business that carried an assortment of shoes or merchandise in these stores similar to those found in our stores, targeted customers similar to ours or adopted a similar business model or strategy for its shoe businesses. Given that RVI and DSW are not wholly-owned, SSC may be inclined to direct relevant corporate opportunities to its other affiliates rather than us.

SSC is under no obligation to communicate or offer any corporate opportunity to us. In addition, SSC has the right to engage in similar activities as us, do business with our suppliers and customers and employ or otherwise engage any of our officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, real estate management and real estate acquisitions.
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
We require our vendors to operate in compliance with applicable laws and regulations and our internal requirements. However, we do not control our vendors or their labor and business practices. The violation of labor or other laws by one of our vendors could have a material adverse effect on our business.
DSW and Filene’s Basement each rely on a single distribution center. The loss or disruption of either of these centralized distribution centers could have a material adverse effect on our business and operations.
Most of DSW’s inventory is shipped directly from suppliers to a single centralized distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of 11 pool locations located throughout the country and then on to DSW stores. Inventory for Filene’s Basement stores is processed and shipped from a single distribution facility in Auburn, Massachusetts. Our operating results depend on the orderly operation of our receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations in these two segments will impose on our receiving and distribution systems, and events beyond our control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores.
While we maintain business interruption and property insurance, in the event a distribution center were to be shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at a distribution center, our insurance may not be sufficient, and insurance proceeds may not be timely paid to us.
We will require strong cash flows from our operations to support capital expansion, operations and debt repayment.
In order to fully implement our new strategy for our Value City segment, as well as implementing our expansion strategy for both the Filene’s Basement and DSW segments, we will require strong cash flows from operations to support our capital expansion requirements, our general operating activities and to fund debt repayment and the availability of financing sources. Our inability to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.
If we fail to execute our opportunistic buying and inventory management well, our business could be materially adversely affected.
We purchase some of the inventory for our Value City and Filene’s Basement stores opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh high quality, attractively priced merchandise. While the practice of opportunistic buying enables our buyers to buy at the right time and price, in the quantities we need and into market trends, it places considerable discretion in our buyers. This discretion subjects us to risks that our buyers will miscalculate on the timing, quantity and nature of inventory flowing to the stores. We rely on our distribution infrastructure to support delivering goods to our stores on time. We must effectively and timely distribute inventory to stores, maintain an appropriate mix and level of inventory and effectively manage pricing and markdowns. Failure to acquire and manage our inventory well and to operate our distribution infrastructure effectively, can materially adversely affect our performance and our relationship with our customers.

If we do not attract and retain quality sales, distribution center and other associates in sufficient numbers as well as experienced buying and management personnel, our performance could be materially adversely affected.
Our performance is dependent on attracting and retaining a large and growing number of quality associates. Many of these associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In the event of increasing wage rates, if we do not increase our wages competitively, our customer service could suffer because of a declining quality of our workforce, or our earnings would decrease if we increase our wage rates. Further, our off-price model limits the market for experienced buying and management personnel and requires us to do significant internal training and development. Changes that adversely impact our ability to attract and retain quality associates could materially adversely affect our performance.
If we are unable to operate information systems and implement new technologies effectively, our business could be materially disrupted or our sales or profitability could be reduced.
The efficient operation of our business is dependent on our information systems, including our ability to operate them effectively and successfully to implement new technologies, systems, controls and adequate disaster recovery systems. The failure of our information systems to perform as designed or our failure to implement and operate them effectively could materially disrupt our business or subject us to liability and thereby harm our profitability.
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, we announced the theft of credit card and other purchase information relating to DSW customers. This security breach could materially adversely affect our reputation and business and subject us to liability.
We rely on commercially available encryption software and on other technologies to provide security for processing and transmission of confidential customer information, such as credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, including improper acts by third parties, could result in a compromise or breach of the security measures we use to protect customer transaction data. Compromises of these security systems could have a material adverse effect on our reputation and business, and may subject us to significant liabilities and reporting obligations. A party who is able to circumvent our security measures could misappropriate our information, cause interruptions in our operations, damage our reputation and customers’ willingness to shop in our stores and subject us to possible liability. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.
As previously reported, on March 8, 2005, RVI announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
The Company contacted and continues to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, DSW believes that the damages arising out of these legal proceedings will not exceed the reserves the Company has currently recorded.
In connection with this matter, DSW entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.

DSW has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of January 28, 2006, the balance of the associated accrual for potential exposure was $4.8 million
Although difficult to quantify, since the announcement of the theft, DSW has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
We continue to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Value City or Retail Ventures, and provided key services required for the operation of Retail Ventures’ business. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement. Under the terms of the shared services agreement, which when signed became effective as of January 30, 2005, DSW provides several of our subsidiaries with key services relating to planning and allocation support, distribution services and outbound transportation management, site research, lease negotiation, store design and construction management. The initial term of the shared services agreement will expire at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business.
Once the transition periods specified in the shared services agreement have expired and are not renewed, or if DSW does not or is unable to perform its obligations under the shared services agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with third parties. We may be unable to provide these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which would have a material adverse effect on our business, financial condition, cash flow and results of operations.
We are controlled indirectly by Schottenstein Stores Corporation, whose interests may differ from our other shareholders.
As of January 28, 2006, SSC owned approximately 48.2% of the outstanding shares and beneficially owns 59.0% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of convertible warrants, (ii) 1,388,752 RVI Common Shares issuable upon the exercise of term loan warrants, and, (iii) 685,417 RVI Common Shares issuable pursuant to the term loan warrants of the outstanding shares of Retail Ventures. Schottenstein Stores Corporation, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given its ownership interests, SSC will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of SSC may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
Some of our directors and officers also serve as directors or officers of DSW, and may have conflicts of interest because they may own DSW stock or options to purchase DSW stock, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW and may own DSW stock or options to purchase DSW stock, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of DSW; Heywood Wilansky is our Chief Executive Officer and a director of DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Julia A. Davis is Executive Vice President, General Counsel and Assistant Secretary of Retail Ventures, and previously served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006; Steven E. Miller is Senior Vice President and Controller of both Retail Ventures and DSW; and James A. McGrady is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW stock or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.
ITEM 1B.UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Set forth in the following table are the locations of stores we operated as of January 28, 2006:

	Value		Filene’s
	City	DSW	Basement	Total
Alabama	—	1	—	1
Arizona	—	5	—	5
California	—	14	—	14
Colorado	—	6	—	6
Connecticut	—	3	—	3
Delaware	3	1	—	4
Florida	—	15	—	15
Georgia	4	7	1	12
Illinois	16	10	3	29
Indiana	7	6	—	13
Iowa	—	1	—	1
Kansas	—	3	—	3
Kentucky	4	—	—	4
Maine	—	1	—	1
Maryland	8	6	2	16
Massachusetts	—	8	9	17
Michigan	9	11	—	20
Minnesota	—	5	—	5
Missouri	6	4	—	10
Nebraska	—	1	—	1
Nevada	—	3	—	3
New Hampshire	—	1	—	1
New Jersey	6	8	1	15
New York	—	17	6	23
North Carolina	1	4	—	5
Ohio	22	11	1	34
Oklahoma	—	1	—	1
Pennsylvania	18	10	1	29
Rhode Island	—	1	—	1
Tennessee	1	3	—	4
Texas	—	19	—	19
Virginia	4	9	—	13
Washington D.C.	—	—	3	3
West Virginia	4	—	—	4
Wisconsin	—	4	—	4

	113	199	27	339

We maintain buying offices in Columbus, Ohio; a suburb of Boston, Massachusetts; and New York, New York. We operate 6 warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors and utilize vendor direct shipments where such use is advantageous. Our primary RVI executive offices occupy approximately 45,000 square feet in a building which includes a store and also serves as one of our apparel distribution centers.
The stores and all of the warehouse, buying and executive office facilities are leased or subleased except for one owned shoe store location. As of January 28, 2006, we leased or subleased 35 stores and 4 warehouse facilities and a parcel of land from SSC or entities affiliated with SSC. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.
Our warehouse and distribution facilities for our Value City and Filene’s Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment, will be adequate for our foreseeable future demands. With respect to DSW, DSW believes that this facility is adequate for its foreseeable demands and to accommodate its expanding retail store base. DSW’s principal executive offices are also located on the site of its main warehouse and distribution facility in Columbus, Ohio, although it may need to increase the distribution capacity in the future.
ITEM 3. LEGAL PROCEEDINGS.
On March 8, 2005, RVI announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
The Company contacted and continues to cooperate with law enforcement and other authorities with regard to this matter. To mitigate potential negative effects on its business and financial performance, the Company is working with credit card companies and their acquiring bank and contacted as many affected customers as possible. In addition, the Company worked with a leading computer security firm to minimize the risk of any further data theft. DSW is involved in several legal proceedings arising out of this incident, which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, DSW believes that the damages arising out of these legal proceedings will not exceed the reserves the Company has currently recorded.
In connection with this matter, DSW entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.
DSW has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order as proposed, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
Although difficult to quantify, since the announcement of the theft, DSW has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations and financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our common shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2006, there were 1,034 holders of record of our common shares.

	High	Low
Fiscal 2004:

First Quarter	$8.60	$5.02
Second Quarter	9.70	6.13
Third Quarter	8.04	6.32
Fourth Quarter	7.67	6.02

Fiscal 2005:

First Quarter	$10.25	$6.60
Second Quarter	14.34	9.80
Third Quarter	14.12	8.95
Fourth Quarter	14.03	10.02

Fiscal 2006:

First Quarter	$14.74	$12.35
(through March 31, 2006)
We have paid no dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2006. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Companies’ credit facilities restrict the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company and its subsidiaries are also restricted from issuing “dividend notes” or similar instruments unless the Company’s several lenders have agreed on how such “dividend notes” or similar instruments would be treated for collateral purposes. The Company’s credit facilities are more fully explained in Item 7 on page 36 of this Annual Report.

The following table provides information with respect to purchases Retail Ventures made of its common shares during the fourth quarter of the 2005 fiscal year, if any:

			Total number	Maximum
			of shares	number of
			purchased as	shares that may
	Total	Average	part of publicly	yet be
	number of	price	announced	purchased
	shares	paid per	plans or	under plans or
Period	purchased	share	programs	programs
October 30, 2005 - November 26, 2005	None	—	—	None

November 27, 2005 - December 31, 2005	None	—	—	None

January 1, 2006 - January 28, 2006	None	—	—	None

Total	None	—	—	None
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

	For the Fiscal Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
		(dollars in thousands, except per share amounts and net sales per selling square feet)
Net sales	$2,913,371	$2,739,631	$2,594,206	$2,450,719	$2,283,878
Operating (loss) profit	$(67,059)	$6,685	$31,658	$36,706	$(15,430)
Loss before cumulative effect of accounting change	$(113,486)	$(19,448)	$(5,219)	$(2,357)	$(30,256)
Cumulative effect of accounting change	$—	$—	$—	$(2,080)	$—
Net loss	$(113,486)	$(19,448)	$(5,219)	$(4,437)	$(30,256)
Basic loss per share before cumulative effect of accounting change	$(2.94)	$(0.57)	$(0.15)	$(0.07)	$(0.90)
Cumulative effect of accounting change	$—	$—	$—	$(0.06)	$—
Basic loss per share	$(2.94)	$(0.57)	$(0.15)	$(0.13)	$(0.90)
Diluted loss per share	$(2.94)	$(0.57)	$(0.15)	$(0.13)	$(0.90)
Total assets	$1,086,574	$976,426	$860,592	$828,126	$883,045
Working capital	$263,685	$233,568	$227,665	$174,971	$225,740
Current ratio	1.55	1.65	1.84	1.57	1.77
Long-term obligations	$165,995	$343,375	$326,940	$264,664	$337,199
Number of:(1)
Value City Stores	113	116	116	116	117
DSW Stores	199	172	142	126	104
Filene’s Basement Stores	27	26	21	20	20
Net sales per selling sq. ft. (2)	$219.08	$221.00	$225.00	$224.00	$233.00
Comparable store sales change (3)	0.5%	-1.0%	1.2%	-3.5%	-2.4%

(1)	Includes all stores operating at the end of the fiscal year.

(2)	Presented in whole dollars and excludes leased departments and stores not operated during the entire fiscal period.

(3)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto, our unaudited pro forma financial statements and the notes to our unaudited pro forma financial statements appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.

OVERVIEW
Retail Ventures is a holding company operating retail stores in three segments; Value City Department Stores, Filene’s Basement and DSW. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwestern, Eastern and Southern United States and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of January 28, 2006, there were 113 Value City stores in operation. DSW is a leading U.S. specialty branded footwear retailer operating 199 shoe stores in 32 states as of January 28, 2006. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of January 28, 2006, there were 27 Filene’s Basement stores in operation.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of January 28, 2006, and the year then ended.
On July 5, 2005, DSW completed an IPO of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 28, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities, Value City, DSW and Filene’s Basement, have different target customers and different strategies, but each focus on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
Key Financial Measures
In evaluating the results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business segments. Among our key financial results are net sales, operating profit, and net income. Non-financial measures that we use in evaluating our performance include number of stores, leased operations, net sales per average gross square foot for our stores, and change in comparable store sales. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. For fiscal 2006 and prior years, we considered comparable store sales to be sales at stores that were open 14 months as of the prior fiscal year end. Comparable store sales are also referred to as “comp-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.
The Company’s revenues are generated through sales from existing stores and through sales from new stores. In 2005 no new Value City stores were opened, DSW opened 29 new stores and Filene’s Basement opened one new store. For fiscal 2006 we plan to open approximately four new Filene’s Basement and 30 additional DSW stores. No new Value City stores are presently planned to be opened in fiscal 2006 as we continue the implementation and refinement of our new merchandising strategy in the existing store base.
Fiscal Year; Seasonality
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal 2005, 2004 and 2003 each consisted of 52 weeks. Fiscal 2006 will consist of 53 weeks. Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the early spring, back-to-school and Christmas selling seasons for our Value City segment and, more recently, our Filene’s Basement segment. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.

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
•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full. The layaway program was discontinued in fiscal 2004.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.1 million and $42.8 million at the end of fiscal 2005 and 2004, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customers’ value perception or perceived value known as markdowns, and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost, and the resulting gross margins.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying amount of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. During fiscal 2005, fiscal 2004 and fiscal 2003, we recorded $0.5 million, $2.9 million (including the impairment of a capital lease of $1.2 million related to a store closing) and $0.3 million in charges, respectively, related to long-lived assets at store operating units.

During fiscal 2004 we recorded a non-cash charge of $11.7 million, $6.9 million net of taxes, for the impairment of goodwill related to Filene’s Basement. The balance of goodwill subject to goodwill annual testing at the end of the current fiscal year was $25.9 million on the DSW segment.

We believe at this time that the carrying values and useful lives of long-lived assets’ continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers compensation and casualty insurance exceed or fall short of those anticipated, reserves recorded may not be appropriate, and, to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 7 of the Notes to Consolidated Financial Statements starting on page F-26 of this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 28, 2006, the weighted-average actuarial assumptions applied to our plans were: discount rate 5.75%, assumed salary increases 3.5% and long-term rate of return on plan assets 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 28, 2006 and January 29, 2005, was $8.3 million and $4.5 million, respectively. To the extent assumptions of purchases and redemption rates vary from actual results, earnings would be impacted.

During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program that ended in December 2004. The rewards program provided qualifying customers with Filene’s Basement gift cards in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. These rewards were redeemed in the first quarter of fiscal 2005, and no liability remains at January 28, 2006.

•	Change in fair value of Warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Prior to fiscal 2005 the Company did not have any derivatives designated as hedges. During fiscal 2005 the Company recorded a charge related to the change in the fair value of the warrants of $74.3 million, including a $93.1 million charge relating to the initial recording of the conversion warrants. The initial recording and change in fair value of the warrants were non-cash in nature.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carry forwards and wrote off $4.0 million of deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses. During fiscal 2003, we established a valuation reserve for deferred income tax assets of $1.5 million for charitable contribution carry forwards.

Following the completion of the DSW initial public offering (“IPO”) in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
We operate three business operating segments. Value City and Filene’s Basement segments operate full-line, off-price department stores. Our DSW segment is a leading specialty branded footwear retailer. As of January 28, 2006, a total of 113 Value City, 27 Filene’s Basement and 199 DSW stores were open. The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-two weeks ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	(61.9)	(60.7)	(61.4)

Gross profit	38.1	39.3	38.6
Selling, general and administrative expenses	(38.1)	(39.3)	(37.6)
Change in fair value of warrants	(2.6)	0.0	0.0
License fees and other income	0.3	0.2	0.2

Operating profit	(2.3)	0.2	1.2
Interest expense, net:
Non-related	(0.4)	(0.5)	(0.4)
Related parties	(0.5)	(0.9)	(1.0)

Loss before income taxes and minority interest	(3.2)	(1.2)	(0.2)
Income taxes (expense) benefit	(0.5)	0.5	0.0

Loss before minority interest	(3.7)	(0.7)	(0.2)
Minority interest	(0.2)	0.0	0.0

Net loss	(3.9)%	(0.7)%	(0.2)%

Fiscal Year Ended January 28, 2006 (“fiscal 2005”) Compared To Fiscal Year Ended January 29, 2005 (“fiscal 2004”)
Sales. Sales for fiscal 2005 increased by 6.3% to $2.9 billion from $2.7 billion for fiscal 2004. By operating segment, comparable store sales were:

	2005	2004

Value City Department Stores	(3.2)%	(4.9)%
DSW	5.4%	5.0%
Filene’s Basement	3.5%	4.7%

Total	0.5%	(1.0)%

Value City net sales decreased by $54.6 million to $1.380 billion, or 3.8% decrease over the comparable period for fiscal 2004. During fiscal 2005, Value City transitioned to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe categories by the third quarter. The sales for comparable stores decreased 3.2% due to declines in transactions, an incomplete conversion of other departments in the store to the new merchandising strategy and the short-term effect of eliminating certain merchandise categories. All stores in the Value City segment are in the comparative stores base.
In addition, during fiscal 2005, Value City operated two fewer stores than in the previous year (another Value City store closed on January 28, 2006, not affecting fiscal 2005). These two stores had net sales of $11.6 million in the fiscal 2004. The decrease in comparable sales is comprised of decreases in men’s, children’s, shoes and hardlines of 3.1%, 7.7%, 2.4% and 7.8%, respectively. Jewelry and women’s sales increased over the comparable period by 7.6% and 1.8%, respectively. For fiscal 2005, the number of transactions in the Value City segment increased by 5.5% and the average unit retail increased 6.2% while the number of units in the basket decreased 0.8%. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 2.2% and 3.5% of total segment sales in the fiscal years 2005 and 2004, respectively.
DSW net sales were $1.144 billion, a $183.0 million, or 19.0%, increase over fiscal 2004. Comparable store sales improved 5.4%. The increase in DSW sales includes a net increase of 29 DSW stores, 11 non-affiliated leased shoe departments and one Filene’s Basement leased shoe department, and does not include the re-categorization in fiscal 2005 of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment. The DSW store locations and the leased shoe departments that opened subsequent to January 29, 2005 added sales of $59.8 million and $3.7 million, respectively. Leased shoe department sales comprised 10.5% of total net sales in fiscal 2005, compared to 9.4% in fiscal 2004. DSW comparable sales in the merchandise categories of women’s, athletics and men’s had increases of 6.8%, 6.4% and 3.8%, respectively, and decreased in the accessories category by 6.4%. Sales increases in women’s were across all categories; dress, casual and seasonal. The seasonal performance of boots drove the women’s increase with a 19.7% increase for the year. The increase in athletic was driven by women’s, and specifically women’s fashion athletic. The increase in men’s was driven by expanded assortment offering in casual and fashion. The decrease in accessories was due to a narrowing of the offering in gift products.
Filene’s Basement net sales increased $45.4 million, or 13.2%, in the year to $389.3 million. Filene’s Basement had a net increase of one store over the prior year’s period and a comparable store sales increase of 3.5%. Net sales for the new stores opened in fiscal 2005 added $9.0 million to sales. The merchandise categories of men’s, women’s and children’s had comparable sale increases of 4.3%, 5.0% and 20.0%, respectively. The jewelry category had an increase of 11.6% driven by watches and costume jewelry classes. Home goods comparable sales increased 0.9%. The children’s and jewelry categories represent 2.0% and 6.2%, respectively, of total comparative stores sales.
Gross Profit. Total gross profit increased $32.8 million or 3.1% from $1.076 billion to $1.109 billion. Gross profit, as a percentage of sales, decreased to 38.1% compared to 39.3% for the prior year’s period. The decrease in the overall margin rate is attributable to the decrease in gross profit from the Value City and DSW segments, offset in part by increases at the Filene’s Basement segment.
Gross profit, as a percent of sales by segment, was:

	2005	2004

Value City	35.6%	38.0%
DSW	42.4%	43.2%
Filene’s Basement	34.3%	33.7%

Total	38.1%	39.3%

Value City’s gross profit decreased $54.2 million from fiscal 2004. The decrease is attributable to several factors, including lower initial markups as a result of the shift toward a new merchandising strategy focused on more name brand merchandise and better assortments at compelling prices. These new merchandise items have higher initial costs, thus lower initial markups (“IMU”) which we believe along with the shift in strategy will improve our sell through. Value City also incurred additional markdowns related to increased point of sales discounts on clearance merchandise, on merchandise that would not be carried into the new strategy, and categories that did not execute to the new merchandising strategy in children’s and hardlines areas.
The DSW gross profit increased $69.4 million to $484.8 million in fiscal 2005 from $415.4 million in 2004, and decreased as a percentage of net sales from 43.2% in fiscal 2004 to 42.4% in fiscal 2005. The decrease, as a percentage of sales, is primarily attributable to increased markdowns in all categories. The decrease was partially offset by an increase in initial markup. The initial markup increase is the result of increased average unit retail prices and the ability to buy at lower costs, due to the fact that DSW placed larger orders. The IMU increases are not expected to continue at the same pace as in prior years.
Filene’s Basement gross profit increased by $17.6 million in fiscal 2005 attributable to the addition of one new store, the full year results of five stores opened in fiscal 2004 and the reduction of markdowns necessary to address aged inventory from the prior fiscal year.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $34.5 million from $1.076 billion in fiscal 2004 to $1.111 billion in fiscal 2005. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, were $22.3 million. Pre-opening costs decreased approximately $6.0 million for fiscal 2005 compared to fiscal 2004.

SG&A expense, as a percent of sales by segment, was:

	2005	2004

Value City Department Stores	39.8%	40.0%
DSW	36.3%	37.2%
Filene’s Basement	39.5%	43.1%

Total	38.1%	39.3%

The Value City segment’s SG&A expense decrease as a percentage of sales is primarily the result of fixed costs, in occupancy, and salaries being leveraged against the current period sales. Value City closed a related party leased warehouse facility and recorded $2.9 million in expenses associated with the closing. During the fourth quarter of fiscal 2005, Value City recorded a gain on a terminated lease of approximately $9.5 million, related to a store that closed on January 28, 2006.
The DSW segment SG&A expense percentage decreased as a percentage of sales. Included in the DSW SG&A expenses, excluding pre-opening costs, are costs associated with new DSW stores and new leased shoe departments not opened in the prior year of $20.0 million. Pre-opening costs, which are expensed as incurred, decreased approximately $3.0 million. Fiscal 2005 operating expenses also included a $6.5 million charge related to the theft of credit card and other purchase information.
Pre-opening costs decreased in Filene’s Basement by approximately $3.0 million in 2005 due to opening fewer stores. The total SG&A expense associated with new Filene’s Basement stores not opened in fiscal 2004, excluding pre-opening costs, was $2.3 million.
Change in Fair Value of Warrants. In connection with the initial public offering of DSW, the Company and its affiliates amended the Term Loans and amended and restated the Convertible Loan. See “— Liquidity and Capital Resources” for further discussion. In connection with the amendment of the Term Loans, the Company amended outstanding warrants issued in connection with the Term Loan to Schottenstein Stores Corporation (“SSC”), Cerberus Partners, L.P. (“Cerberus”) and Back Bay Capital Funding LLC (“Back Bay”) to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (i) acquire Retail Venture common shares at the conversion price of $4.50 (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A common shares of DSW at an exercise price equal to $19.00 (subject to anti-dilution provisions similar to those in the existing Term Loan warrants) or (iii) acquire a combination thereof (the “Term Loan Warrants”). The Term Loan Warrants expire in June 2012. In November 2005, Back Bay transferred its Term Loan Warrants to Millennium Partners, L.P. In connection with the amendment and restatement of the Convertible Loan, the convertible loan was converted into a non-convertible loan and the Company issued to SSC and Cerberus warrants which provide them the right, from time to time, in whole or in part, (i) acquire Retail Venture common shares at $4.50 conversion price (subject to existing anti-dilution provision), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price equal to $19.00 (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants) or (iii) acquire a combination thereof (the “Conversion Warrants,” together with the Term Loan Warrants, the “Warrants”). The Conversion Warrants are exercisable from time to time until June 11, 2007.
During 2005 the Company recorded a non-cash charge of $74.3 million representing the initial recording and subsequent changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for 2004.

License fees and other income. License fees and other income were $8.9 million in fiscal 2005 compared to $6.7 million in the prior year. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating (Loss) Profit. The operating loss for 2005 was $67.1 million compared to an operating profit of $6.7 million in 2004, a decrease of $73.8 million. The operating loss as a percentage of sales was 2.3% in 2005 compared to a 0.2% operating profit as a percentage of sales in 2004. A major element in the 2005 operating loss is the $74.3 million charge for the change in fair value of warrants in the Value City segment as discussed earlier.
Operating (loss) profit as a percent of sales by segment was:

	2005	2004

Value City	(9.2)%	(1.7)%
DSW	6.1%	6.1%
Filene’s Basement	(2.8)%	(7.8)%

Total	(2.3)%	0.2%

Interest expense. Interest expense, net of interest income, was $26.2 million in fiscal 2005 a $12.4 million reduction from fiscal 2004. Interest expense included the amortization of debt discount of $0.8 million and $2.0 million fiscal 2005 and 2004, respectively. The decrease is due primarily to the decrease of $124.4 million in average borrowings during the year to year periods as a result of the proceeds from DSW’s initial public offering.
Income Taxes. Fiscal 2005 reflects a negative 14.2% effective tax rate as compared to 39.0% fiscal 2004 effective rate. The 2005 tax rate of negative 14.2% reflects the impact of $26.0 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, the tax law change of $4.0 million of deferred tax assets as a result of changes in Ohio law and an increase in the valuation allowance provided for state net operating loss carry forwards of $14.4 million.
Minority Interest. Fiscal 2005 net income decreased by $7.0 million to reflect that portion of the income DSW minority shareholders.
Net Loss. The fiscal 2005 net loss increased $94.0 million compared to fiscal 2004 and represents 3.9% versus 0.7% of net sales, respectively. A major contributing element in the 2005 net loss is the $74.3 million charge for the initial recording and subsequent change in fair value of warrants in the Value City Department Stores segment as discussed earlier. The remaining increase in the net loss is primarily due to the $7.0 million minority interest recorded in fiscal 2005 and the write off of $4.0 million of deferred tax assets and additional $14.4 million of valuation allowance recorded for state net operating loss carry forwards discussed above.

Fiscal Year Ended January 29, 2005 (“fiscal 2004”) Compared To Fiscal Year Ended January 31, 2004 (“fiscal 2003”)
Sales. Sales for fiscal 2004, increased by 5.6% to $2.7 billion from $2.6 billion in sales for fiscal 2003. By operating segment, comparable store sales were:

	2004	2003

Value City Department Stores	(4.9)%	(0.7)%
DSW	5.0%	5.9%
Filene’s Basement	4.7%	1.8%

Total	(1.0)%	1.2%

Value City comparable store sales percentages were impacted negatively by decreased customer traffic in the year and were partially offset by increased average unit retail. Value City’s non-apparel comparable sales decreased 2.8% and apparel comparable sales declined 6.4% for the fiscal year. The men’s, women’s and children’s apparel divisions had comparable sales declines of 6.2%, 7.7% and 4.0%, respectively.
DSW comparable store sales improved 5.0% as overall sales increased $169.7 million to $961.1 million for the year. The DSW increase includes a net increase of 30 stores and 50 leased shoe operations. The DSW operations in the segment merchandise categories of athletics, women’s and accessories had increases of 11.6%, 4.3% and 9.6%, respectively. The merchandise category of men’s had a decrease of 0.3%. The increase in athletics was driven by the fashion athletic category, the increase in women’s was driven by the moderate and better categories and the increase in accessories occurred in the handbag and gift item categories.
Filene’s Basement sales increased $49.7 million to $343.9 million for the fiscal year. Filene’s Basement had a net increase of five stores during fiscal 2004 and had a comparable store sale increase of 4.7%. Merchandise categories of men’s, women’s and children’s had comparable store sale increases of 4.2%, 5.5% and 24.4%, respectively. The shoe, jewelry and home categories had increases of 9.0%, 2.9% and 2.3%, respectively. Due to the increase in up-front purchasing and packaways Filene’s Basement remained in-stock starting in and during both the spring and fall season in fiscal 2004. In addition, Filene’s Basement allocated more space to the children’s areas in the stores to support the increased sales in this category.
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

Gross profit, as a percent of sales by segment, was:

	2004	2003

Value City Department Stores	38.0%	38.5%
DSW	43.2%	41.0%
Filene’s Basement	33.7%	32.8%

Total	39.3%	38.6%

Selling, General and Administrative Expenses. For the year, consolidated SG&A increased $101.5 million to $1,076.4 million or 39.3% of sales. The year ended January 29, 2005 includes approximately $1.8 million for store closings (including the impairment of a capital lease of $1.2 million), a $1.6 million increase in advertising, $14.2 million in expenses associated with the termination of executives and associates, $11.7 million associated with the impairment of the Filene’s Basement goodwill, $1.7 million in impairments of fixed assets and $14.4 million in pre-opening costs for new stores. New store openings in the period were limited to our DSW and Filene’s Basement segments. Pre-opening costs are expensed as incurred. Pre-opening expense for the 31 new DSW stores in fiscal 2004 was $10.8 million in fiscal 2004 compared to $5.1 million for the 16 new stores opened in the prior year. Pre-opening expense was $3.6 million for five new Filene’s Basement stores in fiscal 2004 compared to $0.8 million in fiscal 2003 for the one new Filene’s Basement store opened in fiscal 2003.
SG&A, as a percent of sales by segment, were:

	2004	2003

Value City Department Stores	40.0%	38.0%
DSW	37.2%	37.4%
Filene’s Basement	43.1%	37.1%

Total	39.3%	37.6%

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
Operating (loss) profit as a percent of sales by segment was:

	2004	2003

Value City	(1.7)%	0.7%
DSW	6.1%	3.7%
Filene’s Basement	(7.8)%	(2.7)%

Total	0.2%	1.2%

Interest expense. Interest expense, net of interest income, was $38.6 million in fiscal 2004 and fiscal 2003. Interest expense included the amortization of debt discount of $2.0 million in both fiscal 2004 and 2003.

Income Taxes. Our effective tax rate for fiscal 2004 was 39.0%. The effective tax benefits are negatively impacted due to the write off of net operating losses of $3.1 million as the result of the reorganization of the Company. During fiscal 2004 and fiscal 2003, we established a valuation allowance for our deferred tax assets of $3.2 million and $1.5 million, respectively. The reserve reflects a reduction in the estimated amount for future tax deductions, primarily for state and local taxes and excess contribution carry forwards.
Net Loss. The fiscal 2004 net loss increased $14.2 million compared to fiscal 2003 and represents 0.7% versus 0.2% of net sales, respectively.
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the early spring, back-to-school and Christmas selling seasons for our Value City segment and, more recently, our Filene’s Basement segment. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2005, 2004 and 2003 each contained 52 weeks.
Adoption of Accounting Standards
The FASB periodically issues Statement of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the Company’s fiscal year.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally established to apply to interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company will utilize the modified prospective method of adoption. The Company expects the impact of the adoption of SFAS No. 123R to the Company’s results of operations will be similar to the pro forma disclosures in Note 1 to the Consolidated Financial Statements on page F-8.
In November, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are dependent on a future event that may or may not be within the control of the entity. While the timing and/or method of settlement is unknown, the obligation to perform the asset retirement obligation is unconditional. FIN 47 requires that the fair value of the asset retirement activity be recorded when it can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material impact on our financial position, cash flow or results of operations.

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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the winter holiday selling season for our Value City and Filene’s Basement segments.
Net working capital was $263.7 million and $233.6 million at January 28, 2006 and January 29, 2005, respectively. Current ratios at those dates were 1.55 and 1.65, respectively. Net cash provided by operating activities totaled $32.7 million and $90.1 million in fiscal 2005 and 2004, respectively. The fiscal 2005 decrease of $57.3 million in net cash provided by operating activities is primarily due to the (i) $45.7 million decrease in working capital provided from the change in working capital assets and liabilities, (ii) $94.0 million increase in the fiscal 2005 net loss and (iii) $74.3 million non cash change in fair value of warrants.
Net cash provided by operating activities totaled $90.1 million and $10.3 million in fiscal 2004 and 2003, respectively. The net cash increase is reflective of several items, primarily the increase in accounts payable of $58.5 million and the increase of accrued expenses of $33.0 million and an increase in borrowings under our revolving credit facility. The increases in inventories due to new stores were: $25.5 million for DSW, $5.8 million for leased departments and $10.4 million for Filene’s Basement.
Cash used for capital expenditures was $46.5 million and $85.4 million in fiscal 2005 and 2004, respectively, and excludes the impact of capital expenditures in accounts payable. During fiscal 2005, capital expenditures included $12.0 million for new stores, $20.2 million for improvements in existing stores, $4.6 million for office and warehousing and $11.6 million for MIS equipment upgrades and new systems.
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a refinancing that consisted of three separate credit facilities (collectively, the “Prior Credit Facilities”): (i) a three-year $350 million revolving credit facility (subsequently increased to $425 million),(the “June 2002 Revolving Credit Facility”), (ii) two $50 million term loan facilities (collectively, the “Term Loans”) initially provided equally by Cerberus Partners, L.P. (“Cerberus”) and Schottenstein Stores Corporation (“SSC”), and (iii) an amended and restated $75 million senior subordinated convertible loan (“ the Convertible Loan”), initially entered into on March 15, 2000, which was held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries, including DSW. These Prior Credit Facilities were also subject to an Intercreditor Agreement, which provided for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
On July 5, 2005, Retail Ventures amended, or amended and restated, the Prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of which remained outstanding as of January 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii)

a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
The Company is not subject to any financial covenants; however, the Credit Facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements. The VCDS Revolving Loan and the Non-Convertible Loan also remain subject to the Intercreditor Agreement, as the same was amended and restated in its entirety on July 5, 2005.
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility – The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the June 2002 Revolving Credit Facility which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. At January 29, 2005, $145.0 million was available under the June 2002 Revolving Credit Facility. Direct borrowings for all borrowers, including DSW, aggregated $140.0 million at January 29, 2005 and $29.6 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.
$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility in July 2005, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At January 28, 2006, $136.4 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. At January 28, 2006, $13.6 million in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.

Term Loans – Related Parties
From their inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50 million Term Loan B and a $50 million Term Loan C. All obligations under the Term Loans were senior debt and, subject to the Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the Convertible Loan. The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans.
The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.
The Company issued 2,954,792 Term Loan Warrants to purchase shares of RVI common stock, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Amendment to Term Loans
On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium Partners, L.P. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.

Senior Subordinated Convertible Loan – Related Parties
$75 Million Senior Subordinated Convertible Loan
In June 2002, the Company and its affiliates amended and restated the Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans. All interest was paid in cash.
$50 Million Second Amended and Restated Senior Loan Agreement – The Non-Convertible Loan
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009 and it is not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Company common shares.
Contractual Obligations
We have the following minimum commitments under contractual obligations. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about contractual obligations and other long-term liabilities as of January 28, 2006 (dollars in thousands).

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations(5)	Total	1 Year	Years	Years	5 Years	Date
Long-term debt	$138,000	$—	$—	$138,000	$—	$—
Interest payments on long-term debt(1)	17,057	5,153	10,112	1,792	—	—
Capital lease and operating lease obligations(2)	1,419,705	168,135	327,499	286,878	637,193	—
Construction commitments(3)	720	720	—	—	—	—
Purchase obligations(4)	28,554	16,297	8,280	3,977	—	—

Total	$1,604,036	$190,305	$345,891	$430,647	$637,193	$—

1.	Projected interest payments are for the Senior Loan Agreement and are based on the outstanding principal amount and interest rate per the agreement.

2.	Capital and operating leases require us, as part of the lease, to pay for common area maintenance, real estate taxes and contingent rents. In fiscal 2005, the common area maintenance and real estate taxes represented 35.4% of the required lease payment. These costs vary year by year and are based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

3.	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 28, 2006.

4.	Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

5.	Deferred taxes, minority interest and payments related to pension plans are not included in this table.
During the current year, the Company repaid the amount owed on the $100 million Term Loans plus accrued interest, $25 million of the $75 million Convertible Loan and a portion of the Revolving Credit Facility with the proceeds of DSW’s IPO used to repay intercompany promissory notes relating to dividends issued by DSW to Retail Ventures. At January 28, 2006, the Company had outstanding a $50 million Second Amended and Restated Senior Loan and $88.0 million of direct borrowings under its revolving credit facilities.
The Company had outstanding letters of credit that totaled approximately $19.0 million and $13.6 million, respectively, at January 28, 2006, on the Retail Ventures and new DSW secured revolving credit facilities and $29.6 million at January 29, 2005 on the then-existing Retail Ventures’ Revolving Credit Facility. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of the terms set forth in these arrangements.
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.7 million at January 28, 2006. In addition, we signed lease agreements for 16 new store locations with annual aggregate rent of $6.3 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $4.8 million of tenant improvement allowances which will offset future capital expenditures.

We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclosed in the Notes to Consolidated Financial Statements included in our 2005 Annual Report the minimum payments due under operating or capital leases.
Additional information regarding our financial commitment as of January 28, 2006 is provided in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Statements, Note 6 – Long-Term Obligations beginning on page F-22 and Note 10 – Commitments and Contingencies” beginning on page F-31.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of January 28, 2006, as that term is described by the SEC.
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
Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under Retail Ventures’ $275 million Amended and Restated Revolving Credit Facility and the DSW $150 million secured revolving credit facility. At January 28, 2006, direct borrowings aggregated $88.0 million and an additional $32.6 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the year ended January 28, 2006, net of income taxes, would have had an approximate $0.6 million impact on our financial position, liquidity and results of operation.
Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As the warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the warrants will not result in a cash outlay by the Company.
During fiscal 2005 the Company recorded a charge related to the initial recording and subsequent change in the fair value of its warrants of $74.3 million. As of January 28, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants is $91.7 million. The $74.5 million value ascribed to the Conversion Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 1.3 years; expected volatility of 45%; block sale discount of $4.13 per warrant; and an expected dividend yield of 0%. The $17.2 million value ascribed to the Term Loan

Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 6.3 years; expected volatility of 45%; block sale discount of $4.13 per warrant; and an expected dividend yield of 0%.
There were no mark to market adjustments recorded during the prior fiscal year as the Company did not have any derivatives outstanding during that time period.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that such disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.
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
Management assessed the effectiveness of the Company’s internal control system as of January 28, 2006. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting, as of January 28, 2006. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering management’s assessment of the Company’s internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers
The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.
Heywood Wilansky, age 58, became our President and Chief Executive Officer in November 2004. Mr. Wilansky is a director of the Company since June 2005 and is also a director of DSW since March 2005. Before joining Retail Ventures, Mr. Wilansky served as President and Chief Executive Officer of Filene’s Basement, a subsidiary of Retail Ventures, from February 2003 to November 2004. Mr. Wilansky was a professor of marketing at the University of Maryland business school from August 2002 to February 2003. From August 2000 to January 2003, he was President and Chief Executive Officer of Strategic Management Resources, LLC. From August 1995 to July 2000, he was President and Chief Executive Officer of Bon Ton Stores. Prior to that, he was with The May Department Stores Company for more than 19 years, last serving as President and Chief Executive Officer of the Foley’s division from 1992 to 1995 and President and Chief Executive Officer of the Filene’s division from 1991 to 1992.
James A. McGrady, age 55, became our Executive Vice President, Chief Financial Officer, Treasurer and Secretary in December 2002. He served as our Chief Financial Officer, Treasurer and Secretary from July 2000 until December 2002. Mr. McGrady is also a Vice President of DSW. From 1986 until July 2000, Mr. McGrady served as Vice President and Treasurer of Big Lots, Inc. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.
Julia A. Davis, age 45, became our Executive Vice President and General Counsel in January 2003. Since the DSW IPO she also served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006. Prior to joining the Company Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 18 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.
Jed L. Norden, age 55, became our Executive Vice President and Chief Administrative Officer as of February 1, 2006. Prior to accepting this position with the Company, Mr. Norden served as Executive Vice President of Human Resources for Retail Ventures Services, Inc., a subsidiary of Retail Ventures, Inc. Beginning in 2002, Mr. Norden served as Vice President of Human Resources for Ultimate Electronics. Prior to serving in that position, Mr. Norden served as Corporate Senior Vice President of Human Resources for Payless ShoeSource, Inc. from 1985 to 2002. Mr. Norden has also held various management positions at May Department Stores Company and Ingersoll-Rand Corporation.
Steven E. Miller, age 47, became our Senior Vice President Controller in May 2003 after joining the Company in September 2000 as its Vice President Controller. Since the DSW IPO he also serves as Senior Vice President and Controller of DSW. Prior to joining the Company Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Big Lots, Inc. including Director, Assistant Treasurer and Assistant Controller.
Audit Committee
The Company’s Board of Directors has determined that Harvey L. Sonnenberg is an audit committee financial expert as such term is defined by the SEC under Item 401(h) of Regulation S-K.

The members of the Audit Committee are Messrs. Harvey L. Sonnenberg (Chair), James L. Weisman and Lawrence J. Ring and Ms. Elizabeth M. Eveillard. The Board of Directors has affirmatively determined that each of Messrs. Sonnenberg, Weisman, Ring and Ms. Eveillard is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.
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
Other
In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS”, “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.
NYSE Certification
Mr. Wilansky, Chief Executive Officer and President of the Company, and Mr. McGrady, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission regulations with respect to the Company’s 2005 Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibits 31 and 32 to this Annual Report on Form 10-K.
Mr. Wilansky submitted his annual certification to the New York Stock Exchange (NYSE) on July 11, 2005, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11. EXECUTIVE COMPENSATION.
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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”, and “COMPENSATION OF MANAGEMENT — EQUITY COMPENSATION PLAN TABLE” in the Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
15(a)(1) Financial Statements
The documents listed below are filed as part of this Form 10-K:

Page in
Form 10-K
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at January 28, 2006 and January 29, 2005	F-3

Consolidated Statements of Operations for the years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-5

Consolidated Statements of Shareholders’ Equity for the years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-6

Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004	F-7

Notes to Consolidated Financial Statements	F-8

15(a)(2) Consolidated Financial Statement Schedules:

The schedule listed below is filed as part of this Form 10-K:

Schedule I. Condensed Financial Information of Registrant	S-1

Schedule II. Valuation and Qualifying Accounts	S-2
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

RETAIL VENTURES, INC.

April 12, 2006	By:	/s/ James A. McGrady

James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	April 12, 2006

Jay L. Schottenstein

/s/ Heywood Wilansky Heywood Wilansky	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2006

/s/ James A. McGrady James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 12, 2006

*	Director	April 12, 2006
Henry L. Aaron

*	Director	April 12, 2006
Ari Deshe

*	Director	April 12, 2006
Jon P. Diamond

*	Director	April 12, 2006
Elizabeth M. Eveillard

*	Director	April 12, 2006
Lawrence J. Ring

Signature	Title	Date

*	Director	April 12, 2006
Harvey L. Sonnenberg

*	Director	April 12, 2006
James L. Weisman

*By:	/s/ James A. McGrady

James A. McGrady, (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and its subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended January 28, 2006, January 29, 2005 and January 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005 and the results of its operations and its cash flows for each of the three years ended January 28, 2006, January 29, 2005 and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 12, 2006

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 28, 2006 and January 29, 2005
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005
ASSETS
Cash and equivalents	$138,731	$29,258
Accounts receivable, net	19,259	7,455
Receivables from related parties	437	501
Inventories	491,867	473,051
Prepaid expenses and other assets	26,814	21,112
Deferred income taxes	66,581	62,355

Total current assets	743,689	593,732

Property and equipment, at cost:
Furniture, fixtures and equipment	348,296	321,513
Leasehold improvements	272,835	268,423
Land and building	789	801
Capital leases	32,300	36,265

	654,220	627,002
Accumulated depreciation and amortization	(385,094)	(346,548)

Property and equipment, net	269,126	280,454

Goodwill	25,899	25,899
Tradenames and other intangibles, net	39,217	43,460
Deferred income taxes		29,274
Other assets	8,643	3,607

Total assets	$1,086,574	$976,426

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
January 28, 2006 and January 29, 2005
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$221,444	$202,578
Accounts payable to related parties	4,901	5,428
Accrued expenses:
Compensation	35,085	38,526
Taxes	37,869	48,666
Other	88,403	64,355
Warrant liability ($90,644 - related party)	91,679
Current maturities of long-term obligations	623	611

Total current liabilities	480,004	360,164

Long-term obligations, net of current maturities:
Non-related parties	115,995	169,134
Related parties	50,000	174,241
Other noncurrent liabilities	87,080	87,710
Deferred income taxes	45,829
Minority interest	112,396
Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including treasury shares 39,864,577 and 34,110,707, respectively	168,409	143,477
Warrants		6,074
Retained earnings	33,850	42,756
Deferred compensation expense, net	(1)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,929)	(7,068)

Total shareholders’ equity	195,270	185,177

Total liabilities and shareholders’ equity	$1,086,574	$976,426

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands, except per share amounts)

	January 28,	January 29,	January 31,
	2006	2005	2004
Net sales	$2,913,371	$2,739,631	$2,594,206
Cost of sales	(1,804,139)	(1,663,215)	(1,593,214)

Gross profit	1,109,232	1,076,416	1,000,992
Selling, general and administrative expenses	(1,110,950)	(1,076,445)	(974,944)
Change in fair value of warrants	(74,277)
License fees and other income	8,936	6,714	5,610

Operating (loss) profit	(67,059)	6,685	31,658
Interest expense, net:
Non-related	(11,866)	(12,820)	(12,025)
Related parties	(14,335)	(25,741)	(26,570)

Loss before income taxes and minority interest	(93,260)	(31,876)	(6,937)
Income taxes (expense) benefit	(13,224)	12,428	1,718

Loss before minority interest	(106,484)	(19,448)	(5,219)
Minority interest	(7,002)

Net loss	$(113,486)	$(19,448)	$(5,219)

Basic and diluted loss per share	$(2.94)	$(0.57)	$(0.15)

Shares used in basic and diluted per share calculations	38,586	33,956	33,753

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands)

	Number of Shares
								Accumulated
		Common				Deferred		Other
	Common	Shares in	Common		Retained	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants	Earnings	Expense	Shares	sive Loss	Total
Balance, February 1, 2003	33,913	8	$143,183	$6,074	$67,423	$(981)	$(59)	$(5,820)	$209,820
Net loss					(5,219)				(5,219)
Net unrealized gain on derivative financial instruments, net of income tax provision of $413								620	620
Change in minimum pension liability, net of income tax benefit of $541								(811)	(811)

Total comprehensive loss									(5,410)

Exercise of stock options	20		60						60
Net issuance/forfeitures of restricted shares	58		(166)			166			—
Amortization of deferred compensation expense						180			180

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss					(19,448)				(19,448)
Change in minimum pension liability, net of income tax benefit of $753								(1,057)	(1,057)

Total comprehensive loss									(20,505)

Exercise of stock options	136		504						504
Net forfeitures of restricted shares	(16)		(104)			104			—
Amortization of deferred compensation expense						528			528

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(113,486)				(113,486)
Change in minimum pension liability, net of income tax expense of $924								139	139

Total comprehensive loss									(113,347)

Initial public offering of subsidiary					104,187				104,187
Capital transactions of subsidiary					393				393
Exercise of stock options	5,754		26,286						26,286
Tax benefit related to stock options exercised			9,974						9,974
Amortization of deferred compensation expense						2			2
Warrant reclassification to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(11,328)						(11,328)

Balance, January 28, 2006	39,865	8	$168,409	$—	$33,850	$(1)	$(59)	$(6,929)	$195,270

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands)

	January 28,	January 29,	January 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(113,486)	$(19,448)	$(5,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	4,422	5,380	6,055
Amortization of deferred compensation	2	528	180
Depreciation and amortization	58,889	56,111	53,432
Change in fair value of warrants ($74,287 — related party)	74,277
Deferred income taxes and other noncurrent liabilities	2,872	(8,264)	1,761
Tax benefit related to stock options exercised	9,974
Loss on disposal of assets	1,735	120	1,282
Gain on lease termination	(9,536)
Minority interest in consolidated subsidiary	7,353
Impairment charges	507	14,596	312
Other	393
Change in working capital, assets and liabilities:
Receivables	(11,740)	1,150	2,493
Inventories	(18,816)	(52,713)	(30,513)
Prepaid expenses and other assets	(10,825)	(12,013)	11,546
Accounts payable	16,419	58,488	(15,259)
Proceeds from lease incentives	10,781	13,099	7,094
Accrued expenses	9,524	33,042	(22,885)

Net cash provided by operating activities	32,745	90,076	10,279

Cash flows from investing activities:
Capital expenditures	(46,499)	(85,443)	(67,373)
Proceeds from sale of assets	165	119	43
Tradename acquisitions		(4,066)
Other assets	—	—	(25)

Net cash used in investing activities	(46,334)	(89,390)	(67,355)

Cash flows from financing activities:
Payments on long-term debt	(125,000)
Payments of capital lease obligations	(611)	(720)	(817)
Net (decrease) increase in revolving credit facility	(52,000)	15,000	61,000
Proceeds from exercise of stock options	26,286	504	60
Debt issuance costs	(3,576)	(438)
Proceeds from sale of stock of subsidiary	277,963	—	—

Net cash provided by financing activities	123,062	14,346	60,243

Net increase in cash and equivalents	109,473	15,032	3,167
Cash and equivalents, beginning of year	29,258	14,226	11,059

Cash and equivalents, end of year	$138,731	$29,258	$14,226

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc., its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the Company or Retail Ventures. The Company operates three segments. Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”) segments are off-price retailers. DSW Inc. (“DSW”) segment is a leading specialty branded footwear retailer. As of January 28, 2006, there were a total of 113 Value City stores located principally in the Midwestern, Eastern and Southern United States, 199 DSW stores located throughout the United States and 27 Filene’s Basement stores located primarily in major metropolitan areas. DSW also operates leased shoe departments pursuant to supply arrangements, for 213 locations for other non-related retailers in the United States.
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
In December 2004, the Company completed another corporate reorganization whereby Value City Department Stores, Inc. merged with and into Value City Department Stores LLC, another wholly-owned subsidiary of Retail Ventures. In turn, Value City Department Stores LLC transferred all the issued and outstanding shares of DSW and Filene’s Basement to Retail Ventures in exchange for a promissory note.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 28, 2006, Retail Ventures owned approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares.
Principles of Consolidation
The consolidated financial statements include the accounts of Retail Ventures, Inc., its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal years 2005, 2004 and 2003 each contain 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for insurance, calculating retirement benefits and warrant valuation. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Cash and Equivalents
Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days to be cash equivalents.
Accounts Receivable, Net
Accounts receivable is classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates. The allowance for doubtful accounts was $0.4 million and $0.8 million for the fiscal years 2005 and 2004, respectively.
Inventories
Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.1 million and $42.8 million at the end of fiscal year 2005 and 2004, respectively.
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
Pre-Opening Expenses
Pre-opening costs associated with the opening of new stores are expensed as incurred for stores opened during the fiscal year and those under construction and to be opened in future fiscal years. Pre-opening costs expensed were $8.4 million, $14.4 million and $5.9 million for fiscal 2005, 2004 and 2003, respectively. During these respective periods we opened 29 DSW and 1 Filene’s Basement stores in 2005, 31 DSW and 5 Filene’s Basement stores in 2004 and 16 DSW and 1 Filene’s Basement stores in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment
Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives (10 years) or initial lease term. The estimated useful lives by class of asset are:

Buildings	31 years
Furniture, fixtures and equipment	3 to 10 years
Asset Impairment and Long-Lived Assets
The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company’s review is conducted down at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. The impairment loss is included in selling, general and administrative expense.
Impairment charges by segment, excluding goodwill, are as follows (in thousands):

	Fiscal Year
	2005	2004	2003
Value City		$2,043	$312
DSW	$234	833
Filene’s Basement	273

	$507	$2,876	$312

Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company does not record goodwill amortization.
During fiscal 2004, based on the results of the annual impairment tests in accordance with SFAS No. 142, the Company recorded a non-cash impairment charge relating to the goodwill on Filene’s Basement of $11.7 million ($6.9 million, net of taxes). At January 28, 2006, the Company had $25.9 million of goodwill subject to annual testing.
Tradenames and Other Intangible Assets
Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $26.3 million and $22.0 million at January 28, 2006 and January 29, 2005, respectively. During fiscal 2004, the Company acquired the “Leslie Fay” tradename for approximately $4.1 million. The anticipated life of the amortizing asset has been initially assigned 15 years. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Filene’s
	Value City	DSW	Basement	Total
As of January 28, 2006
Tradenames:
Gross amount	$5,211	$12,750	$9,900	$27,861
Accumulated amortization	(1,134)	(6,587)	(3,905)	(11,626)
Useful life (in years)	15	15	15

Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(5,715)	(87)	(8,830)	(14,632)
Useful life (in years)	25	14	21

As of January 29, 2005
Tradenames:
Gross amount	$5,211	$12,750	$9,900	$27,861
Accumulated amortization	(783)	(5,738)	(3,245)	(9,766)
Useful life (in years)	15	15	15
Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(5,115)	(73)	(7,061)	(12,249)
Useful life (in years)	25	14	21
Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

			Filene’s
Fiscal Year	Value City	DSW	Basement	Total
2005	$952	$864	$2,428	$4,244
2006	952	861	2,428	4,241
2007	952	854	2,428	4,234
2008	948	854	2,428	4,230
2009	938	854	1,625	3,417
2010	929	854	1,625	3,408
Vendor Allowances
Vendor allowances include allowances, rebates and cooperative advertising funds received from vendors. These funds are determined for each fiscal year and the majority are based on various quantitative contract terms. Amounts expected to be received from vendors relating to the purchase of merchandise inventories are recognized as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reduction of cost of goods sold as the merchandise is sold. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred. The Company records an estimate of earned allowances based on the latest projected purchase volumes and advertising forecasts. On an annual basis, the Company confirms earned allowances with vendors to determine the amounts are recorded in accordance with the terms of the contract. At January 28, 2006, the Company had a vendor allowance balance of approximately $0.1 million and had an immaterial amount at January 29, 2005.
Revenue Recognition
Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full. Layaway was discontinued at the end of fiscal 2004.
Customer Loyalty Program
The Company maintains a customer loyalty program for its DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty, provide DSW with the ability to communicate with its customers and enhance DSW’s understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. The Company accrues the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charges such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require the Company to make assumptions related to customer purchase levels and redemption rates. The accrued liability as of January 28, 2006 and January 29, 2005, was $8.3 million and $4.5 million, respectively.
During the third quarter of 2004, Filene’s Basement implemented a limited-time customer rewards program. The rewards program provided qualifying customers with a Filene’s Basement certificate in various denominations based on their cumulative spending during the program period. Filene’s Basement had an accrued liability related to the rewards program of $0.8 million at January 29, 2005. These rewards were redeemed in the first quarter of fiscal 2005, and no liability remained at January 28, 2006. The Company utilized this customer database for direct mail and e-mail marketing efforts during fiscal 2005.
Advertising Expense
The cost of advertising is expensed as incurred. During fiscal year 2005, 2004 and 2003, advertising expense was $123.0 million, $112.5 million and $110.8 million, respectively.
Derivative Financial Instruments
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company has utilized interest rate swap agreements to establish long-term fixed rates associated with borrowings,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
however, there were no interest rate swap agreements outstanding as of January 28, 2006 or January 29, 2005. The Company does not hold or issue derivative financial instruments for trading purposes.
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
During fiscal 2005, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $74.3 million. As of January 28, 2006, the aggregate fair value liability recorded relating to both the term loan warrants and conversion warrants is $91.7 million. The $74.5 million value ascribed to the Conversion Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 1.3 years; expected volatility of 45%; block sale discount of $4.13 per warrant; and an expected dividend yield of 0%. The $17.2 million value ascribed to the Term Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 6.3 years; expected volatility of 45%; block sale discount of $4.13 per warrant; and an expected dividend yield of 0%. As the Warrants may be exercised for either common shares of Retail Ventures or common shares of DSW owned by Retail Ventures, the settlement of the Warrants will not result in a cash outlay by the Company.
During the fiscal years 2005 and 2004, the Company did not have derivative financial instruments that were held or issued and accounted for as hedges of anticipated transactions and there were no outstanding swap agreements.
Minority Interest
The minority interest liability represents the portion of DSW’s total shareholders’ equity owned by unaffiliated investors in DSW. Minority interest percentage is computed by the ratio of shares held by unaffiliated interests to total shares outstanding. Minority interest in the statement of operations is calculated using the same ratio. In the statement of cash flows, the non-cash minority interest represents the minority shareholders portion of DSW’s income as well as their allocable portion of DSW equity transactions other than retained earnings.
Earnings Per Share
Basic earnings per share is based on the numerator of net loss and the denominator of weighted average of common shares outstanding. The numerator for the calculation of diluted earnings per share is net loss. The denominator is the weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to both outstanding stock options, stock appreciation rights and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, all potentially dilutive instruments were anti-dilutive as a result of a net loss for each year. If these instruments were not anti-dilutive, the denominator would be adjusted as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28,	January 29,	January 31,
	2006	2005	2004
	(in thousands)
Weighted average shares outstanding	38,586	33,956	33,753
Assumed exercise of dilutive SARS	259	123	10
Assumed exercise of dilutive stock options	717	1,736	444
Assumed exercise of dilutive term loan warrants	3,138	1,087
Assumed exercise of dilutive senior convertible loan	7,143	16,667	16,667
Assumed exercise of dilutive conversion warrants	9,077

Number of shares for computation of dilutive earnings per share	58,920	53,569	50,874

There were securities outstanding at January 28, 2006, January 29, 2005 and January 31, 2004 that were anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. The total amount of securities outstanding that were not included in the computation of dilutive earnings per share for the periods presented are as follows:

	January 28,	January 29,	January 31,
	2006	2005	2004
	(in thousands)
Stock Options	1,782	7,714	9,266
SARS	1,308	1,998	990
Term loan warrants	4,413	2,955	2,955
Conversion warrants	16,667
Convertible debt		16,667	16,667

Total of all potentially dilutive instruments	24,170	29,334	29,878

Stock-Based Compensation
The Company has various stock-based employee compensation plans that are described more fully in Note 4. The Company accounts for those plans in accordance with APB No. 25. “Accounting For Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost has been recognized for the fixed stock option plans or the discontinued stock purchase plan, which was discontinued at the end of May 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition of SFAS No. 123, “Accounting For Stock-Based Compensation.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28,	January 29,	January 31,
	2006	2005	2004
Net loss, as reported	$(113,486)	$(19,448)	$(5,219)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4,698	391	$333
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,748)	(2,773)	(5,674)

Pro forma net loss	$(114,536)	$(21,830)	$(10,560)

Loss per share:
Basic and diluted as reported	$(2.94)	$(0.57)	$(0.15)
Basic and diluted pro forma	$(2.97)	$(0.64)	$(0.31)
To determine the pro forma amounts, the fair value of each stock option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 2005, 2004 and 2003, respectively: expected volatility of 71.8%, 72.5% and 71.1%; dividend yield of 0.0%; risk-free interest rates of 4.3%, 4.1% and 4.3%; and, expected lives of 4.5, 5.4 and 8.3 years. The weighted average fair value of options granted in the fiscal year 2005, 2004 and 2003 was $6.39, $5.08 and $1.49, respectively.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R will require the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
established to apply to interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. The Company will utilize the modified prospective method of adoption. The Company expects that the impact of adoption of SFAS No. 123R to the Company’s results of operations will be similar to the pro forma disclosures presented above.
In November, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are dependent on a future event that may or may not be within the control of the entity. While the timing and/or method of settlement is unknown, the obligation to perform the asset retirement obligation is unconditional. FIN 47 requires that the fair value of the asset retirement activity be recorded when it can be reasonably estimated. The adoption of FIN 47 during the fourth quarter of fiscal 2005 did not have a material impact on our financial position, cash flow or results of operations.
2. RELATED PARTY TRANSACTIONS
The Company purchases merchandise from affiliates of Schottenstein Stores Corporation (“SSC”), direct owner of approximately 48.2% of the Company’s common shares. The amount of purchases from related parties in fiscal 2005, fiscal 2004 and fiscal 2003 were $4.4 million, $4.7 million and $12.6 million, respectively.
The Company also leases certain store and warehouse locations owned by SSC as described in Note 5.
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
The Company participated in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs, which participation ended in fiscal 2004. The Company expensed $0.3 million in fiscal years 2005 and 2004, and $1.1 million in fiscal 2003, for such program. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (IBNR) claims.
Cerberus Partners, L.P., as a beneficial owner of approximately 19.3% of the outstanding shares, is also a related party.
See Notes 5, 6 and 8 to the consolidated financial statements for additional related party disclosures.
3. INITIAL PUBLIC OFFERING OF SUBSIDIARY
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 28, 2006, Retail Ventures owned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus and Millennium, although it continues to evaluate financing options in light of market conditions and other factors. Retail Ventures is subject to (a) contractual obligations with the lenders under its senior loan facility to retain ownership of at least 55% by value of the common shares of DSW for so long as the senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded.
4. STOCK OPTION PLANS
Retail Ventures, Inc.
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
An option to purchase 2,500 common shares is automatically granted to each non-employee director on the first New York Stock Exchange trading day in each calendar quarter. The exercise price for each option is the fair market value of the common shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option holders’ service as directors of the Company.
The Company has a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.
On February 2, 2002, the Company issued 2,720,000 stock options. The vesting period of the performance-based stock options was either eight years or earlier if certain criteria were met. In connection with executive employment agreements, however, all of these outstanding stock options became fully exercisable, and all restrictions imposed on any outstanding shares of stock lapsed, on the effective date of termination of the executives’ employment. These stock options were exercised in full during fiscal 2005.
During fiscal 2005, fiscal 2004 and fiscal 2003 the Company contingently awarded 190,000 Stock Appreciation Rights (“SARS”), 1,653,000 SARS and 990,000 SARS, respectively, subject to an Option Price Protection Provision (“OPPP”). These SARS were awarded at the greater of market value or $4.50 and are subject to a vesting schedule or a performance vesting formula, as applicable. The OPPP provides that until the Company receives certain approvals from lenders the issue of these options is contingent. Further, if any of these SARS would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the SARS that would have vested. Pursuant to an exercise of SARS, the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the stock closing price on the New York Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Exchange on the date of the exercise and the strike price per share. The OPPP does not apply once SARS are actually granted. Compensation expense, net of tax, for these SARS were $4.6 million, $0.4 million and $0.3 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) (shares in thousands):

	January 28, 2006		January 29, 2005		January 31, 2004
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	7,714	$4.85	9,266	$4.94	8,921	$5.36
Granted	45	10.49	90	6.95	833	2.44
Exercised	(5,754)	—	(143)	—	(20)	3.04
Canceled	(223)	5.43	(1,499)	5.25	(468)	8.47

Outstanding end of year	1,782	$5.81	7,714	$4.85	9,266	$4.94

Options exercisable end of year	848	$7.70	6,055	$5.12	2,845	$6.50
Shares available for additional grants	5,613		5,498		7,436
The following table summarizes information about stock options outstanding as of January 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$1.63 — $4.49	484,600	7 years	$2.16	146,100	$2.20
$4.50 — $10.00	1,050,200	6 years	$5.62	489,900	$6.54
$10.01 — $21.44	247,400	3 years	$13.79	212,400	$14.16
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan that provides for the issuance of options to purchase up to 4,600,000 common shares or the issuance of stock units to management, key employees of DSW and affiliates, consultants as defined, and directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Stock Plan remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding.
In addition, DSW granted 131,000 restricted stock units to employees during fiscal 2005. Restricted stock units generally cliff vest at the end of four years. DSW stock options and restricted stock units are not included in the computation of basic EPS for the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock units are automatically granted to each non-employee director on the date of each annual meeting of the shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of their annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of DSW stock on the date of the meeting. Stock units granted to non-employee directors vest and are settled upon the director terminating the board. Stock units are included in the computation of oustanding shares.
The following table summarizes DSW’s stock option plan and related Weighted Average Exercise Prices (“WAEP”) (shares in thousands):

	January 28, 2006
	Shares	WAEP
Outstanding beginning of year	—	—
Granted	937	$19.53
Exercised	(1)	19.00
Canceled	(22)	19.00

Outstanding end of year	914	$19.54

Options exercisable end of year	30	$19.00

Shares available for additional grants	3,536
The following table summarizes information about DSW stock options outstanding as of January 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 — $20.00	829,400	9 years	$19.00	30,000	$19.00
$20.01 — $25.00	73,300	10 years	$24.52	—
$25.01 — $30.00	11,500	10 years	$26.84	—
5. LEASES
The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. The Company subleases space in a number of its facilities to related and unrelated parties. The total amount of income recorded for these subleases were $3.4 million, $1.9 million and $2.0 million in fiscal 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has several leasing agreements with SSC and affiliates of SSC. Under a Master Lease Agreement, as amended, the Company leases 4 store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 31 store locations, 4 warehouse facilities and a parcel of land for an annual minimum rent of $21.2 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.
SSC operates a chain of furniture stores, five of which operate in separate space subleased from the Company at five of its Value City store locations. Three of these furniture store subleases (the “Furniture Subleases”) are for a term concurrent with the respective lease between the Company and a third party landlord. These Furniture Subleases provide for the payment by SSC of base rent and other charges in amounts at least equal to its pro rata share based on square footage and its pro rata share of any percentage rent based on its gross sales. Two additional furniture store subleases are for periods shorter than the Company’s lease. SSC paid to the Company pursuant to these subleases the following (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Minimum rentals	$694	$694	$1,132
Contingent rentals	473	641	263

Total	1,167	1,335	1,395

The total cost of assets held under capital leases at January 28, 2006 and January 29, 2005, was $32.3 million and $36.3 million, respectively. Assets held under capital leases are amortized over the terms of the related leases. The accumulated amortization for these assets was $9.4 million and $10.3 million at January 28, 2006 and January 29, 2005, respectively. During the fourth quarter of fiscal 2005, Value City recorded a gain on a terminated capital lease of approximately $9.5 million, related to a store that closed on January 28, 2006. Included in the amount of the gain are amounts received from the lessor to terminate the lease, the write-off of fixed assets, including the capital lease, store closing costs and the remaining capital lease obligation.
Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 28, 2006 are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Operating Leases
		Unrelated	Related	Capital
Fiscal Year	Total	Party	Party	Leases

2006	$164,764	$143,383	$21,381	$3,371
2007	164,668	143,616	21,052	3,448
2008	155,879	136,248	19,631	3,504
2009	145,975	127,068	18,907	3,518
2010	133,728	116,144	17,584	3,657
Future Years	596,651	501,146	95,505	40,542

Total minimum lease payments	$1,361,665	$1,167,605	$194,060	58,040

Less amount representing interest				(29,422)

Present value of minimum lease payments				28,618
Less current portion				(623)

Total long-term portion				$27,995

The composition of rental expense (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Minimum rentals:
Unrelated parties	$132,692	$117,770	$103,925
Related parties	21,156	24,549	21,837
Contingent rentals:
Unrelated parties	20,776	17,746	15,735
Related parties	69	111	156

Total	$174,693	$160,176	$141,653

Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2005 and 2004, the balance of deferred rent was $31.5 million and $25.4 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $44.3 million and $37.4 million in fiscal 2005 and 2004, respectively. These incentives are recorded as long term-liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	January 28,	January 29,
	2006	2005
Credit facilities:
Revolving credit facilities	$88,000	$140,000
Term loans — related parties	—	100,000
Discount on term loan — related parties	—	(759)
Senior notes — related parties	50,000	—
Senior subordinated convertible loan — related parties	—	75,000

	138,000	314,241
Capital lease obligations	28,618	29,724
Other	—	21

	166,618	343,986
Less current maturities	(623)	(611)

	$165,995	$343,375

Letters of credit outstanding:
RVI revolving credit facilities	$19,019	$29,589
DSW revolving credit facilities	$13,577
Availability under revolving credit facilities:
RVI revolving credit facilities	$63,521	$145,001
DSW revolving credit facilities	$136,423
Accrued interest to related parties	$1,236	$4,128
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a refinancing that consisted of three separate credit facilities (collectively, the “Prior Credit Facilities”): (i) a three-year $350 million revolving credit facility (subsequently increased to $425 million),(the “June 2002 Revolving Credit Facility”), (ii) two $50 million term loan facilities (collectively, the “Term Loans”) initially provided equally by Cerberus Partners, L.P. (“Cerberus”) and Schottenstein Stores Corporation (“SSC”), and (iii) an amended and restated $75 million senior subordinated convertible loan (“ the Convertible Loan”), initially entered into on March 15, 2000, which was held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries, including DSW. These Prior Credit Facilities were also subject to an Intercreditor Agreement, which provided for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
On July 5, 2005, Retail Ventures amended, or amended and restated, the Prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of which remained outstanding as of January 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
The Company is not subject to any financial covenants; however, the Credit Facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements. The VCDS Revolving Loan and the Non-Convertible Loan also remain subject to the Intercreditor Agreement, as the same was amended and restated in its entirety on July 5, 2005.
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility – The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the June 2002 Revolving Credit Facility which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. At January 29, 2005, $145.0 million was available under the June 2002 Revolving Credit Facility. Direct borrowings for all borrowers, including DSW, aggregated $140.0 million at January 29, 2005 and $29.6 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.
$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility in July 2005, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At January 28, 2006, $136.4 million was available under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the DSW Revolving Loan and no direct borrowings were outstanding. At January 28, 2006, $13.6 million in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans – Related Parties
From their inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50 million Term Loan B and a $50 million Term Loan C. All obligations under the Term Loans were senior debt and, subject to the Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the Convertible Loan. The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans.
The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.
The Company issued 2,954,792 Term Loan Warrants to purchase shares of RVI common stock, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Amendment to Term Loans
On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium Partners, L.P. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Subordinated Convertible Loan – Related Parties
$75 Million Senior Subordinated Convertible Loan
In June 2002, the Company and its affiliates amended and restated the Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans. All interest was paid in cash.
$50 Million Second Amended and Restated Senior Loan Agreement – The Non-Convertible Loan
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009 and it is not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Company common shares.
Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities during fiscal year 2005, 2004 and 2003 was 8.8%, 8.5% and 8.4%, respectively.
The book value of notes payable and long-term debt approximates fair value at January 28, 2006. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value, as this was the available financing in the marketplace during the fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At January 28, 2006, future annual long-term debt payments are as follows (in thousands):

Fiscal Year	Amount

2006	$—
2007	—
2008	—
2009	138,000
2010	—
Future Years	—

Total	$138,000

7. PENSION BENEFIT PLANS
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
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans for the years ended January 28, 2006 and January 29, 2005 (in thousands):

	January 28,	January 29,
	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,588	$24,393
Service cost	45	43
Interest cost	1,464	1,401
Benefits paid	(1,581)	(1,120)
Actuarial loss	(200)	1,871

Projected benefit obligation at end of year	$26,316	$26,588

	January 28,	January 29,
	2006	2005
Change in plan assets:
Fair market value at beginning of year	$19,902	$18,369
Actual return on plan assets	2,036	1,272
Employer contributions	2,500	1,659
Benefits paid	(1,581)	(1,120)
Other	(177)	(278)

Fair market value at end of year	$22,680	$19,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28,	January 29,
	2006	2005
Reconciliation of funded status:
Funded status	$(3,635)	$(6,686)
Unrecognized actuarial loss	10,923	12,111
Unrecognized transition obligation	(185)	(222)

Accrued benefit cost	$7,103	$5,203

Amounts recognized in the consolidated balance sheet consisted of (in thousands):

	January 28,	January 29,
	2006	2005
Accrued benefit cost	$(3,527)	$(6,626)
Accumulated other comprehensive income	10,630	11,829

Net amount recognized	$7,103	$5,203

The plan’s accumulated benefit obligation was $26.2 million at January 28, 2006, and $26.5 million at January 29, 2005.

	January 28,	January 29,
	2006	2005
	(in thousands)
Projected benefit obligation	$26,316	$26,588
Accumulated benefit obligation	26,208	26,528
Fair value of plan assets	22,681	19,902
The components of net periodic benefit cost are comprised of the following (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Service cost	$45	$43	$35
Interest cost	1,464	1,401	1,292
Expected return on plan assets	(1,571)	(1,436)	(1,286)
Amortization of transition (asset) obligation	(38)	(37)	(75)
Amortization of prior-service cost	—	—	—
Amortization of net loss	700	580	596

Net periodic benefit cost	$600	$551	$562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amount included within accumulated other comprehensive loss arising from a change in the additional minimum pension liability was $1.1 million at January 28, 2006, $1.8 million at January 29, 2005 and $1.4 million at January 31, 2004.
Assumptions used in each year of the actuarial computations were:

	January 28,	January 29,
	2006	2005
Discount rate	5.75%	5.75%
Rate of increase in compensation levels	3.5%	4.0%
Expected long-term rate of return	8.0%	8.0%
The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets.
The weighted average allocation of plan assets by category is as follows:

	January 28,	January 29,
	2006	2005
Equity securities	50.7%	49.1%
Fixed securities	44.9%	44.7%
Commercial mortgage	3.3%	5.5%
Other	1.1%	0.7%

	100.0%	100.0%

The Company’s investment strategy is to meet the liabilities of the plans as they are due and to maximize the return on invested assets within appropriate risk tolerances.
The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. The Company anticipates contributing approximately $1.9 million in fiscal 2006 to meet minimum funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year	Amount
2006	$1,102
2007	1,099
2008	1,101
2009	1,114
2010	1,116
2011 - 2015	7,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. OTHER BENEFIT PLANS
The Company maintains a 401(k) Plan (the “401 (k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the Plan on a pre tax basis, subject to IRS limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $4.9 million, $4.7 million and $5.9 million for fiscal years 2005, 2004 and 2003, respectively. In fiscal 2004 the Company contributed $1.3 million to the 401(k) Plan for discretionary profit sharing. The Company made no discretionary profit sharing contributions during fiscal 2005.
The Company identified the following issue involving its 401(k) Plan:
It is the position of the Securities and Exchange Commission (the “SEC”) that, if participants’ 401(k) plan contributions can be invested in employer securities, all of the securities offered pursuant to the plan must be registered under the Securities Act of 1933 (the “Securities Act”). This is true regardless whether the plan acquires the shares from the employer or on the open market and whether the shares are purchased with employee contributions or the company’s match. Based on this interpretation of the Securities Act, Retail Ventures registered 600,000 common shares for inclusion in the Retail Ventures, Inc. Common Stock Fund under the 401(k) Plan.
Although all purchases by the custodian of the 401(k) Plan were made in the open market and in a manner consistent with the 401(k) Plan and the investment elections of the 401(k) Plan participants, Retail Ventures determined that (i) more common shares had been purchased by the custodian of the 401(k) Plan and allocated to the Retail Ventures, Inc. Common Stock Fund than were registered in accordance with the Securities Act and (ii) certain participants in the 401(k) Plan may not have received the prospectus required to be delivered under the Securities Act.
Effective November 29, 2005, Retail Ventures commenced an offer for a 30-day right of rescission with regard to all of its common shares purchased by the custodian of the 401(k) Plan and included in units purchased by 401(k) Plan participants between July 12, 2003 and December 22, 2004. Under the rescission offer, which applied to approximately 700,000 Retail Ventures Common Shares, if 401(k) Plan participants sold units at a loss, Retail Ventures would credit to their 401(k) Plan account an amount equal to the price per unit they paid less the proceeds from the sale of the units plus applicable interest. Additionally, if 401(k) Plan participants continued to hold the units and the market price of the Retail Ventures Common Shares as of the expiration date of the rescission offer was less than the price they paid for the units plus applicable interest, Retail Ventures would repurchase units that are subject to the rescission offer and would credit their 401(k) Plan account with an amount equal to the price per unit they paid plus interest from the date of purchase of the units through the date the credit is made. The rescission offer expired after December 29, 2005. The liability associated with the settlement of the rescission offer is less than $0.1 million as of January 28, 2006.
SSC, as the primary sponsor of the 401(k) Plan, and Retail Ventures, as an additional sponsor of the 401(k) Plan, elected to close the Retail Ventures, Inc. Common Stock Fund to additional investments effective July 1, 2005. Subsequent to December 22, 2004, all 401(k) Plan participants received registered securities and the prospectus required to be delivered under the Securities Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Certain employees of the Company are covered by union sponsored, collectively bargained, multi employer pension plans, the costs of which are not material to the consolidated financial statements.
9. SHAREHOLDERS’ EQUITY and WARRANT LIABILITY
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
As of January 28, 2006 and January 29, 2005, the Company had outstanding approximately 3,000 and 198,000 restricted shares, respectively, which are less than 1% of the common shares outstanding and the diluted shares.
Warrants
As a result of the previously discussed credit facilities’ modifications made on July 5, 2005 (see note 6), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $11.3 million, between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability, was recorded to common shares. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $74.3 million in fiscal 2005, including the initial recording of the Conversion Warrants was $93.1 million. No tax benefit has been recognized in connection with this charge.
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $91.7 million at January 28, 2006. There were no derivative instruments outstanding at January 29, 2005. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. COMMITMENTS AND CONTINGENCIES
As previously reported, on March 8, 2005 RVI announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
RVI contacted and continues to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, which seek unspecified monetary damages, credit monitoring and other relief. After consultation with counsel, DSW believes that the damages arising out of these legal proceedings will not exceed the reserves DSW has currently recorded.
In connection with this matter, DSW entered into a consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the final order on March 14, 2006, and copies of the complaint and consent order are available from the FTC’s Web site at http://www.ftc.gov and also from the FTC’s Consumer Response Center, Room 130, 600 Pennsylvania Avenue, N.W., Washington, D.C. 20580.
DSW has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order, DSW will pay no fine or damages. DSW has agreed, however, to maintain a comprehensive information security program and to undergo a biannual assessment of such program by an independent third party.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against it and will continue to explore its defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of January 28, 2006, the remaining balance of the associated accrual for potential exposure was $4.8 million
Although difficult to quantify, since the announcement of the theft, DSW has not discerned any material negative effect on sales trends it believes is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations and financial condition.
11. INCOME TAXES
The (benefit) provision for income taxes consists of the following (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Current:
Federal	$1,644	$9,967	$198
State and local	4,451	3,923	—

Total current tax expense	6,095	13,890	198

Deferred:
Federal	(10,071)	(29,245)	(1,463)
State and local	17,200	2,927	(453)

Total deferred tax expense	7,129	(26,318)	(1,916)

Income tax expense (benefit)	$13,224	$(12,428)	$(1,718)

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Income tax (benefit) expense at federal statutory rate of 35%	$(32,641)	$(12,760)	$(667)
Warrant liability marked to market	25,997	—	—
Jobs credit	(949)	(800)	(1,524)
State and local taxes, net	(1,713)	(1,251)	208
Non-deductible interest	222	592	662
Valuation allowance	14,367	3,214	1,467
Write off of net operating loss	4,018	3,072	—
Provision to return adjustments	1,979
Other	1,944	(4,495)	(1,864)

	$13,224	$(12,428)	$(1,718)

The components of the net deferred tax asset as of January 28, 2006 and January 29, 2005, are (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28,	January 29,
	2006	2005
Deferred tax assets:
Basis differences in inventory	$9,537	$12,867
Basis differences in property and equipment	10,316	12,248
Deferred compensation	1,473	—
Intangible assets	6,196	—
Store closing reserve	913	—
Net operating loss	36,740	21,770
Federal tax credit	4,583	6,103
Contribution carry forward	391	330
Tenant allowance	173	1,315
Capital leases	3,387	2,489
Other comprehensive loss	3,837	4,760
Workers compensation	7,278	8,353
Deferred revenue	—	5,007
Accrued expenses	10,791	11,137
Accrued rent	12,059	10,065
Other	2,313	233

Total deferred tax assets	109,987	96,677
Less: Valuation allowance	(13,406)	(4,150)

	96,581	92,527

Deferred tax liabilities:
Basis in subsidiary	(69,644)	—
Prepaid expenses	(5,367)	(5,823)
Deferred Revenue — CAT Credit	(818)	—

Total deferred tax liabilities	(75,829)	(5,823)

Total net	$20,752	$86,704

The net deferred tax asset is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	January 28,	January 29,
	2006	2005
Current deferred tax asset	$66,581	$62,355
Non current deferred tax (liability) asset	(45,829)	24,349

Net deferred tax asset	$20,752	$86,704

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that it is more likely than not that future taxable income will not be sufficient to fully utilize deferred tax assets, state net operating losses and charitable contribution carry forwards which expire in future years at various dates depending on the state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
jurisdiction. As a result, the Company has recorded an addition to the valuation allowance in the current period, of $14.4 million. The additional valuation allowance was offset by two items which reduced the valuation allowance. The first item was the removal of $3.2 million valuation allowance for the change in Ohio tax law and $1.9 million was removed for the change in the estimated state net operating losses for fiscal 2005. The ending balances of the valuation allowance at January 28, 2006 and at January 29, 2005, were $13.4 million and $4.2 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The net operating loss deferred tax asset consists of a federal and state component. The federal component is $22.5 million and the state component $14.2 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2006 to 2026.
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
The Company’s business segments were realigned at the beginning of fiscal 2005 to reflect how the Company establishes strategic goals and manages the business. The realignment resulted in the Filene’s Basement shoe business being included within the DSW segment. The fiscal 2004 and fiscal 2003 presentation has been retroactively adjusted to conform to this realignment.
The tables below present segment statement of operations information (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
As of January 28, 2006
Net sales	$1,379,975	$1,144,061	$389,335	$2,913,371
Operating (loss) profit	(126,444)	70,112	(10,727)	(67,059)
Depreciation and amortization	30,193	19,443	9,253	58,889
Interest expense, net	14,998	7,505	3,698	26,201
Benefit (provision) for income taxes	8,659	(25,426)	3,543	(13,224)
Capital expenditures	19,181	25,537	3,701	48,419
Total assets	451,727	501,459	133,388	1,086,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Filene’s
	Value City	DSW	Basement	Total
As of January 29, 2005
Net sales	$1,434,618	$961,089	$343,924	$2,739,631
Operating (loss) profit	(24,862)	58,275	(26,728)	6,685
Depreciation and amortization	29,935	18,692	7,484	56,111
Interest expense, net	31,960	2,734	3,867	38,561
Benefit (provision) for income taxes	17,886	(18,420)	12,962	12,428
Capital expenditures	27,679	29,536	26,640	83,855
Total assets	462,838	395,437	118,151	976,426

As of January 31, 2004
Net sales	$1,508,675	$791,348	$294,183	$2,594,206
Operating profit (loss)	10,630	28,857	(7,829)	31,658
Depreciation and amortization	31,131	15,892	6,409	53,432
Interest expense, net	32,332	2,739	3,524	38,595
Benefit (provision) for income taxes	8,124	(10,652)	4,246	1,718
Capital expenditures	38,582	21,017	9,102	68,701
The following sets forth sales by each major merchandise category (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Apparel and ready to wear	$1,077,088	$1,083,195	$1,112,789
Hard goods and home furnishings	509,592	512,169	493,511
Shoes and other footwear	1,326,691	1,144,267	987,906

Total	$2,913,371	$2,739,631	$2,594,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. QUARTERLY FINANCIAL DATA (UNAUDITED):

	Thirteen weeks ended
	April 30,	July 30,	October 29,	January 28,
(in thousands except per share data)	2005	2005	2005	2006

Net sales	$680,045	$666,734	$746,101	$820,491
Cost of sales	(411,653)	(407,362)	(462,397)	(522,727)

Gross profit	268,392	259,372	283,704	297,764
Selling, general and administrative expenses	(279,342)	(265,547)	(290,439)	(275,622)
Change in fair value of warrants	—	(95,848)	64,778	(43,207)
License fees and other income	1,518	3,993	1,593	1,832

Operating (loss) profit	(9,432)	(98,030)	59,636	(19,233)
Interest expense, net:
Non-related	(3,077)	(5,372)	(1,981)	(1,436)
Related parties	(6,558)	(5,062)	(1,264)	(1,451)

(Loss) income before income taxes	(19,067)	(108,464)	56,391	(22,120)
Income taxes benefit (expense)	7,608	(7,775)	1,812	(14,869)

(Loss) income before minority interest	(11,459)	(116,239)	58,203	(36,989)
Minority interest	—	723	(4,022)	(3,703)

Net (loss) income	$(11,459)	$(115,516)	$54,181	$(40,692)

(Loss) earnings per share(1):

Basic	$(0.32)	$(2.96)	$1.37	$(1.03)
Diluted	$(0.32)	$(2.96)	$0.88	$(1.03)

	Thirteen weeks ended
	May 1,	July 31,	October 30,	January 29,
(in thousands except per share data)	2004	2004	2004	2005

Net sales	$646,300	$631,654	$699,738	$761,939
Cost of sales	(386,867)	(372,088)	(419,776)	(484,484)

Gross profit	259,433	259,566	279,962	277,455
Selling, general and administrative expenses	(254,606)	(249,664)	(273,962)	(298,213)
License fees and other income	1,557	1,566	1,950	1,641

Operating profit (loss)	6,384	11,468	7,950	(19,117)
Interest expense, net:
Non-related	(2,780)	(3,078)	(3,123)	(3,839)
Related parties	(6,615)	(6,836)	(6,815)	(5,475)

(Loss) income before income taxes	(3,011)	1,554	(1,988)	(28,431)
Benefit (provision) for Income taxes	1,062	(797)	646	11,517

Net (loss) income	$(1,949)	$757	$(1,342)	$(16,914)

Basic and diluted (loss) earnings per share(1)	$(0.06)	$0.02	$(0.04)	$(0.50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)	(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.
14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	January 28,	January 29,	January 31,
(in thousands)	2006	2005	2004
Cash paid during the period for:
Interest:
Non-related parties	$9,041	$8,647	$21,694
Related parties	16,382	20,217	12,376

Income taxes	16,278	12,540	2,298

Noncash investing and operating activities:
Changes in accounts payable due to asset purchases	1,920	(1,588)	1,328
15. SUBSEQUENT EVENTS:
On March 13, 2006, the Company issued 2,000,000 of its common shares to Cerberus in connection with Cerberus’ exercise of a portion of its outstanding Convertible Warrants that were originally issued by the Company on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share for an aggregate cash purchase price of $9,000,000. In connection with this issuance, no underwriters were utilized and no commissions were paid. Following this exercise, Cerberus’ remaining Convertible Warrants entitle Cerberus to acquire from the Company, upon exercise and payment of the exercise price, either 6,333,333 of the Company’s common shares or 1,500,001 Class A Common Shares of DSW.

RETAIL VENTURES, INC.
SCHEDULE I — Condensed Financial Information of Registrant
(dollars in thousands)

Description	000’s
Dividend paid to registrant from DSW Inc.:
January 31, 2004	None
January 29, 2005	None
January 28, 2006	$190,000

S-1

RETAIL VENTURES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions (1)	of Period
Allowance deducted from asset to which it applies:

Allowance for doubtful accounts
January 31, 2004	$896	$33	$—	$103	$826
January 29, 2005	826	—	—	60	766
January 28, 2006	766	99	—	419	446

Inventory Reserve
January 31, 2004	32,475	6,569	—	4,859	34,185
January 29, 2005	34,185	14,142	—	5,545	42,782
January 28, 2006	42,782	7,820	—	7,542	43,060

Allowance for Sales Returns
January 31, 2004	2,262	963	—	15	3,210
January 29, 2005	3,210	1,861	—	1,495	3,576
January 28, 2006	3,576	2,868	—	2,436	4,008

Store Closing Reserve
January 31, 2004	524	598	—	—	1,122
January 29, 2005	1,122	1,926	—	1,736	1,312
January 28, 2006	1,312	5,476	—	4,381	2,407

(1)	The deductions from Column D are amounts written off against the reserve.

S-2

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description
2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended and Restated Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

4.1	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.2	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 1-10767) filed December 8, 2005.

4.4	Form of Conversion Warrant issued by Retail Ventures, Inc. issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.5	Exchange Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.6	Second Amended and Restated Registration Rights Agreement, dated July 5, 2005, among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7*	Specimen of Common Share Certificate

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among DSW Inc., Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.2	License Agreement, dated June 5, 1991, between the Company and SSC re: Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.4	Shared Services Agreement, dated as of January 30, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.5	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.6	Supply Agreement, effective as of January 30, 2005, between DSW Inc. and Filene’s Basement, Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.7#	Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005

Exhibit
No.	Description
10.8#	Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.9#	Retail Ventures, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 33-46221) filed October 16, 2003.

10.10#	Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.11#	Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

10.12	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.15	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.16	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re: separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.17	Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.18#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.19	Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

Exhibit
No.	Description
10.20	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.20.1	Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.21	Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.22	Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.23	Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.24	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re: Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.25	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re: Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.26	Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.27	Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.28	Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.29	Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.30	Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

Exhibit
No.	Description
10.31	Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.32	Industrial Space Lease—Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.33	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.33.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.34	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.34.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.35	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.35.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.36#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.37#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.38	Amended and Restated Loan and Security Agreement, dated July 5, 2005, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders and Value City Department Stores LLC (in such capacity, the “Lead Borrower”), as agent for the Borrower and collectively the Borrowers. Incorporated by reference to Exhibit 10.7 to Form 8-K (file no. 1-10767) filed July 11, 2005.

Exhibit
No.	Description
10.39	Financing Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM Ltd., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.39.1	First Amendment to the Financing Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(b) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.39.2	Second Amendment to Financing Agreement, dated as of July 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.39.3	Third Amendment to Financing Agreement, dated as of December 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.39.4	Fourth Amendment to Financing Agreement, dated July 5, 2005, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.8 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.40	Second Amended and Restated Senior Loan Agreement, dated July 5, 2005. by and among Value City Department Stores LLC, as Borrower, Retail Ventures, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City of Michigan, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for itself and the other Lenders. Incorporated by reference to Exhibit 10.9 to Form 8-K (file no. 1-10767) filed July 11, 2005.

Exhibit
No.	Description
10.41#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44	Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45	Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.46	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description
10.48	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.50	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenany’t Leasehold Interst and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.51	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.52	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.53	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description
10.54	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.56	Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.58	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.59	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.60	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description
10.62#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64	Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-402144) filed April 29, 1991.

10.65#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.66	Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store. Incorporated by reference to Exhibit 10.67.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.67	Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store. Incorporated by reference to Exhibit 10.68.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.68	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 9, 2005.

10.69	Underwriting Agreement, dated June 28, 2005, among Retail Ventures, Inc., DSW Inc. and the Underwriters named therein. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 5, 2005.

10.70	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2005.

10.71#	Standard Executive Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.

10.72*	Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store.

Exhibit
No.	Description
10.73#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.74#*	Summary of Director Compensation

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.