Form 10-Q
period 2006-04-29
RETAIL VENTURES INC
filed 2006-06-08
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
☐ Yes                     ☑ No
The number of outstanding Common Shares, without par value, as of May 31, 2006 was 44,906,826.

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$204,558	$138,731
Accounts receivable, net	15,622	19,259
Receivables from related parties	497	437
Inventories	541,709	491,867
Prepaid expenses and other assets	24,289	26,814
Deferred income taxes	72,497	66,581

Total current assets	859,172	743,689

Property and equipment, net	261,442	269,126
Goodwill	25,899	25,899
Tradenames and other intangibles, net	38,156	39,217
Other assets	8,699	8,643

Total assets	$1,193,368	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,
	2006	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$270,075	$221,444
Accounts payable to related parties	4,730	4,901
Accrued expenses:
Compensation	23,355	35,085
Taxes	53,653	37,869
Other	95,918	88,403
Warrant liability	1,841	1,035
Warrant liability — related party	119,096	90,644
Current maturities of long-term obligations	638	623

Total current liabilities	569,306	480,004

Long-term obligations, net of current maturities
Non-related parties	131,330	115,995
Related parties	50,000	50,000
Other noncurrent liabilities	88,893	87,080
Deferred income taxes	44,863	45,829
Minority interest	119,245	112,396

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 44,900,027 and 39,864,577 shares, respectively	221,494	168,409
(Accumulated deficit) retained earnings	(25,144)	33,850
Deferred compensation expense, net		(1)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,560)	(6,929)

Total shareholders’ equity	189,731	195,270

Total liabilities and shareholders’ equity	$1,193,368	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

Net sales	$721,513	$680,045
Cost of sales	(430,888)	(411,653)

Gross profit	290,625	268,392

Selling, general and administrative expenses	(277,524)	(279,342)
License fees and other income	1,562	1,518
Change in fair value of warrants	(59,413)

Operating loss	(44,750)	(9,432)

Interest expense, net
Non-related parties	(1,264)	(3,077)
Related parties	(1,228)	(6,558)

Loss before income taxes and minority interest	(47,242)	(19,067)

(Provision) benefit for income taxes	(5,846)	7,608

Loss before minority interest	(53,088)	(11,459)

Minority interest	(6,464)

Net loss	$(59,552)	$(11,459)

Basic and diluted loss per share:
Basic	$(1.45)	$(0.32)
Diluted	$(1.45)	$(0.32)

Shares used in per share calculations:
Basic	41,061	36,164
Diluted	41,061	36,164
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(11,459)				(11,459)
Exercise of stock options	4,613		20,399						20,399

Balance, April 30, 2005	38,724	8	$163,876	$6,074	$31,297	$(3)	$(59)	$(7,068)	$194,117

Balance, January 28, 2006	39,865	8	$168,409	$—	$33,850	$(1)	$(59)	$(6,929)	$195,270

Net loss					(59,552)				(59,552)
Minimum pension liability, net of income tax benefit of $237								369	369

Total comprehensive loss									(59,183)

Capital transactions of subsidiary					558				558
Reclassification of unamortized deferred compensation			(1)			1
Exercise of stock options	35		248						248
Exercise of warrants	5,000		52,654						52,654
Tax benefit related to stock options exercised			79						79
Stock based compensation expense, before related tax effects			105						105

Balance, April 29, 2006	44,900	8	$221,494	$—	$(25,144)	$—	$(59)	$(6,560)	$189,731

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(59,552)	$(11,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	301	1,141
Depreciation and amortization	13,841	14,413
Stock based compensation expense	105
Stock based compensation expense of subsidiary	741
Change in fair value of warrants ($58,606 - related party)	59,413
Deferred income taxes and other noncurrent liabilities	(6,325)	1,046
Loss (gain) on disposal of assets	396	(42)
Minority interest in consolidated subsidiary	6,464
Other	202
Change in working capital, assets and liabilities:
Receivables	3,577	(8,436)
Inventories	(49,842)	(68,559)
Prepaid expenses and other assets	2,336	(2,312)
Accounts payable	49,895	46,493
Proceeds from lease incentives	1,624	1,828
Accrued expenses	11,543	800

Net cash provided by (used in) operating activities	34,719	(25,087)

Cash flows from investing activities:
Capital expenditures	(6,905)	(10,166)
Proceeds from sale of assets	4	64

Net cash used in investing activities	(6,901)	(10,102)

Cash flows from financing activities:
Principal payments of capital lease obligations and other debt	(150)	(164)
Net increase in revolving credit facility	15,500
Debt issuance costs	(168)	(250)
Proceeds from exercise of warrants	22,500
Proceeds from exercise of stock options	248	20,399
Tax benefit related to stock options exercised	79

Net cash provided by financing activities	38,009	19,985

Net increase (decrease) in cash and equivalents	65,827	(15,204)
Cash and equivalents, beginning of period	138,731	29,258

Cash and equivalents, end of period	$204,558	$14,054

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

The Company operates three segments in the United States of America (“United States”). Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells better-branded shoes and accessories. As of April 29, 2006, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 204 DSW stores located in major metropolitan areas throughout the United States and 26 Filene’s Basement stores located primarily in major metropolitan areas in the Northeast and Midwest. DSW also supplies shoes, under supply arrangements, to 216 locations for other non-related retailers in the United States.

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

On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of April 29, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to Schottenstein Store Corporation (“SSC”), Cerberus Partners, L.P. (“Cerberus”)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and Millennium Partners, L.P. (“Millennium”) and other contemplated debt financings, although it continues to evaluate financing options in light of market conditions and other factors. Retail Ventures is subject to (a) contractual obligations with lenders under its senior loan facility to retain ownership of at least 55% by value of the common shares of DSW for so long as the senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares. Retail Ventures accounted for the sale of DSW as a capital transaction.

Value City. Located in the Midwest, Mid-Atlantic and Southeastern United States and operating principally under the name Value City for over 80 years this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

DSW. Located in major metropolitan areas throughout the United States, the DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. As of April 29, 2006, DSW operated 158 leased departments for Stein Mart, 57 for Gordmans and one Frugal Fannie’s Fashion Warehouse. Results of the supply agreements are included with the DSW segment. During the three months ended April 29, 2006, DSW opened five new DSW stores.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s 2005 Annual Report for the fiscal year ended January 28, 2006 on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2006 (the “2005 Annual Report”).

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.	ADOPTION OF ACCOUNTING STANDARDS

FASB periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. Effective January 29, 2006, the Company adopted SFAS No. 123R. The impact of adoption to the Company’s results of operations is presented in Note 4.

FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2006 was not material to the Company’s financial condition, results of operations or cash flows.

4.	STOCK BASED COMPENSATION

Retail Ventures Stock Compensation Plans

The Company has a 2000 Stock Incentive Plan that provides for the issuance of options to purchase up to 13,000,000 common shares or the issuance of restricted stock to management, key employees of the Company and affiliates, consultants as defined in the plan, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Incentive Plan remain exercisable for a period of ten years from the date of grant.

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

On January 29, 2006, Retail Ventures adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans. Prior to January 29, 2006, Retail Ventures had accounted for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the three months ended April 29, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. Retail Ventures’ financial results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative costs in the condensed consolidated statement of operations.

During the three months ended April 29, 2006, the Company recorded stock based compensation expense of approximately $0.8 million which includes approximately $0.7 million of expenses recorded by DSW. Compensation costs of $5.9 million and $1.8 million were expensed during the three months ended April 29, 2006 and April 30, 2005, respectively, relating to the Stock Appreciation Rights (“SARS”). Included in the SARS expense for the three months ended April 29, 2006 are expenses relating to the accelerated vesting of some performance based SARS. During the three months ended April 29, 2006, less than $0.1 million was paid to settle exercised SARS.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table illustrates the pro forma effect on net loss and loss per share for the three months ended April 30, 2005 if the Company had applied the fair value recognition of SFAS No. 123.

Three months ended
April 30, 2005
(in thousands, except per share amounts)
Net loss, as reported	$(11,459)
Add: Total stock-based employee compensation included in reported net loss, net of tax	1,058
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,389)

Pro forma net loss	$(11,790)

Loss per share:
Basic and diluted as reported	$(0.32)
Basic and diluted pro forma	$(0.33)
Stock Options
Forfeitures are estimated at the grant date based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Retail Ventures Common Shares. The expected term of options granted is derived from historical data on exercises. The expected dividend yield curve is zero, which is based on the Company’s history of not declaring dividends to shareholders. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	April 29,	April 30,
	2006	2005

Assumptions
Risk-free interest rate	4.43%	4.24%
Expected volatility of Retail Ventures common stock	67.71%	72.53%
Expected option term	5.0 years	3.6 years
The weighted-average fair value of each option granted for the three months ended April 29, 2006 and April 30, 2005 was $7.64 per share and $3.69 per share, respectively.

The following table summarizes the Company’s stock option plans and related Weighted Average Exercise Prices (“WAEP”) for the three months ended April 29, 2006 (in thousands, except per share amounts):

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value
Outstanding beginning of period	1,782	$5.81
Granted	12	12.75
Exercised	(35)	7.00
Forfeited	(26)	4.49

Outstanding end of period	1,733	$5.86	5 years	$17,871

Options exercisable end of period	1,120	$6.77	5 years	$10,575

Shares available for additional grants	5,623

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three months ended April 29, 2006 was $0.2 million.

As of April 29, 2006, the total compensation cost related to nonvested options not yet recognized was $0.2 million with a weighted average expense recognition period remaining of 1.6 years. The total fair value of options that vested during the three months ended April 29, 2006 was $0.8 million.
The following table summarizes information about options outstanding as of April 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$1.63 - $ 4.49	460,600	7 years	$2.15	201,100	$2.14
$4.50 - $10.00	1,015,460	6 years	$5.55	709,460	$5.90
$10.01 - $21.44	256,900	3 years	$13.73	209,400	$14.16
Stock Appreciation Rights

The SARS are subject to an Option Price Protection Provision (“OPPP”) which provides that until the Company receives certain approvals from its lenders, the issue of the options underlying the SARS is contingent. Further, if any of these SARS would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the SARS that would have vested. Pursuant to an exercise of SARS, the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the closing price of the RVI common shares on the New York Stock Exchange on the date of

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the exercise and the strike price per share. The OPPP does not apply once SARS are actually granted. SARS are recorded as liabilities in the balance sheets due to their ability to be settled in cash or common shares and the historical exercises being settled in cash. SARS are granted to employees and are subject to a vesting schedule or a performance vesting formula, as applicable. The amount of SARS accrued at April 29, 2006 was $9.6 million.

The following table summarizes the Company’s nonvested SARS and the related WAEP for the three months ended April 29, 2006 (shares in thousands):

	Shares	WAEP
Nonvested at January 28, 2006	1,286	$6.62
Granted	270	14.09
Vested	(458)	6.29
Forfeited	—	—

Nonvested at April 29, 2006	1,098	$8.59

    DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan) and directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative expenses in the condensed consolidated statement of operations. DSW options, restricted stock units and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures.

Stock Options

Forfeitures are estimated at the grant date based on historical rates of Retail Ventures’ stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of Retail Ventures’ stock options due to the limited historical data on the DSW stock activity and was five years for the three months ended April 29, 2006. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW stock combined with the historical volatility of four similar companies’ stocks, due to the relative short historical trading history of the DSW common shares. The expected volatility used for the

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
three months ended April 29, 2006 was 42.62%. The expected dividend yield curve is zero, which is based on the DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in the Company’s credit facility.

The weighted-average fair value of each option granted for the three months ended April 29, 2006 was $13.24 per share.

The following table summarizes DSW’s stock option plans and related WAEP for the three months ended April 29, 2006 (in thousands, except per share amounts):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contract Life	Value
Outstanding beginning of period	914	$19.54
Granted	107	29.76
Exercised	(8)	19.00
Forfeited	(36)	19.00

Outstanding end of period	977	$20.68	9 years	$10,380

Options exercisable end of period	44	$19.00	9 years	$541

Shares available for additional grants	3,465

The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three months ended April 29, 2006 was $0.1 million.

As of April 29, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 4.3 years. The total fair value of options that vested during the three months ended April 29, 2006 was $0.2 million.

The following table summarizes information about DSW’s options outstanding as of April 29, 2006:

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 - $20.00	785,900	9 years	$19.00	44,000	$19.00
$20.01 - $25.00	73,300	10 years	$24.52
$25.01 - $30.00	56,300	10 years	$27.57
$30.01 - $32.00	61,900	10 years	$31.21
Restricted Stock Units

DSW granted approximately 131,000 restricted stock units to employees during fiscal 2005. Restricted stock units generally cliff vest at the end of four years and expire ten years from the grant date. Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW did not award any restricted stock units during the three months ended April 29, 2006 and no restricted stock units vested or were forfeited during the quarter. The weighted average fair value of the nonvested restricted stock units at the beginning and the end of the period was $20.46 per unit. The total aggregate intrinsic value of nonvested restricted stock units at April 29, 2006 was $4.1 million and the weighted average remaining contractual life was nine years. As of April 29, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 3.0 years.

Director Stock Units

In 2005, DSW issued approximately 17,000 stock units to directors who are not employees of DSW or Retail Ventures. Stock units will be automatically granted to each director who is not an employee of the DSW or Retail Ventures on the date of each annual meeting of the shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of their annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of DSW stock on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of their compensation paid in the form of restricted stock units. Stock units granted to non-employee directors vest immediately and are settled upon the director terminating service from the board.

5.	LONG-TERM OBLIGATIONS

On July 5, 2005, Retail Ventures amended, or amended and restated, its then-existing credit facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
which remained outstanding as of April 29, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.

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

The Credit Facilities are described more fully below:

Revolving Credit Facilities

$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan

On July 5, 2005, Retail Ventures and its affiliates amended and restated the VCDS Revolving Loan, which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan, (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the DSW Common Shares held by Retail Ventures and the common shares of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding common shares of DSW owned by Retail Ventures. At April 29, 2006, $79.1 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $103.5 million and $18.6 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. The maturity date of the VCDS

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan

Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility in July 2005, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At April 29, 2006 and January 28, 2006, $141.0 million and $136.4 million, respectively, were available under the DSW Revolving Loan and no direct borrowings were outstanding. At April 29, 2006 and January 28, 2006, $9.0 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.

Term Loans — Related Parties

From their inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50 million Term Loan B and a $50 million Term Loan C (collectively, the “Term Loans”). All obligations under the Term Loans were senior debt and, subject to the Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the amended and restated $75 million senior subordinated convertible loan (the “Convertible Loan”). The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans.

The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, the Company had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.

The Company issued 2,954,792 Term Loan Warrants to purchase Retail Ventures Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The related debt discount was amortized into interest expense over the life of the debt.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amendment to Term Loans

On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.

Senior Subordinated Convertible Loan — Related Parties

$75 Million Senior Subordinated Convertible Loan

In June 2002, the Company and its affiliates amended and restated the Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At the Company’s option, interest could be PIK during the first two years, and thereafter, at the Company’s option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all Retail Ventures’ principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the June 2002 Revolving Credit Facility and Term Loans. All interest was paid in cash.

$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company has three qualified defined benefit pension plans which it assumed at the time of previous acquisitions of three separate companies. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. Contributions are provided not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plans.

The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three months ended April 29, 2006 and April 30, 2005:

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Service cost	$11	$11
Interest cost	362	366
Expected return on plan assets	(443)	(393)
Amortization of transition asset	(9)	(9)
Amortization of net loss	150	175

Net periodic benefit cost	$71	$150

The Company anticipates contributing approximately $1.9 million in fiscal 2006 to meet minimum funding requirements. The Company did not make a contribution during the first quarter of 2006 towards the estimated $1.9 million contribution estimated for fiscal 2006.

7.	OTHER BENEFIT PLANS

The Company maintains a Profit Sharing and 401(k) Plan (the “401(k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company also provided an Employee Stock Purchase Plan (“ESPP”) for its employees until the end of May 2005, when the ESPP was discontinued. Eligibility requirements were similar to those of the 401(k) Plan. Under the ESPP, eligible employees could purchase common shares of the Company through payroll deductions. The Company matched 15% of employee investments up to a maximum investment level. ESPP costs to the Company for all fiscal periods presented are not material to the consolidated financial statements.

8.	SHAREHOLDERS’ EQUITY AND WARRANT LIABILITY

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The market value of the shares at the date of grant is recorded as deferred compensation expense. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. Deferred compensation is charged to expense on a straight-line basis during the period that the restrictions lapse. As of April 29, 2006 and January 28, 2006, the Company had outstanding approximately 3,000 restricted common shares, which represent less than 1% of the common basic and diluted shares outstanding.

Warrants

As a result of the previously discussed credit facilities’ modifications made on July 5, 2005 (see note 5), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $11.3 million between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability was recorded to common shares. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Condensed Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $74.3 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $93.1 million. For the first quarter of fiscal 2006 the Company recorded a charge of $59.4 million for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $120.9 million and $91.7 million at April 29, 2006 and January 28, 2006, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

On March 13, 2006, RVI issued 2,000,000 of its common shares to Cerberus in connection with the exercise of a portion of its outstanding Conversion Warrants. The common shares were issued at an exercise price of $4.50 per share for an aggregate cash purchase price of $9,000,000. On April 26, 2006, RVI issued an additional 3,000,000 of its common shares to Cerberus in connection with the exercise of another portion of its outstanding Conversion Warrants. These common shares were issued at an exercise price of $4.50 per share for an aggregate cash purchase price of $13,500,000.

9.	EARNINGS PER SHARE

Basic earnings per share are based on the net loss and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, SARS and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings per share calculation is the net loss adjusted to remove the effect of interest, adjusted for tax, on the convertible debt. The denominator is the weighted average shares outstanding.

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Weighted average shares outstanding	41,061	36,164
Assumed exercise of dilutive stock options	—	—

Number of shares for computation of dilutive earnings per share	41,061	36,164

For the three months ended April 29, 2006 and April 30, 2005, all potentially dilutive instruments; stock options, SARS, warrants and convertible debt, were anti-dilutive. If these instruments were not anti-dilutive, the denominator would be adjusted as follows:

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Weighted average shares outstanding	41,061	36,164
Assumed exercise of dilutive SARS	497	190
Assumed exercise of dilutive stock options	720	723
Assumed exercise of dilutive Term Loan Warrants	4,413	1,572
Assumed exercise of dilutive Conversion Warrants	15,535
Assumed exercise of dilutive convertible debt		16,667

Number of shares for computation of dilutive earnings per share	62,226	55,316

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $6.6 million and $6.9 million at April 29, 2006 and January 28, 2006, respectively, relates to the Company’s minimum pension liability, net of income tax. For the three months ended April 29, 2006 the other comprehensive loss was $59.2 million. For the three months ended April 30, 2005, the other comprehensive loss was the same as the net loss.

11.	TAX VALUATION

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of April 29, 2006 and January 28, 2006 was $13.4 million. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of (12.4)% for the three month period reflects the negative impact of the change in fair value of warrants included in book loss but not tax loss and the deferred tax liability related to the book tax difference in DSW’s basis.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$2,174	$3,105
Related parties	1,278	9,021
Income taxes	3,083	699

Noncash activities:
Changes in accounts payable due to asset purchases	$(1,435)	$545
Additional paid in capital transferred from warrant liability for warrant exercises	30,154
13.	SEGMENT REPORTING

The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating (loss) profit, which is defined as (loss) profit before interest expense, income taxes and minority interest.

The tables below present segment statement of operations information for the three months ended April 29, 2006 and for the three months ended April 30, 2005.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended April 29, 2006
Net sales	$314,427	$316,487	$90,599	$721,513
Operating (loss) profit	(68,996)	27,889	(3,643)	(44,750)
Depreciation and amortization	6,712	4,901	2,228	13,841
Interest (expense) income, net	(2,832)	1,324	(984)	(2,492)
Benefit (provision) for income taxes	3,909	(11,694)	1,939	(5,846)

Capital expenditures	627	4,232	611	5,470

As of April 29, 2006
Total assets	490,944	544,012	158,412	1,193,368

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended April 30, 2005
Net sales	$311,455	$281,806	$86,784	$680,045
Operating (loss) profit	(16,692)	15,053	(7,793)	(9,432)
Depreciation and amortization	7,342	4,719	2,352	14,413
Interest (expense) income, net	(5,252)	(3,521)	(862)	(9,635)
Benefit (provision) for income taxes	8,659	(4,552)	3,501	7,608

Capital expenditures	4,931	5,579	201	10,711

As of January 28, 2006
Total assets	451,727	501,459	133,388	1,086,574
14.	COMMITMENTS AND CONTINGENCIES

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

The Company contacted and continues to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief.

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

There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW estimates that the potential exposures for losses related to this theft including exposure under currently pending proceedings, range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of April 29, 2006, the remaining balance of the associated accrual for potential exposure was $4.6 million.

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

15.	SUBSEQUENT EVENTS

On May 17, 2006, the Company filed a registration statement with the SEC on Form S-3 relating to $125.0 million aggregate principal amount of Mandatorily Exchangeable Notes due 2011, which we refer to as “PIES”, exchangeable into a number of Class A Common Shares of DSW owned by the Company, equal to an exchange ratio (or the cash value thereof). The PIES will constitute Retail Ventures’ direct, senior obligations, ranking equally in right of payment with its existing and future senior debt. The PIES will be effectively junior to Retail Ventures’ other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of Retail Ventures’ subsidiaries. Coupon payments will be payable quarterly in arrears.

On May 30, 2006, DSW entered into an Amended and Restated Supply Agreement (“the Agreement”) to supply shoes to Stein Mart. Under the terms of the Agreement, DSW will be the exclusive supplier of shoes to all Stein Mart stores that have shoe departments. The Agreement terminates on December 31, 2009, but will automatically extend for another three years in the event that neither party gives notice of its intent not to renew.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in three segments: Value City, Filene’s Basement and DSW. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of April 29, 2006, there were 113 Value City stores in operation. DSW is a leading U.S. specialty branded footwear retailer operating 204 shoe stores in 33 states as of April 29, 2006. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of April 29, 2006, there were 26 Filene’s Basement stores in operation.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of April 29, 2006.
On July 5, 2005, DSW completed an IPO of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of April 29, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.

The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our operating entities, Value City, DSW and Filene’s Basement, have different target customers and different strategies, but each focuses on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
Forward-Looking Statements
Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our Annual Report on Form 10-K, as supplemented by Item 1A, Part II of this Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in Notes to Consolidated Financial Statements that are included in our 2005 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenue from gift cards is deferred and is recognized upon redemption of the gift cards.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.1 million at both April 29, 2006 and at January 28, 2006.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customer’s value perception or perceived value (known as markdowns), and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

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

In March 2005, the Company closed two underperforming Value City stores. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations and an additional $0.2 million for other store closing costs. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005.

We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers compensation and casualty insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should a greater amount of claims occur compared to what was estimated for costs of certain health and welfare, workers compensation and casualty insurance increase beyond what was anticipated, reserves recorded may not be sufficient and to the extent actual results vary from assumptions, earnings would be impacted.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At April 29, 2006, the actuarial assumptions of our plans have remained unchanged from our 2005 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with its customers and enhance its understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its most frequent customers. Upon reaching the target level, customers may redeem these discounts on a future purchase. Generally, these future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. DSW’s accrued liability as of April 29, 2006 and January 28, 2006 with respect to these costs was $10.2 million and $8.3 million, respectively. To the extent assumptions of purchase levels and redemption sales vary from actual results, earnings would be impacted.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended April 29, 2006, we established no additional valuation reserves. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carryforwards and wrote off $4.0 million in deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended
	April 29,	April 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	(59.7)	(60.5)

Gross profit	40.3	39.5
Selling, general and administrative expenses	(38.5)	(41.1)
License fees and other income	0.2	0.2
Change in fair value of warrants	(8.2)

Operating loss	(6.2)	(1.4)
Interest expense, net	(0.4)	(1.4)

Loss before income taxes and minority interest	(6.6)	(2.8)

(Provision) benefit for income taxes	(0.8)	1.1

Loss before minority interest	(7.4)	(1.7)
Minority interest	(0.9)

Net loss	(8.3)%	(1.7)%

THREE MONTHS ENDED APRIL 29, 2006 COMPARED TO THREE MONTHS ENDED APRIL 30, 2005
Net Sales. Net sales increased $41.5 million, or 6.1%, from $680.0 million to $721.5 million. Comparable store sales increased 3.5% and, by segment, were:

	Three months ended
	April 29, 2006	April 30, 2005

Value City	2.5%	(7.9)%
DSW	4.2%	4.4%
Filene’s Basement	4.6%	2.0%

Total	3.5%	(2.5)%

Value City segment net sales increased $3.0 million to $314.4 million. During fiscal 2005 and ongoing, Value City transitioned to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe categories by the third quarter of fiscal 2005. The sales for comparable stores increased 2.5% due to increases in average unit retails and the new merchandise strategy, offset by declines in customer traffic. All stores in the segment are in the comparative stores base. In addition, during the current year’s quarter Value City operated one less store than in the previous year.

The increase in comparable sales at Value City is comprised of increases in mens, women’s, jewelry and shoes of 10.5%, 12.1%, 3.6% and 7.1%, respectively. There were decreases in the comparable sales of hardlines and childrens of 11.4% and 10.0%, respectively, due to an incomplete conversion of these departments to the new merchandising strategy and the short-term effect of eliminating certain merchandise categories. During the comparable quarters the transaction volume in the Value City segment decreased by 6.1% while the average unit retail increased 18.2% and the number of units in the basket decreased 7.6%.
DSW segment net sales for the thirteen week period ended April 29, 2006 increased by 12.3% or $34.7 million, to $316.5 million from $281.8 million in the thirteen week period ended April 30, 2005. Comparable store sales in the quarter improved 4.2%. The increase in segment sales includes a net increase of 27 DSW stores and 10 non-affiliated leased shoe departments over the prior year’s comparable period. The DSW store locations opened subsequent to April 30, 2005 added $21.1 million in sales, while the leased shoe departments opened subsequent to April 30, 2005 added $1.0 million. Leased shoe department sales comprised 10.3% of total net sales in the first quarter of fiscal 2006, compared to 10.8% in the first quarter of fiscal 2005. DSW comparable sales in the merchandise categories of womens, mens, athletics and accessories had increases of 5.5%, 1.7%, 3.2% and 3.1% respectively. Sales increases in the women’s category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in men’s was driven by the young men’s class. The increase in accessories category was driven by an increase in gifts.
Filene’s Basement segment net sales increased $3.8 million or 4.4% in the quarter to $90.6 million which includes a net decrease of one store over the prior year’s period and a comparable store sales increase of 4.6%. Sales for the store that closed during the first quarter of fiscal 2006 decreased $0.7 million compared to the prior year’s period. Merchandise categories of mens, ladies, childrens and jewelry had comparable sale increases of 4.5%, 1.1%, 9.7% and 0.3%, respectively. Home goods comparable sales in the segment decreased 1.9%. The children’s and jewelry categories represent 2.3% and 5.7% of total comparative stores sales, respectively.
Gross Profit. Total gross profit increased $22.2 million to $290.6 million. Gross profit, as a percentage of sales, increased to 40.3% compared to 39.5% for the prior year. The increase in the overall margin rate is attributable to positive comparable margin results at the Value City and Filene’s Basement segments.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	April 29, 2006	April 30, 2005

Value City	38.3%	37.7%
DSW	43.5%	43.6%
Filene’s Basement	35.9%	32.2%

Total	40.3%	39.5%

Value City’s margin rate increase is attributable to improved initial markups in departments converted to the new merchandising strategy that focuses on a larger presentation of name brand merchandise, timely seasonal presentations and better assortments at compelling prices.

The segment also incurred fewer markdowns related to point of sales discounts on clearance merchandise compared to the prior year’s quarter as a result of the merchandise changes.
DSW segment margin decreased as a result of increased markdowns partially offset by an increased initial markup and a reduction of the internal shrink accrual rate compared to the previous year’s comparable period.
Filene’s Basement segment’s gross margin increased as a result of increased initial markups and a decrease in markdowns from the prior year’s rate due to reduced fall clearance merchandise than in the previous year’s comparable quarter. The decrease in markdowns was due to slower moving spring European stock in the prior year’s comparable quarter.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased $1.8 million from $279.3 million to $277.5 million. Total SG&A expense, minus pre-opening expense for the three months ended April 29, 2006 associated with new DSW stores, Filene’s Basement stores and new leased shoe departments, opened subsequent to April 30, 2005, was $7.3 million. Pre-opening expenses decreased approximately $1.3 million during the three months ended April 29, 2006, compared with the three months ended April 30, 2005. As a percentage of sales SG&A was 38.5% compared to 41.1% in the comparable quarter last year.
SG&A, as a percent of sales by segment, was:

	Three months ended
	April 29, 2006	April 30, 2005

Value City	41.7%	43.4%
DSW	34.7%	38.3%
Filene’s Basement	42.4%	43.8%

Total	38.5%	41.1%

The Value City and Filene’s Basement SG&A decrease as a percentage of sales is the result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales. Pre-opening expenses decreased in Filene’s Basement by approximately $0.7 million during the three months ended April 29, 2006 compared with the three months ended April 30, 2005.
The DSW segment SG&A percentage decreased as a percentage of sales. The favorable percentage of sales decrease was a result of leveraging store expenses and marketing, and a reduction in pre-opening expenses. In addition, there was an increase in store occupancy expense as a result of increases in lease expense for new stores partially offset by decreased warehouse expense as a result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. Included in the DSW SG&A expenses are costs associated with new DSW stores and new leased shoe departments not opened as of April 30, 2005, of $6.4 million and $0.3 million, respectively, for the three months ended April 29, 2006. Pre-opening costs decreased approximately $0.6 million during the three months ended April 29, 2006 compared with the three months ended April 30, 2005. During the three months ended April 30, 2005, the DSW segment accrued an estimated liability related to the theft of credit card and other purchase information. Potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, during the three months ended April 30, 2005, the Company accrued a charge to operations equal to the low end of the range set forth above.
Change in Fair Value of Warrants. During the three months ended April 29, 2006, the Company recorded non-cash charges of $59.4 million representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for the three months ended April 30, 2005.
License Fees and Other Income. License fees and other income were $1.6 million and $1.5 million for the three months ended April 29, 2006 and April 30, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Loss. Operating loss for the quarter ended April 29, 2006 was $44.8 million compared to an operating loss of $9.4 million, an increase in operating loss of $35.4 million. The increase in operating loss is due to the change in the fair value of the warrants during the three months ended April 29, 2006 of $59.4 million. Operating loss as a percentage of sales was a loss of 6.2% and 1.4% for April 29, 2006 and April 30, 2005, respectively.
Operating (loss) profit as a percent of sales by segment in the first quarter was:

	Three months ended
	April 29, 2006	April 30, 2005

Value City	(21.9)%	(5.4)%
DSW	8.8%	5.3%
Filene’s Basement	(4.0)%	(9.0)%

Total	(6.2)%	(1.4)%

Interest Expense, Net. Net interest expense for the quarter decreased $7.1 million to $2.5 million. The decrease is due primarily to a decrease of $165.5 million in average borrowings during the three months ended April 29, 2006, compared to the three months ended April 30, 2005 and a decrease in our weighted average borrowing rate of 1.6%.
Income Taxes. The effective tax rate for the three months ended April 29, 2006 was a negative 12.4% reflecting the impact of the change in fair value on the mark to market accounting for the warrants, which are not tax deductible. The three months ended April 30, 2005 effective tax rate of 39.9% excludes the impact of the change in fair value on the mark to market accounting for the warrants.

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
Net working capital was $289.9 million and $263.7 million at April 29, 2006 and January 28, 2006, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents and increased inventory levels offset by an increase in accounts payable. Current ratios at those dates were 1.51 and 1.55, respectively.
Net cash provided by operating activities was $34.7 million for the three months ended April 29, 2006 as compared to $25.1 million used in operating activities for the three months ended April 30, 2005. The increase of net cash provided by operating activities is primarily due to the change in the fair value of warrants by $59.4 million during the first quarter of fiscal 2006, offset by a $48.1 million increase in net loss versus the first quarter of fiscal 2005.
Net cash used for capital expenditures was $6.9 million and $10.2 million for the three months ended April 29, 2006 and April 30, 2005, respectively, and excludes the impact of capital expenditures in accounts payable. During the three months ended April 29, 2006, capital expenditures included $1.9 million for new stores, $1.7 million for improvements in existing stores, $0.5 million for office and warehousing and $1.6 million for information technology equipment upgrades and new systems. The primary decrease in capital expenditures is due to the decrease in new store openings during the three-month period ending April 29, 2006 compared with the three-month period ending April 30, 2005.
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
On July 5, 2005, Retail Ventures amended, or amended and restated, the prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of which remained outstanding as of January 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW

Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the June 2002 Revolving Credit Facility which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At April 29, 2006, $79.1 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $103.5 million and $18.6 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At April 29, 2006 and January 28, 2006, $141.0 million and $136.4 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At April 29, 2006 and January 28, 2006, $9.0 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
From the inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50 million Term Loan B and a $50 million Term Loan C. All obligations under the Term Loans were senior debt and, subject to the Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the Convertible Loan. The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans. The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a PIK option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.
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
Amendment to Term Loans
On July 5, 2005, the Company and its affiliates amended the Term Loans which had originally been entered into in June 2002. Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’

shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.
Senior Subordinated Convertible Loan — Related Parties
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
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
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

Contractual Obligations and Off-Balance Sheet Arrangements
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $2.4 million at April 29, 2006. In addition, we signed lease agreements for 23 new store locations with annual aggregate rent of $11.3 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $6.4 million of tenant improvement allowances which will be used to fund future capital expenditures.
There are no “off-balance sheet” arrangements as of April 29, 2006 as that term is described by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented during the quarter ended April 29, 2006.
An exposure draft of the proposed interpretation of FASB Statement No. 109, Accounting for Uncertain Tax Provisions, was issued in July 2005. The exposure draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the interpretation was originally scheduled for December 31, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. In January 2006, FASB decided to make forthcoming rules on certain tax positions effective in 2007. FASB also moved to a view that such recognition should be changed from the tax position being “probable of being sustained on audit based solely on the technical merits of the position” to a less stringent benchmark of “more likely than not” that the position would be sustained on audit or final resolution through legal action of settlement. FASB expects to publish the planned rules on uncertain tax positions in 2006. Retail Ventures, Inc. is currently evaluating the impact this proposed interpretation will have on its consolidated financial statements.
An exposure draft of the proposed amendment to FASB Statement No. 132, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R, was issued in March 2006. This Exposure Draft would amend the FASB Statements No. 87, 88, 106 and 132R. The intent of the Exposure Draft is to require an employer to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. The comment deadline on this Exposure Draft is May 31, 2006, with a planned effective date for fiscal years ending after December 31, 2006. The Company is reviewing the Exposure Draft and evaluating the impact on its consolidated financial statements.

An exposure draft of a proposed SFAS, Fair Value Measurements, was issued in June 2004. This exposure draft defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. FASB expects to issue a final statement by June 30, 2006. The Company is reviewing the Exposure Draft and evaluating the impact on its consolidated financial statements.
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
We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At April 29, 2006, direct borrowings aggregated $103.5 million and an additional $27.5 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended April 29, 2006, net of income taxes, would have an approximate $0.1 million impact on our financial position, liquidity and results of operations.
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
During fiscal 2005, subsequent to the first quarter, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $74.3 million. As of April 29, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $120.9 million. The $90.2 million value ascribed to the Conversion Warrants was estimated as of April 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.86%; expected life of 1.04 years; expected volatility of 45%; block sale discount of $4.10 per warrant; and an expected dividend yield of 0%. The $30.7 million value ascribed to the Term Loan Warrants was estimated as of April 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.91%; expected life of 6.04 years; expected volatility of 45%; block sale discount of $4.10 per warrant; and an expected dividend yield of 0%.
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
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of April 29, 2006, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported on March 8, 2005, RVI announced that it had learned of the theft of credit card and other purchase information from a portion of its DSW customers. On April 18, 2005, RVI issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
The Company contacted and continues to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief.
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

There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against us and will continue to explore our defenses and possible claims against others.
DSW estimates that the potential exposures for losses related to this theft range from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, we accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material.
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
Item 1A. Risk Factors.
We caution that information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following factors, in addition to factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, and other possible factors not listed, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
The PIES may adversely affect the market price for Retail Ventures common shares and DSW Class A common shares.
In the event that Retail Ventures completes the offering of the PIES described in the Registration Statement filed by Retail Ventures on May 17, 2006, the offering of the PIES may adversely affect the market price for Retail Ventures common shares and DSW Class A Common Shares.

Retail Ventures is a holding company and relies on its subsidiaries to make payments on its indebtedness and meet its obligations.
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. Therefore, we rely on the cash flow of our subsidiaries to meet our obligations, including any obligation under the PIES if the offering is consummated. The ability of these subsidiaries to distribute to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the facilities governing our and our subsidiaries’ indebtedness, and future indebtedness may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
We rely on our good relationships with vendors and their factors which provide vendor financing to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our competitive position, our business and financial performance.
We do not have long-term supply agreements or exclusive arrangements with any vendors (except for greeting cards, bottled drinks and a program for supplying merchandise at the register for our Value City stores), and, therefore, our success depends on maintaining good relations with our vendors in all business segments. Since our business is fundamentally dependent on selling brand name and designer merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores, and of their factors to provide them with vendor financing. If we fail to continue to deepen and strengthen our relations with our existing vendors and their factors, or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, we may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities. Not applicable
(b) Use of Proceeds. Not Applicable
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table provides information with respect to purchases Retail Ventures made of its common shares during the first quarter of the 2006 fiscal year, if any:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under Plans or
	Purchased	Share	Programs	Programs
January 29, 2006 — February 25, 2006	None	—	—	None
February 26, 2006 — April 1, 2006	None	—	—	None
April 2, 2006 — April 29, 2006	None	—	—	None
Total	None	—	—	None
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

RETAIL VENTURES, INC. (Registrant)

Date: June 8, 2006	By:	/s/ James A. McGrady

James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement of Lease, dated April 13, 2006, between JLP- Harvard Park, LLC, an affiliate of SSC, as landlord, and Filene’s Basement, Inc. as tenant, re: Chagrin, OH Filene’s Basement store.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer