Form 10-Q/A
period 2005-07-30
RETAIL VENTURES INC
filed 2006-08-02
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 3)

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

RETAIL VENTURES, INC. FORM 10-Q/A
Amendment No. 3
INTRODUCTORY NOTE
On July 31, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that the Company’s financial statements and related disclosures for the three and six months ended July 30, 2005 be restated in response to comments from the staff of the Securities and Exchange Commission primarily related to the fair value of the warrants. This filing is made to restate the Company’s July 30, 2005 and the thirteen week period then ended condensed consolidated financial statements and related disclosures. This filing corrects errors, by eliminating the application of a block sale discount, identified in the calculation of the warrant liability and the related change in fair value of warrants recognized in the condensed consolidated financial statements. This filing also amends various disclosures including disclosures in management’s discussion and analysis and selected financial data.
As of July 30, 2005, the correction of the above-noted error increased the Warrant liability by $50.5 million, reduced (Accumulated deficit) retained earnings by $41.7 million, reduced Common shares by $8.8 million and for the three and six months ended July 30, 2005, increased by $41.7 million all of the following (i) Change in fair value of warrants (ii) Operating loss (iii) Loss before income taxes and minority interest (iv) Loss before minority interest and (v) Net loss. The basic and diluted loss per share increased to $4.03 for the three months ended July 30, 2005 and $4.49 for the six months ended July 30, 2005.
This adjustment had no effect on the previously reported balance sheet as of January 29, 2005 or the condensed consolidated financial statements for any period prior to the quarter ended July 30, 2005. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 15 to the condensed consolidated financial statements.
This amendment does not reflect events after the filing of the original report on Form 10-Q filed September 13, 2005 with the SEC, and is not intended to update other information presented except as required to reflect the effects of this restatement. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Form 10-Q/A (Amendment No. 2) filed on April 11, 2006 is amended by this Form 10-Q/A (Amendment No. 3).

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 30,	January 29,
	2005	2005

	*Restated	*Restated

ASSETS
Cash and equivalents	$61,550	$29,258
Accounts receivable, net	16,278	7,455
Receivables from related parties	848	501
Inventories	559,110	473,051
Prepaid expenses and other assets	31,982	21,112
Deferred income taxes	60,003	62,355

Total current assets	729,771	593,732

Property and equipment, net	277,091	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	41,338	43,460
Deferred income taxes and other assets	9,414	32,881

Total assets	$1,083,513	$976,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$266,994	$202,578
Accounts payable to related parties	4,480	5,428
Accrued expenses	145,036	151,547
Warrant liability ($162,177 - related party)	163,777
Current maturities of long-term obligations	619	611

Total current liabilities	580,906	360,164

Long-term obligations, net of current maturities
Non-related parties	77,317	169,134
Related parties	50,000	174,241
Deferred income taxes and other noncurrent liabilities	136,165	87,710
Minority interest	104,716
Commitments and contingencies
Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,358,847 and 34,110,707, respectively	156,589	143,477
Warrants		6,074
(Accumulated deficit) retained earnings	(15,051)	42,756
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	134,409	185,177

Total liabilities and shareholders’ equity	$1,083,513	$976,426

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

3

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	Restated*	Restated*	Restated*	Restated*

Net sales	$666,734	$631,654	$1,346,779	$1,277,954
Cost of sales	(407,362)	(372,088)	(819,015)	(758,955)

Gross profit	259,372	259,566	527,764	518,999

Selling, general and administrative expenses	(265,547)	(249,664)	(544,889)	(504,270)
Change in fair value of warrants ($137,555 - related party)	(137,583)		(137,583)
License fees and other income	3,993	1,566	5,511	3,123

Operating (loss) profit	(139,765)	11,468	(149,197)	17,852

Interest expense, net
Non-related parties	(5,372)	(3,078)	(8,449)	(5,858)
Related parties	(5,062)	(6,836)	(11,620)	(13,451)

(Loss) income before income taxes	(150,199)	1,554	(169,266)	(1,457)

(Provision) benefit for income taxes	(7,775)	(797)	(167)	265

(Loss) income before minority interest	(157,974)	757	(169,433)	(1,192)

Minority interest	723		723

Net (loss) income	$(157,251)	$757	$(168,710)	$(1,192)

Basic and diluted (loss) income per share:
Basic	$(4.03)	$0.02	$(4.49)	$(0.04)
Diluted	$(4.03)	$0.02	$(4.49)	$(0.04)

Shares used in per share calculations:
Basic	39,037	33,903	37,600	33,882
Diluted	39,037	37,094	37,600	33,882
* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

4

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				(Accumulated			Accumulated
		Common			Deficit)	Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss (as restated)*					(1,192)				(1,192)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						159			159

Balance, July 31, 2004 (as restated)*	34,084	8	$143,395	$6,074	$61,012	$(372)	$(59)	$(6,011)	$204,039

Balance, January 29, 2005 (as restated)*	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss (as restated)*					(168,710)				(168,710)
Initial public offering of subsidiary					110,681				110,681
Capital transactions of subsidiary					222				222
Exercise of stock options	5,248		23,760						23,760
Tax benefit related to stock options exercised			9,472						9,472
Amortization of deferred compensation						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value (as restated)*			(20,120)						(20,120)

Balance, July 30, 2005 (as restated)*	39,359	8	$156,589	$0	$(15,051)	$(2)	$(59)	$(7,068)	$134,409

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

5

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 30,	July 31,
	2005	2004

	Restated*	Restated*
Cash flows from operating activities:
Net loss	$(168,710)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	3,819	3,158
Depreciation and amortization	28,928	25,955
Change in fair value of warrants ($137,555 - related party)	137,583
Deferred income taxes and other noncurrent liabilities	8,029	(5,340)
Tax benefit related to stock options exercised	9,472
Loss on disposal of assets	371	14
Minority interest in consolidated subsidiary	(723)
Impairment charges		712
Other	451	159
Change in working capital, assets and liabilities:
Receivables	(9,170)	(4,951)
Inventories	(86,059)	(97,209)
Prepaid expenses and other assets	(11,284)	(13,771)
Accounts payable	63,468	48,676
Proceeds from lease incentives	4,600	5,884
Accrued expenses	(6,429)	614

Net cash used in operating activities	(25,654)	(37,291)

Cash flows from investing activities:
Capital expenditures	(23,987)	(30,800)
Proceeds from sale of assets	91	62
Tradename acquisition		(4,037)

Net cash used in investing activities	(23,896)	(34,775)

Cash flows from financing activities:
Payments of capital lease obligations	(309)	(416)
Payments on long-term debt	(125,000)
Net (decrease) increase in revolving credit facility	(91,500)	61,000
Debt issuance costs	(3,527)	(438)
Proceeds from exercise of stock options	23,760	422
Proceeds from sale of stock of subsidiary	278,418

Net cash provided by financing activities	81,842	60,568

Net increase (decrease) in cash and equivalents	32,292	(11,498)
Cash and equivalents, beginning of period	29,258	14,226

Cash and equivalents, end of period	$61,550	$2,728

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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A common shares sold at a price of $19.00 per share raising net proceeds of $285.8 million, net of the underwriters’ commission and before estimated expenses of approximately $7.4 million. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW common shares, except to the extent necessary to satisfy obligations under warrants it has granted to certain of its lenders. Retail Ventures is subject to (a) contractual obligations with its lenders to retain ownership of at least 55% by value of the common shares of DSW for so long as Retail Ventures’ senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares. In addition, Retail Ventures has agreed not to sell or otherwise dispose of any of the DSW common shares for a period of 180 days following the IPO without the prior written consent of Lehman Brothers Inc. on behalf of the underwriters of the IPO. Retail Ventures accounted for the sale of DSW as a capital transaction. A deferred tax liability of $68.7 million was recorded associated with this transaction.

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

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005 Restated*	2004	2005	2004
	(in thousands, except per share amounts)
Net (loss) income, as reported	$(157,251)	$757	$(168,710)	$(1,192)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(776)	(666)	(1,427)

Pro forma net loss	$(157,586)	$(19)	$(169,376)	$(2,619)

(Loss) income per share:
Basic and diluted as reported	$(4.03)	$0.02	$(4.49)	$(0.04)
Basic and diluted pro forma	$(4.04)	$0.00	$(4.50)	$(0.08)

* See Note 15
5.	TRADENAMES AND OTHER INTANGIBLES
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
Warrants
As a result of the previously discussed modifications made on July 5, 2005, the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the warrants have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $20.1 million between the book value of the warrants and the fair value at the time the warrants were reclassified to a liability was recorded to paid in capital. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. During the three and six months ended July 30, 2005, the Company has recorded a charge related to the change in the fair value of the warrants of $137.6 million, including $134.2 million relating to the initial recording of the Conversion Warrants. No tax benefit has been recognized in connection with this charge.
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $163.8 million at July 30, 2005. There were no derivative instruments outstanding at January 29, 2005. As the warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the warrants will not result in a cash outlay by the Company.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment statement of operations information for the three and six months ended July 30, 2005 and July 31, 2004.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 30, 2005 (Restated)

Net sales	$301,170	$276,211	$89,353	$666,734
Operating (loss) profit	(155,188)	20,689	(5,266)	(139,765)
Depreciation and amortization	7,330	4,861	2,324	14,515
Interest expense, net	4,344	5,012	1,078	10,434
(Provision) benefit for income taxes	(3,949)	(6,425)	2,599	(7,775)
Capital expenditures	2,202	9,929	1,145	13,276

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 31, 2004

Net sales	$318,554	$234,403	$78,697	$631,654
Operating (loss) profit	(2,248)	15,575	(1,859)	11,468
Depreciation and amortization	7,440	4,482	1,651	13,573
Interest expense, net	8,161	745	1,008	9,914
Benefit (provision) for income taxes	4,026	(5,968)	1,145	(797)

Capital expenditures	4,954	7,659	4,169	16,782

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 30, 2005 (Restated)

Net sales	$612,625	$558,017	$176,137	$1,346,779
Operating (loss) profit	(171,889)	35,741	(13,049)	(149,197)
Depreciation and amortization	14,672	9,580	4,676	28,928
Interest expense, net	9,596	8,533	1,940	20,069
Benefit (provision) for income taxes	4,710	(10,977)	6,100	(167)

Capital expenditures	7,133	15,508	1,346	23,987

As of July 30, 2005
Total assets	483,781	478,368	121,364	1,083,513

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
Subsequent to the issuance of the Company’s July 30, 2005 condensed consolidated financial statements on Form 10-Q, the Company determined that the previously reported deferred tax liability associated with the initial public offering of our subsidiary, as described in Note 3, should have been $68.7 million. This adjustment increased the previously reported deferred income taxes and other noncurrent liabilities and reduced the previously reported (accumulated deficit) retained earnings by $22.8 million.
Subsequent to the issuance of our consolidated financial statements in Form 10-Q/A (Amendment No. 1), the Company identified errors in accounting for its deferred income taxes. As a result, the Company has restated previously reported amounts to correct errors identified in the deferred tax accounts pertaining to: (i) differences between the income tax basis and the financial reporting basis of certain assets and liabilities and (ii) differences between the income tax basis and the financial reporting basis of long-lived assets that were not reconciled to the deferred tax balances. These adjustments caused a reduction in opening (accumulated deficit) retained earnings by $7.5 million, reduced deferred income tax assets by $6.9 million and increased accrued taxes by $0.6 million. This adjustment had no effect on the previously reported results of operations and had no effect on net cash or the income tax returns filed by the Company.
Subsequent to the issuance of our consolidated financial statements in Form 10-Q/A (Amendment No. 2), the Company’s management determined that the block sale discount included in the determination of the fair value of the warrant liability should be eliminated. As a result, the warrant liability recorded at the initial issuance of the warrants and the subsequent changes in the fair value of the warrant liability at each reporting date has been restated from the amount previously recorded to exclude the block sale discount. As of July 30, 2005, the correction of the error increased the Warrant liability by $50.5 million, reduced (Accumulated deficit) retained earnings by $41.7 million, reduced Common shares by $8.8 million and for the three and six months ended July 30, 2005 increased by $41.7 million all of the following (i) Change in fair value of warrants (ii) Operating loss (iii) Loss before income taxes and minority interest (iv) Loss before minority interest and (v) Net loss. The basic and diluted loss per share increased to $4.03 for the three months ended July 30, 2005 and $4.49 for the six months ended July 30, 2005.
The following is a summary of the effects of these changes on the Company’s July 30, 2005 and January 29, 2005 condensed consolidated balance sheets and the Company’s July 30, 2005 and July 31, 2004 condensed consolidated financial statements.

	July 30, 2005
	As Reported	Amendment 1	Amendment 2	Amendment 3	As Restated
	(in thousands)
Consolidated Balance Sheets:
Deferred income taxes	$62,007	—	$(2,004)	—	$60,003
Total current assets	731,775	—	(2,004)	—	729,771
Total assets	1,085,517	—	(2,004)	—	1,083,513
Accrued expenses	144,428	—	608	—	145,036
Warrant liability (related party — $112,178, $49,999, $162,177)	113,250	—	—	$50,527	163,777
Total current liabilities	529,771	—	608	50,527	580,906
Deferred income taxes and other noncurrent liabilities	108,396	$22,844	4,925	—	136,165
Common shares	165,381	—	—	(8,792)	156,589
Retained earnings (accumulated deficit)	57,065	(22,844)	(7,537)	(41,735)	(15,051)
Total shareholders’ equity	215,317	(22,844)	(7,537)	(50,527)	134,409
Total liabilities and shareholders’ equity	1,085,517	—	(2,004)	—	1,083,513

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 29, 2005
	As Reported	Amendment 1	Amendment 2	Amendment 3	As Restated
			(in thousands)
Consolidated Balance Sheets:		—		—
Deferred income taxes	$64,359		$(2,004)	—	$62,355
Total current assets	595,736	—	(2,004)	—	593,732
Deferred income taxes and other assets	37,806	—	(4,925)	—	32,881
Total assets	983,355	—	(6,929)	—	976,426
Accrued expenses	150,939	—	608	—	151,547
Total current liabilities	359,556	—	608	—	360,164
Retained earnings	50,293	—	(7,537)	—	42,756
Total shareholders’ equity	192,714	—	(7,537)	—	185,177
Total liabilities and shareholders’ equity	983,355	—	(6,929)	—	976,426

	Three months ended July 30, 2005
	As Reported	Amendment 1	Amendment 2	Amendment 3	As Restated
	(in thousands)
Consolidated Statements of Operations:
Change in fair value of warrants ($95,820, $41,735, $137,555 - related party)	$(95,848)	—	—	$(41,735)	$(137,583)
Operating Loss	(98,030)	—	—	(41,735)	(139,765)
Loss before income taxes	(108,464)	—	—	(41,735)	(150,199)
Loss before minority interest	(116,239)	—	—	(41,735)	(157,974)
Net loss	(115,516)	—	—	(41,735)	(157,251)
Basic and diluted loss per share	(2.96)	—	—	(1.07)	(4.03)

	Six months ended July 30, 2005
	As Reported	Amendment 1	Amendment 2	Amendment 3	As Restated
	(in thousands)
Consolidated Statements of Operations:
Change in fair value of warrants ($95,820, $41,735, $137,555 - related party)	$(95,848)	—	—	$(41,735)	$(137,583)
Operating loss	(107,462)	—	—	(41,735)	(149,197)
Loss before income taxes	(127,531)	—	—	(41,735)	(169,266)
Loss before minority interest	(127,698)	—	—	(41,735)	(169,433)
Net loss	(126,975)	—	—	(41,735)	(168,710)
Basic and diluted loss per share	(3.38)	—	—	(1.11)	(4.49)
Consolidated Statements of Cash Flows:
Net loss	$(126,975)	—	—	$(41,735)	$(168,710)
Change in fair value of warrants ($137,555 - related party)	95,848	—	—	41,735	137,583

	Three months ended July 31, 2004
	As Reported	Adjustments	As Restated
		(in thousands)
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(249,261)	$(403)	$(249,664)
Operating profit (loss)	11,871	(403)	11,468
Income before income taxes	1,957	(403)	1,554
Net income	1,160	(403)	757
Basic and diluted income per share	0.03	(0.01)	0.02

	Six months ended July 31, 2004
	As Reported	Adjustments	As Restated
		(in thousands)
Consolidated Statements of Operations:
Selling, general and administrative expenses	$(503,465)	$(805)	$(504,270)
Operating profit (loss)	18,657	(805)	17,852
Loss before income taxes	(652)	(805)	(1,457)
Net loss	(387)	(805)	(1,192)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)
Consolidated Statements of Cash Flows:
Net loss	$(387)	$(805)	$(1,192)
Depreciation and amortization	25,619	336	25,955
Deferred income taxes and other noncurrent liabilities	(5,327)	(13)	(5,340)
Proceeds from lease incentives	5,716	168	5,884
Accrued expenses	300	314	614
Net cash used in operating activities	(43,007)	5,716	(37,291)
Net cash used in investing activities	(29,059)	(5,716)	(34,775)
16.	COMMITMENTS AND CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q/A (this “Report” or “Form 10-Q”) and except as the context otherwise may require, “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. (“Retail Ventures”), and its wholly owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), DSW Inc. (“DSW”), a controlled subsidiary, and its wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
As discussed in Note 15 to the condensed consolidated financial statements, the Company’s July 30, 2005 and July 31, 2004 condensed consolidated financial statements have been restated. This discussion and analysis gives effect to the restatement.
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
•	Change in fair value of warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and six months ended July 30, 2005 and July 31, 2004, the Company did not have any derivatives designated as hedges. During the three and six months ended July 30, 2005, the Company has recorded a charge related to the change in the fair value of the warrants of $137.6 million, including $134.2 million relating to the initial recording of the Conversion Warrants. There were no changes in fair value recorded during the three or six months ended July 31, 2004 as the Company did not have any derivatives outstanding during that time period.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based

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

	Three months ended		Six months ended
	July 30,	July 31,	July 30,	July 31,
	2005 Restated	2004	2005 Restated	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(61.1)	(58.9)	(60.8)	(59.4)

Gross profit	38.9	41.1	39.2	40.6
Selling, general and administrative expenses	(39.8)	(39.5)	(40.5)	(39.5)
Change in fair value of warrants	(20.6)		(10.2)
License fees and other income	0.6	0.2	0.4	0.3

Operating (loss) profit	(20.9)	1.8	(11.1)	1.4

Interest expense, net	(1.6)	(1.6)	(1.5)	(1.5)

(Loss) income before income taxes	(22.5)	0.2	(12.6)	(0.1)
(Provision) benefit for income taxes	(1.1)	(0.1)	0.0	0.0

(Loss) income before minority interest	(23.6)	0.1	(12.6)	(0.1)
Minority interest	0.0	0.0	0.1	0.0

Net (loss) income	(23.6)%	0.1%	(12.5)%	(0.1)%

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
Change in Fair Value of Warrants. During the three months ended July 30, 2005, the Company recorded a non-cash charge of $134.2 million for the initial recording of the fair value of the Convertible Warrant liability. Additional non-cash charges of $3.4 million were also recorded during the three months ended July 30, 2005, representing the changes in fair value of the Convertible Warrants and Term Loan Warrants from the time the warrants were originally classified as derivatives through the end of the quarter. There were no derivative instruments outstanding for the three months ended July 31, 2004.
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
Operating (Loss) Profit. Operating loss for the quarter ended July 30, 2005 was $139.8 million compared to an operating profit of $11.5 million for the quarter ended July 31, 2004, a decrease of $151.3 million. Operating (loss) profit as a percentage of sales was a loss of 20.9% and a profit of 1.8% for July 30, 2005 and July 31, 2004, respectively.

Operating (loss) profit as a percent of sales by segment in the second quarter was:

	Three months ended
	July 30, 2005	July 31, 2004

Value City	(51.5)%	(0.7)%
DSW	7.5%	6.6%
Filene’s Basement	(5.9)%	(2.4)%

Total	(20.9)%	1.8%

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
Income Taxes. The three months ended July 30, 2005 reflects a tax expense of $7.8 million or a negative 5.2% effective tax rate as compared to 51.3% for the three months ended July 31, 2004. The tax rate of 5.2% reflects the negative impact of the non-deductible warrant amortization and the change in fair value on the mark to market accounting for the Term Loan Warrants and the Convertible Warrants included for book income but not tax and the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio.
Minority Interest. For the second quarter of fiscal 2005, net loss decreased by $0.7 million to reflect that portion of the loss DSW minority shareholders had recognized for the DSW segment loss was from the period subsequent to the IPO.
Net (loss) income. For the second quarter of fiscal 2005, net loss was a decrease of $158.0 million from the second quarter net income of fiscal 2004 and represents (23.6)% versus 0.1% of net sales, respectively. The net loss for the second quarter of fiscal 2005 was primarily attributable to the $137.6 million non-cash change in fair value on warrants recorded during the second quarter of 2005.
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

Change in Fair Value of Warrants. During the six months ended July 30, 2005, the Company recorded a non-cash charge of $134.2 million for the initial recording of the fair value of the Conversion Warrant liability. Additional non-cash charges of $3.4 million were also recorded during the six months ended July 30, 2005, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants from the time the warrants were originally classified as derivatives through the end of the quarter. There were no derivative instruments outstanding during the six months ended July 31, 2004.
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
Operating (Loss) Profit. Operating loss for the six months ended July 30, 2005 was $149.2 million compared to an operating profit of $17.9 million for the six months ended July 31, 2004, a decrease of $167.1 million.
Operating (loss) profit as a percent of sales by segment, for the six months ended July 30, 2005 and July 31, 2004, was:

	Six months ended
	July 30, 2005	July 31, 2004

Value City	(28.1)%	(0.9)%
DSW	6.4%	6.3%
Filene’s Basement	(7.4)%	(3.7)%

Total	(11.1)%	1.4%

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
Net Loss. For the six-month period ended July 30, 2005, net loss increased $167.5 million over the six-month period ended July 31, 2004 and represents (12.5)% versus (0.1)% of net sales, respectively. The net loss for the six-month period ended July 30, 2005, was primarily attributable to the $137.6 million non-cash change in fair value on warrants recorded during the second quarter of 2005.

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
Net working capital was $148.9 million and $233.6 million at July 30, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at July 30, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. Current ratios at July 30, 2005 and January 29, 2005 were 1.3 and 1.6, respectively.
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
The Company issued 2,954,792 Term Loan Warrants to purchase shares of our common stock, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. We have granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan

Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10% and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
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
$75 Million Senior Subordinated Convertible Loan – Related Parties
In June 2002, we amended and restated our $75 million Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be payment-in-kind (“PIK”) during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. PIK interest accrued with respect to the Convertible Loan was added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and is secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans.

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
Other Debt Items — DSW IPO, DSW Revolving Credit Facility, and Intercompany Debt.
On July 5, 2005, DSW completed its initial public offering (“IPO”) and sold to the public 16,171,875 Class A common shares. Following the IPO, Retail Ventures owns approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares.
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
Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates. During the three and six months ended July 30, 2005, the Company recorded a charge related to mark to market adjustments to the Term Loan Warrants and the Conversion Warrants of $137.6 million, including $134.2 million for the initial recording of the fair value of the Conversion Warrants. There were no mark to market adjustments recorded during the three or six months ended July 31, 2004 as the Company did not have any derivatives outstanding during that time period.
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
As of July 30. 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2005 due to a material weakness in our internal control over financial reporting. This material weakness related to inadequacies in the controls over the recording of minority interest, (accumulated deficit) retained earnings and deferred income taxes in the furnished Condensed Consolidated Balance Sheet as described below.
During the financial closing and reporting process for the second and third quarters of Fiscal 2005, accounting errors were identified that resulted in adjustments to the Condensed Consolidated Balance Sheet furnished under Item 2.02 “Results of Operations and Financial Condition” on Form 8-K as of September 7, 2005, that announced the Company’s second quarter fiscal 2005 results and in the Company’s Form 10-Q for the quarter ended July 30, 2005 as filed with the SEC on September 13, 2005. Specifically, the Company erroneously calculated and reported minority interest, (accumulated deficit) retained earnings and deferred income taxes in the Condensed Consolidated Balance Sheet.
Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that these inadequacies in our controls as described in this paragraph constituted a material weakness as of July 30, 2005.
The Company has put into place controls and implemented policies to ensure the accuracy of calculations with respect to the accounting for minority interest, (accumulated deficit) retained earnings and deferred income taxes that support the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis. Subsequent to the second quarter, we implemented additional changes in our internal control related to the aforementioned material weakness identified relating to the inadequacy in the controls over the recording of deferred income taxes, as discussed above.
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
On July 31, 2006, our management and audit committee determined to restate our financial statements for the quarter ended July 30, 2005. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-Q/A and in Note 15 entitled, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements. Management concluded that the decision to restate its financial statements was due to a change in judgment regarding certain assumptions used in determining the value assigned to the warrant liability and that the Company’s internal control system originally operated such that management’s original estimate of the warrant liability had a reasonable basis.
In connection with this filing on Form 10-Q/A (Amendment No. 3) for the period ended July 30, 2005 the Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (July 30, 2005). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 30, 2005 because of the material weakness in controls over the recording of minority interest, retained earnings and deferred income taxes.
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

RETAIL VENTURES, INC. (Registrant)

Date: August 1, 2006	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 13, 2005.)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99*	Safe Harbor Under the Private Securities Litigation Reform Act of 1995 (previously filed as Exhibit 99 to the Company’s Quarterly Report on Form 10-Q/A filed December 8, 2005.)
* Previously filed