Form 10-Q/A
period 2005-10-29
RETAIL VENTURES INC
filed 2006-08-02
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
Amendment No. 2
INTRODUCTORY NOTE
On July 31, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that the Company’s financial statements and related disclosures for the three and nine months ended October 29, 2005 be restated in response to comments from the staff of the Securities and Exchange Commission primarily related to the fair value of the warrants.
This filing is made to restate the Company’s October 29, 2005 and the thirteen week period then ended condensed consolidated financial statements and related disclosures. This filing corrects errors, by eliminating the application of a block sale discount, identified in the calculation of the warrant liability and the related change in fair value of warrants recognized in the condensed consolidated financial statements. This filing also amends various disclosures including disclosures in management’s discussion and analysis and selected financial data.
As of October 29, 2005 the correction of the above-noted error increased the Warrant liability by $48.3 million, reduced Retained earnings by $39.5 million, and reduced Common shares by $8.8 million. The correction of the error for the three months ended October 29, 2005 increased by $2.2 million all of the following (i) Change in fair value of warrants (ii) Operating profit (iii) Income before income taxes (iv) Income before minority interest and (v) Net income. The correction of the error for the nine months ended October 29, 2005 increased by $39.5 million all of the following (i) Change in fair value of warrants (ii) Operating loss (iii) Loss before income taxes (iv) Loss before minority interest and (v) Net loss. The basic and diluted earnings per share increased to $1.43 and $0.92, respectively for the three months ended October 29, 2005 and basic and diluted loss per share increased to $2.94 for the nine months ended October 29, 2005.
This adjustment had no effect on the previously reported balance sheet as of January 29, 2005 or the condensed consolidated financial statements for any period prior to the quarter ended July 30, 2005 which has also been amended separately. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 15 to the condensed consolidated financial statements.
This amendment does not reflect events after the filing of the original report on Form 10-Q filed December 8, 2005 with the SEC, and is not intended to update other information presented except as required to reflect the effects of this restatement. Except for Items 1, 2 and 4 of Part I and Item 6 of Part II, no other information included in the Form 10-Q/A (Amendment No. 1) filed on April 11, 2006 is amended by this Form 10-Q/A (Amendment No. 2).

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 29,	January 29,
	2005	2005

	Restated*	Restated*
ASSETS
Cash and equivalents	$78,778	$29,258
Accounts receivable, net	47,826	7,455
Receivables from related parties	527	501
Inventories	617,903	473,051
Prepaid expenses and other assets	28,830	21,112
Deferred income taxes	56,284	62,355

Total current assets	830,148	593,732

Property and equipment, net	276,841	280,454
Goodwill	25,899	25,899
Tradenames and other intangibles, net	40,278	43,460
Deferred income taxes and other assets	8,887	32,881

Total assets	$1,182,053	$976,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$268,152	$202,578
Accounts payable to related parties	4,529	5,428
Accrued expenses	187,461	151,547
Warrant liability ($95,769 — related party)	96,780
Current maturities of long-term obligations	634	611

Total current liabilities	557,556	360,164

Long-term obligations, net of current maturities
Non-related parties	148,652	169,134
Related parties	50,000	174,241
Deferred income taxes and other noncurrent liabilities	131,416	87,710
Minority interest	108,626

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, 39,536,927 and 34,110,707, respectively	158,008	143,477
Warrants		6,074
Retained earnings	34,924	42,756
Deferred compensation expense, net	(2)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(7,068)	(7,068)

Total shareholders’ equity	185,803	185,177

Total liabilities and shareholders’ equity	$1,182,053	$976,426

* See note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	Restated*	Restated*	Restated*	Restated*
Net sales	$746,101	$699,738	$2,092,880	$1,977,692
Cost of sales	(462,397)	(419,776)	(1,281,412)	(1,178,731)

Gross profit	283,704	279,962	811,468	798,961

Selling, general and administrative expenses	(290,439)	(273,962)	(835,328)	(778,232)
Change in fair value of warrants ($66,407 and $(71,147) — related party, respectively)	66,997		(70,586)
License fees and other income	1,593	1,950	7,104	5,073

Operating profit (loss)	61,855	7,950	(87,342)	25,802

Interest expense, net
Non-related parties	(1,981)	(3,123)	(10,430)	(8,981)
Related parties	(1,264)	(6,815)	(12,884)	(20,266)

Income (loss) before income taxes	58,610	(1,988)	(110,656)	(3,445)

Benefit for income taxes	1,812	646	1,645	911

Income (loss) before minority interest	60,422	(1,342)	(109,011)	(2,534)

Minority interest	(4,022)		(3,299)

Net income (loss)	$56,400	$(1,342)	$(112,310)	$(2,534)

Basic and diluted income (loss) per share:
Basic	$1.43	$(0.04)	$(2.94)	$(0.07)
Diluted	$0.92	$(0.04)	$(2.94)	$(0.07)

Shares used in per share calculations:
Basic	39,479	33,978	38,227	33,914
Diluted	61,514	33,978	38,227	33,914
* See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common				Deferred		Other
	Common	Shares	Common		Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Earnings	Expense	Shares	Loss	Total

Balance, January 31, 2004 (as restated)*	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss(as restated)*					(2,534)				(2,534)
Exercise of stock options	109		422						422
Forfeiture of restricted shares	(16)		(104)			104
Amortization of deferred compensation expense						231			231

Balance, October 30, 2004 (as restated)*	34,084	8	$143,395	$6,074	$59,670	$(300)	$(59)	$(6,011)	$202,769

Balance, January 29, 2005 (as restated)*	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss (as restated)*					(112,310)				(112,310)
Initial public offering of subsidiary					104,474				104,474
Capital transactions of subsidiary					4				4
Exercise of stock options	5,426		24,493						24,493
Tax benefit related to stock options exercised			10,158						10,158
Amortization of deferred compensation expense						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value (as restated)*			(20,120)						(20,120)

Balance, October 29, 2005 (as restated)*	39,537	8	$158,008	$0	$34,924	$(2)	$(59)	$(7,068)	$185,803

*See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 29,	October 30,
	2005	2004
	Restated*	Restated*
Cash flows from operating activities:
Net loss	$(112,310)	$(2,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	4,116	4,269
Depreciation and amortization	42,998	40,011
Change in fair value of warrants ($71,147 — related party)	70,586
Deferred income taxes and other noncurrent liabilities	(3,579)	(10,567)
Tax benefit related to stock options exercised	10,158
Loss on disposal of assets	560	25
Minority interest in consolidated subsidiary	3,299
Impairment charges		712
Other	603	231
Change in working capital, assets and liabilities:
Receivables	(40,397)	(4,222)
Inventories	(144,852)	(164,494)
Prepaid expenses and other assets	(7,903)	(14,305)
Accounts payable	61,145	128,283
Proceeds from lease incentives	8,972	10,396
Accrued expenses	35,983	16,956

Net cash (used in) provided by operating activities	(70,621)	4,761

Cash flows from investing activities:
Capital expenditures	(33,400)	(56,754)
Proceeds from sale of assets	98	111
Tradename acquisition		(4,056)

Net cash used in investing activities	(33,302)	(60,699)

Cash flows from financing activities:
Payments of capital lease obligations	(459)	(606)
Payments on long-term debt	(125,000)
Net (decrease) increase in revolving credit facility	(20,000)	60,000
Debt issuance costs	(3,527)	(438)
Proceeds from exercise of stock options	24,493	422
Proceeds from sale of stock of subsidiary	277,936

Net cash provided by financing activities	153,443	59,378

Net increase in cash and equivalents	49,520	3,440
Cash and equivalents, beginning of period	29,258	14,226

Cash and equivalents, end of period	$78,778	$17,666

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Retail Ventures’ 2004 Annual Report on Form 10-K for the fiscal year ended January 29, 2005, as amended and filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2006 (the “2004 Annual Report”). This Form 10-Q reflects all changes incorporated into the Retail Ventures Amendment No. 3 to Form 10-Q/A for the quarter ended July 30, 2005.

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

	Three months ended		Nine months ended
	October 29,	October 30,	October 29,	October 30,
	2005 Restated *	2004	2005 Restated *	2004
	(in thousands, except per share amounts)
Net income (loss), as reported	$56,400	$(1,342)	$(112,310)	$(2,534)
Add: Stock-based employee compensation (benefit) expense included in reported net income, net of tax	(861)	94	3,197	448
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	554	(562)	(3,775)	(2,343)

Pro forma net income (loss)	$56,093	$(1,810)	$(112,888)	$(4,429)

Income (loss) per share:
Basic as reported	$1.43	$(0.04)	$(2.94)	$(0.07)
Diluted as reported	$0.92	$(0.04)	$(2.94)	$(0.07)
Basic pro forma	$1.42	$(0.05)	$(2.95)	$(0.13)
Diluted pro forma	$0.91	$(0.05)	$(2.95)	$(0.13)
* See Note 15
5.	TRADENAMES AND OTHER INTANGIBLES

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

Warrants

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result of the previously discussed credit facilities’ modifications made on July 5, 2005, the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $20.1 million, between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability, was recorded to paid in capital. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a gain of $67.0 million in the three-month period ended October 29, 2005 and a charge of $70.6 million for the nine months then ended. The initial recording of the Conversion Warrants was $134.2 million. No tax benefit has been recognized in connection with this charge.

These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $96.8 million at October 29, 2005. There were no derivative instruments outstanding at January 29, 2005. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

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

The tax rate of 1.5% for the nine months ended October 29, 2005, reflects: (a) the negative impact of the non-deductible warrant amortization included for book income but not for tax income, (b) the increase of $5.5 million in the valuation allowance and (c) the write-off of $5.2 million of deferred tax assets no longer deductible as a result of tax regulation changes enacted by the State of Ohio legislature related to the new Commercial Activity Tax in Ohio. The negative impacts discussed above were offset by the $10.2 million tax effect of stock

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
option exercises that occurred during the nine months ended October 29, 2005 and that are deductible for tax income but not for book income.

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

The tables below present segment statement of operations information.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended October 29, 2005 (Restated)
Net sales	$341,687	$302,240	$102,174	$746,101
Operating profit	43,070	17,728	1,057	61,855
Depreciation and amortization	7,176	4,649	2,245	14,070
Interest expense (income), net	2,615	(149)	779	3,245
Benefit (provision) for income taxes	8,906	(6,965)	(129)	1,812

Capital expenditures	6,006	5,740	1,197	12,943

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended October 30, 2004
Net sales	$347,154	$262,444	$90,140	$699,738
Operating (loss) profit	(6,853)	16,789	(1,986)	7,950
Depreciation and amortization	7,445	4,823	1,788	14,056
Interest expense, net	7,931	989	1,018	9,938
Benefit (provision) for income taxes	5,899	(6,371)	1,118	646

Capital expenditures	8,819	6,585	8,723	24,127

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 29, 2005 (Restated)
Net sales	$954,312	$860,257	$278,311	$2,092,880
Operating (loss) profit	(128,819)	53,469	(11,992)	(87,342)
Depreciation and amortization	21,848	14,229	6,921	42,998
Interest expense, net	12,211	8,384	2,719	23,314
Benefit (provision) for income taxes	13,616	(17,942)	5,971	1,645

Capital expenditures	13,139	21,248	2,543	36,930

As of October 29, 2005
Total assets	552,392	481,788	147,873	1,182,053

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Nine months ended October 30, 2004
Net sales	$1,005,763	$729,406	$242,523	$1,977,692
Operating (loss) profit	(12,640)	46,123	(7,681)	25,802
Depreciation and amortization	21,341	13,663	5,007	40,011
Interest expense, net	23,851	2,460	2,936	29,247
Benefit (provision) for income taxes	14,459	(17,584)	4,036	911

Capital expenditures	17,887	19,802	17,238	54,927

As of January 29, 2005
Total assets	462,838	395,437	118,151	976,426

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	RESTATEMENT OF FINANCIAL STATEMENTS
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
Subsequent to the issuance of our consolidated financial statements in Form 10-Q/A (Amendment No. 1), the Company’s management determined that the block sale discount included in the determination of the fair value of the warrant liability should be eliminated. As a result, the warrant liability recorded at the initial issuance of the warrants and the subsequent changes in the fair value of the warrant liability at each reporting date has been restated from the amount previously recorded to exclude the block sale discount. As of October 29, 2005 the correction of the error increased the Warrant liability by $48.3 million, reduced Retained earnings by $39.5 million and reduced Common shares by $8.8 million. The correction of the error for the three months ended October 29, 2005 increased by $2.2 million all of the following (i) Change in fair value of warrants (ii) Operating profit (iii) Income before income taxes (iv) Income before minority interest and (v) Net income. The correction of the error for the nine months ended October 29, 2005 increased by $39.5 million all of the following (i) Change in fair value of warrants (ii) Operating loss (iii) Loss before income taxes (iv) Loss before minority interest and (v) Net loss. The basic and diluted earnings per share increased to $1.43 and $0.92, respectively for the three months ended October 29, 2005 and basic and diluted loss per share increased to $2.94 for the nine months ended October 29, 2005.
The following is a summary of the effects of these changes on the Company’s condensed consolidated financial statements for the periods indicated.

	October 29, 2005
	As Reported	Amendment No. 1	Amendment No. 2	As Restated
	(in thousands)
Consolidated Balance Sheets:
Deferred income taxes	$58,288	$(2,004)	—	$56,284
Total current assets	832,152	(2,004)	—	830,148
Total assets	1,184,057	(2,004)	—	1,182,053
Accrued expenses	186,853	608	—	187,461
Warrant liability ($47,948, $47,821, $95,769-related party)	48,472	—	$48,308	96,780
Total current liabilities	508,640	608	48,308	557,556
Deferred income taxes and other noncurrent liabilities	126,491	4,925	—	131,416
Common shares	166,800	—	(8,792)	158,008
Retained earnings	81,977	(7,537)	(39,516)	34,924
Total shareholders’ equity	241,648	(7,537)	(48,308)	185,803
Total liabilities and shareholders’ equity	1,184,057	(2,004)	—	1,182,053

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	January 29, 2005
	As Reported	Amendment No. 1	Amendment No. 2	As restated
	(in thousands)
Consolidated Balance Sheets:
Deferred income taxes	$64,359	$(2,004)	—	$62,355
Total current assets	595,736	(2,004)	—	593,732
Deferred income taxes and other assets	37,806	(4,925)	—	32,881
Total assets	983,355	(6,929)	—	976,426
Accrued expenses	150,939	608	—	151,547
Total current liabilities	359,556	608	—	360,164
Retained earnings	50,293	(7,537)	—	42,756
Total shareholders’ equity	192,714	(7,537)	—	185,177
Total liabilities and shareholders’ equity	983,355	(6,929)	—	976,426

	Three months ended October 29, 2005
	As Reported	Amendment No. 1	Amendment No. 2	As Restated
	(in thousands)
Consolidated Statements of Operations:
Change in fair value of warrants ($64,193, $2,214, $66,407 - related party)	$64,778	—	$2,219	$66,997
Operating profit	59,636	—	2,219	61,855
Income before income taxes	56,391	—	2,219	58,610
Income before minority interest	58,203	—	2,219	60,422
Net income	54,181	—	2,219	56,400
Basic and diluted income per share:
Basic	1.37	—	0.06	1.43
Diluted	0.88	—	0.04	0.92

	Nine Months ended October 29, 2005
	As reported	Amendment No. 1	Amendment No. 2	As Restated
	(in thousands)
Consolidated Statements of Operations:
Change in fair value of warrants ($(31,590), $(39,557), $(71,147) - related party)	$(31,070)	—	$(39,516)	$(70,586)
Operating loss	(47,826)	—	(39,516)	(87,342)
Loss before income taxes	(71,140)	—	(39,516)	(110,656)
Loss before minority interest	(69,495)	—	(39,516)	(109,011)
Net loss	(72,794)	—	(39,516)	(112,310)
Basic and diluted loss per share:
Basic	(1.90)	—	(1.04)	(2.94)
Diluted	(1.90)	—	(1.04)	(2.94)
Consolidated Statements of Cash Flows:
Net loss	$(72,794)	—	$(39,516)	$(112,310)
Change in fair value of warrants ($31,590, $39,557, $71,147 - related party)	31,070	—	39,516	70,586
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
As discussed in Note 15 to the condensed consolidated financial statements, the Company’s October 29, 2005 and October 30, 2004 condensed consolidated financial statements have been restated. This discussion and analysis gives effect to the restatement.
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

•	Change in fair value of Warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and nine months ended October 29, 2005 and October 30, 2004, the Company did not have any derivatives designated as hedges. During the three months ended October 29, 2005, the Company recorded income related to a change in the fair value of the Warrants of $67.0 million. During the nine months ended October 29, 2005, the Company recorded a charge related to the change in the fair value of the Warrants of $70.6 million, including a $134.2

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

	Three months ended		Nine months ended
	October, 29	October 30,	October 29,	October 30,
	2005 Restated	2004	2005 Restated	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(62.0)	(60.0)	(61.2)	(59.6)

Gross profit	38.0	40.0	38.8	40.4
Selling, general and administrative expenses	(38.9)	(39.2)	(39.9)	(39.4)
Change in fair value of warrants	9.0		(3.4)
License fees and other income	0.2	0.3	0.3	0.3

Operating profit (loss)	8.3	1.1	(4.2)	1.3
Interest expense, net	(0.4)	(1.4)	(1.1)	(1.5)

	Three months ended		Nine months ended
	October, 29	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Income (loss) before income taxes	7.9	(0.3)	(5.3)	(0.2)
Benefit for income taxes	0.2	0.1	0.1	0.1

Income (loss) before minority interest	8.1	(0.2)	(5.2)	(0.1)
Minority interest	(0.5)		(0.2)

Net Income (loss)	7.6%	(0.2)%	(5.4)%	(0.1)%

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
Change in Fair Value of Warrants. During the three months ended October 29, 2005, the Company recorded non-cash income of $67.0 million representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for the three months ended October 30, 2004.
License Fees and Other Income. License fees and other income were $1.6 million and $2.0 million for the three months ended October 29, 2005 and October 30, 2004, respectively. License fees and other income are comprised of fees from licensees, layaway fees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). Operating profit for the quarter ended October 29, 2005 was $61.9 million compared to an operating profit of $8.0 million for the quarter ended October 30, 2004, an increase of $53.9 million. Operating profit as a percentage of sales was 8.3% and 1.1% for October 29, 2005 and October 30, 2004, respectively.
Operating profit (loss) as a percent of sales by segment in the third quarter was:

	Three months ended
	October 29, 2005	October 30, 2004

Value City	12.6%	(2.1)%
DSW	5.9%	6.6%
Filene’s Basement	1.0%	(2.2)%

Total	8.3%	1.1%

Interest Expense, Net. Net interest expense for the quarter ended October 29, 2005 decreased $6.7 million to $3.2 million. The decrease is due primarily to a decrease of $253.1 million in average borrowings during the three months ended October 29, 2005, compared to the three months ended October 30, 2004, and a decrease of 0.6% in our weighted average borrowing rate.
Income Taxes. The three months ended October 29, 2005 reflects a tax benefit of $1.8 million or a negative 3.1% effective tax rate as compared to 32.5% for the three months ended October 30, 2004. The tax rate of 3.1% reflects the negative impact of the change in fair value on the mark to market accounting for the Warrants included for book income but not for tax income.
Minority Interest. For the third quarter of fiscal 2005, net income was decreased by $4.0 million to reflect that portion of the income DSW minority shareholders had recognized on the equity method of accounting.
Net Income (Loss). For the third quarter of fiscal 2005, net income increased $57.7 million compared to the third quarter net loss of fiscal 2004 and represents 7.6% versus (0.2)% of net sales, respectively. The net income for the third quarter of fiscal 2005 was primarily attributable to the $67.0 million non-cash change in fair value of the Warrants recorded during the third quarter of 2005.

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
Change in Fair Value of Warrants. During the nine months ended October 29, 2005, the Company recorded a charge of $70.6 million for the initial recording and subsequent change in the fair value of the warrant liability. There were no derivative instruments outstanding during the nine months ended October 30, 2004.
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
Operating (Loss) Profit. The operating loss for the nine months ended October 29, 2005 was $87.3 million compared to an operating profit of $25.8 million for the nine months ended October 30, 2004, a decrease of $113.1 million.
Operating (loss) profit as a percent of sales by segment, for the nine months ended October 29, 2005 and October 30, 2004, was:

	Nine months ended
	October 29, 2005	October 30, 2004

Value City	(13.5)%	(1.3)%
DSW	6.2%	6.4%
Filene’s Basement	(4.3)%	(3.2)%

Total	(4.2)%	1.3%

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
Income Taxes. The effective tax rate for the nine months ended October 29, 2005 was 1.5% compared to 26.4% for the nine months ended October 30, 2004. The 2005 tax rate reflects the negative impact of the non-deductible Warrant amortization, the change in fair value on the mark to market accounting for the Term Loan Warrants and the Conversion Warrants included for book income but not for tax income, the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio and the increase in the valuation allowance of $5.5 million during the nine months ended October 29, 2005.
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
Net Income. For the nine-month period ended October 29, 2005, net loss increased $109.8 million over the nine-month period ended October 30, 2004 and represents 5.4% versus 0.1% of net sales, respectively. The net loss for the nine-month period ended October 29, 2005, was primarily attributable to the $70.6 million non-cash charge related to the initial recording and subsequent change in fair value of the Warrants.
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
Net working capital was $272.6 million and $233.6 million at October 29, 2005 and January 29, 2005, respectively. The increase in net working capital is primarily due to the increased inventory levels and cash at October 29, 2005 resulting from the seasonality of the Company’s business and the DSW IPO. The current ratio at October 29, 2005 and January 29, 2005 was 1.5 and 1.6, respectively.
Net cash used in operations was $70.6 million for the nine months ended October 29, 2005 as compared to $4.8 million provided by operations for the nine months ended October 30, 2004. The increase in cash used for operations is primarily due to the net loss in the nine months ended October 29, 2005 of $112.3 million compared to $2.5 million for the comparable period of the prior year. The increase in the net loss was partially offset by the noncash charge of $70.6 million for the initial recording of and subsequent change in fair value of the Warrants in the nine months ended October 29, 2005.
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
$75 Million Senior Subordinated Convertible Loan — Related Parties
In June 2002, we amended and restated our $75 million Convertible Loan dated March 15, 2000. As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be payment-in-kind (“PIK”) until maturity. PIK interest accrued with respect to the Convertible Loan was added to the outstanding principal balance, on a quarterly basis, and is payable in cash upon the maturity of the debt. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans.
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
Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates. During the three and nine months ended October 29, 2005, the Company recorded mark to market adjustments to the Term Loan Warrants and the Conversion Warrants of income of $67.0 million and a charge of $70.6 million, including $134.2 million for the initial recording of the fair value of the Conversion Warrants, respectively. There were no mark to market adjustments recorded during the three or nine months ended October 30, 2004, as the Company did not have any derivatives outstanding during that time period.
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
On July 31, 2006, our management and audit committee determined to restate our financial statements for the quarter ended October 29, 2005. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-Q/A and in Note 15 entitled, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements. Management concluded that the decision to restate its financial statements was due to a change in judgment regarding certain assumptions used in determining the value assigned to the warrant liability and that the Company’s internal control system originally operated such that management’s original estimate of the warrant liability had a reasonable basis.
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (October 29, 2005). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 29, 2005.

No other change was made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended October 29, 2005.
The errors in deferred tax accounts were identified as a result of additional controls and procedures put into place during the fourth quarter of fiscal 2005 to remediate the material weakness related to deferred tax balances and as a result of this remediation effort, in the Company’s best judgment, it has eliminated the aforementioned material weakness as of April 11, 2006, which was the date of the filing of the Company’s Amendment No. 1 on Form 10-Q/A for the quarter ended October 29, 2005 with the SEC.
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