Form 10-K/A
period 2006-01-28
RETAIL VENTURES INC
filed 2006-08-02
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Retail Ventures, Inc. Form 10-K/A
Amendment No. 1
INTRODUCTORY NOTE
     On July 31, 2006, the Audit Committee of the Board of Directors approved management‘s recommendation that the Company‘s financial statements and related disclosures for the fiscal year ended January 28, 2006 be restated in response to comments from the staff of the Securities and Exchange Commission primarily related to the fair value of the warrants. This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 28, 2006, which was originally filed with the Securities and Exchange Commission on April 13, 2006 (“Original Report”), and amends and restates Part II Items 6, 7 and 8 and Part IV Item 15. This Amendment is made to restate the Company’s consolidated financial statements and related disclosures as of January 28, 2006. This filing corrects errors, by eliminating the application of a block sale discount, identified in the calculation of the warrant liability and the related change in fair value of warrants recognized in the consolidated financial statements. This filing also amends various disclosures including disclosures in critical accounting policies, management’s discussion and analysis and selected financial data.
     As of January 28, 2006, the correction of the above-noted errors increased the Warrant liability by $78.7 million, reduced (Accumulated deficit) Retained earnings by $69.9 million, reduced Common shares by $8.8 million and for the year ended January 28, 2006 increased by $69.9 million all of the following (i) Change in the fair value of warrants (ii) Operating loss (iii) Loss before income taxes and minority interest (iv) Loss before minority interest and (v) Net loss. The basic and diluted loss per share increased to $4.75. This adjustment had no effect on the previously reported net loss in the years ended January 29, 2005 and January 31, 2004. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 2 to the consolidated financial statements.
     Except for as described above and except for those additional exhibits marked as “filed herewith” on the Index to Exhibits, no other information in the Form 10-K/A has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

PART I
As used in this Annual Report on Form 10-K/A (“Annual Report on Form 10-K” or “Form 10-K”) and except as the context otherwise may require, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company.”
We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, trade names and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or trade names is not intended to, and does not, imply a relationship with the trademark or trade dress owner.
Restatement
This filing is made to restate the Company’s consolidated financial statements and related disclosures as of January 28, 2006 and for the year then ended, and amends and restates Part II Items 6, 7 and 8. This filing corrects errors, by eliminating the application of a block sale discount, identified in the calculation of the warrant liability and the related change in fair value of warrants recognized in the consolidated financial statements. This filing also amends various disclosures including disclosures in critical accounting policies, management’s discussion and analysis and selected financial data.
The correction of the above-noted errors increased the warrant liability by $78.7 million, reduced retained earnings by $69.9 million, reduced common shares by $8.8 million and increased by $69.9 million all of the following (i) Change in the fair value of warrants (ii) Operating loss (iii) Loss before income taxes and minority interest (iv) Loss before minority interest and (v) Net loss. The basic and diluted loss per share increased to $4.75. This adjustment had no effect on the previously reported net loss in the years ended January 29, 2005 and January 31, 2004. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 2 to the consolidated financial statements.
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded. As of January 28, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus and Millennium, although it continues to evaluate financing options in light of market conditions and other factors. Retail Ventures is subject to (a) contractual obligations with the lenders under its senior loan facility to retain ownership of at least 55% by value of the common shares of DSW for so long as the senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.
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
See Note 13 of Notes to Consolidated Financial Statements beginning on page F-34 of this Annual Report for detailed financial information regarding our three operating segments.
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

	For the Fiscal Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
	Restated
		(dollars in thousands, except per share amounts and net sales per selling square feet)
Net sales	$2,913,371	$2,739,631	$2,594,206	$2,450,719	$2,283,878
Operating (loss) profit	$(136,991)	$6,685	$31,658	$36,706	$(15,430)
Loss before cumulative effect of accounting change	$(183,418)	$(19,448)	$(5,219)	$(2,357)	$(30,256)
Cumulative effect of accounting change	$—	$—	$—	$(2,080)	$—
Net loss	$(183,418)	$(19,448)	$(5,219)	$(4,437)	$(30,256)
Basic loss per share before cumulative effect of accounting change	$(4.75)	$(0.57)	$(0.15)	$(0.07)	$(0.90)
Cumulative effect of accounting change	$—	$—	$—	$(0.06)	$—
Basic loss per share	$(4.75)	$(0.57)	$(0.15)	$(0.13)	$(0.90)
Diluted loss per share	$(4.75)	$(0.57)	$(0.15)	$(0.13)	$(0.90)
Total assets	$1,086,574	$976,426	$860,592	$828,126	$883,045
Working capital	$184,961	$233,568	$227,665	$174,971	$225,740
Current ratio	1.33	1.65	1.84	1.57	1.77
Long-term obligations	$165,995	$343,375	$326,940	$264,664	$337,199
Number of:(1)
Value City Stores	113	116	116	116	117
DSW Stores	199	172	142	126	104
Filene’s Basement Stores	27	26	21	20	20
Net sales per selling sq. ft. (2)	$219.08	$221.00	$225.00	$224.00	$233.00
Comparable store sales change (3)	0.5%	-1.0%	1.2%	-3.5%	-2.4%

(1)	Includes all stores operating at the end of the fiscal year.

(2)	Presented in whole dollars and excludes leased departments and stores not operated during the entire fiscal period.

(3)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
As discussed in Note 2 to the consolidated financial statements, the Company's January 28, 2006 consolidated financial statements have been restated. This discussion and analysis gives effect to the restatement.

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

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous three months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $17.6 million and $21.8 million at the end of fiscal 2005 and 2004, respectively. The decrease in self-insurance reserves was principally associated with the workers’ compensation reserve as a result of the completion of a bureau of workers’ compensation audit.

•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 8 of the Notes to Consolidated Financial Statements starting on page F-26 of this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 29, 2005, the weighted-average actuarial assumptions applied to our plans were: discount rate 5.75%, assumed salary increases 4.0% and long-term rate of return on plan assets 8.0%. At January 28, 2006, the weighted-average actuarial assumptions applied to our plans were: discount rate 5.75%, assumed salary increases 3.5% and long-term rate of return on plan assets 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with our customers and enhance our understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and purchasing information regarding its

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

•	Change in fair value of Warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. During the fiscal years 2005 and 2004, the company did not have any derivative financial instruments that were held or issued and accounted for as hedges of anticipated transactions and there were no outstanding swap agreements. During fiscal 2005 the Company recorded a charge related to the change in the fair value of the warrants of $144.2 million, including a $134.2 million charge relating to the initial recording of the conversion warrants. The initial recording and change in fair value of the warrants were non-cash in nature.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction we do business in. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carry forwards and wrote off $4.0 million of deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses. During fiscal 2003, we established a valuation reserve for deferred income tax assets of $1.5 million for charitable contribution carry forwards.

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

	Fifty-two weeks ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	Restated
Net sales	100.0%	100.0%	100.0%
Cost of sales	(61.9)	(60.7)	(61.4)

Gross profit	38.1	39.3	38.6
Selling, general and administrative expenses	(38.1)	(39.3)	(37.6)
Change in fair value of warrants	(5.0)	0.0	0.0
License fees and other income	0.3	0.2	0.2

Operating (loss) profit	(4.7)	0.2	1.2
Interest expense, net:
Non-related	(0.4)	(0.5)	(0.4)
Related parties	(0.5)	(0.9)	(1.0)

Loss before income taxes and minority interest	(5.6)	(1.2)	(0.2)
Income taxes (expense) benefit	(0.5)	0.5	0.0

Loss before minority interest	(6.1)	(0.7)	(0.2)
Minority interest	(0.2)	0.0	0.0

Net loss	(6.3)%	(0.7)%	(0.2)%

Fiscal Year Ended January 28, 2006 (“fiscal 2005”) Compared To Fiscal Year Ended January 29, 2005 (“fiscal 2004”)
Sales. Sales for fiscal 2005 increased by 6.3% to $2.9 billion from $2.7 billion for fiscal 2004. By operating segment, comparable store sales were:

	2005	2004

Value City Department Stores	(3.2)%	(4.9)%
DSW	5.4%	5.0%
Filene’s Basement	3.5%	4.7%

Total	0.5%	(1.0)%

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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $34.5 million from $1.076 billion in fiscal 2004 to $1.111 billion in fiscal 2005. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, were $22.3 million. Pre-opening costs decreased approximately $6.0 million for fiscal 2005 compared to fiscal 2004. During the year the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit.

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
During 2005 the Company recorded a non-cash charge of $144.2 million representing the initial recording and subsequent changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for 2004.

License fees and other income. License fees and other income were $8.9 million in fiscal 2005 compared to $6.7 million in the prior year. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating (Loss) Profit. The operating loss for 2005 was $137.0 million compared to an operating profit of $6.7 million in 2004, a decrease of $143.7 million. The operating loss as a percentage of sales was 4.7% in 2005 compared to a 0.2% operating profit as a percentage of sales in 2004. A major element in the 2005 operating loss is the $144.2 million charge for the change in fair value of warrants in the Value City segment as discussed earlier.
Operating (loss) profit as a percent of sales by segment was:

	2005	2004

Value City	(14.2)%	(1.7)%
DSW	6.1%	6.1%
Filene’s Basement	(2.8)%	(7.8)%

Total	(4.7)%	0.2%

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
Income Taxes. Fiscal 2005 reflects a negative 8.1% effective tax rate as compared to 39.0% fiscal 2004 effective rate. The 2005 tax rate of negative 8.1% reflects the impact of $50.5 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, the tax law change of $4.0 million of deferred tax assets as a result of changes in Ohio law and an increase in the valuation allowance provided for state net operating loss carry forwards of $14.4 million.
Minority Interest. Fiscal 2005 net income decreased by $7.0 million to reflect that portion of the income DSW minority shareholders.
Net Loss. The fiscal 2005 net loss increased $164.0 million compared to fiscal 2004 and represents 6.3% versus 0.7% of net sales, respectively. A major contributing element in the 2005 net loss is the $144.2 million charge for the initial recording and subsequent change in fair value of warrants in the Value City Department Stores segment as discussed earlier. The remaining increase in the net loss is primarily due to the $7.0 million minority interest recorded in fiscal 2005 and the write off of $4.0 million of deferred tax assets and additional $14.4 million of valuation allowance recorded for state net operating loss carry forwards discussed above. The loss was partially offset by a one-time decrease in workers’ compensation expense of $3.7 million, net of tax as a result of the completion of a bureau of workers’ compensation audit.

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
Net working capital was $185.0 million and $233.6 million at January 28, 2006 and January 29, 2005, respectively. Current ratios at those dates were 1.33 and 1.65, respectively. Net cash provided by operating activities totaled $32.7 million and $90.1 million in fiscal 2005 and 2004, respectively. The fiscal 2005 decrease of $57.3 million in net cash provided by operating activities is primarily due to the (i) $45.7 million decrease in working capital provided from the change in working capital assets and liabilities, (ii) $164.0 million increase in the fiscal 2005 net loss and (iii) $144.2 million non cash change in fair value of warrants.
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

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations(5)	Total	1 Year	Years	Years	5 Years	Date
Long-term debt	$138,000	$—	$—	$138,000	$—	$—
Interest payments on long-term debt(1)	19,122	7,218	10,112	1,792	—	—
Capital lease and operating lease obligations(2)	1,419,705	168,135	327,499	286,878	637,193	—
Construction commitments(3)	720	720	—	—	—	—
Purchase obligations(4)	28,554	16,297	8,280	3,977	—	—

Total	$1,606,101	$192,370	$345,891	$430,647	$637,193	$—

1.	Projected interest payments are for the Senior Loan Agreement and the VCDS Revolving Loan and are based on the outstanding principal amount at January 28, 2006 and interest rate per the agreement.

2.	Capital and operating leases require us, as part of the lease, to pay for common area maintenance, real estate taxes and contingent rents. In fiscal 2005, the common area maintenance and real estate taxes represented 35.4% of the required lease payment. These costs vary year by year and are based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

3.	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 28, 2006.

4.	Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

5.	Deferred taxes, minority interest and payments related to pension plans are not included in this table.
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
Additional information regarding our financial commitment as of January 28, 2006 is provided in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Statements, Note 7 – Long-Term Obligations beginning on page F-22 and Note 11 – Commitments and Contingencies” beginning on page F-31.
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
During fiscal 2005 the Company recorded a charge related to the initial recording and subsequent change in the fair value of its warrants of $144.2 million. As of January 28, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants is $170.4 million. The $141.7 million value ascribed to the Conversion Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 1.3 years; expected volatility of 45%; and an expected dividend yield of 0%. The $28.7 million value ascribed to the Term Loan

Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 6.3 years; expected volatility of 45% and an expected dividend yield of 0%.
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
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that such disclosure controls and procedures were effective.
On July 31, 2006, our management and audit committee determined to restate our financial statements for the year ended January 28, 2006 and for the first quarter of fiscal 2006 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 28, 2006 with restated consolidated financial statements and Form 10-Q/A amending our interim condensed consolidated financial statements for the first quarter of fiscal 2006. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-K/A and in Part I in the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A and in Note 2 entitled, “Restatement” to the accompanying audited consolidated financial statements.
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (January 28, 2006). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-K/A, our disclosure controls and procedures were effective.
In concluding that our disclosure controls and procedures were effective as of January 28, 2006, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. Specifically, management concluded that the decision to restate its financial statements was due to a change in judgment regarding certain assumptions used in determining the value assigned to the warrant liability and that the Company’s internal control system originally operated such that management’s original estimate of the warrant liability had a reasonable basis. Therefore, management believes that their original conclusions that disclosure controls and procedures and internal control over financial reporting were effective as of January 28, 2006 remain appropriate.
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

RETAIL VENTURES, INC.

August 1, 2006	By:	/s/ James A. McGrady

James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	August 1, 2006

Jay L. Schottenstein

/s/ Heywood Wilansky Heywood Wilansky	President, Chief Executive Officer and Director (Principal Executive Officer)	August 1, 2006

/s/ James A. McGrady James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 1, 2006

*	Director	August 1, 2006
Henry L. Aaron

*	Director	August 1, 2006
Ari Deshe

*	Director	August 1, 2006
Jon P. Diamond

*	Director	August 1, 2006
Elizabeth M. Eveillard

*	Director	August 1, 2006
Lawrence J. Ring

Signature	Title	Date

*	Director	August 1, 2006
Harvey L. Sonnenberg

*	Director	August 1, 2006
James L. Weisman

*By:	/s/ James A. McGrady

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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting, included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005 and the results of its operations and its cash flows for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
Columbus, Ohio
April 12, 2006
(July 31, 2006 as to the effects of the warrant liability restatement described in Note 2)

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 28, 2006 and January 29, 2005
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005
	Restated*
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

* See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
January 28, 2006 and January 29, 2005
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005
	Restated*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$221,444	$202,578
Accounts payable to related parties	4,901	5,428
Accrued expenses:
Compensation	35,085	38,526
Taxes	37,869	48,666
Other	88,403	64,355
Warrant liability ($168,680 - related party)	170,403
Current maturities of long-term obligations	623	611

Total current liabilities	558,728	360,164

Long-term obligations, net of current maturities:
Non-related parties	115,995	169,134
Related parties	50,000	174,241
Other noncurrent liabilities	87,080	87,710
Deferred income taxes	45,829
Minority interest	112,396
Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including treasury shares 39,864,577 and 34,110,707, respectively	159,617	143,477
Warrants		6,074
(Accumulated deficit) retained earnings	(36,082)	42,756
Deferred compensation expense, net	(1)	(3)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,929)	(7,068)

Total shareholders’ equity	116,546	185,177

Total liabilities and shareholders’ equity	$1,086,574	$976,426

* See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands, except per share amounts)

	January 28,	January 29,	January 31,
	2006	2005	2004
	Restated*
Net sales	$2,913,371	$2,739,631	$2,594,206
Cost of sales	(1,804,139)	(1,663,215)	(1,593,214)

Gross profit	1,109,232	1,076,416	1,000,992
Selling, general and administrative expenses	(1,110,950)	(1,076,445)	(974,944)
Change in fair value of warrants	(144,209)
License fees and other income	8,936	6,714	5,610

Operating (loss) profit	(136,991)	6,685	31,658
Non-related parties interest expense	(13,526)	(13,465)	(12,144)
Related parties interest expense	(14,335)	(25,741)	(26,570)

Total interest expense	(27,861)	(39,206)	(38,714)
Interest income	1,660	645	119

Interest expense, net	(26,201)	(38,561)	(38,595)

Loss before income taxes and minority interest	(163,192)	(31,876)	(6,937)
Income taxes (expense) benefit	(13,224)	12,428	1,718

Loss before minority interest	(176,416)	(19,448)	(5,219)
Minority interest	(7,002)

Net loss	$(183,418)	$(19,448)	$(5,219)

Basic and diluted loss per share	$(4.75)	$(0.57)	$(0.15)

Shares used in basic and diluted per share calculations	38,586	33,956	33,753

* See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands)

	Number of Shares
					Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares in	Common		(Accumulated	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants	Deficit)	Expense	Shares	sive Loss	Total
Balance, February 1, 2003	33,913	8	$143,183	$6,074	$67,423	$(981)	$(59)	$(5,820)	$209,820
Net loss					(5,219)				(5,219)
Net unrealized gain on derivative financial instruments, net of income tax provision of $413								620	620
Change in minimum pension liability, net of income tax benefit of $541								(811)	(811)

Total comprehensive loss									(5,410)

Exercise of stock options	20		60						60
Net issuance/forfeitures of restricted shares	58		(166)			166			—
Amortization of deferred compensation expense						180			180

Balance, January 31, 2004	33,991	8	$143,077	$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss					(19,448)				(19,448)
Change in minimum pension liability, net of income tax benefit of $753								(1,057)	(1,057)

Total comprehensive loss									(20,505)

Exercise of stock options	136		504						504
Net forfeitures of restricted shares	(16)		(104)			104			—
Amortization of deferred compensation expense						528			528

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss (as restated)*					(183,418)				(183,418)
Change in minimum pension liability, net of income tax expense of $924								139	139

Total comprehensive loss (as restated)*									(183,279)

Initial public offering of subsidiary					104,187				104,187
Capital transactions of subsidiary					393				393
Exercise of stock options	5,754		26,286						26,286
Tax benefit related to stock options exercised			9,974						9,974
Amortization of deferred compensation expense						2			2
Warrant reclassification to liability				(6,074)					(6,074)
Warrant adjustment to fair value (as restated)*			(20,120)						(20,120)

Balance, January 28, 2006 (as restated)*	39,865	8	$159,617	$—	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

* See Note 2
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 28, 2006, January 29, 2005 and January 31, 2004
(in thousands)

	January 28,	January 29,	January 31,
	2006	2005	2004
	Restated *
Cash flows from operating activities:
Net loss	$(183,418)	$(19,448)	$(5,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	4,422	5,380	6,055
Amortization of deferred compensation	2	528	180
Depreciation and amortization	58,889	56,111	53,432
Change in fair value of warrants ($144,058 — related party)	144,209
Deferred income taxes and other noncurrent liabilities	2,872	(8,264)	1,761
Tax benefit related to stock options exercised	9,974
Loss on disposal of assets	1,735	120	1,282
Gain on lease termination	(9,536)
Minority interest in consolidated subsidiary	7,353
Impairment charges	507	14,596	312
Other	393
Change in working capital, assets and liabilities:
Receivables	(11,740)	1,150	2,493
Inventories	(18,816)	(52,713)	(30,513)
Prepaid expenses and other assets	(10,825)	(12,013)	11,546
Accounts payable	16,419	58,488	(15,259)
Proceeds from lease incentives	10,781	13,099	7,094
Accrued expenses	9,524	33,042	(22,885)

Net cash provided by operating activities	32,745	90,076	10,279

Cash flows from investing activities:
Capital expenditures	(46,499)	(85,443)	(67,373)
Proceeds from sale of assets	165	119	43
Tradename acquisitions		(4,066)
Other assets			(25)

Net cash used in investing activities	(46,334)	(89,390)	(67,355)

Cash flows from financing activities:
Payments on convertible loan	(25,000)
Payments on term loan	(100,000)
Payments of capital lease obligations	(611)	(720)	(817)
Net (decrease) increase in revolving credit facility	(52,000)	15,000	61,000
Proceeds from exercise of stock options	26,286	504	60
Debt issuance costs	(3,576)	(438)
Proceeds from sale of stock of subsidiary	277,963

Net cash provided by financing activities	123,062	14,346	60,243

Net increase in cash and equivalents	109,473	15,032	3,167
Cash and equivalents, beginning of year	29,258	14,226	11,059

Cash and equivalents, end of year	$138,731	$29,258	$14,226

* See Note 2
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 28, 2006, Retail Ventures owned approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. The Company accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded.
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

Store Closings
During fiscal 2005, the Company recorded additional reserves for the closing of two Value City stores, the closing costs associated with a terminated capital lease, the termination of two operating leases and the severance related to a Filene’s Basement store closing. During fiscal 2004, the Company recorded severance for the closing of the two Value City stores and the relocation of a DSW store. The table below sets forth the significant components and activity related to these closing reserves:

	Balance at	Related		Balance at
	1/29/2005	Changes	Payments	1/28/2006
	(in thousands)
Employee severance and termination benefits	$599	$277	$(599)	$277
Lease costs	674	4,892	(3,436)	2,130
Other	39	307	(346)

Total	$1,312	$5,476	$(4,381)	$2,407

	Balance at	Related		Balance at
	1/31/2004	Changes	Payments	1/29/2005
	(in thousands)
Employee severance and termination benefits		$599		$599
Lease costs	$1,122	1,288	$(1,736)	674
Other		39		39

Total	$1,122	$1,926	$(1,736)	$1,312

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
Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous three months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. The company has purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and casualty insurance. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. The self-insurance reserves were $17.6 million and $21.8 million at the end of fiscal 2005 and 2004, respectively.
Revenue Recognition
Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Layaway sales are recognized when the merchandise has been paid for in full. Layaway was discontinued at the end of fiscal 2004.
Revenues from stored value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $14.9 million and $10.9 million at January 28, 2006 and January 29, 2005, respectively, and these amounts are included in deferred revenue in the accompanying consolidated balance sheets. The Company did not recognize income during these periods from unredeemed stored value cards.
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
During fiscal 2005, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $144.2 million. As of January 28, 2006, the aggregate fair value liability recorded relating to both the term loan warrants and conversion warrants is $170.4 million. The $141.7 million value ascribed to the Conversion Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 1.3 years; expected volatility of 45% and an expected dividend yield of 0%. The $28.7 million value ascribed to the Term Warrants was estimated as of January 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.4%; expected life of 6.3 years; expected volatility of 45% and an expected dividend yield of 0%. As the Warrants may be exercised for either common shares of Retail Ventures or common shares of DSW owned by Retail Ventures, the settlement of the Warrants will not result in a cash outlay by the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28, 2006	January 29, 2005	January 31, 2004

Net loss, as reported	$(183,418)	$(19,448)	$(5,219)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4,698	391	$333
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,748)	(2,773)	(5,674)

Pro forma net loss	$(184,468)	$(21,830)	$(10,560)

Loss per share:
Basic and diluted as reported	$(4.75)	$(0.57)	$(0.15)
Basic and diluted pro forma	$(4.78)	$(0.64)	$(0.31)
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
2. RESTATEMENT
Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that the block sale discount included in the determination of the fair value of the warrant liability should be eliminated. As a result, the warrant liability recorded at the initial issuance of the warrants and the subsequent changes in the fair value of the warrant liability at each reporting date has been restated from the amount previously recorded to exclude the block sale discount.
The following is a summary of the effects of this change on the Company’s consolidated balance sheets as of January 28, 2006, as well as the effect of this change on the Company’s consolidated statements of operations and statements of cash flow for the fiscal year then ended.

	Year Ended January 28, 2006
	As Originally		As
	Reported	Adjustments	Restated
Consolidated Balance Sheets:
Warrant liability (related party; $90,644, $78,036, $168,680)	$91,679	$78,724	$170,403
Total current liabilities	480,004	78,724	558,728
Common shares	168,409	(8,792)	159,617
(Accumulated deficit) retained earnings	33,850	(69,932)	(36,082)
Total shareholders’ equity	195,270	(78,724)	116,546

Consolidated Statements of Operations:
Change in fair value of warrants	(74,277)	(69,932)	(144,209)
Operating loss	(67,059)	(69,932)	(136,991)
Loss before income taxes and minority interest	(93,260)	(69,932)	(163,192)
Loss before minority interest	(106,484)	(69,932)	(176,416)
Net loss	(113,486)	(69,932)	(183,418)

Basic and diluted loss per share	(2.94)	(1.81)	(4.75)

Consolidated Statements of Cash Flows:
Net loss	(113,486)	(69,932)	(183,418)
Change in fair value of warrants (related party; $74,287, $69,771, $144,058)	74,277	69,932	144,209
3. RELATED PARTY TRANSACTIONS
The Company purchases merchandise from affiliates of Schottenstein Stores Corporation (“SSC”), direct owner of approximately 48.2% of the Company’s common shares. The amount of purchases from related parties in fiscal 2005, fiscal 2004 and fiscal 2003 were $4.4 million, $4.7 million and $12.6 million, respectively.
The Company also leases certain store and warehouse locations owned by SSC as described in Note 6.
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
See Notes 6, 7 and 9 to the consolidated financial statements for additional related party disclosures.
4. INITIAL PUBLIC OFFERING OF SUBSIDIARY
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
5. STOCK OPTION PLANS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock units are automatically granted to each non-employee director on the date of each annual meeting of the shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of their annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of DSW stock on the date of the meeting. Stock units granted to non-employee directors vest and are settled upon the director terminating the board. Stock units are included in the computation of outstanding shares.
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
6. LEASES
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

The total cost of assets held under capital leases at January 28, 2006 and January 29, 2005, was $32.3 million and $36.3 million, respectively. Assets held under capital leases are amortized over the shorter of their useful lives (31 years) or the initial terms of the related leases. The accumulated amortization for these assets was $9.4 million and $10.3 million at January 28, 2006 and January 29, 2005, respectively. During the fourth quarter of fiscal 2005, Value City recorded a gain on a terminated capital lease of approximately $9.5 million, related to a store that closed on January 28, 2006. Included in the amount of the gain are amounts received from the lessor to terminate the lease, the write-off of fixed assets, including the capital lease, store closing costs and the remaining capital lease obligation.
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
7. LONG TERM OBLIGATIONS
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
The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a payment-in-kind (“PIK”) option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.
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

8. PENSION BENEFIT PLANS
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
9. OTHER BENEFIT PLANS
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
10. SHAREHOLDERS’ EQUITY and WARRANT LIABILITY
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
Warrants
As a result of the previously discussed credit facilities’ modifications made on July 5, 2005 (see note 7), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $20.1 million, between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability, was recorded to common shares. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005, including the initial recording of the Conversion Warrants of $134.2 million. No tax benefit has been recognized in connection with this charge.
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $170.4 million at January 28, 2006. There were no derivative instruments outstanding at January 29, 2005. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. COMMITMENTS AND CONTINGENCIES
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
12. INCOME TAXES
The (benefit) provision for income taxes consists of the following (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Current:
Federal	$1,644	$9,967	$198
State and local	4,451	3,923	—

Total current tax expense	6,095	13,890	198

Deferred:
Federal	(10,071)	(29,245)	(1,463)
State and local	17,200	2,927	(453)

Total deferred tax expense	7,129	(26,318)	(1,916)

Income tax expense (benefit)	$13,224	$(12,428)	$(1,718)

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Income tax (benefit) expense at federal statutory rate of 35%	$(57,117)	$(12,760)	$(667)
Warrant liability marked to market	50,473	—	—
Jobs credit	(949)	(800)	(1,524)
State and local taxes, net	(1,713)	(1,251)	208
Non-deductible interest	222	592	662
Valuation allowance	14,367	3,214	1,467
Write off of net operating loss	4,018	3,072	—
Provision to return adjustments	1,979
Other	1,944	(4,495)	(1,864)

	$13,224	$(12,428)	$(1,718)

The components of the net deferred tax asset as of January 28, 2006 and January 29, 2005, are (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 28,	January 29,
	2006	2005
Deferred tax assets:
Basis differences in inventory	$9,537	$12,867
Basis differences in property and equipment	10,316	12,248
Deferred compensation	1,473
Intangible assets	6,196
Store closing reserve	913
Net operating loss	37,157	21,770
Federal tax credit	4,583	6,103
Contribution carry forward	391	330
Tenant allowance	173	1,315
Capital leases	3,387	2,489
Other comprehensive loss	3,837	4,760
Workers compensation	7,278	8,353
Deferred revenue		5,007
Accrued expenses	10,791	11,137
Accrued rent	12,059	10,065
Other	1,896	233

Total deferred tax assets	109,987	96,677
Less: Valuation allowance	(13,406)	(4,150)

	96,581	92,527

Deferred tax liabilities:
Basis in subsidiary	(69,644)
Prepaid expenses	(5,367)	(5,823)
Deferred Revenue — CAT Credit	(818)

Total deferred tax liabilities	(75,829)	(5,823)

Total net	$20,752	$86,704

The net deferred tax asset is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	January 28,	January 29,
	2006	2005
Current deferred tax asset	$66,581	$62,355
Non current deferred tax (liability) asset	(45,829)	24,349

Net deferred tax asset	$20,752	$86,704

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
The tables below present segment statement of operations information (in thousands):

			Filene’s	Intersegment
	Value City	DSW	Basement	Eliminations	Total
As of January 28, 2006 (as restated)*
Net sales	$1,379,975	$1,144,061	$389,335		$2,913,371
Operating (loss) profit	(196,376)	70,112	(10,727)		(136,991)
Depreciation and amortization	30,193	19,443	9,253		58,889
Interest expense	21,811	8,893	5,290	(8,133)	27,861
Interest income	6,813	1,388	1,592	(8,133)	1,660
Benefit (provision) for income taxes	8,659	(25,426)	3,543		(13,224)
Capital expenditures	19,181	25,537	3,701		48,419
Total assets	451,727	501,459	133,388		1,086,574

* See Note 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Filene’s
	Value City	DSW	Basement	Total
As of January 29, 2005
Net sales	$1,434,618	$961,089	$343,924	$2,739,631
Operating (loss) profit	(24,862)	58,275	(26,728)	6,685
Depreciation and amortization	29,935	18,692	7,484	56,111
Interest expense	32,550	2,734	3,922	39,206
Interest income	590	—	55	645
Benefit (provision) for income taxes	17,886	(18,420)	12,962	12,428
Capital expenditures	27,679	29,536	26,640	83,855
Total assets	462,838	395,437	118,151	976,426

As of January 31, 2004
Net sales	$1,508,675	$791,348	$294,183	$2,594,206
Operating profit (loss)	10,630	28,857	(7,829)	31,658
Depreciation and amortization	31,131	15,892	6,409	53,432
Interest expense	25,657	9,258	3,799	38,714
Interest income	105	5	9	119
Benefit (provision) for income taxes	8,124	(10,652)	4,246	1,718
Capital expenditures	38,582	21,017	9,102	68,701
The following sets forth sales by each major merchandise category (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004
Apparel and ready to wear	$1,077,088	$1,083,195	$1,112,789
Hard goods and home furnishings	509,592	512,169	493,511
Shoes and other footwear	1,326,691	1,144,267	987,906

Total	$2,913,371	$2,739,631	$2,594,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. QUARTERLY FINANCIAL DATA (UNAUDITED):
Year Ended January 28, 2006

	Thirteen weeks ended
	April 30,	July 30,	October 29,	January 28,
(in thousands except per share data)	2005	2005	2005	2006

		Restated *	Restated *	Restated *
Net sales	$680,045	$666,734	$746,101	$820,491
Cost of sales	(411,653)	(407,362)	(462,397)	(522,727)

Gross profit	268,392	259,372	283,704	297,764
Selling, general and administrative expenses	(279,342)	(265,547)	(290,439)	(275,622)
Change in fair value of warrants		(137,583)	66,997	(73,623)
License fees and other income	1,518	3,993	1,593	1,832

Operating (loss) profit	(9,432)	(139,765)	61,855	(49,649)
Interest expense, net:
Non-related	(3,077)	(5,372)	(1,981)	(1,436)
Related parties	(6,558)	(5,062)	(1,264)	(1,451)

(Loss) income before income taxes	(19,067)	(150,199)	58,610	(52,536)
Income taxes benefit (expense)	7,608	(7,775)	1,812	(14,869)

(Loss) income before minority interest	(11,459)	(157,974)	60,422	(67,405)
Minority interest		723	(4,022)	(3,703)

Net (loss) income	$(11,459)	$(157,251)	$56,400	$(71,108)

(Loss) earnings per share(1):

Basic	$(0.32)	$(4.03)	$1.43	$(1.79)
Diluted	$(0.32)	$(4.03)	$0.92	$(1.79)
* See Note 2
Year Ended January 28, 2006 — As previously reported

	Thirteen weeks ended
	April 30,	July 30,	October 29,	January 28,
(in thousands except per share data)	2005	2005	2005	2006

Net sales	$680,045	$666,734	$746,101	$820,491
Cost of sales	(411,653)	(407,362)	(462,397)	(522,727)

Gross profit	268,392	259,372	283,704	297,764

Selling, general and administrative expenses	(279,342)	(265,547)	(290,439)	(275,622)
Change in fair value of warrants	—	(95,848)	64,778	(43,207)
License fees and other income	1,518	3,993	1,593	1,832

Operating (loss) profit	(9,432)	(98,030)	59,636	(19,233)
Interest expense, net:
Non-related	(3,077)	(5,372)	(1,981)	(1,436)
Related parties	(6,558)	(5,062)	(1,264)	(1,451)

(Loss) income before income taxes	(19,067)	(108,464)	56,391	(22,120)
Income taxes benefit (expense)	7,608	(7,775)	1,812	(14,869)

(Loss) income before minority interest	(11,459)	(116,239)	58,203	(36,989)
Minority interest	—	723	(4,022)	(3,703)

Net (loss) income	$(11,459)	$(115,516)	$54,181	$(40,692)

(Loss) earnings per share(1):
Basic	$(0.32)	$(2.96)	$1.37	$(1.03)
Diluted	$(0.32)	$(2.96)	$0.88	$(1.03)
Year Ended January 29, 2005

	Thirteen weeks ended
	May 1,	July 31,	October 30,	January 29,
(in thousands except per share data)	2004	2004	2004	2005

Net sales	$646,300	$631,654	$699,738	$761,939
Cost of sales	(386,867)	(372,088)	(419,776)	(484,484)

Gross profit	259,433	259,566	279,962	277,455
Selling, general and administrative expenses	(254,606)	(249,664)	(273,962)	(298,213)
License fees and other income	1,557	1,566	1,950	1,641

Operating profit (loss)	6,384	11,468	7,950	(19,117)
Interest expense, net:
Non-related	(2,780)	(3,078)	(3,123)	(3,839)
Related parties	(6,615)	(6,836)	(6,815)	(5,475)

(Loss) income before income taxes	(3,011)	1,554	(1,988)	(28,431)
Benefit (provision) for Income taxes	1,062	(797)	646	11,517

Net (loss) income	$(1,949)	$757	$(1,342)	$(16,914)

Basic and diluted (loss) earnings per share(1)	$(0.06)	$0.02	$(0.04)	$(0.50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)	(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.
15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	January 28,	January 29,	January 31,
(in thousands)	2006	2005	2004
Cash paid during the period for:
Interest:
Non-related parties	$9,041	$8,647	$21,694
Related parties	16,382	20,217	12,376

Income taxes	16,278	12,540	2,298

Noncash investing and operating activities:
Changes in accounts payable due to asset purchases	1,920	(1,588)	1,328
16. SUBSEQUENT EVENTS:
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

S-2

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description
2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended and Restated Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

4.1	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.2	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 1-10767) filed December 8, 2005.

4.4	Form of Conversion Warrant issued by Retail Ventures, Inc. issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.5	Exchange Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.6	Second Amended and Restated Registration Rights Agreement, dated July 5, 2005, among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7	Specimen of Common Share Certificate. Incorporated by reference to Exhibit 4.7 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among DSW Inc., Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.2	License Agreement, dated June 5, 1991, between the Company and SSC re: Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.4	Shared Services Agreement, dated as of January 30, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.5	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.6	Supply Agreement, effective as of January 30, 2005, between DSW Inc. and Filene’s Basement, Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.7#	Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005

Exhibit
No.	Description
10.8#	Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.9#	Retail Ventures, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 33-46221) filed October 16, 2003.

10.10#	Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.11#	Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

10.12	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.15	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.16	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re: separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.17	Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.18#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.19	Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

Exhibit
No.	Description
10.20	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.20.1	Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.21	Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.22	Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.23	Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.24	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re: Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.25	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re: Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.26	Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.27	Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.28	Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.29	Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.30	Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

Exhibit
No.	Description
10.31	Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.32	Industrial Space Lease—Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.33	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.33.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.34	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.34.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.35	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.35.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.36#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.37#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.38	Amended and Restated Loan and Security Agreement, dated July 5, 2005, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders and Value City Department Stores LLC (in such capacity, the “Lead Borrower”), as agent for the Borrower and collectively the Borrowers. Incorporated by reference to Exhibit 10.7 to Form 8-K (file no. 1-10767) filed July 11, 2005.

Exhibit
No.	Description
10.39	Financing Agreement, dated as of June 11, 2002, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., VCM Ltd., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.39.1	First Amendment to the Financing Agreement, dated as of October 7, 2003, by and among Value City Department Stores, Inc., Shonac Corporation, DSW Shoe Warehouse, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City Limited Partnership, and Value City of Michigan, Inc., as Borrowers, J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Westerville Road GP, Inc. and Westerville Road LP, Inc., as Initial Guarantors, Retail Ventures, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Additional Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10(b) to Form 8-K (file No. 1-10767) filed October 8, 2003.

10.39.2	Second Amendment to Financing Agreement, dated as of July 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed September 8, 2004.

10.39.3	Third Amendment to Financing Agreement, dated as of December 29, 2004, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed January 4, 2005.

10.39.4	Fourth Amendment to Financing Agreement, dated July 5, 2005, by and among the Borrowers named therein, the Guarantors named therein, the Lenders named therein, and Cerberus Partners, L.P., as Agent for the Lenders. Incorporated by reference to Exhibit 10.8 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.40	Second Amended and Restated Senior Loan Agreement, dated July 5, 2005. by and among Value City Department Stores LLC, as Borrower, Retail Ventures, Inc., Gramex Retail Stores, Inc., Filene’s Basement, Inc., GB Retailers, Inc., Value City of Michigan, Inc., J.S. Overland Delivery, Inc., Value City Department Stores Services, Inc., Retail Ventures Jewelry, Inc., Retail Ventures Services, Inc., and Retail Ventures Imports, Inc., as Guarantors, the Lenders named therein, and Cerberus Partners, L.P., as Agent for itself and the other Lenders. Incorporated by reference to Exhibit 10.9 to Form 8-K (file no. 1-10767) filed July 11, 2005.

Exhibit
No.	Description
10.41#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44	Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45	Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.46	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description
10.48	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.50	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenany’t Leasehold Interst and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.51	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.52	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.53	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description
10.54	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.56	Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.58	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.59	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.60	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description
10.62#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64	Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-402144) filed April 29, 1991.

10.65#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.66	Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store. Incorporated by reference to Exhibit 10.67.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.67	Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store. Incorporated by reference to Exhibit 10.68.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.68	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 9, 2005.

10.69	Underwriting Agreement, dated June 28, 2005, among Retail Ventures, Inc., DSW Inc. and the Underwriters named therein. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 5, 2005.

10.70	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2005.

10.71#	Standard Executive Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.

10.72	Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

Exhibit
No.	Description
10.73#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.74#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.74 to Form 10-K (file no. 1-10767) filed April 13, 2006.

21	List of Subsidiaries. Incorporated by reference to Exhibit 21 to Form 10-K (file no. 1-10767) filed April 13, 2006.

23*	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. Incorporated by reference to Exhibit 24 to Form 10-K (file no. 1-10767) filed April 13, 2006.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.