Form 10-Q/A
period 2006-04-29
RETAIL VENTURES INC
filed 2006-08-02
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
Amendment No. 1
INTRODUCTORY NOTE
     On July 31, 2006, the Audit Committee of the Board of Directors approved management’s recommendation that the Company’s financial statements and related disclosures for the three months ended April 29, 2006 be restated in response to comments from the Staff of the Securities and Exchange Commission primarily related to the fair value of the warrants. This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended April 29, 2006, which was originally filed with Securities and Exchange Commission on June 8, 2006 (“Original Report”), and amends and restates Part 1 Items 1 and 2 and Part 2 Item 6. This Amendment is made to restate the Company’s condensed consolidated financial statements and related disclosures. This filing corrects errors, by eliminating the application of a block sale discount, identified in the calculation of the warrant liability and the related change in fair value of warrants recognized in the condensed consolidated financial statements. This filing also amends various disclosures including disclosures in critical accounting policies, management’s discussion and analysis and selected financial data.
     The correction of the above-noted errors increased the Warrant liability by $61.1 million, increased (Accumulated deficit) retained earnings by $75.3 million, increased Common shares by $14.2 million and increased by $5.4 million all of the following (i) Change in fair value of warrants (ii) Operating loss (iii) Loss before income taxes and minority interest (iv) Loss before minority interest and (v) Net loss for the quarter ended April 29, 2006. The basic and diluted loss per share also increased to $1.58. This adjustment had no effect on the previously reported results of operations for the quarter ended April 30, 2005. This adjustment had no effect on net cash or the income tax returns filed by the Company. This correction is further detailed in Note 2 to the condensed consolidated financial statements.
     Except for as described above, no other information in the Form 10-Q has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,
	2006	2006

	* Restated	* Restated
ASSETS
Cash and equivalents	$204,558	$138,731
Accounts receivable, net	15,622	19,259
Receivables from related parties	497	437
Inventories	541,709	491,867
Prepaid expenses and other assets	24,289	26,814
Deferred income taxes	72,497	66,581

Total current assets	859,172	743,689

Property and equipment, net	261,442	269,126
Goodwill	25,899	25,899
Tradenames and other intangibles, net	38,156	39,217
Other assets	8,699	8,643

Total assets	$1,193,368	$1,086,574

* See Note 2
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	April 29,	January 28,
	2006	2006

	* Restated	* Restated
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$270,075	$221,444
Accounts payable to related parties	4,730	4,901
Accrued expenses:
Compensation	23,355	35,085
Taxes	53,653	37,869
Other	95,918	88,403
Warrant liability	2,648	1,723
Warrant liability — related party	179,436	168,680
Current maturities of long-term obligations	638	623

Total current liabilities	630,453	558,728

Long-term obligations, net of current maturities
Non-related parties	131,330	115,995
Related parties	50,000	50,000
Other noncurrent liabilities	88,893	87,080
Deferred income taxes	44,863	45,829
Minority interest	119,245	112,396

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 44,900,027 and 39,864,577 shares, respectively	235,675	159,617
Accumulated deficit	(100,472)	(36,082)
Deferred compensation expense, net		(1)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,560)	(6,929)

Total shareholders’ equity	128,584	116,546

Total liabilities and shareholders’ equity	$1,193,368	$1,086,574

* See Note 2
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

	* Restated
Net sales	$721,513	$680,045
Cost of sales	(430,888)	(411,653)

Gross profit	290,625	268,392

Selling, general and administrative expenses	(277,524)	(279,342)
License fees and other income	1,562	1,518
Change in fair value of warrants	(64,809)

Operating loss	(50,146)	(9,432)

Non-related parties interest expense	(2,866)	(3,124)
Related parties interest expense	(1,264)	(6,558)

Total interest expense	(4,130)	(9,682)
Interest income	1,638	47

Interest expense, net	(2,492)	(9,635)

Loss before income taxes and minority interest	(52,638)	(19,067)

(Provision) benefit for income taxes	(5,846)	7,608

Loss before minority interest	(58,484)	(11,459)

Minority interest	(6,464)

Net loss	$(64,948)	$(11,459)

Basic and diluted loss per share:
Basic	$(1.58)	$(0.32)
Diluted	$(1.58)	$(0.32)

Shares used in per share calculations:
Basic	41,061	36,164
Diluted	41,061	36,164
* See Note 2
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(11,459)				(11,459)
Exercise of stock options	4,613		20,399						20,399

Balance, April 30, 2005	38,724	8	$163,876	$6,074	$31,297	$(3)	$(59)	$(7,068)	$194,117

Balance, January 28, 2006 (as restated)*	39,865	8	$159,617	$—	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss (as restated)*					(64,948)				(64,948)
Minimum pension liability, net of income tax benefit of $237								369	369

Total comprehensive loss (as restated)*									(64,579)

Capital transactions of subsidiary					558				558
Reclassification of unamortized deferred compensation			(1)			1
Exercise of stock options	35		248						248
Exercise of warrants (as restated)*	5,000		75,627						75,627
Tax benefit related to stock options exercised			79						79
Stock based compensation expense, before related tax effects			105						105

Balance, April 29, 2006 (as restated)*	44,900	8	$235,675	$—	$(100,472)	$—	$(59)	$(6,560)	$128,584

*   See Note 2
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 29,	April 30,
	2006	2005

	* Restated
Cash flows from operating activities:
Net loss	$(64,948)	$(11,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	301	1,141
Depreciation and amortization	13,841	14,413
Stock based compensation expense	105
Stock based compensation expense of subsidiary	741
Change in fair value of warrants ($63,883 - related party)	64,809
Deferred income taxes and other noncurrent liabilities	(6,325)	1,046
Loss (gain) on disposal of assets	396	(42)
Minority interest in consolidated subsidiary	6,464
Other	202
Change in working capital, assets and liabilities:
Receivables	3,577	(8,436)
Inventories	(49,842)	(68,559)
Prepaid expenses and other assets	2,336	(2,312)
Accounts payable	49,895	46,493
Proceeds from lease incentives	1,624	1,828
Accrued expenses	11,543	800

Net cash provided by (used in) operating activities	34,719	(25,087)

Cash flows from investing activities:
Capital expenditures	(6,905)	(10,166)
Proceeds from sale of assets	4	64

Net cash used in investing activities	(6,901)	(10,102)

Cash flows from financing activities:
Principal payments of capital lease obligations and other debt	(150)	(164)
Net increase in revolving credit facility	15,500
Debt issuance costs	(168)	(250)
Proceeds from exercise of warrants	22,500
Proceeds from exercise of stock options	248	20,399
Tax benefit related to stock options exercised	79

Net cash provided by financing activities	38,009	19,985

Net increase (decrease) in cash and equivalents	65,827	(15,204)
Cash and equivalents, beginning of period	138,731	29,258

Cash and equivalents, end of period	$204,558	$14,054

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

2.	RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended April 29, 2006, the Company’s management determined that the block sale discount included in the determination of the fair value of the warrant liability should be eliminated. As a result, the warrant liability recorded at the initial issuance of the warrants and the subsequent changes in the fair value of the warrant liability at each reporting date has been restated from the amount previously recorded to exclude the block sale discount.

The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheets as of April 29, 2006 and January 28, 2006 as well as the effect of these changes on the Company’s condensed consolidated statements of operations and statements of cash flows for the three months ended April 29, 2006.

	Period Ended April 29, 2006
	As Originally		As
	Reported	Adjustment	Restated
	(in thousands)
Consolidated Balance Sheets:
Warrant liability	$1,841	$807	$2,648
Warrant liability – related parties	119,096	60,340	179,436
Total current liabilities	569,306	61,147	630,453
Common shares	221,494	14,181	235,675
Accumulated deficit	(25,144)	(75,328)	(100,472)
Total shareholders’ equity	189,731	(61,147)	128,584

Consolidated Statements of Operations:
Change in fair value of warrants (related party; $ 58,606, $ 5,277, $ 63,883)	$(59,413)	$(5,396)	$(64,809)
Operating loss	(44,750)	(5,396)	(50,146)
Loss before income taxes and minority interest	(47,242)	(5,396)	(52,638)
Loss before minority interest	(53,088)	(5,396)	(58,484)
Net loss	(59,552)	(5,396)	(64,948)

Basic and diluted loss per share	$(1.45)	$(0.13)	$(1.58)

Consolidated Statements of Cash Flows:
Net Loss	$(59,552)	$(5,396)	$(64,948)
Change in fair value of warrants (related party; $ 58,606, $ 5,277, $ 63,883)	59,413	5,396	64,809

	Year Ended January 28, 2006
	As Originally		As
	Reported	Adjustments	Restated
	(in thousands)
Consolidated Balance Sheets:
Warrant liability (related party; $90,644, $78,036, $168,680)	$91,679	$78,724	$170,403
Total current liabilities	480,004	78,724	558,728
Common shares	168,409	(8,792)	159,617
(Accumulated deficit) Retained earnings	33,850	(69,932)	(36,082)
Total shareholders’ equity	195,270	(78,724)	116,546

3.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s 2005 Annual Report for the fiscal year ended January 28, 2006 as amended on Form 10-K/A, as filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2006 (the “2005 Annual Report”).

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	ADOPTION OF ACCOUNTING STANDARDS

FASB periodically issues Statements of Financial Accounting Standards (“SFAS”), some of which require implementation by a date falling within or after the close of the fiscal year.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. The effective date of this statement was originally established to be interim and annual periods beginning after June 15, 2005. In April 2005, however, the SEC delayed the compliance date for SFAS No. 123R until the beginning of the Company’s 2006 fiscal year. Effective January 29, 2006, the Company adopted SFAS No. 123R. The impact of adoption to the Company’s results of operations is presented in Note 5.

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

5.	STOCK BASED COMPENSATION

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

6.	LONG-TERM OBLIGATIONS

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

The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or payment-in-kind (“PIK”) option. During the first two years of the Term Loans, the Company had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election.

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

Warrants

As a result of the previously discussed credit facilities’ modifications made on July 5, 2005 (see note 6), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. As the Term Loan Warrants had previously been recorded on the balance sheet within equity, the difference of $20.1 million between the book value of the Warrants and the fair value at the time the Warrants were reclassified to a liability was recorded to common shares. The liability has been recorded for the Conversion Warrants for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Condensed Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $134.2 million. For the first quarter of fiscal 2006 the Company recorded a charge of $64.8 million for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $182.1 million and $170.4 million at April 29, 2006 and January 28, 2006, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

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

10.	EARNINGS PER SHARE

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

The balance sheet caption “Accumulated other comprehensive loss” of $6.6 million and $6.9 million at April 29, 2006 and January 28, 2006, respectively, relates to the Company’s minimum pension liability, net of income tax. For the three months ended April 29, 2006 the other comprehensive loss was $64.6 million. For the three months ended April 30, 2005, the other comprehensive loss was the same as the net loss.

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

The tax rate of (11.1)% for the three month period reflects the negative impact of the change in fair value of warrants included in book loss but not tax loss and the deferred tax liability related to the book tax difference in DSW’s basis.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Three months ended
	April 29,	April 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$2,174	$3,105
Related parties	1,278	9,021
Income taxes	3,083	699

Noncash activities:
Changes in accounts payable due to asset purchases	$(1,435)	$545
Additional paid in capital transferred from warrant liability for warrant exercises	53,127

14.	SEGMENT REPORTING

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

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended April 29, 2006
Net sales	$314,427	$316,487	$90,599	$721,513
Operating (loss) profit	(74,392)	27,889	(3,643)	(50,146)
Depreciation and amortization	6,712	4,901	2,228	13,841
Interest expense	(2,999)	(140)	(991)	(4,130)
Interest income	167	1,464	7	1,638
Benefit (provision) for income taxes	3,909	(11,694)	1,939	(5,846)

Capital expenditures	627	4,232	611	5,470

As of April 29, 2006
Total assets	490,944	544,012	158,412	1,193,368

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s	Intersegment
	Value City	DSW	Basement	Eliminations	Total
	(in thousands)
Three months ended April 30, 2005
Net sales	$311,455	$281,806	$86,784		$680,045
Operating (loss) profit	(16,692)	15,053	(7,793)		(9,432)
Depreciation and amortization	7,342	4,719	2,352		14,413
Interest expense	(7,892)	(3,533)	(1,499)	3,242	(9,682)
Interest income	2,640	12	637	(3,242)	47
Benefit (provision) for income taxes	8,659	(4,552)	3,501		7,608

Capital expenditures	4,931	5,579	201		10,711

As of January 28, 2006
Total assets	451,727	501,459	133,388		1,086,574

15.	COMMITMENTS AND CONTINGENCIES

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

16.	SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q/A (this “Report” or “Form 10-Q”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”).
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
As discussed in Note 2 to the condensed consolidated financial statements, the Company’s April 29, 2006 and April 30, 2005 condensed consolidated financial statements have been restated. This discussion and analysis gives effect to the restatement.
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

•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale and are net of returns and exclude sales tax. Revenues from stored value cards, which include gift cards and returned merchandise credits, are deferred and recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $13.5 million and $14.9 million at April 29, 2006, and January 28, 2006, respectively, and these amounts are included in deferred revenue in the accompanying consolidated balance sheets. The Company did not recognize income from unredeemed stored value cards.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $43.1 million at both April 29, 2006 and at January 28, 2006.

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

•	Self-insurance reserves. The Company records estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous three months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare on a per claim basis for workers’ compensation and casualty insurance. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be impacted if future claim experience differs significantly from the historical trends and the actuarial assumptions. The self-insurance reserves were $18.4 million and $21.9 million at April 29, 2006 and April 30, 2005, respectively.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At April 29, 2006, the actuarial assumptions of our plans have remained unchanged from our 2005 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty plus provide DSW with the ability to communicate with its customers and enhance its understanding of their spending trends. While the program develops customer loyalty, it also provides DSW with valuable market intelligence and

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

•	Change in fair value of Warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Prior to fiscal 2005 the Company did not have any derivatives designated as hedges. During the quarter ended April 29, 2006, the Company recorded a non-cash charge related to the change in the fair value of the warrants of $64.8 million. During fiscal 2005 the Company recorded a charge related to the change in the fair value of the warrants of $144.2 million, including a $134.2 million charge relating to the initial recording of the conversion warrants. The initial recording and change in fair value of the warrants were non-cash in nature. During the period ended April 29, 2006 and for the year ended January 28, 2006, the Company did not have any derivative financial instruments that were held or issued and accounted for as hedges of anticipated transactions and there were no outstanding swap agreements.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended April 29, 2006, we established no additional valuation reserves. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carryforwards and wrote off $4.0 million in deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended
	April 29,	April 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	(59.7)	(60.5)

Gross profit	40.3	39.5
Selling, general and administrative expenses	(38.5)	(41.1)
License fees and other income	0.2	0.2
Change in fair value of warrants	(9.0)

Operating loss	(7.0)	(1.4)
Interest expense, net	(0.3)	(1.4)

Loss before income taxes and minority interest	(7.3)	(2.8)

(Provision) benefit for income taxes	(0.8)	1.1

Loss before minority interest	(8.1)	(1.7)
Minority interest	(0.9)

Net loss	(9.0)%	(1.7)%

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
Change in Fair Value of Warrants. During the three months ended April 29, 2006, the Company recorded non-cash charges of $64.8 million representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no derivative instruments outstanding for the three months ended April 30, 2005.
License Fees and Other Income. License fees and other income were $1.6 million and $1.5 million for the three months ended April 29, 2006 and April 30, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Loss. Operating loss for the quarter ended April 29, 2006 was $50.1 million compared to an operating loss of $9.4 million, an increase in operating loss of $40.7 million. The increase in operating loss is due to the change in the fair value of the warrants during the three months ended April 29, 2006 of $64.8 million. Operating loss as a percentage of sales was a loss of 7.0% and 1.4% for April 29, 2006 and April 30, 2005, respectively.
Operating (loss) profit as a percent of sales by segment in the first quarter was:

	Three months ended
	April 29, 2006	April 30, 2005

Value City	(23.7)%	(5.4)%
DSW	8.8%	5.3%
Filene’s Basement	(4.0)%	(9.0)%

Total	(7.0)%	(1.4)%

Interest Expense, Net. Net interest expense for the quarter decreased $7.1 million to $2.5 million. The decrease is due primarily to a decrease of $165.5 million in average borrowings during the three months ended April 29, 2006, compared to the three months ended April 30, 2005 and a decrease in our weighted average borrowing rate of 1.6%.
Income Taxes. The effective tax rate for the three months ended April 29, 2006 was a negative 11.1% reflecting the impact of the change in fair value on the mark to market accounting for the warrants, which are not tax deductible. The three months ended April 30, 2005 effective tax rate of 39.9% excludes the impact of the change in fair value on the mark to market accounting for the warrants.

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
Net working capital was $228.7 million and $185.0 million at April 29, 2006 and January 28, 2006, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents and increased inventory levels offset by an increase in accounts payable. Current ratios at those dates were 1.36 and 1.33, respectively.
Net cash provided by operating activities was $34.7 million for the three months ended April 29, 2006 as compared to $25.1 million used in operating activities for the three months ended April 30, 2005. The increase of net cash provided by operating activities is primarily due to the change in the fair value of warrants by $64.8 million during the first quarter of fiscal 2006, offset by a $53.5 million increase in net loss versus the first quarter of fiscal 2005.
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
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented during the quarter ended April 29, 2006.
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
During fiscal 2005, subsequent to the first quarter, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $144.2 million. As of April 29, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $182.1 million. The $138.0 million value ascribed to the Conversion Warrants was estimated as of April 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.86%; expected life of 1.04 years; expected volatility of 45%; and an expected dividend yield of 0%. The $44.1 million value ascribed to the Term Loan Warrants was estimated as of April 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.91%; expected life of 6.04 years; expected volatility of 45%; and an expected dividend yield of 0%.
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
On July 31, 2006, our management and audit committee determined to restate our financial statements for the quarter ended April 29, 2006 and to file a Form 10-K/A amending our Annual Report on Form 10-K for our fiscal year ended January 28, 2006 with restated consolidated financial statements and Form 10-Q/A amending our interim condensed consolidated financial statements for the first quarter of fiscal 2006. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-Q/A and in Note 2 entitled, “Restatement” to the accompanying condensed consolidated financial statements.
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report (April 29, 2006). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective.
In concluding that our disclosure controls and procedures were effective as of April 29, 2006, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. Specifically, management concluded that the decision to restate its financial statements was due to a change in judgment regarding certain assumptions used in determining the value assigned to the warrant liability and that the Company’s internal control system originally operated such that management’s original estimate of the warrant liability had a reasonable basis. Therefore, management believes that their original conclusions that disclosure controls and procedures and internal control over financial reporting were effective as of April 29, 2006 remain appropriate.
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

RETAIL VENTURES, INC. (Registrant)

Date: August 1, 2006	By:	/s/ James A. McGrady

James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Agreement of Lease, dated April 13, 2006, between JLP- Harvard Park, LLC, an affiliate of SSC, as landlord, and Filene’s Basement, Inc. as tenant, re: Chagrin, OH Filene’s Basement store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 8, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

* Previously filed.