Form 10-Q
period 2006-07-29
RETAIL VENTURES INC
filed 2006-09-07
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes           ☑ No
The number of outstanding Common Shares, without par value, as of August 31, 2006 was 47,011,476.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 29,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$149,360	$138,731
Short-term investments	46,925
Accounts receivable, net	20,414	19,259
Accounts receivable from related parties	376	437
Inventories	553,248	491,867
Prepaid expenses and other assets	27,399	26,814
Deferred income taxes	78,649	66,581

Total current assets	876,371	743,689

Property and equipment, net	261,443	269,126
Goodwill	25,899	25,899
Tradenames and other intangibles, net	37,095	39,217
Deferred income taxes and other assets	8,925	8,643

Total assets	$1,209,733	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	July 29,	January 28,
	2006	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$250,487	$221,444
Accounts payable to related parties	5,413	4,901
Accrued expenses
Compensation	30,317	35,085
Taxes	39,856	37,869
Other	98,148	88,403
Warrant liability	2,959	1,723
Warrant liability — related parties	168,778	168,680
Current maturities of long-term obligations	665	623

Total current liabilities	596,623	558,728

Long-term obligations, net of current maturities
Non-related parties	152,649	115,995
Related parties	50,000	50,000
Other noncurrent liabilities	91,673	87,080
Deferred income taxes	44,299	45,829
Minority interest	125,502	112,396

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 46,973,227 and 39,864,577 outstanding, respectively	271,331	159,617
Accumulated deficit	(115,725)	(36,082)
Deferred compensation expense, net		(1)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,560)	(6,929)

Total shareholders’ equity	148,987	116,546

Total liabilities and shareholders’ equity	$1,209,733	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$684,508	$666,734	$1,406,021	$1,346,779
Cost of sales	(409,557)	(407,362)	(840,445)	(819,015)

Gross profit	274,951	259,372	565,576	527,764

Selling, general and administrative expenses	(264,793)	(265,547)	(542,317)	(544,889)
Change in fair value of warrants	(311)	(28)	(1,237)	(28)
Change in fair value of warrants — related parties	(15,032)	(137,555)	(78,915)	(137,555)

License fees and other income	1,660	3,993	3,222	5,511

Operating loss	(3,525)	(139,765)	(53,671)	(149,197)

Non-related parties interest expense	(3,418)	(5,516)	(6,284)	(8,640)
Related parties interest expense	(1,264)	(5,062)	(2,528)	(11,620)

Total interest expense	(4,682)	(10,578)	(8,812)	(20,260)
Interest income	2,339	144	3,977	191

Interest expense, net	(2,343)	(10,434)	(4,835)	(20,069)

Loss before income taxes and minority interest	(5,868)	(150,199)	(58,506)	(169,266)

Provision for income taxes	(4,473)	(7,775)	(10,319)	(167)

Loss before minority interest	(10,341)	(157,974)	(68,825)	(169,433)

Minority interest	(5,660)	723	(12,124)	723

Net loss	$(16,001)	$(157,251)	$(80,949)	$(168,710)

Basic and diluted loss per share:	$(0.36)	$(4.03)	$(1.88)	$(4.49)

Shares used in per share calculations:
Basic and diluted	45,013	39,037	43,037	37,600
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(168,710)				(168,710)
Initial public offering of subsidiary					110,681				110,681
Capital transactions of Subsidiary					222				222
Exercise of stock options	5,248		23,760						23,760
Tax benefit related to stock options exercised			9,472						9,472
Amortization of deferred compensation expense						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(20,120)						(20,120)

Balance, July 30, 2005	39,359	8	$156,589	$0	$(15,051)	$(2)	$(59)	$(7,068)	$134,409

Balance, January 28, 2006	39,857	8	$159,617	$0	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss					(80,949)				(80,949)
Minimum pension liability, net of income tax benefit of $237								369	369

Total comprehensive loss									(80,580)
Capital transactions of Subsidiary					1,306				1,306
Stock based compensation expense, before related tax effects			215						215
Exercise of stock options	109		854						854
Exercise of warrants	7,000		110,317						110,317
Tax benefit related to stock options exercised			329						329
Reclassification of unamortized deferred compensation			(1)			1

Balance, July 29, 2006	46,966	8	$271,331	$0	$(115,725)	$0	$(59)	$(6,560)	$148,987

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	July 29,	July 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(80,949)	$(168,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	602	3,819
Stock based compensation expense	215
Stock based compensation expense of subsidiary	1,557
Depreciation and amortization	27,757	28,928
Change in fair value of warrants ($78,915 and $137,555 — related parties, respectively)	80,152	137,583
Deferred income taxes and other noncurrent liabilities	(12,197)	8,029
Tax benefit related to stock options exercised		9,472
Loss on disposal of assets	1,370	371
Minority interest in consolidated subsidiary	12,124	(723)
Other	729	451
Change in working capital, assets and liabilities:
Accounts receivable	(1,094)	(9,170)
Inventories	(61,381)	(86,059)
Prepaid expenses and other assets	(299)	(11,284)
Accounts payable	29,520	61,078
Proceeds from lease incentives	3,562	4,600
Accrued expenses	6,887	(6,429)

Net cash provided by (used in) operating activities	8,555	(28,044)

Cash flows from investing activities:
Capital expenditures	(19,214)	(21,597)
Proceeds from sale of assets	4	91
Purchases of available-for-sale investments	(69,025)
Maturities and sales from available-for-sale investments	22,100

Net cash used in investing activities	(66,135)	(21,506)

Cash flows from financing activities:
Payments of capital lease obligations	(304)	(309)
Payments on convertible loan		(25,000)
Payments on term loan		(100,000)
Net increase (decrease) in revolving credit facility	37,000	(91,500)
Debt issuance costs	(1,170)	(3,527)
Proceeds from exercise of warrants	31,500
Proceeds from exercise of stock options	854	23,760
Proceeds from sale of stock of subsidiary		278,418
Excess tax benefit — related to stock option exercises	329

Net cash provided by financing activities	68,209	81,842

Net increase in cash and equivalents	10,629	32,292
Cash and equivalents, beginning of period	138,731	29,258

Cash and equivalents, end of period	$149,360	$61,550

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

The Company operates three segments in the United States of America (“United States”). Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells better-branded shoes and accessories. As of July 29, 2006, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 205 DSW stores located in major metropolitan areas throughout the United States and 26 Filene’s Basement stores located primarily in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, to 214 locations for other non-related retailers in the United States.

On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of July 29, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to Schottenstein Stores Corporation (“SSC”), Cerberus Partners, L.P. (“Cerberus”) and Millennium Partners, L.P. (“Millennium”) and under other debt financings (see Note 16, “Subsequent Events”), although it continues to evaluate financing options in light of market conditions and other factors. Retail Ventures is subject to (a) contractual obligations with lenders under its senior loan facility to retain ownership of at least 55% by value of the common shares of DSW for so long as the senior loan facility remains outstanding and (b) contractual obligations with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.

Value City. Located in the Midwest, mid-Atlantic and southeastern United States and operating principally under the name Value City for over 80 years this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW. Located in major metropolitan areas throughout the United States, DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. On May 30, 2006, DSW entered into an Amended and Restated Supply Agreement (the “Amended Agreement”) to supply shoes to Stein Mart. Under the terms of the Amended Agreement, DSW will be the exclusive supplier of shoes to all Stein Mart stores that have shoe departments and will supply merchandise to an additional 102 Stein Mart stores in 2007. The Amended Agreement is consistent with the prior agreement except that it now terminates on December 31, 2009, and will automatically extend for another three years in the event that neither party gives notice of its intent not to renew. As of July 29, 2006, DSW operated 156 leased departments for Stein Mart, 57 for Gordmans and one for Frugal Fannie’s Fashion Warehouse. Results of the supply agreements are included with the DSW segment. During the six months ended July 29, 2006, DSW opened eight new DSW stores, closed two stores, ceased operations in five leased departments, and added six new leased departments.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the six months ended July 29, 2006, Filene’s Basement closed one store.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended January 28, 2006, as amended on Form 10-K/A, as filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2006 (the “2005 Annual Report”).

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2006 was not material to the Company’s financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its consolidated financial statements.

4.	STOCK BASED COMPENSATION

On January 29, 2006, Retail Ventures adopted the fair value recognition provisions of SFAS No. 123R relating to its stock-based compensation plans. Prior to January 29, 2006, Retail Ventures had accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.

Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the six months ended July 29, 2006, for all unvested stock options, based

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Retail Ventures’ financial results for the prior periods have not been restated as a result of this adoption.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.

Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in Selling, general and administrative costs in the condensed consolidated statements of operations.

Retail Ventures Stock Compensation Plans

Retail Ventures has a 2000 Stock Incentive Plan that provides for the issuance of options to purchase up to 13,000,000 common shares or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and directors of Retail Ventures. Options generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Incentive Plan remain exercisable for a period of ten years from the date of grant.

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

Retail Ventures has a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are generally exercisable 20% per year on a cumulative basis from the date of grant and remain exercisable for a period of ten years from the date of grant.

During the three and six months ended July 29, 2006, the Company recorded stock based compensation expense of approximately $1.0 million and $1.8 million, respectively, which includes approximately $0.9 million and $1.6 million, respectively, of expenses recorded by DSW. Compensation costs of $7.1 million and $6.6 million were expensed during the six months ended July 29, 2006 and July 30, 2005, respectively, relating to stock appreciation

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
rights (“SARS”), and compensation costs of $1.3 million and $4.8 million were expensed during the three months ended July 29, 2006 and July 30, 2005, respectively relating to SARS. Included in the SARS expense for the six months ended July 29, 2006 are expenses relating to the accelerated vesting of some performance based SARS. During the six months ended July 29, 2006, less than $0.1 million was paid to settle exercised SARS.

The following table illustrates the pro forma effect on net loss and loss per share for the three and six months ended July 30, 2005 if the Company had applied the fair value recognition of SFAS No. 123.

	Three months ended	Six months ended
	July 30, 2005	July 30, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(157,251)	$(168,710)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(335)	(666)

Pro forma net loss	$(157,586)	$(169,376)

Loss per share:
Basic and diluted as reported	$(4.03)	$(4.49)
Basic and diluted pro forma	$(4.04)	$(4.50)
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of Retail Ventures common shares. The expected term of options granted is derived from historical data on exercises. The expected dividend yield curve is zero, which is based on the Company’s history and current intent of not declaring dividends to shareholders.

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	July 29,	July 30,
	2006	2005

Assumptions
Risk-free interest rate	4.86%	4.11%
Expected volatility of Retail Ventures common shares	66.79%	78.54%
Expected option term	5.0 years	4.3 years
The weighted-average fair value of each option granted for the three months ended July 29, 2006 and July 30, 2005 was $6.24 per share and $6.34 per share, respectively, and for the six months ended July 29, 2006 and July 30, 2005 was $6.94 per share and $5.01 per share, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the Company’s stock option plans and related weighted average exercise prices (“WAEP”) for the three and six months ended July 29, 2006 (shares and aggregate intrinsic value in thousands):

	Three months ended		Six months ended
	July 29, 2006		July 29, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	1,733	$5.86	1,782	$5.81
Granted	13	$16.30	25	$14.53
Exercised	(74)	$8.28	(109)	$7.86
Forfeited	(22)	$11.87	(48)	$7.93

Outstanding end of period	1,650	$5.75	1,650	$5.75

	As of July 29, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,650	$5.75	5 years	$18,614
Options exercisable	1,131	$6.25	5 years	$12,214
Shares available for additional grants	5,621
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and six months ended July 29, 2006 was $0.6 million and $0.9 million, respectively.

As of July 29, 2006, the total compensation cost related to nonvested options not yet recognized was $0.2 million with a weighted average expense recognition period remaining of 1.4 years. The total fair value of options that vested during the three and six months ended July 29, 2006 was $0.2 and $1.0 million, respectively

The following table summarizes information about options outstanding as of July 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$1.63 — $4.49	446	6 years	$2.16	263	$2.19
$4.50 — $10.00	970	5 years	$5.50	684	$5.82
$10.01 — $22.00	234	4 years	$13.60	184	$13.68

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Appreciation Rights

The SARS are subject to an Option Price Protection Provision (“OPPP”) which provides that until the Company receives certain approvals from its lenders, the issue of the options underlying the SARS is contingent. Further, if any of these SARS would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the SARS that would have vested. Pursuant to an exercise of SARS, the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the closing price of the RVI common shares on the New York Stock Exchange on the date of the exercise and the strike price per share. The OPPP does not apply once SARS are actually granted. SARS are recorded as liabilities in the balance sheets due to their ability to be settled in cash or common shares and the historical exercises being settled in cash. SARS are granted to employees and are subject to a vesting schedule or a performance vesting formula, as applicable.

Compensation costs of $1.3 million and $4.8 million and $7.1 million and $6.6 million were expensed during the three and six months ended July 29, 2006 and July 30, 2005, respectively, relating to SARS. The amount of SARS accrued at July 29, 2006 and January 28, 2006 was $10.8 million and $3.8 million, respectively.

The following table summarizes the Company’s nonvested SARS and the related WAEP for the three and six months ended July 29, 2006 (shares in thousands):

	Three months ended		Six months ended
	July 29, 2006		July 29, 2006
	Shares	WAEP	Shares	WAEP
Nonvested beginning of period	1,098	$8.59	1,286	$6.62
Granted	35	$17.23	305	$14.45
Vested	(2)	$7.47	(460)	$6.30
Forfeited

Nonvested end of period	1,131	$8.86	1,131	$8.86

DSW Stock Compensation Plan

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. Options generally vest 20% per year on a cumulative basis from the date of grant. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. DSW options, restricted stock units and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

Forfeitures of options are estimated at the grant date based on historical rates of Retail Ventures’ stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of Retail Ventures’ stock options due to the limited historical data on the DSW stock activity. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW common shares combined with the historical volatility of four similar companies’ stocks, due to the relative short historical trading history of the DSW common shares. The expected dividend yield curve is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	July 29,	July 30,
	2006	2005
Assumptions
Risk-free interest rate	4.92%	4.11%
Expected volatility of DSW common stock	41.00%	42.19%
Expected option term	4.8 years	5.0 years
The weighted-average fair value of each option granted for the three months ended July 29, 2006 and July 30, 2005 was $15.25 and $8.13 per share, respectively, and for the six months ended July 29, 2006 and July 30, 2005 was $13.39 per share and $8.13 per share, respectively.

The following table summarizes DSW’s stock option plan and related WAEP for the three and six months ended July 29, 2006 (shares and aggregate intrinsic value in thousands):

	Three months ended		Six months ended
	July 29, 2006		July 29, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	978	$21.40	914	$19.54
Granted	75	$31.46	183	$30.46
Exercised	(11)	$19.00	(19)	$19.00
Forfeited			(36)	$19.00

Outstanding end of period	1,042	$21.48	1,042	$21.48

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of July 29, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,042	$21.48	9 Years	$13,246
Options exercisable	146	$19.00	9 Years	$2,210
Shares available for additional grants	3,367
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and six months ended July 29, 2006 was $0.2 and $0.3 million, respectively.

As of July 29, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 4.1 years. The total fair value of options that vested during the three and six months ended July 29, 2006 was $0.9 and $1.1 million, respectively.

The following table summarizes information about DSW’s options outstanding as of July 29, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 — $20.00	775	9 years	$19.00	146	$19.00
$20.01 — $25.00	73	9 years	$24.52
$25.01 — $30.00	102	10 years	$28.04
$30.01 — $35.00	62	10 years	$31.21
$35.01 — $36.00	30	10 years	$35.79
Restricted Stock Units

Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.

Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at July

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
29, 2006 was $4.9 million and the weighted average remaining contractual life was three years. As of July 29, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 2.8 years.

The following table summarizes DSW’s restricted stock units and related WAEP for the three and six months ended July 29, 2006 (shares in thousands):

	Three and six months ended
	July 29, 2006
	Shares	WAEP
Outstanding beginning of period	131	$20.46
Granted	20	$30.34
Exercised
Forfeited	(7)	$19.00

Outstanding end of period	144	$21.80

Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the three and six months ended July 29, 2006, DSW granted approximately 9,150 and 9,600 director stock units, respectively, and expensed $0.3 million during the three and six months ended July 29, 2006, related to these grants. During the three and six months ended July 30, 2005, DSW granted approximately 15,500 director stock units, and expensed $0.4 million related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or Retail Ventures on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of his or her annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of his or her compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. As of July 29, 2006 approximately 26,600 DSW director stock units had been issued and no DSW director stock units had been settled.

5.	INVESTMENTS

Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 49 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the quarter ended July 29, 2006, $69.0 million of cash was used to purchase available-for-sale securities while $22.1 million of cash was generated by the sale of available-for-sale securities. As of July 29, 2006, the Company held $46.9 million in short-term investments and at January 28, 2006, the Company had no short-term investments.

The table below details the short-term investments classified as available-for-sale securities outstanding at July 29, 2006 (in thousands):

July 29, 2006
Maturity of
Less Than 1 Year

Aggregate fair value	$46,925
Net gains in accumulated other comprehensive income
Net losses in accumulated other comprehensive income

Net carrying amount	$46,925

6.	LONG-TERM OBLIGATIONS

On July 5, 2005, Retail Ventures amended, or amended and restated, its then-existing credit facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of which remained outstanding as of July 29, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.

The Company is not subject to any financial covenants; however, the Credit Facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements. The VCDS Revolving Loan and the Non-Convertible Loan also remain subject to an Intercreditor Agreement, as the same was amended and restated in its entirety on July 5, 2005, which provides for an established order of payment of obligations from the proceeds of collateral upon default.

The Credit Facilities are described more fully below:

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revolving Credit Facilities

$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan

On July 5, 2005, Retail Ventures and its affiliates amended and restated the VCDS Revolving Loan, which was originally entered into in June 2002 (the “June 2002 Revolving Credit Facility”). Pursuant to the VCDS Revolving Loan, (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the DSW common shares held by Retail Ventures and the common shares of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding common shares of DSW owned by Retail Ventures. At July 29, 2006, $63.4 million was available under the VCDS Revolving Loan, direct borrowings aggregated $125.0 million and $25.0 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan, direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan

Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility in July 2005, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At July 29, 2006 and January 28, 2006, $128.3 million and $136.4 million, respectively, were available under the DSW Revolving Loan and no direct borrowings were outstanding. At July 29, 2006 and January 28, 2006, $21.7 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan

On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan as a non-convertible loan. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a Non-Convertible Loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009 and it is not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Non-Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures common shares.

See Note 16 for subsequent events discussion.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	PENSION BENEFIT PLANS

The Company has three qualified defined benefit pension plans which it assumed at the time of previous acquisitions of three separate companies. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code. Contributions are provided not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a February 1 measurement date for its plans.

The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and six months ended July 29, 2006 and July 30, 2005:

	Three months ended		Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

	(in thousands)
Service cost	$11	$12	$21	$23
Interest cost	362	366	725	732
Expected return on plan assets	(443)	(393)	(886)	(786)
Amortization of transition asset	(9)	(10)	(19)	(19)
Amortization of net loss	150	175	301	350

Net periodic benefit cost	$71	$150	$142	$300

The Company anticipates contributing approximately $1.9 million in fiscal 2006 to meet minimum funding requirements. As of July 29, 2006, the Company has not contributed any of the $1.9 million contribution required in fiscal 2006.

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

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of July 29, 2006 and January 28, 2006, the Company had outstanding approximately 3,000 restricted common shares, which represent less than 1% of the common basic and diluted shares outstanding.

Warrants

As a result of the previously discussed credit facilities’ modifications made on July 5, 2005 (see Note 6, “Long-Term Obligations”), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). As a result of the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. Prior to July 5, 2005, the Term Loan Warrants were recorded on the balance sheet within equity. The difference of $20.1 million between the book value of the Warrants and the fair value at the time the Warrants were modified was reclassified to a liability and was recorded to common shares. The Conversion Warrants liability is for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Condensed Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $134.2 million. For the three months and six months ended July 29, 2006, the Company recorded a charge of $15.3 million and $80.2 million, respectively, for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, as changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $171.7 million and $170.4 million at July 29, 2006 and January 28, 2006, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

During the three and six months ended July 29, 2006, Retail Ventures issued 2,000,000 and 7,000,000, respectively, of its common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercise of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $9,000,000 and $31,500,000, respectively, during the three and six months ended July 29, 2006.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.	EARNINGS PER SHARE

Basic earnings (loss) per share are based on the net loss and a simple weighted average of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares, related to outstanding stock options, SARS and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted earnings (loss) per share calculation is the net loss adjusted to remove the effect of interest, adjusted for tax, on the convertible debt. The denominator is the weighted average number of shares outstanding.

For the three months and six months ended July 29, 2006 and July 30, 2005, all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive. The total amount of securities outstanding at July 29, 2006 and July 30, 2005 that were not included in dilutive earnings per share because to do so would have been anti-dilutive for the periods presented, but could potentially dilute basic earnings per share in the future are:

	July 29,	July 30,
	2006	2005

	(in thousands)
SARS	1,615	1,511
Stock options	1,650	2,311
Term Loan Warrants	4,413	2,955
Conversion Warrants	9,667	16,667

Total potentially dilutive instruments	17,345	23,444

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $6.6 million and $6.9 million at July 29, 2006 and January 28, 2006, respectively, relates to the Company’s minimum pension liability, net of income tax. For the six months ended July 29, 2006 the comprehensive loss was $80.6 million. For the six months ended July 30, 2005, the comprehensive loss was the same as the net loss.

12.	TAX VALUATION

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of July 29, 2006 and January 28, 2006 was $13.4 million. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tax rate of 17.6% for the six month period ended July 29, 2006, reflects the negative impact of the change in fair value of warrants included in book loss but not tax loss and the deferred tax liability related to the book tax difference in DSW’s basis.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Six months ended
	July 29,	July 30,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$4,724	$5,336
Related parties	$2,514	$13,826
Income taxes	$25,420	$5,847

Noncash activities:
Changes in accounts payable due to asset purchases	$(35)	$(2,390)
Additional paid in capital transferred from warrant liability for warrant exercises	$78,817
14.	SEGMENT REPORTING

The Company is managed in three operating segments: Value City, DSW and Filene’s Basement. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating (loss) profit, which is defined as (loss) profit before interest expense, income taxes and minority interest.

The tables below present segment statement of operations information for the three and six months ended July 29, 2006 and for the three and six months ended July 30, 2005.

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Three months ended July 29, 2006
Net Sales	$290,362	$301,302	$92,844	$684,508
Operating (loss) profit	(25,455)	23,097	(1,167)	(3,525)
Depreciation and amortization	6,777	4,891	2,248	13,916
Interest expense	3,417	142	1,123	4,682
Interest income	218	2,117	4	2,339
Benefit (provision) for income taxes	4,286	(9,731)	972	(4,473)

Capital expenditures	$2,537	$8,256	$2,986	$13,779

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s	Intersegment
	Value City	DSW	Basement	Eliminations	Total
	(in thousands)
Three months ended July 30, 2005
Net Sales	$301,170	$276,211	$89,353		$666,734
Operating (loss) profit	(155,197)	20,688	(5,256)		(139,765)
Depreciation and amortization	7,330	4,861	2,324		14,515
Interest expense	8,064	5,079	1,996	$(4,561)	10,578
Interest income	3,720	67	918	(4,561)	144
(Provision) benefit for income taxes	(3,949)	(6,425)	2,599		(7,775)

Capital expenditures	$2,202	$9,929	$1,145		$13,276

			Filene’s
	Value City	DSW	Basement	Total
	(in thousands)
Six months ended July 29, 2006
Net Sales	$604,789	$617,789	$183,443	$1,406,021
Operating (loss) profit	(99,847)	50,986	(4,810)	(53,671)
Depreciation and amortization	13,489	9,792	4,476	27,757
Interest expense	6,416	282	2,114	8,812
Interest income	385	3,581	11	3,977
Benefit (provision) for income taxes	8,195	(21,425)	2,911	(10,319)

Capital expenditures	$3,164	$12,488	$3,597	$19,249

As of July 29, 2006
Total assets	$510,133	$542,835	$156,765	$1,209,733

			Filene’s	Intersegment
	Value City	DSW	Basement	Eliminations	Total
	(in thousands)
Six months ended July 30, 2005
Net Sales	$612,625	$558,017	$176,137		$1,346,779
Operating (loss) profit	(171,889)	35,741	(13,049)		(149,197)
Depreciation and amortization	14,672	9,580	4,676		28,928
Interest expense	15,956	8,613	3,494	$(7,803)	20,260
Interest income	6,360	80	1,554	(7,803)	191
Benefit (provision) for income taxes	4,710	(10,977)	6,100		(167)

Capital expenditures	7,133	15,508	1,346		23,987

As of January 28, 2006
Total assets	$451,727	$501,459	$133,388		$1,086,574

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	COMMITMENTS AND CONTINGENCIES

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.

DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative class definitions to identify consumers who made purchases at certain stores in Ohio, Michigan, and Illinois. On July 26, 2006, the Michigan federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit.

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

DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft, the early stage of lawsuits asserted against DSW and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. To the Company’s knowledge, no class action lawsuits brought

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
by consumers alleging claims similar to those asserted in the putative class actions against DSW have been litigated against other merchants which have experienced similar data thefts. As the situation develops and more information becomes available to the Company, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.

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

On August 30, 2006, the Illinois case was dismissed.

On August 10, 2006 Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIESsm (Premium Income Exchangeable SecuritiesSM) in the aggregate principal amount of $125,000,000 ($143,750,000 if the underwriter exercises in full its option to purchase additional PIES pursuant to the underwriting agreement). The closing of the transaction took place on August 16, 2006.

The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 4,560,500 DSW Class A Common Shares (or 5,244,575 DSW Class A Common Shares if the underwriter exercises in full its option to purchase additional PIES pursuant to the underwriting agreement), subject to adjustment as provided in the PIES.

RVI used the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50 million Non-Convertible Loan, together with fees and expenses. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in three segments: Value City, Filene’s Basement and DSW. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of July 29, 2006, there were 113 Value City stores in operation. DSW is a leading United States specialty branded footwear retailer operating 205 shoe stores in 33 states as of July 29, 2006. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located primarily in major metropolitan areas of the United States such as Boston, New York, Atlanta, Chicago and Washington, D.C. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of July 29, 2006, there were 26 Filene’s Basement stores in operation.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of July 29, 2006.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of July 29, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.

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
Forward-Looking Statements
Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q, including information incorporated by reference herein, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our Annual Report for the fiscal year ended January 28, 2006, as amended on Form 10-K/A, as filed with the Securities and Exchange Commission on August 2, 2006 (the “2005 Annual Report”) as supplemented by Item 1A, Part II of this Report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2005 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenue from merchandise sales is recognized at the point of sale and is net of returns and excludes sales tax. Revenue from stored value cards, which include gift cards and returned merchandise credits, is deferred and is recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $14.2 million and $14.9 million at July 29, 2006 and January 28, 2006, respectively, and these amounts are included in the accompanying consolidated balance sheet within Accrued expenses — other. The Company did not recognize income from unredeemed stored value cards during the six months ended July 29, 2006 and July 30, 2005.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market was $44.9 million and $43.1 million at July 29, 2006 and January 28, 2006, respectively.
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
•	Short-term investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 49 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income. As of July 29, 2006, the Company held $46.9 million in short-term investments and at January 28, 2006, the Company had no short-term investments.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.
During the quarter ending July 29, 2006, the Company recorded charges associated with the closing of two DSW stores. The operating lease at one of the two stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005. These estimates are monitored on at least a quarterly basis for changes in circumstances.
The table below sets forth the significant components and activity related to these closing reserves:

	Balance at 1/28/06	Related Charges	Payments	Adjustments	Balance at 7/29/06
	(in thousands)
Employee severance and termination benefits	$277	$55	$(296)		$36
Lease Costs	2,130	392	(440)	$233	2,315
Other					—

Total	$2,407	$447	$(736)	$233	$2,351

	Balance at 1/29/05	Related Charges	Payments	Adjustments	Balance at 7/30/05
	(in thousands)
Employee severance and termination benefits	$599	$—	$(599)	$—	$—
Lease Costs	674	4,686	(342)		5,018
Other	39	154	(20)		173

Total	$1,312	$4,840	$(961)	$—	$5,191
We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding impairment may differ from our current estimates.
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous three months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at July 29, 2006, by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $17.6 million at both July 29, 2006 and January 28, 2006.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At July 29, 2006, the actuarial assumptions of our plans have remained unchanged from our 2005 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At July 29, 2006, the weighted-average actuarial assumptions applied to our plans were: discount rate 5.75%, assumed salary increases 3.5% and long-term rate of return on plan assets 8.0%
•	Customer loyalty program. We maintain a customer loyalty program for our Value City stores. The “VPlus” program is designed to promote customer awareness and loyalty and provide Value City with the ability to communicate with its customers and enhance its understanding of their spending trends. This program does not provide the members with a discount that would need to be accrued and the costs associated with operating the program are expensed as incurred.
We maintain a customer loyalty program for our DSW stores in which customers receive a future discount on qualifying purchases. The “Reward Your Style” program is designed to promote customer awareness and loyalty and provide DSW with the ability to communicate with its customers and enhance its understanding of their spending trends. Upon reaching the target level, customers may redeem these discounts on a future purchase. These future discounts must be redeemed within six months. We accrue the estimated costs of the anticipated redemptions of the discount earned at the time of the initial purchase and charge such costs to selling, general and administrative expense based on historical experience. The estimates of the costs associated with the loyalty program require us to make assumptions related to customer purchase levels and redemption rates. DSW’s accrued liability as of July 29, 2006 and January 28, 2006 with respect to these costs was $10.9 million and $8.3 million, respectively. To the extent assumptions of purchase levels and redemption sales vary from actual results, earnings would be impacted.
•	Change in fair value of warrants. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and six months ended July 29, 2006 the Company recorded a charge related to the change in fair value of warrants of $15.3 million and $80.2 million, respectively. For the three and six months ended July 30, 2005 the Company recorded a charge related to the change in fair value of warrants of $137.6 million, including $134.2 million relating to the initial recording of the Conversion Warrants.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended July 29, 2006, we established no additional valuation reserves. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carryforwards and wrote off $4.0 million in deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio.
Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended		Six months ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(59.8)	(61.1)	(59.8)	(60.8)

Gross profit	40.2	38.9	40.2	39.2
Selling, general and administrative expenses	(38.7)	(39.8)	(38.5)	(40.5)
Change in fair value of warrants	(2.2)	(20.6)	(5.7)	(10.2)
License fees and other income	0.2	0.6	0.2	0.4

Operating loss	(0.5)	(20.9)	(3.8)	(11.1)

Interest income	0.3	0.0	0.3	0.0
Interest expense	(0.7)	(1.6)	(0.6)	(1.5)

Loss before income taxes and minority interest	(0.9)	(22.5)	(4.1)	(12.6)
Provision for income taxes	(0.6)	(1.1)	(0.8)	0.0

Loss before minority interest	(1.5)	(23.6)	(4.9)	(12.6)
Minority interest	(0.8)	0.0	(0.9)	0.1

Net loss	(2.3)%	(23.6)%	(5.8)%	(12.5)%

THREE MONTHS ENDED JULY 29, 2006 COMPARED TO THREE MONTHS ENDED JULY 30, 2005
Net Sales. Net sales increased $17.8 million, or 2.7%, from $666.7 million to $684.5 million. Comparable store sales increased 0.6% and, by segment, were:

	Three months ended
	July 29, 2006	July 30, 2005

	(Decrease) Increase
Value City	(2.2)%	(4.8)%
DSW	2.2%	3.3%
Filene’s Basement	5.4%	1.6%

Total	0.6%	(1.1)%

Value City net sales decreased $10.8 million to $290.4 million. During fiscal 2005 and ongoing, Value City transitioned to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe category during the third quarter of fiscal 2005. The sales for comparable stores decreased 2.2% due to declines in customer traffic, and the exiting of health and beauty aids, non-gourmet foods and certain other hardlines businesses. All stores in the segment are in a comparative store base. In addition, during the second quarter of fiscal 2006, Value City operated one less store than in the previous year.
The decrease in comparable sales at Value City is comprised of decreases in childrens, hardlines, intimate apparel and jewelry of 11.8%, 11.2%, 10.6% and 10.3%, respectively. Ladies sales increased over the comparable period by 2.7% while mens increased 1.8%. During the comparable quarters, the number of transactions in the Value City stores decreased 7.5% while the average unit retail increased 14.1%, the number of units in the basket decreased 7.3% and the average customer basket increased 5.7%.
DSW net sales were $301.3 million, a $25.1 million increase over the comparable period, or a 9.1% increase. Comparable store sales in the quarter improved 2.2%. The increase in DSW sales includes a net increase of 21 DSW stores and seven non-affiliated leased shoe departments. The DSW store locations and the leased shoe departments opened subsequent to July 30, 2005 added $18.3 million and $1.1 million, respectively. DSW comparable sales in the merchandise categories of womens, athletics and accessories had increases of 3.3%, 0.8% and 2.7% respectively. The mens category decreased by 0.8% for the quarter primarily due to a decrease in dress class sales. The increases in womens were in the dress and casual classes, while the increase in athletics was driven by the fashion athletic class. The increase in accessories resulted from an increase in handbags.
Filene’s Basement net sales increased $3.5 million, or 3.9%, in the quarter to $92.8 million and comparable store sales increased 5.4%. In addition, during the second quarter of fiscal 2006, Filene’s Basement operated one less store than in the previous year. This store had net sales of $0.8 million in the comparable three month period ended July 30, 2005. The merchandise categories of mens, ladies and childrens had comparable sale increases of 8.7%, 3.5% and 29.8%, respectively. Home goods and jewelry comparable sales decreased 3.3% and 1.4%, respectively. The childrens and jewelry categories represent 1.9% and 5.9% of total comparative stores sales, respectively.
Gross Profit. Total gross profit increased $15.6 million from $259.4 million to $275.0 million. Gross profit, as a percent of sales, increased to 40.2% compared to 38.9% for the prior year’s period. The increase in the overall margin rate is attributable to positive comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	July 29, 2006	July 30, 2005

Value City	37.9%	36.9%
DSW	43.4%	42.4%
Filene’s Basement	36.9%	35.0%

Total	40.2%	38.9%

Value City’s overall gross profit increased 100 basis points as a percent of sales from the comparable period of fiscal 2005. This rate increase is attributable to an increase in markup on goods available for sale and a decrease in markdown rate. Segment markdowns for the quarter were $3.2 million less than the comparable prior year period.
DSW gross profit increased $13.6 million to $130.7 million in the second quarter of fiscal 2006 from $117.1 million in the second quarter of fiscal 2005, and increased as a percent of net sales from 42.4% in the second quarter of fiscal 2005 to 43.4% in the second quarter of fiscal 2006. The increase as a percent to sales is primarily attributable to an increased initial markup and a reduction in markdowns as a percent of sales. A reduction of the internal shrink accrual rate resulted in an increase in gross margin of $0.5 million for the three months ended July 29, 2006 over the comparable prior year period.
Filene’s Basement gross profit increased by $3.0 million from the comparable period of fiscal 2005 and increased as a percent of net sales from 35.0% in the second quarter of 2005 to 36.9% in the second quarter of 2006. The increase as a percent of sales is primarily attributable to an increased initial markup and lower markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.7 million from $265.5 million to $264.8 million. As a percent of sales, SG&A expense was 38.7% compared to 39.8% in the comparable quarter last year. During the three months ended July 29, 2006, the Company recorded a reduction of expenses of $2.8 million relating to the proceeds from the settlement of the Visa Check/Master Money Antitrust Litigation. During 2005, the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit.
SG&A expense, as a percent of sales by segment, was:

	Three months ended
	July 29, 2006	July 30, 2005

Value City	41.7%	43.7%
DSW	35.8%	35.1%
Filene’s Basement	40.6%	43.4%

Total	38.7%	39.8%

The Value City segment’s SG&A expense decreased $10.5 million and 2.0% as a percent of sales for the three months ended July 29, 2006 compared to the three months ended July 30, 2005. The decrease in SG&A expenses is the result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales and a $2.2 million credit from a credit card antitrust settlement. In addition, during the three months ended July 30, 2005, Value City closed a related party leased warehouse facility and recorded $2.8 million in expenses associated with the closing.
DSW segment SG&A expense increased $10.9 million and increased 0.7% as a percent of sales for the three months ended July 29, 2006 compared to the three months ended July 30, 2005. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to July 30, 2005 was $6.3 million for the three months ended July 29, 2006. Pre-opening costs, which are expensed as incurred, decreased approximately $0.5 million to $1.5 million during the three months ended July 29, 2006 compared with the three months ended July 30, 2005. Advertising expenses decreased $2.8 million during the three months ended July 29, 2006 compared with the same period in the prior year and DSW recorded a benefit of $0.6 million from a settlement of a credit card antitrust agreement during the three months ended July 29, 2006. These decreases were offset by increases in home office and corporate expenses of $6.4 million over the comparable prior year period.
The Filene’s Basement segment’s SG&A expenses decreased $1.1 million and decreased 2.8% as a percent of sales for the three months ended July 29, 2006 compared to the three months ended July 30, 2005. SG&A decreased as a percent of sales as a result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales. Pre-opening costs increased in Filene’s Basement by approximately $0.3 million during the three months ended July 29, 2006 compared with the three months ended July 30, 2005.
Change in Fair Value of Warrants. During the three months ended July 29, 2006 and July 30, 2005, the Company recorded a non-cash charge of $15.3 million and $137.6 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants.
License Fees and Other Income. License fees and other income were $1.7 million and $4.0 million for the three months ended July 29, 2006 and July 30, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, during the three months ended July 30, 2005, we have complied with the State’s new Commercial Activity Tax. We have reflected a $2.2 million benefit in the three months ended July 30, 2005 of which $1.7 million and $0.5 million were attributable to the Value City and DSW segments, respectively.
Operating Loss. Operating loss for the quarter ended July 29, 2006 was $3.5 million compared to an operating loss of $139.8 million for the quarter ended July 30, 2005, an improvement of $136.3 million. Operating losses a percent of sales was a loss of 0.5% and a loss of 20.9% for July 29, 2006 and July 30, 2005, respectively.
Operating (loss) profit as a percent of sales by segment in the second quarter was:

	Three months ended
	July 29, 2006	July 30, 2005

Value City	(8.8)%	(51.5)%
DSW	7.7%	7.5%
Filene’s Basement	(1.3)%	(5.9)%

Total	(0.5)%	(20.9)%

Interest Expense, Net. Net interest expense for the quarter ended July 29, 2006 decreased $8.1 million to $2.3 million. The decrease is due primarily to the write-off of unamortized debt issuance costs for the Company’s term loans and original revolving credit facility of $2.0 million during the three months ended July 30, 2005, a decrease in our weighted average borrowing rate of 1.0% and a decrease of $91.4 million in average borrowings during the three months ended July 29, 2006, compared to the three months ended July 30, 2005. Interest income increased $2.2 million over the same period last year. The increase in interest income is due primarily to the increase in DSW cash and investments over the same period in the prior year.

Income Taxes. The three months ended July 29, 2006 reflects a tax expense of $4.5 million or a negative 76.2% effective tax rate as compared to negative 5.2% for the three months ended July 30, 2005. The tax rate of negative 76.2% reflects the negative impact of the change in fair value on the mark to market accounting for the Term Loan Warrants and the Conversion Warrants included for book income but not tax income. During the three months ended July 30, 2005, the effective tax rate also included the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio.
Minority Interest. For the second quarter of fiscal 2006, RVI’s loss increased by $5.7 million compared to a reduction of $0.7 million of RVI’s loss in the second quarter of fiscal 2005, to reflect that portion of DSW operations minority shareholders had recognized for the DSW segment.
Net Loss. For the second quarter of fiscal 2006, net loss decreased $141.3 million from the second quarter of fiscal 2005 and represents (2.3)% versus (23.6)% of net sales, respectively. The net loss for the second quarter of fiscal 2006 was primarily attributable to the $15.3 million non-cash change in fair value on warrants recorded during the second quarter of 2006. The net loss for the second quarter of fiscal 2005 was primarily attributable to the $137.6 million non-cash change in fair value of warrants partially offset by a decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit.
SIX MONTHS ENDED JULY 29, 2006 COMPARED TO SIX MONTHS ENDED JULY 30, 2005
Net Sales. Net sales increased $59.2 million, or 4.4%, from $1,346.8 million to $1,406.0 million. Comparable store sales increased 2.1% and, by segment, were:

	Six months ended
	July 29, 2006	July 30, 2005
	Increase (Decrease)
Value City	0.2%	(6.4)%
DSW	3.2%	3.9%
Filene’s Basement	5.0%	1.8%

Total	2.1%	(1.8)%

Value City’s net sales decreased $7.8 million to $604.8 million. The sales for comparable stores increased 0.2% due to an average unit retail increase offset by a decrease in the number of transactions. All stores in the segment are in the comparative stores base. In addition, during the fiscal 2006 period, Value City operated three less stores than in the previous year. These stores had net sales of $10.3 million in the six month period ended July 30, 2005. Comparable sales is comprised of decreases in hardlines, childrens, intimate apparel and jewelry of 11.3%, 10.8%, 11.2% and 3.7%, respectively. Comparable sales of ladies and mens increased 7.3% and 6.1%, respectively. During the comparable six months, the number of transactions in the Value City stores decreased by 6.8% while the average unit retail increased 16.2%, the number of units in the basket decreased 7.5% and the average customer basket increased 7.6%. Sales have been impacted as a result of the decrease in the number of transactions and the exiting of health and beauty aids, non-gourmet foods and certain other hardlines businesses due to changes in the merchandising strategy.

DSW net sales were $617.8 million, a $59.8 million increase over the comparable period, or a 10.7% increase. Comparable store sales in the six months ended July 31, 2005 improved 3.2%. The increase in DSW sales includes a net increase of 21 DSW stores and seven non-affiliated leased shoe departments. The DSW store locations and the leased shoe departments opened subsequent to July 30, 2005, added $33.3 million and $2.0 million, respectively, in sales over the comparable six month period in fiscal 2005. DSW comparable sales in the merchandise categories of womens, athletics, mens and accessories had increases of 4.5%, 2.0%, 0.4% and 2.9%. Sales increases in the women’s category were driven by increases in the seasonal classes, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in the accessories category was driven by an increase in handbags.
Filene’s Basement net sales increased $7.3 million, or 4.1%, over the comparable period to $183.4 million. Comparable store sales increased 5.0%. In addition, during the fiscal 2006 period, Filene’s Basement operated one less store than in the previous year. This store had net sales of $1.6 million in the six month period ended July 30, 2005. Merchandise categories of mens, ladies and childrens had comparable sale increases of 6.7%, 2.2% and 18.2%, respectively. The jewelry category had a comparable sales decrease of 0.6% and home goods decreased 2.6%. The childrens and jewelry categories represent 2.1% and 5.8% of total comparative stores sales, respectively. The increase in childrens was due primarily to the sales of childrens clothes ages four through seven.
Gross Profit. Total gross profit increased $37.8 million from $527.8 million. Gross profit, as a percent of sales, increased to 40.2% compared to 39.2% for the prior year period. The increase in the overall margin rate is attributable to positive comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Six months ended
	July 29, 2006	July 30, 2005

Value City	38.1%	37.3%
DSW	43.4%	43.0%
Filene’s Basement	36.4%	33.6%

Total	40.2%	39.2%

Value City’s overall gross profit increased $2.0 million from the comparable period of fiscal 2005. Value City’s margin rate increase is attributable to a shift in strategy toward more name brand merchandise and better assortments at compelling prices. The margin on goods available for sale increased and total markdowns were $15.3 million less than the prior year’s comparable period.
DSW’s gross profit increased $28.2 million to $268.3 million in the six-month period ended July 29, 2006 from $240.1 million in the same six-month period of fiscal 2005, and increased as a percent of net sales to 43.4% in fiscal 2006 from 43.0% in the fiscal 2005. The increase is attributable to an increased initial markup. A reduction of the internal shrink accrual rate resulted in an increase in gross profit of $1.0 million in the six month period ended July 29, 2006 over the comparable prior year period.
Filene’s Basement’s gross profit increased $7.5 million from the comparable period of fiscal 2005 due to increased initial markups and a decrease in markdowns over the prior year’s rate related to reduced fall clearance merchandise than in the comparable period in the prior year.
Selling, General and Administrative Expenses. SG&A expenses decreased $2.6 million from $544.9 million to $542.3 million. As a percent of sales, SG&A expense was 38.5% compared to 40.5% in the comparable six months last year. Total SG&A expense associated with new DSW stores and new leased shoe departments, not opened as of July 30, 2005, excluding pre-opening costs, was $10.2 million for the six months ended July 29, 2006. Pre-opening costs decreased approximately $1.5 million during the six months ended July 29, 2006 compared to the six months ended July 30, 2005. During the six months ended July 29, 2006, the Company recorded a reduction of expenses of $2.8 million relating to the proceeds from the settlement of the Visa Check/Master Money Antitrust Litigation. During the six months ended July 30, 2005, the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit and DSW accrued $6.5 million related to the estimated liability for credit card data theft.
SG&A expense, as a percent of sales by segment, was:

	Six months ended
	July 29, 2006	July 30, 2005

Value City	41.7%	43.5%
DSW	35.2%	36.7%
Filene’s Basement	41.5%	43.6%

Total	38.5%	40.5%

The Value City segment SG&A expense decreased $14.5 million and decreased 1.8% as a percent of sales for the six months ended July 29, 2006 compared to the six months ended July 30, 2005. SG&A decreased as a percent of sales as a result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales and a $2.2 million credit from a credit card antitrust settlement. Value City during the six months ended July 30, 2005, closed two stores. The Company recorded a charge of approximately $1.7 million relating to the operating lease for one of these store locations and an additional $0.2 million for other store closing costs during the six months ended July 30, 2005.
DSW segment SG&A expense increased $12.8 million to $217.8 million for the fiscal 2006 six-month period from $205.0 million in the fiscal 2005 six-month period, which represented 35.2% and 36.7% of net sales, respectively. Included in the DSW SG&A expenses are costs, excluding pre-opening costs, associated with 21 new DSW stores and seven new leased shoe departments opened subsequent to July 30, 2005 of $9.7 million and $0.5 million, respectively, for the six months ended July 29, 2006. Pre-opening costs, which are expensed as incurred, decreased approximately $1.1 million during the six months ended July 29, 2006 compared with the six months ended July 30, 2005. The store occupancy expense increased as a result of increases in lease expense for new stores and an impairment charge of $0.8 million. Advertising costs decreased $4.4 million for the six months ended July 29, 2006 compared to the comparable period in the prior year and DSW recorded a benefit of $0.6 million from a settlement of a credit card antitrust agreement during the six months ended July 29, 2006. Warehouse expense decreased as a result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. These decreases were offset by increases in home office and corporate expenses of $9.0 million over the comparable prior year period, not including the accrual in fiscal 2005 for the data theft described below.
During the six months ended July 30, 2005, the DSW segment accrued an estimated liability related to the theft of credit card and other purchase information. As of July 29, 2006, potential exposures for losses related to stolen information were estimated to fall within a range of approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft, the early stage of the lawsuits asserted against DSW, and recoverability under insurance policies, if any, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations equal to the low end of the range set forth above, or $6.5 million. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.
The Filene’s Basement segment SG&A expense decreased $0.8 million and 2.1% as a percent of sales for the six months ended July 29, 2006 compared to the six months ended July 30, 2005. SG&A decreased as a percent of sales as a result of fixed costs, primarily in occupancy and salaries, being leveraged against the current period sales. Pre-opening costs, which are expensed as incurred, decreased in Filene’s Basement by approximately $0.4 million during the six months ended July 29, 2006, compared to the six months ended July 30, 2005.
Change in Fair Value of Warrants. During the six months ended July 29, 2006 and July 30, 2005, the Company recorded a non-cash charge of $80.2 million and $137.6 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants.
License Fees and Other Income. License fees and other income were $3.2 million and $5.5 million for the six months ended July 29, 2006 and July 30, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, we have complied with the State’s new Commercial Activity Tax. We have reflected in the six months ended July 30, 2005 a $2.2 million benefit of which $1.7 million and $0.5 million is attributable to the Value City and DSW segments, respectively.
Operating Loss. Operating loss for the six months ended July 29, 2006 was $53.7 million compared to an operating loss of $149.2 million for the six months ended July 30, 2005, an improvement of $95.5 million.
Operating (loss) profit as a percent of sales by segment, for the six months ended July 29, 2006 and July 30, 2005, was:

	Six months ended
	July 29, 2006	July 30, 2005

Value City	(16.5)%	(28.1)%
DSW	8.3%	6.4%
Filene’s Basement	(2.6)%	(7.4)%

Total	(3.8)%	(11.1)%

Interest Expense, Net. Net interest expense for the six months ended July 29, 2006 decreased $15.2 million compared to the six months ended July 30, 2005 to $4.8 million. The decrease is due primarily to a decrease of 1.3% in the weighted average borrowing rate, the write-off in the six months ended July 30, 2005, of unamortized debt issuance costs for the Company’s term loans and original revolving credit facility of $2.0 million and a decrease of $128.4 million in average borrowings during the six months ended July 29, 2006 compared to the six months ended July 30, 2005. Interest income increased $3.8 million over the same period last year. The increase in interest income is due primarily to the increase in DSW cash and investments over the same period in the prior year.
Income Taxes. The effective tax rate for the six months ended July 29, 2006 was negative 17.6% as compared to negative 0.1% for the six months ended July 30, 2005. The tax rate of negative 17.6% reflects the negative impact of the change in fair value on the mark to market accounting for the Term Loan Warrants and the Conversion Warrants included for book income but not tax income. The tax rate for the six months ended July 30, 2005 also included the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio and the increase in the valuation allowance of $5.5 million provided for state net operating loss carry forwards.
Minority Interest. For the six-month period ended July 29, 2006, the minority interest charge increased by $12.8 million to reflect that portion of DSW operations attributable to minority shareholders for the period subsequent to the IPO.
Net Loss. For the six-month period ended July 29, 2006, net loss decreased $87.8 million from the six-month period ended July 30, 2005 and represents (5.8)% versus (12.5)% of net sales, respectively. The net loss for the six month period ended July 29, 2006, was primarily attributable to the $80.2 million non-cash change in fair value of warrants recorded during the six months ended July 29, 2006. The net loss for the six months ended July 30, 2005, was primarily attributable to the $137.6 million non-cash change in fair value of warrants partially offset by a decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit.
LIQUIDITY AND CAPITAL RESOURCES
During the three and six months ended July 29, 2006, Retail Ventures issued 2,000,000 and 7,000,000, respectively, of its common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercise of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $9,000,000 and $31,500,000, respectively, during the three and six months ended July 29, 2006.
Our primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with expansion, remodeling and information technology development. DSW expects to invest in inventory and fixtures during the fiscal fourth quarter of 2006 related to an amended and restated supply agreement with Stein Mart to operate 102 additional leased locations. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the year and reach the highest level in the fall, peaking during the holiday selling season.

Net working capital was $279.7 million and $185.0 million at July 29, 2006 and January 28, 2006, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents, short-term investments and increased inventory levels offset by an increase in accounts payable. Current ratios at those dates were 1.5 and 1.3, respectively.
Net cash provided by operating activities was $8.6 million for the six months ended July 29, 2006 as compared to $28.0 million used in operating activities for the six months ended July 30, 2005. The increase of net cash provided by operating activities is primarily due to a reduction of the charge for the change in the fair value of warrants by $57.4 million and an $87.8 million decrease in net loss for the first six months of fiscal 2006 compared to the same period in the prior year.
Net cash used for capital expenditures was $19.2 million and $21.6 million for the six months ended July 29, 2006 and July 30, 2005, respectively, and excludes the impact of capital expenditures in accounts payable. During the six months ended July 29, 2006, capital expenditures included $8.1 million for new stores, $7.7 million for improvements in existing stores, $0.7 million for office and warehousing and $2.7 million for information technology equipment upgrades and new systems. The primary decrease in capital expenditures is due to the decrease in new store openings during the six-month period ending July 29, 2006 compared with the six-month period ending July 30, 2005.
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a $525.0 million refinancing that consisted of three separate credit facilities (collectively, the “Prior Credit Facilities”): (i) a three-year $350.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) two $50.0 million term loan facilities provided equally by Cerberus and SSC (the “Term Loans”), and (iii) an amended and restated $75.0 million senior subordinated convertible loan, initially entered into by us on March 15, 2000, which is held equally by Cerberus and SSC (the “Convertible Loan”). Prior to their amendment in July 2005 discussed below, these Prior Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries, including DSW. These Prior Credit Facilities were also subject to an Intercreditor Agreement, which provided for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
On July 5, 2005, Retail Ventures amended, or amended and restated, the Prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities (collectively, the “Credit Facilities”), each of which remained outstanding as of January 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors; (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors; and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the Revolving Credit Facility (the “June 2002 Revolving Credit Facility”) which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At July 29, 2006, $63.4 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $125.0 million and $25.0 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition , if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At July 29, 2006 and January 28, 2006, $128.3 million and $136.4 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At July 29, 2006 and January 28, 2006, $21.7 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
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
The Company issued 2,954,792 Term Loan Warrants to purchase RVI common shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the Term Loan C. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. We have granted the Term Loan C lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants.
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
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009 and it is not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures common shares at the conversion price referred to in the Non-Converitble Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW common shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW common shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures common shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures common shares.
Contractual Obligations and Off-Balance Sheet Arrangements
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $2.2 million at July 29, 2006. In addition, we signed lease agreements for 37 new store locations with annual aggregate rent of $16.6 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $10.9 million of tenant improvement allowances which will be used to fund future capital expenditures.
The Company has no “off-balance sheet” arrangements as of July 29, 2006 as that term is described by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards implemented during the six months ended July 29, 2006.
An exposure draft of the proposed amendment to FASB Statement No. 132, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R, was issued in March 2006. This exposure draft would amend the FASB Statements No. 87, 88, 106 and 132R. The intent of the exposure draft is to require an employer to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. The comment deadline on this exposure draft was May 31, 2006, with a planned effective date for fiscal years ending after December 31, 2006. The Company is reviewing the exposure draft and evaluating the impact on its consolidated financial statements.
An exposure draft of a proposed SFAS, Fair Value Measurements, was issued in June 2004. This exposure draft defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. FASB expects to issue the final statement during September 2006. The Company is reviewing the exposure draft and evaluating the impact on its consolidated financial statements.
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
We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At July 29, 2006, direct borrowings aggregated $125.0 million and an additional $46.7 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the six months ended July 29, 2006, net of income taxes, would have an approximate $0.3 million impact on our financial position, liquidity and results of operations.

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
During fiscal 2005, subsequent to the first quarter, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $134.2 million. As of July 29, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $171.7 million. The $122.4 million value ascribed to the Conversion Warrants was estimated as of July 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.95%; expected life of 0.8 years; expected volatility of 45.0%; and an expected dividend yield of 0%. The $49.3 million value ascribed to the Term Loan Warrants was estimated as of July 29, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.92%; expected life of 5.8 years; expected volatility of 45.0%; and an expected dividend yield of 0%.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of July 29, 2006, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
We contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative class definitions to identify consumers who made purchases at certain stores in Ohio, Michigan, and Illinois. On July 26, 2006, the Michigan Federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit. On August 30, 2006, the Illinois case was dismissed.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft, the early stage of lawsuits asserted against DSW and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. To our knowledge, no class action lawsuits brought by consumers alleging claims similar to those asserted in the putative class actions against DSW have been litigated against other merchants which have experienced similar data thefts. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.
Although difficult to quantify, since the announcement of the theft, we have not discerned any material negative effect on sales trends we believe is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.

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
Item 1A. Risk Factors.
We caution that information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The following factors, in addition to factors previously disclosed under the caption “Risk Factors” in our 2005 Annual Report, and other possible factors not listed, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
Retail Ventures is a holding company and relies on its subsidiaries to make payments on its indebtedness and meet its obligations.
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. Therefore, we rely on the cash flow of our subsidiaries to meet our obligations, including our obligations under the PIES. The ability of these subsidiaries to distribute to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the facilities governing our and our subsidiaries’ indebtedness, and future indebtedness may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
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
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, we announced the theft of credit card and other purchase information related to DSW customers. This security breach could materially adversely affect our reputation and business and subject us to liability.
We rely on commercially available encryption software and on other technologies to provide security for processing and transmission of confidential customer information, such as credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, including improper acts by third parties, could result in a compromise or breach of security measures we use to protect customer transaction data. Compromises of these security systems could have a material adverse effect on our reputation and business, and may subject us to significant liabilities and reporting obligations. A party who is able to circumvent our security measures could misappropriate our information, cause interruptions in our operations, damage our reputation and customers’ willingness to shop in our stores and subject us to possible liability. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
We contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. DSW is involved in several legal proceedings arising out of this incident, including four putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the four lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other three lawsuits seek to certify classes of consumers that are limited geographically. Those cases use different putative class definitions to identify consumers who made purchases at certain stores in Ohio, Michigan, and Illinois. On July 26, 2006, the Michigan federal district court granted DSW’s motion to dismiss the Michigan lawsuit and so ordered the dismissal of that lawsuit. On August 30, 2006, the Illinois case was dismissed.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft, the early stage of lawsuits asserted against DSW and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. To our knowledge, no class action lawsuits brought by consumers alleging claims similar to those asserted in the putative class actions against DSW have been litigated against other merchants which have experienced similar data thefts. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of July 29, 2006, the balance of the associated accrual for potential exposure was $4.0 million.
Although difficult to quantify, since the announcement of the theft, we have not discerned any material negative effect on sales trends we believe is attributable to the theft. However, this may not be indicative of the long-term developments regarding this matter.
Risk Factors Relating to Our PIES
PIES holders will bear the full risk of a decline in the market price of the DSW Class A Common Shares between the pricing date for the PIES and the exchange date.
The number of DSW Class A Common Shares (or, if we elect, the cash value thereof) that the PIES holders will receive upon exchange is not fixed, but instead will depend on the applicable market value, which is the average of the volume weighted average prices of DSW Class A Common Shares during the 20 consecutive trading day period ending on the third trading day immediately preceding the exchange date (or, if exchange is accelerated as a result of a cash merger or an event of default, during the 10 consecutive trading day period ending on the trading day immediately preceding the effective date of the cash merger or the date of acceleration, respectively). The aggregate market value of the DSW Class A Common Shares (or, the cash value thereof) deliverable upon exchange may be less than the principal amount of the PIES. Specifically, if the applicable market value of the DSW Class A Common Shares is less than $27.41, the aggregate market value of the DSW Class A common shares deliverable upon exchange will be less than $50, and the holders investment in the PIES will result in a loss. Accordingly, the PIES holders will bear the full risk of a decline in the market price of the DSW Class A Common Shares. Any such decline could be substantial.
The opportunity for equity appreciation provided by an investment in the PIES is less than that provided by a direct investment in DSW Class A Common Shares.

The aggregate market value of the DSW Class A Common Shares the PIES holders receive on the exchange date (or, if we elect, the cash value thereof) will only exceed the principal amount of the PIES if the applicable market value of the DSW Class A Common Shares exceeds the threshold appreciation price of $34.95, which represents an appreciation of 27.50% over the initial price of $27.41. In this event, the PIES holders would receive on the exchange date 78.43% (which percentage is equal to the initial price of the DSW Class A Common Shares divided by the threshold appreciation price) of the value of the DSW Class A Common Shares that they would have received if they had made a direct investment in DSW Class A Common Shares. In addition, if the market value of DSW Class A Common Shares appreciates and the applicable market value is greater than the initial price but less than the threshold appreciation price, the aggregate market value of the DSW Class A Common Shares deliverable upon exchange would be only equal to the principal amount of the PIES and the PIES holders will realize no equity appreciation of the DSW Class A Common Shares.
The market price of the DSW Class A Common Shares, which may fluctuate significantly, may adversely affect the market price of the PIES.
We expect that generally the market price of DSW Class A Common Shares will affect the market price of the PIES more than any other single factor. The market price of the DSW Class A Common Shares will, in turn, be influenced by the operating results and prospects of DSW, by economic, financial and other factors and by general market conditions, including, among others:
•	developments related to DSW;

•	quarterly variations in DSW’s actual or anticipated operating results;

•	changes by securities analysts in estimates regarding DSW;

•	conditions in the retail industry;

•	the condition of the stock market;

•	general economic conditions; and

•	sales of DSW’s common shares by its existing shareholders, including Retail Ventures, or holders of rights to purchase DSW common shares.
It is impossible to predict whether the market price of DSW Class A Common Shares will rise or fall over the life of the PIES. In addition, we expect that the market price of the PIES will be influenced by interest and yield rates in the capital markets, the dividend rate, if any, on DSW Class A Common Shares, the time remaining to the maturity of the PIES, our creditworthiness and the occurrence of certain events affecting DSW that do not require an adjustment to the exchange ratio. Fluctuations in interest rates in particular may give rise to arbitrage opportunities based upon changes in the relative value of the PIES and the DSW Class A Common Shares. Any such arbitrage could, in turn, affect the market prices of the PIES and the DSW Class A Common Shares.
The PIES may adversely affect the market price for DSW Class A Common Shares.
The market price of the DSW Class A Common Shares is likely to be influenced by the PIES. For example, the market price of the DSW Class A Common Shares could become more volatile and could be depressed by (a) investors’ anticipation of the potential resale in the market of a substantial number of additional DSW Class A Common Shares received upon exchange of the PIES,

(b) possible sales of DSW Class A Common Shares by investors who view the PIES as a more attractive means of equity participation in DSW than owning DSW Class A Common Shares and (c) hedging or arbitrage trading activity that may develop involving the PIES and DSW Class A Common Shares.
The adjustments to the exchange ratio do not cover all the events that could adversely affect the market price of the DSW Class A Common Shares.
The number of DSW Class A Common Shares that the PIES holders are entitled to receive on the exchange date (or, if we elect, the cash value thereof) is subject to adjustment for certain stock splits, stock combinations, stock dividends and certain other actions by DSW that modify its capital structure. However, other events, such as offerings by DSW of DSW Class A Common Shares for cash or in connection with acquisitions, which may adversely affect the market price of DSW Class A Common Shares, may not result in an adjustment. If any of these other events adversely affects the market price of DSW Class A Common Shares, it may also adversely affect the market price of the PIES.
PIES holders will have no rights with respect to DSW Class A Common Shares, but may be negatively affected by some changes made with respect to DSW Class A Common Shares.
Until the PIES holders acquire DSW Class A Common Shares upon exchange of the PIES, they will have no rights with respect to the DSW Class A Common Shares (including, without limitation, voting rights, rights to respond to tender offers or rights to receive any dividends or other distributions on the DSW Class A Common Shares, if any (other than through an exchange adjustment)) prior to the exchange date, but their investment may be negatively affected by these events. PIES holders will be entitled to rights with respect to the DSW Class A Common Shares only after we deliver the DSW Class A Common Shares on the exchange date and only if the applicable record date, if any, for the exercise of a particular right occurs after the date the holders receive the shares. For example, in the event that an amendment is proposed to the amended articles of incorporation or the amended and restated code of regulations of DSW requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to delivery of the DSW Class A Common Shares, PIES holders will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of the DSW Class A Common Shares. If we elect to deliver only cash upon the exchange of the PIES, the holders will never be able to exercise any rights with respect to the DSW Class A Common Shares.
Our obligations under the PIES will be effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt and effectively subordinate to the debt and other liabilities of our subsidiaries.
The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. A substantial part of our operations is conducted through our subsidiaries. Certain of our subsidiaries, including Value City and Filene’s Basement, but not DSW or DSWSW, are borrowers and/or guarantors under our loan agreements, including the VCDS Revolving Loan. The obligations under the VCDS Revolving Loan are secured by a lien on substantially all the personal property of Retail Ventures and its wholly-owned subsidiaries, except that the assets of DSW and DSWSW do not secure this credit facility, and the common shares of DSW owned by Retail Ventures currently do not secure the VCDS Revolving Loan. The obligations under the VCDS Revolving Loan are also secured by leasehold interests on certain of the leasehold properties of Value City and Filene’s Basement. The DSW Revolving Loan is secured by substantially all the assets of DSW and DSWSW, including a pledge by DSW of the stock of DSWSW. Our Intercompany Note is currently secured by the capital stock of DSW and Filene’s Basement held by Retail Ventures. Upon completion of the PIES offering, the lien on the capital stock of DSW that secured the Intercompany Note, as well as the lien on the capital stock of DSW that secured the Non-Convertible Loan, were released and the approximately $49.7 million remaining balance of the Intercompany Note was repaid. In addition, we made a payment of approximately $36.5 million on the VCDS Revolving Loan. We pledged sufficient DSW common shares to the collateral agent for the PIES to enable us to satisfy our obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW common shares will continue to be subject to liens and/or contractual obligations to enable us to satisfy our obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of such subsidiaries, including trade creditors, and claims of preferred shareholders, if any, of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Retail Ventures, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.
The VCDS Revolving Loan requires that we obtain the prior consent of our senior lenders before making any payments of cash or other property with respect to the PIES, other than coupon payments, if these payments come from any source other than the collateral pledged with the collateral agent for the PIES. Accordingly, we would need to obtain the consent of our senior lenders to exercise our cash settlement option under the PIES or, in the event of a cash merger, to pay the present value of all future coupon payments, or, in the event of an acceleration, to pay the yield maintenance premium. We cannot provide any assurances that our senior lenders will provide any such consent.
The tax consequences of an investment in the PIES are uncertain.
Investors should consider the tax consequences of investing in the PIES. No statutory, judicial or administrative authority directly addresses the characterization of the PIES or instruments similar to the PIES for United States federal income tax purposes. As a result, significant aspects of the United States federal income tax consequences of an investment in the PIES are not certain. We are not requesting any ruling from the Internal Revenue Service with respect to the PIES and cannot assure PIES holders that the Internal Revenue Service will agree with the treatment described in this document. We intend to treat, and by purchasing a PIES, for all purposes PIES holders agree to treat, a PIES as a variable prepaid forward contract rather than as a debt instrument. We intend to report the coupon payments as ordinary income to PIES holders, but holders should consult their own tax advisor concerning the alternative characterizations.
Holders of the PIES are urged to consult their own tax advisor regarding all aspects of the U.S. federal income tax consequences of investing in the PIES, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

In the event of our bankruptcy, the principal amount of the PIES would not represent a debt claim against us.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries (including, as to the date hereof, DSW) constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. In such event, although the accrued and unpaid coupons and yield maintenance premium would be due and payable in cash, the principal amount of the PIES would not represent a debt claim against us. In addition, while the delivery of DSW Class A Common Shares and cash in payment of the accrued and unpaid coupons and yield maintenance premium will occur, to the extent permitted by law, as soon as practicable, there may be a delay.
The secondary market for the PIES, if any, may be illiquid.
There is currently no secondary market for the PIES. A secondary market may not develop, or, if it does, it may be illiquid at the time the PIES holders may want to resell their PIES. The PIES will not be listed on any exchange. Because the PIES will not be listed, the market for the PIES may be less liquid than the market for similar listed securities. The secondary market may not provide enough liquidity to allow holders to trade or sell their PIES easily. Although the underwriter in connection with the PIES offering advised the Company that it then intended to make a market for the PIES, it is not obligated to do so, and it may discontinue any market-making at any time.
DSW has no obligations with respect to the PIES and does not have to consider PIES holders’ interests for any reason.
DSW has no obligations with respect to the PIES. Accordingly, DSW is not under any obligation to take the PIES holders’ interests or our interests into consideration for any reason. DSW did not receive any of the proceeds of the PIES offering and did not participate in the determination of the quantities or prices of the PIES or the determination or calculation of the number of shares (or, if we elect, the cash value thereof) that the PIES holders will receive at maturity. DSW is not involved with the administration or trading of the PIES.
PIES holders should carefully consider the risk factors relating to DSW.
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors” in the DSW prospectus relating to the PIES offering as well as factors previously disclosed under the caption “Risk Factors” in DSW’s 2005 Annual Report and quarterly reports. The DSW prospectus and periodic reports do not constitute a part of this quarterly report, nor is it incorporated into any RVI’s periodic reports by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not Applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the second quarter of the 2006 fiscal year.
We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2006. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Company’s credit facilities restrict the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company’s credit facilities also restrict the ability of the Company and its subsidiaries to issue “dividend notes” or similar instruments unless the Company’s several lenders have agreed on how such “dividend notes” or similar instruments would be treated for collateral purposes.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Retail Ventures held its 2006 Annual Meeting of the Shareholders on June 15, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act. Holders of 40,558,023 common shares of Retail Ventures were present at the meeting, representing 90.32% of Retail Ventures’ 44,902,776 common shares issued and outstanding and entitled to vote.
(b)	The following persons were elected as members of Retail Ventures’ Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of votes with authority withheld indicated below.

(c)

	Shares Voted “FOR”	Shares “WITHHELD”
Henry L. Aaron	36,239,505	4,318,518
Ari Deshe	40,301,220	256,803
Jon P. Diamond	40,300,120	257,903
Elizabeth M. Eveillard	39,882,106	675,917
Lawrence J. Ring	40,287,412	270,611
Jay L. Schottenstein	40,300,270	257,753
Harvey L. Sonnenberg	39,881,357	676,666
James L. Weisman	39,880,407	677,616
Heywood Wilansky	40,306,511	251,512
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 62.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: September 7, 2006	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer