Form 10-Q
period 2006-10-28
RETAIL VENTURES INC
filed 2006-12-06
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
☐ Yes      ☑ No
The number of outstanding Common Shares, without par value, as of November 30, 2006 was 47,188,177.

RETAIL VENTURES, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at October 28, 2006 and January 28, 2006	3

Condensed Consolidated Statements of Operations for the three and nine months ended October 28, 2006 and October 29, 2005	5

Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended October 28, 2006 and October 29, 2005	6

Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2006 and October 29, 2005	7

Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	54

Part II. Other Information

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signature	64

Index to Exhibits	65
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 28,	January 28,
	2006	2006

ASSETS
Cash and equivalents	$184,026	$138,731
Restricted cash	500
Short-term investments	75,350
Accounts receivable, net	18,156	19,259
Accounts receivable from related parties	8,359	437
Inventories	643,976	491,867
Prepaid expenses and other assets	33,442	26,814
Deferred income taxes	85,780	66,581

Total current assets	1,049,589	743,689

Property and equipment, net	266,907	269,126
Goodwill	25,899	25,899
Tradenames and other intangibles, net	36,034	39,217
Deferred income taxes and other assets	11,493	8,643

Total assets	$1,389,922	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	October 28,	January 28,
	2006	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$313,227	$221,444
Accounts payable to related parties	4,437	4,901
Accrued expenses:
Compensation	38,564	35,085
Taxes	49,730	37,869
Other	105,034	88,403
Warrant liability	2,925	1,723
Warrant liability — related parties	171,342	168,680
Current maturities of long-term obligations	715	623

Total current liabilities	685,974	558,728

Long-term obligations, net of current maturities
Non-related parties	270,533	115,995
Related parties	500	50,000
Conversion feature of long-term debt	39,673
Other noncurrent liabilities	101,011	87,080
Deferred income taxes	42,624	45,829

Minority interest	131,859	112,396

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 47,184,427 and 39,864,577 outstanding, respectively	273,441	159,617
Accumulated deficit	(149,073)	(36,082)
Deferred compensation expense, net		(1)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,561)	(6,929)

Total shareholders’ equity	117,748	116,546

Total liabilities and shareholders’ equity	$1,389,922	$1,086,574

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$787,619	$746,101	$2,193,640	$2,092,880
Cost of sales	(472,090)	(462,397)	(1,312,535)	(1,281,412)

Gross profit	315,529	283,704	881,105	811,468

Selling, general and administrative expenses	(301,939)	(290,439)	(844,256)	(835,328)
Change in fair value of derivative instruments	(28,009)	590	(29,246)	561
Change in fair value of derivative instruments — related parties	(2,565)	66,407	(81,480)	(71,147)
License fees and other income	2,192	1,593	5,414	7,104

Operating (loss) profit	(14,792)	61,855	(68,463)	(87,342)

Non-related parties interest expense	(7,980)	(2,307)	(14,264)	(10,947)
Related parties interest expense	(4,176)	(1,264)	(6,704)	(12,884)

Total interest expense	(12,156)	(3,571)	(20,968)	(23,831)
Interest income	2,194	326	6,171	517

Interest expense, net	(9,962)	(3,245)	(14,797)	(23,314)

(Loss) income before income taxes and minority interest	(24,754)	58,610	(83,260)	(110,656)
(Provision) benefit for income taxes	(3,411)	1,812	(13,730)	1,645

(Loss) income before minority interest	(28,165)	60,422	(96,990)	(109,011)

Minority interest	(5,909)	(4,022)	(18,033)	(3,299)

Net (loss) income	$(34,074)	$56,400	$(115,023)	$(112,310)

Basic and diluted (loss) income per share:
Basic	$(0.72)	$1.43	$(2.59)	$(2.94)
Diluted	$(0.72)	$0.92	$(2.59)	$(2.94)

Shares used in per share calculations:
Basic	47,053	39,479	44,376	38,227
Diluted	47,053	61,514	44,376	38,227
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, January 29, 2005	34,111	8	$143,477	$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss					(112,310)				(112,310)
Initial public offering of subsidiary					104,474				104,474
Capital transactions of subsidiary					4				4
Exercise of stock options	5,426		24,493						24,493
Excess tax benefit related to stock options exercised			10,158						10,158
Amortization of deferred compensation expense						1			1
Warrant reclass to liability				(6,074)					(6,074)
Warrant adjustment to fair value			(20,120)						(20,120)

Balance, October 29, 2005	39,537	8	$158,008	$0	$34,924	$(2)	$(59)	$(7,068)	$185,803

Balance, January 28, 2006	39,865	8	$159,617	$0	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss					(115,023)				(115,023)
Minimum pension liability, net of income tax benefit of $237								368	368

Total comprehensive loss									(114,655)
Capital transactions of Subsidiary					2,032				2,032
Stock based compensation expense, before related tax effects			472						472
Exercise of stock options	320		1,925						1,925
Exercise of warrants	7,000		110,317						110,317
Excess tax benefit related to stock options exercised			1,111						1,111
Reclassification of unamortized deferred compensation			(1)			1

Balance, October 28, 2006	47,185	8	$273,441	$0	$(149,073)	$0	$(59)	$(6,561)	$117,748

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 28,	October 29,
	2006	2005

Cash flows from operating activities:
Net loss	$(115,023)	$(112,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	3,677	4,116
Stock based compensation expense	472
Stock based compensation expense of subsidiary	2,661
Depreciation and amortization	41,071	42,998
Change in fair value of derivative instruments ($81,480 and $71,147 - related parties, respectively)	110,726	70,586
Deferred income taxes and other noncurrent liabilities	(12,434)	(3,579)
Excess tax benefit related to stock option exercises		10,158
Loss on disposal of assets	1,587	560
Minority interest in consolidated subsidiary	18,033	3,299
Other	799	603
Change in working capital, assets and liabilities:
Accounts receivable	(6,819)	(40,397)
Inventories	(152,109)	(144,852)
Prepaid expenses and other assets	(6,721)	(7,903)
Accounts payable	87,401	61,145
Proceeds from lease incentives	4,331	8,972
Accrued expenses	31,961	35,983

Net cash provided by (used in) operating activities	9,613	(70,621)

Cash flows from investing activities:
Restricted cash	(500)
Cash paid for property and equipment	(33,332)	(33,400)
Proceeds from sale of assets	4	98
Purchases of available-for-sale investments	(150,400)
Maturities and sales from available-for-sale investments	75,050

Net cash used in investing activities	(109,178)	(33,302)

Cash flows from financing activities:
Payments of capital lease obligations	(462)	(459)
Payments on convertible loan		(125,000)
Payments on term loan	(49,500)
Net increase (decrease) in revolving credit facility	22,500	(20,000)
Debt issuance costs	(5,964)	(3,527)
Proceeds from issuance of PIES	143,750
Proceeds from exercise of warrants	31,500
Proceeds from exercise of stock options	1,925	24,493
Proceeds from sale of stock of subsidiary		277,936
Excess tax benefit related to stock option exercises	1,111

Net cash provided by financing activities	144,860	153,443

Net increase in cash and equivalents	45,295	49,520
Cash and equivalents, beginning of period	138,731	29,258

Cash and equivalents, end of period	$184,026	$78,778

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company”.
The Company operates four segments in the United States of America (“United States”). The Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells branded shoes and accessories. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments. As of October 28, 2006, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 215 DSW stores located in major metropolitan areas throughout the United States and 30 Filene’s Basement stores located in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, to 225 locations for other non-related retailers in the United States.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of October 28, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”. In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to Schottenstein Stores Corporation (“SSC”), Cerberus Partners, L.P. (“Cerberus”) and Millennium Partners, L.P. (“Millennium”) and under other debt financings (see Note 6, “Long Term Obligations”). Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.
Value City. Located in the Midwest, mid-Atlantic and southeastern United States and operating principally under the name Value City for over 80 years this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices.
DSW. Located in major metropolitan areas throughout the United States, DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. In July 2002 and June 2004, respectively, DSW entered into supply agreements with Stein Mart, Inc. (“Stein Mart”) and Gordmans, Inc. (“Gordmans”) to supply merchandise to some of the Stein Mart’s and all of the Gordmans’ shoe departments. On May 30, 2006, DSW entered into an Amended and Restated Supply Agreement (the “Amended Agreement”) to supply shoes to Stein Mart. Under the terms of the Amended Agreement, DSW will be the exclusive supplier of shoes to all Stein Mart stores that have shoe departments and will supply merchandise to an additional 102 Stein Mart stores by the end of fiscal fourth quarter of 2006. As of October 28, 2006, DSW operated 162 leased departments for Stein Mart, 62 for Gordmans and one for Frugal Fannie’s Fashion Warehouse. Results of the supply agreements are included with the DSW segment. During the nine months ended October 28, 2006, DSW opened 20 new DSW stores, closed four stores, ceased operations in four non-affiliated leased departments and one affiliated leased department, and added 17 new non-affiliated leased departments and four affiliated leased departments.
Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the eastern and midwestern United States. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the nine months ended October 28, 2006, Filene’s Basement opened four stores and closed one store.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and intercompany notes expenses the latter of which is eliminated in consolidation.
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
FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement in fiscal 2006 did not impact the Company’s financial condition, results of operations or cash flows.
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
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires the employer to measure the funded status of the plan as of the date of its year-end statement of financial position. The employer still must disclose any additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation in the notes to financial statements. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.
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
Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the nine months ended October 28, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Retail Ventures’ financial results for the prior periods have not been restated as a result of this adoption.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. During the nine months ended October 29, 2005, the tax benefits were less than $0.1 million. Beginning in fiscal 2006 with the adoption of SFAS No. 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative costs in the condensed consolidated statements of operations. RVI recognizes compensation expense for stock option awards granted subsequent to the adoption of SFAS No. 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Compensation expense for stock option awards granted prior to the adoption of SFAS No. 123R is recorded based upon the accrual basis.
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
During the three and nine months ended October 28, 2006, the Company recorded stock based compensation expense of approximately $1.4 million and $3.1 million, respectively, which includes approximately $1.1 million and $2.7 million, respectively, of expenses recorded by DSW. Compensation costs of $7.6 million and $5.1 million were expensed during the nine months ended October 28, 2006 and October 29, 2005, respectively, relating to stock appreciation rights (“SARS”). Compensation costs of $0.5 million and a reduction to

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
compensation costs of $1.5 million were recorded during the three months ended October 28, 2006 and October 29, 2005, respectively relating to SARS. Included in the SARS expense for the nine months ended October 28, 2006 are expenses relating to the accelerated vesting of some performance based SARS. During the nine months ended October 28, 2006, approximately $4.3 million was paid to settle exercised SARS.
The following table illustrates the pro forma effect on net income (loss) and income (loss) per share for the three and nine months ended October 29, 2005 if the Company had applied the fair value recognition of SFAS No. 123.

	Three months ended	Nine months ended
	October 29, 2005	October 29, 2005
	(in thousands, except per share amounts)

Net income (loss), as reported	$56,400	$(112,310)
Add: Stock-based employee compensation (benefit) expense included in reported net income, net of tax	(861)	3,197
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value based method for all awards, net of tax	554	(3,775)

Pro forma net income (loss)	$56,093	$(112,888)

Income (loss) per share:
Basic as reported	$1.43	$(2.94)
Diluted as reported	$0.92	$(2.94)
Basic pro forma	$1.42	$(2.95)
Diluted pro forma	$0.91	$(2.95)
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

	Nine months ended
	October 28,	October 29,
	2006	2005

Assumptions
Risk-free interest rate	4.9%	4.4%
Expected volatility of Retail Ventures Common Shares	65.2%	69.8%
Expected option term	4.8 years	5.1 years

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The weighted-average fair value of each option granted for the three months ended October 28, 2006 and October 29, 2005 was $9.88 per share and $8.49 per share, respectively, and for the nine months ended October 28, 2006 and October 29, 2005 was $9.08 per share and $6.33 per share, respectively.
The following table summarizes the Company’s stock option plans and related weighted average exercise prices (“WAEP”) for the three and nine months ended October 28, 2006 (shares and aggregate intrinsic value in thousands):

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	1,648	$5.75	1,782	$5.81
Granted	13	$17.09	38	$15.38
Exercised	(211)	$5.07	(320)	$6.02
Forfeited	(5)	$5.06	(55)	$7.63

Outstanding end of period	1,445	$5.95	1,445	$5.95

	As of October 28, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,445	$5.95	5 years	$15,913
Options exercisable	931	$6.61	5 years	$9,656
Shares available for additional grants	5,613
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and nine months ended October 28, 2006 was $2.2 million and $3.0 million, respectively.
As of October 28, 2006, the total compensation cost related to nonvested options not yet recognized was $0.3 million with a weighted average expense recognition period remaining of 1.2 years. The total fair value of options that vested during the three and nine months ended October 28, 2006 was $0.1 million and $1.1 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following table summarizes information about options outstanding as of October 28, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$ 1.63 - $ 4.49	397	6 years	$2.14	219	$2.17
$ 4.50 - $10.00	818	5 years	$5.56	532	$5.99
$10.01 - $22.00	230	4 years	$13.90	180	$13.85
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
Compensation costs of $0.5 million and $7.6 million and a reduction of compensation costs of $1.5 million and compensation costs of $5.1 million were expensed during the three and nine months ended October 28, 2006 and October 29, 2005, respectively, relating to SARS. The amount of SARS accrued at October 28, 2006 and January 28, 2006 was $7.1 million and $3.8 million, respectively.
The following table summarizes the Company’s nonvested SARS and the related WAEP for the three and nine months ended October 28, 2006 (shares in thousands):

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Nonvested beginning of period	1,131	$8.86	1,286	$6.62
Granted			305	$14.45
Vested	(58)	$5.72	(518)	$6.23
Forfeited

Nonvested end of period	1,073	$9.03	1,073	$9.03

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of Retail Ventures’ stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of Retail Ventures’ stock options due to the limited historical data on the DSW stock activity. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares combined with the historical volatility of three similar companies’ stocks, due to the relative short historical trading history of the DSW Common Shares. The expected dividend yield curve is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	October 28,	October 29,
	2006	2005

Assumptions
Risk-free interest rate	4.6%	4.4%
Expected volatility of DSW common stock	40.5%	37.7%
Expected option term	4.8 years	5.1 years
The weighted-average fair value of each option granted for the three months ended October 28, 2006 and October 29, 2005 was $11.76 per share and $9.56 per share, respectively, and for the nine months ended October 28, 2006 and October 29, 2005 was $12.93 per share and $8.14 per share, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes DSW’s stock option plan and related WAEP for the three and nine months ended October 28, 2006 (shares and aggregate intrinsic value in thousands):

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	1,042	$21.48	914	$19.54
Granted	71	$27.99	254	$29.77
Exercised	(3)	$19.00	(22)	$19.00
Forfeited	(4)	$20.08	(40)	$19.11

Outstanding end of period	1,106	$21.91	1,106	$21.91

	As of October 28, 2006
			Weighted
			Average	Aggregate
			Remaining	Intrinsic
	Shares	WAEP	Contract Life	Value
Options outstanding	1,106	$21.91	9 years	$14,417
Options exercisable	146	$19.05	9 years	$2,317
Shares available for additional grants	3,300
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the three and nine months ended October 28, 2006 was less than $0.1 million and $0.3 million, respectively.
As of October 28, 2006, the total compensation cost related to nonvested options not yet recognized was approximately $5.1 million with a weighted average expense recognition period remaining of 4.0 years. The total fair value of options that vested during the three and nine months ended October 28, 2006 was less than $0.1 million and $1.1 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes information about DSW’s options outstanding as of October 28, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining
		Contract
Range of Exercise Prices	Shares	Life	WAEP	Shares	WAEP
$19.00 - $20.00	768	9 years	$19.00	144	$19.00
$20.01 - $25.00	73	9 years	$24.52	2	$23.58
$25.01 - $30.00	168	10 years	$27.94
$30.01 - $35.00	67	10 years	$31.16
$35.01 - $36.00	30	10 years	$35.79
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at October 28, 2006 was $5.0 million and the weighted average remaining contractual life was three years. As of October 28, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 2.6 years.
The following table summarizes DSW’s restricted stock units and related WAEP for the three and nine months ended October 28, 2006 (shares in thousands):

	Three months ended		Nine months ended
	October 28, 2006		October 28, 2006
	Shares	WAEP	Shares	WAEP
Outstanding beginning of period	144	$21.80	131	$20.46
Granted	—		20	$30.34
Exercised
Forfeited	—		(7)	$19.00

Outstanding end of period	144	$21.80	144	$21.80

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Director Stock Units
DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the three and nine months ended October 28, 2006, DSW granted 394 and 9,982 director stock units, respectively, and expensed less than $0.1 million and $0.3 million, respectively, related to these grants. During the three and nine months ended October 29, 2005, DSW granted 1,003 and 16,503 director stock units, respectively, and expensed less than $0.1 million and $0.4 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or Retail Ventures on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of his or her compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. As of October 28, 2006 26,995 DSW director stock units had been issued and no DSW director stock units had been settled.
5. INVESTMENTS
Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income.
During the three and nine months ended October 28, 2006, $81.4 million and $150.4 million of cash, respectively, was used to purchase available-for-sale securities while $53.0 million and $75.1 million of cash, respectively, was generated by the sale of available-for-sale securities. As of October 28, 2006, the Company held $75.4 million in short-term investments and at January 28, 2006, the Company had no short-term investments.
The table below details the short-term investments classified as available-for-sale securities outstanding at October 28, 2006 (in thousands):

October 28, 2006
Maturity of
Less Than 1 Year

Aggregate fair value	$75,350
Net gains in accumulated other comprehensive income
Net losses in accumulated other comprehensive income

Net carrying amount	$75,350

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. LONG-TERM OBLIGATIONS
On July 5, 2005, Retail Ventures amended, or amended and restated, its then-existing credit facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities, each of which remained outstanding as of October 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $0.5 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors. On August 16, 2006, Retail Ventures issued $125.0 million of Premium Income Exchangeable Securities (“PIES”). On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. Collectively, the VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are referred to as “Credit Facilities”.
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the VCDS Revolving Loan, which was originally entered into in June 2002 (the “June 2002 Revolving Credit Facility”). Pursuant to the VCDS Revolving Loan, (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the DSW Common Shares held by Retail Ventures and the common shares of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding common shares of DSW owned by Retail Ventures. At October 28, 2006, $119.1 million was available under the VCDS Revolving Loan, direct borrowings aggregated $110.5 million and $17.3 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan, direct borrowings aggregated $88.0 million and $19.0 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility in July 2005, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At October 28, 2006 and January 28, 2006, $134.2 million and $136.4 million, respectively, were available under the DSW Revolving Loan and no direct borrowings were outstanding. At October 28, 2006 and January 28, 2006, $15.8 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
From their inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C (collectively, the “Term Loans”). All obligations under the Term Loans were senior debt and, subject to an Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the amended and restated $75.0 million senior subordinated convertible loan (the “Convertible Loan”). The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans.
The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a payment-in-kind (“PIK”) option. During the first two years of the Term Loans, the Company had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election. The principal balance of the Term Loans were repaid in full on July 5, 2005.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
assets junior to liens granted in favor of the lenders on the June 2002 Revolving Credit Facility and Term Loans. All interest was paid in cash.
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan as a non-convertible loan. Pursuant to this amendment and restatement of the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25.0 million of the Convertible Loan, (iii) the remaining $50.0 million Convertible Loan was converted into a Non-Convertible Loan, (iv) the capital stock of DSW held by Retail Ventures continued to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan was June 10, 2009 and it was not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures Common Shares.
On August 16, 2006, the Non-Convertible Loan was amended and restated for a third time whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Convertible Warrants, and (iv) obtained a release of the capital stock of DSW held by Retail Ventures used to secure the Non-Convertible Loan. The final maturity date is the earlier of (i) June 10, 2009 or (ii) the date that the Convertible Warrants held by the Lender, are exercised.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM) in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The $143,750,000 PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.0 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.
RVI used the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. Restricted cash of $0.5 million is held for the remaining balance of the Non-Convertible Loan. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan.
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES.
During the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006 of $28.0 million. As of October 28, 2006, the fair value liability recorded for the conversion feature was $39.7 million.

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
The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and nine months ended October 28, 2006 and October 29, 2005:

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)

Service cost	$11	$11	$32	$34
Interest cost	362	366	1,087	1,098
Expected return on plan assets	(443)	(393)	(1,329)	(1,179)
Amortization of transition asset	(9)	(9)	(28)	(28)
Amortization of net loss	150	175	451	525

Net periodic benefit cost	$71	$150	$213	$450

As of October 28, 2006, the Company has contributed $2.0 million required for fiscal 2006 to meet the minimum funding requirements of ERISA. During the nine months ended October 29, 2005, the Company contributed approximately $2.5 million to its pension benefit plans.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. SHAREHOLDERS’ EQUITY AND WARRANT LIABILITY
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of October 28, 2006 and January 28, 2006, the Company had outstanding approximately 1,600 and 3,000 restricted common shares, respectively, which represent less than 1% of the common basic and diluted shares outstanding in each respective period.
Warrants
As a result of the previously discussed Credit Facilities’ modifications made on July 5, 2005 (see Note 6, “Long-Term Obligations”), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Due to the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. Prior to July 5, 2005, the Term Loan Warrants were recorded on the balance sheet within equity. The difference of $20.1 million between the book value of the Warrants and the fair value at the time the Warrants were modified was reclassified to a liability and was recorded to common shares. The Conversion Warrants liability is for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Condensed Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $134.2 million. For the three months and nine months ended October 28, 2006, the Company recorded a charge of $2.6 million and $82.7 million, respectively, for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, therefore, changes in the fair values are recognized in earnings in the period of change.
Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $174.3 million and $170.4 million at October 28, 2006 and January 28, 2006, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
During the nine months ended October 28, 2006, Retail Ventures issued 7,000,000 of its common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercise of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $31.5 million during the nine months ended October 28,

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2006. Retail Ventures did not issue any of its common shares in connection with the exercise of the outstanding Conversion Warrants during the three months ended October 28, 2006.
10. EARNINGS PER SHARE
Basic (loss) earnings per share are based on the net (loss) income and a simple weighted average of common shares outstanding. Diluted (loss) earnings per share reflects the potential dilution of common shares, related to outstanding stock options, SARS and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. The numerator for the diluted (loss) earnings per share calculation is the net (loss) income adjusted to remove the effect of interest, adjusted for tax, on the convertible debt. The denominator is the weighted average number of shares outstanding.

	Three months ended		Nine months ended

	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(in thousands)

Weighted average shares outstanding	47,053	39,479	44,376	38,227
Assumed exercise of dilutive SARS		257
Assumed exercise of dilutive stock options		698
Assumed exercise of dilutive term loan warrants		4,413
Assumed exercise of dilutive conversion warrants		16,667

Number of shares for computation of dilutive earnings per share	47,053	61,514	44,376	38,227

For the three months and nine months ended October 28, 2006 and the nine months ended October 29, 2005, all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive. The total amount of securities outstanding at October 28, 2006 and October 29, 2005 that were not included in dilutive earnings per share because to do so would have been anti-dilutive for the periods presented, but could potentially dilute basic earnings per share in the future are:

	October 28,	October 29,
	2006	2005
	(in thousands)

SARS	1,182	1,486
Stock options	1,445	2,122
Term Loan Warrants	4,413	4,413
Conversion Warrants	9,667	16,667

Total potentially dilutive instruments	16,707	24,688

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated other comprehensive loss” of $6.6 million and $6.9 million at October 28, 2006 and January 28, 2006, respectively, relates to the Company’s minimum pension liability, net of income tax. For the nine months ended October 28, 2006

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the comprehensive loss was $114.7 million. For the nine months ended October 29, 2005, the comprehensive loss was the same as the net loss.
12. TAX VALUATION
The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of October 28, 2006 and January 28, 2006 was $14.8 million and $13.4 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of negative 16.5% for the nine month period ended October 28, 2006, reflects the negative impact of the change in fair value of warrants and conversion feature of the PIES included in book loss but not tax loss and an additional valuation allowance of $1.3 million on all state net deferred tax assets.
13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of non-cash investing and financing activities is presented below:

	Nine months ended
	October 28,	October 29,
	2006	2005
	(in thousands)
Cash paid during the period for:
Interest
Non-related parties	$7,087	$7,583
Related parties	$7,928	$15,104
Income taxes	$28,984	$15,282

Noncash activities:
Changes in accounts payable due to asset purchases	$844	$3,530
Additional paid in capital transferred from warrant liability for warrant exercises	$78,817
14. SEGMENT REPORTING
During the third quarter of fiscal 2006, the Company’s business segments were realigned to reflect how the Company manages the business. The realignment resulted in the addition of a Corporate segment. The Corporate segment includes activities that are not allocated to individual segments. Prior year segment tables have been updated to conform to this realignment.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is managed in four operating segments: Value City, DSW, Filene’s Basement, and Corporate. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating (loss) profit, which is defined as (loss) profit before interest expense, income taxes and minority interest. Capital expenditures in brackets represent assets transferred to other segments.
The tables below present segment statement of operations information for the three and nine months ended October 28, 2006 and for the three and nine months ended October 29, 2005.

			Filene’s		Intersegment
	Value City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Three months ended October 28, 2006
Net Sales	$341,205	$332,219	$114,195			$787,619
Operating (loss) profit	(11,343)	25,224	1,901	$(30,574)		(14,792)
Depreciation and amortization	6,100	4,409	2,170	635		13,314
Interest expense	(8,158)	(145)	(2,887)	(2,809)	$1,843	(12,156)
Interest income	225	1,708	11	2,093	(1,843)	2,194
Benefit (provision) for income taxes	8,290	(10,786)	(717)	(198)		(3,411)

Capital expenditures	$2,068	$9,309	$6,205	$419		$18,001

			Filene’s		Intersegment
	Value City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Three months ended October 29, 2005
Net Sales	$341,687	$302,240	$102,174			$746,101
Operating (loss) profit	(23,927)	17,727	1,057	$66,997		61,854
Depreciation and amortization	6,786	4,648	2,122	515		14,071
Interest expense	(2,808)	(140)	(623)	(709)	$709	(3,571)
Interest income	739	289	7		(709)	326
Benefit (provision) for income taxes	8,695	(6,965)	(166)	248		1,812

Capital expenditures	$4,861	$5,740	$1,537	805		$12,943

			Filene’s		Intersegment
	Value City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Nine months ended October 28, 2006
Net Sales	$945,994	$950,008	$297,638			$2,193,640
Operating (loss) profit	(31,038)	76,210	(2,909)	$(110,726)		(68,463)
Depreciation and amortization	18,597	14,201	6,336	1,937		41,071
Interest expense	(14,573)	(428)	(5,001)	(4,607)	$3,641	(20,968)
Interest income	2,166	5,290	22	2,334	(3,641)	6,171
Benefit (provision) for income taxes	16,485	(32,211)	2,194	(198)		(13,730)

Capital expenditures	$6,839	$21,798	$9,783	$(1,170)		$37,250

As of October 28, 2006
Total assets	$506,939	$581,224	$193,595	$387,975	$(279,811)	$1,389,922

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			Filene’s		Intersegment
	Value City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Nine months ended October 29, 2005
Net Sales	$954,312	$860,257	$278,311			$2,092,880
Operating (loss) profit	(58,233)	53,468	(11,991)	$(70,586)		(87,342)
Depreciation and amortization	20,381	14,229	6,481	1,907		42,998
Interest expense	(18,764)	(8,753)	(2,900)	(6,143)	$12,729	(23,831)
Interest income	6,264	369	27	6,586	(12,729)	517
Benefit (provision) for income taxes	13,972	(17,942)	6,030	(415)		1,645

Capital expenditures	$14,002	$21,248	$3,041	$(1,361)		$36,930

As of January 28, 2006
Total assets	$466,868	$501,459	$119,927	$264,881	$(266,561)	$1,086,574
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
DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify classes of consumers that are limited geographically to consumers who made purchases at certain stores in Ohio.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore our defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.
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
16. SUBSEQUENT EVENTS
On December 5, 2006, RVI, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with Brand Technology Services LLC (“BTS”), a wholly owned subsidiary of DSW. Under the terms of the IT Transfer Agreement, the RVI Entities will transfer certain information technology contracts to BTS. The IT Transfer Agreement is effective as of October 29, 2006.
Additionally, on December 5, 2006, the Company and DSW entered into an Amended and Restated Shared Services Agreement, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, DSW, through BTS, will provide information technology services to RVI and its subsidiaries, including Value City and Filene’s Basement. RVI information technology associates are now employed by BTS. Additionally, RVI and DSW agreed to include other non-material changes to the Amended Shared Services Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in three of its four segments: Value City, Filene’s Basement, DSW and Corporate. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of October 28, 2006, there were 113 Value City stores in operation. DSW is a leading United States specialty branded footwear retailer operating 215 shoe stores in 33 states as of October 28, 2006. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the eastern and Midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of October 28, 2006, there were 30 Filene’s Basement stores in operation. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of October 28, 2006.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of October 28, 2006, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.1% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $68.7 million was recorded.

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
•	Revenue recognition. Revenue from merchandise sales is recognized at the point of sale and is net of returns and excludes sales tax. Revenue from stored value cards, which include gift cards and returned merchandise credits, is deferred and is recognized when the cards are redeemed. The liability associated with outstanding stored value cards was $14.4 million and $14.9 million at October 28, 2006 and January 28, 2006, respectively, and these amounts are included in the accompanying consolidated balance sheet within Accrued expenses — other. The Company did not recognize income from unredeemed stored value cards during the nine months ended October 28, 2006 and October 29, 2005.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market was $45.9 million and $43.1 million at October 28, 2006 and January 28, 2006, respectively.

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

•	Short-term investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 182 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of October 28, 2006, the Company held $75.4 million in short-term investments and at January 28, 2006, the Company had no short-term investments.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.

We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding impairment may differ from our current estimates.

•	Store Closing Reserve. During the nine months ending October 28, 2006, the Company recorded charges associated with the closing of four DSW stores. The operating lease at one of the four stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005. These estimates are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves:

	Balance at	Related			Balance at
	1/28/06	Charges	Payments	Adjustments	10/28/06
	(in thousands)
Employee severance and termination benefits	$277	$55	$(332)		$—
Lease Costs	2,130	528	(1,143)	$233	1,748
Other		64			64

Total	$2,407	$647	$(1,475)	$233	$1,812

	Balance at	Related			Balance at
	1/29/05	Charges	Payments	Adjustments	10/29/05
	(in thousands)
Employee severance and termination benefits	$599		$(599)	$—	$—
Lease Costs	674	$4,933	(982)		4,625
Other	39	154	(56)		137

Total	$1,312	$5,087	$(1,637)	$—	$4,762
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous two months claims cost and the number of associates employed. Workers’ compensation and casualty insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at October 28, 2006, by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $18.8 million and $18.7 million at October 28, 2006 and January 28, 2006, respectively.
•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to the Consolidated Financial Statements in the Company’s 2005 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At October 28, 2006, the actuarial assumptions of our plans have remained unchanged from our 2005 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At October 28, 2006, the weighted-average actuarial assumptions applied to our plans were: discount rate 5.75%, assumed salary increases 3.5% and long-term rate of return on plan assets 8.0%.

•	Customer loyalty program. We maintain a customer loyalty program for our DSW stores in which program members receive a future discount on qualifying purchases. Upon reaching the target-earned threshold, our members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 we re-launched our loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and our ability to communicate with our customers. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience. As these certificates are redeemed, the charge is to cost of sales. The accrued liability as of October 28, 2006 and January 28, 2006 was $10.7 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program will expire on or before January 31, 2007.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change.

For the three and nine months ended October 28, 2006 the Company recorded a charge related to the change in fair value of warrants of $2.6 million and $82.7 million, respectively. For the three months ended October 29, 2005 the Company recorded a reduction in expense related to the change in fair value of warrants of $67.0 million. During the nine months ended October 29, 2005, the Company recorded a charge related to the change in the fair value of the Warrants of $70.6 million, including $134.2 million relating to the initial recording of the Conversion Warrants.

For the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in the fair value of the conversion feature of the PIES of $28.0 million. The PIES were not outstanding during the three and nine months ended October 29, 2005.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended October 28, 2006, we established an additional valuation allowance of $1.3 million on all state net deferred tax assets. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carryforwards and wrote off $4.0 million in deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio.

Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Consolidated Statements of Operations.

	Three months ended		Nine months ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(59.9)	(62.0)	(59.8)	(61.2)

Gross profit	40.1	38.0	40.2	38.8
Selling, general and administrative expenses	(38.3)	(38.9)	(38.5)	(39.9)
Change in fair value of derivatives	(3.9)	9.0	(5.1)	(3.4)
License fees and other income	0.2	0.2	0.3	0.3

Operating (loss) profit	(1.9)	8.3	(3.1)	(4.2)

Interest income	0.3	0.1	0.3
Interest expense	(1.5)	(0.5)	(1.0)	(1.1)

(Loss) income before income taxes and minority interest	(3.1)	7.9	(3.8)	(5.3)
(Provision) benefit for income taxes	(0.4)	0.2	(0.6)	0.1
(Loss) income before minority interest	(3.5)	8.1	(4.4)	(5.2)
Minority interest	(0.8)	(0.5)	(0.8)	(0.2)

Net (loss) income	(4.3)%	7.6%	(5.2)%	(5.4)%

THREE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 2005
Net Sales. Net sales increased $41.5 million, or 5.6%, from $746.1 million to $787.6 million. Comparable store sales increased 2.3% and, by segment, were:

	Three months ended
	October 28, 2006	October 29, 2005
	Increase (Decrease)
Value City	1.4%	(1.0)%
DSW	2.6%	3.5%
Filene’s Basement	4.5%	2.1%

Total	2.3%	1.0%

Value City net sales were $341.2 million for the three months ended October 28, 2006, a $0.5 million decrease over the comparable period, or a 0.1% decrease. Comparable store sales increased 1.4% over the comparable period. Value City operated one less store in the fiscal 2006 quarter. This store had sales of $5.1 million during the three months ended October 29, 2005. Beginning in fiscal 2005, Value City transitioned to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe category during the third quarter of fiscal 2005. The transition of the mens and hardlines categories was in place as of the three months ended October 28, 2006. The childrens and jewelry categories are still in transition. The increase in comparable sales at Value City is comprised of increases in ladies and mens categories of 4.8% and 6.7%, respectively and declines of 7.0%, 2.0%, 2.7% and 3.5% in the childrens, hardlines, intimate apparel and jewelry categories, respectively. The intimate apparel and jewelry categories represent 2.4% and 2.8% of total comparative store sales, respectively. During the third quarter of fiscal 2006, the average number of transactions in the Value City stores decreased 4.0% while the average unit retail increased 8.1%. The number of units in the basket decreased 2.3% reflecting an average retail customer basket increase of 5.6%.
DSW net sales were $332.2 million for the three months ended October 28, 2006, a $30.0 million increase over the comparable period, or a 9.9% increase. Comparable store sales in the quarter improved 2.6%. The increase in DSW sales includes a net increase of 18 DSW stores, three affiliated leased shoe departments and 14 non-affiliated leased shoe departments. The DSW store locations and the leased shoe departments opened subsequent to October 29, 2005 added $17.2 million and $1.9 million, respectively. DSW comparable sales in the merchandise categories of womens and athletics had increases of 3.3% and 8.2%, respectively. The mens and accessories categories decreased by 0.4% and 3.4%, respectively. The increases in womens were in the casual class, while the fashion class continues to be the best performing class in the athletic category. The decrease in the accessories category was due to the transition to a consignment program for shoe care products.
Filene’s Basement net sales were $114.2 million for the three months ended October 28, 2006, or a $12.0 million increase over the comparable period, or an 11.8% increase. Comparable store sales increased 4.5% over the comparable period. During the third quarter of fiscal 2006, Filene’s Basement opened four new stores with net sales of $8.5 million. In addition, Filene’s Basement closed one store during fiscal 2006 that was operating in the previous year. This store had net sales of $0.9 million in the comparable three month period ended October 29, 2005. The merchandise categories of mens, ladies, and accessories had comparable sale increases of 5.7%, 2.7%, and 12.3%, respectively. The merchandise categories of childrens and jewelry had comparable sale decreases of 1.2% and 5.0%, respectively. The childrens and jewelry categories represent 1.9% and 5.0% of total comparative stores sales, respectively. During the third quarter of fiscal 2006, the average number of transactions in the Filene’s Basement stores increased 7.2% and the average unit retail increased 11.5%. The number of units in the basket increased 0.5% reflecting an average retail customer basket increase of 4.0%.
Gross Profit. Total gross profit increased $31.8 million from $283.7 million for the three months ended October 29, 2005 to $315.5 million for the three months ended October 28, 2006. Gross profit, as a percent of sales, increased to 40.1% compared to 38.0% for the prior year’s period. The increase in the overall margin rate is attributable to positive comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	October 28, 2006	October 29, 2005

Value City	37.0%	35.4%
DSW	43.7%	41.8%
Filene’s Basement	38.4%	35.6%

Total	40.1%	38.0%

Value City’s gross profit increased $5.5 million to $126.4 million in the third quarter of fiscal 2006 from $120.8 million in the third quarter of fiscal 2005, and increase as a percent of sales from 35.4% in the third quarter of fiscal 2005 to 37.0% in the third quarter of fiscal 2006. This increase is attributable to an increase in markup on goods available for sale and a decrease in markdown rate. Segment markdowns for the quarter were $0.4 million less than the comparable prior year period.
DSW gross profit increased $18.9 million to $145.3 million in the third quarter of fiscal 2006 from $126.4 million in the third quarter of fiscal 2005, and increased as a percent of net sales from 41.8% in the third quarter of fiscal 2005 to 43.7% in the third quarter of fiscal 2006. The increase as a percent of sales is primarily attributable to an increased initial markup and a reduction in markdowns as a percent of sales.
Filene’s Basement gross profit increased $7.4 million to $43.8 million in the third quarter of fiscal 2006 from $36.4 million in the third quarter of fiscal 2005, an increase as a percent of net sales from 35.6% in the third quarter of 2005 to 38.4% in the third quarter of 2006. The increase as a percent of sales is primarily attributable to an increased initial markup and lower markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $11.5 million from $290.4 million in the third quarter of fiscal 2005 to $301.9 million for the third quarter of fiscal 2006. As a percent of sales, SG&A expense was 38.3% compared to 38.9% in the comparable quarter last year.

SG&A expense, as a percent of sales by segment, was:

	Three months ended
	October 28, 2006	October 29, 2005

Value City	40.7%	42.7%
DSW	36.3%	36.0%
Filene’s Basement	38.9%	37.0%

Total	38.3%	38.9%

The Value City segment’s SG&A expense decreased $6.8 million and 2.0% as a percent of sales for the three months ended October 28, 2006 compared to the three months ended October 29, 2005. The decrease in SG&A expenses is the result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales.
DSW segment SG&A expense increased $11.9 million and increased 0.3% as a percent of sales for the three months ended October 28, 2006 compared to the three months ended October 29, 2005. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to October 29, 2005 was $5.2 million for the three months ended October 28, 2006. Pre-opening costs, which are expensed as incurred, decreased approximately $0.6 million to $3.0 million during the three months ended October 28, 2006 compared with the three months ended October 29, 2005. These decreases were offset by increases in advertising and home office and corporate expenses of $1.1 million and $3.7 million, respectively, over the comparable prior year period.
Filene’s Basement SG&A expenses increased $6.6 million and increased 1.9% as a percent of sales for the three months ended October 28, 2006 compared to the three months ended October 29, 2005. SG&A increased as a percent of sales as a result of pre-opening expenses offset by personnel and occupancy expenses. Pre-opening costs increased in Filene’s Basement by approximately $2.5 million during the three months ended October 28, 2006 compared with the three months ended October 29, 2005.
Change in Fair Value of Derivatives. During the three months ended October 28, 2006 and October 29, 2005, the Company recorded a non-cash charge of $2.6 million and reduction of expenses of $67.0 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the three months ended October 28, 2006, a non-cash charge of $28.0 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006.
License Fees and Other Income. License fees and other income were $2.2 million and $1.6 million for the three months ended October 28, 2006 and October 29, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating (Loss) Profit. Operating loss for the quarter ended October 28, 2006 was $14.8 million compared to an operating profit of $61.9 million for the quarter ended October 29, 2005, a decline of $76.7 million. Operating (loss) profit as a percent of sales was a loss of 1.9% and a profit of 8.3% for October 28, 2006 and October 29, 2005, respectively.

Operating (loss) profit as a percent of sales by segment in the third quarter was:

	Three months ended
	October 28, 2006	October 29, 2005

Value City	(3.3)%	(7.0)%
DSW	7.6%	5.9%
Filene’s Basement	1.7%	1.0%

Total	(1.9)%	8.3%

The operating loss for the Corporate segment is due to the non-cash charge of $2.6 million during the third quarter of fiscal 2006 compared with the reduction of expenses of $67.0 million for the three months ended October 29, 2006, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the three months ended October 28, 2006, $28.0 million was recorded as a non-cash charge to reflect the change in the fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006. There were no PIES outstanding during the three months ended October 29, 2005.
Interest Expense, Net. Net interest expense for the quarter ended October 28, 2006 increased $6.7 million to $10.0 million for the third quarter of fiscal 2006. The increase is due primarily to a $3.9 million make-whole provision associated with the payment of $49.5 million of Non-Convertible Loans which was recorded during the three months ended October 28, 2006, an increase of $109.9 million in average borrowings and a decrease in our weighted average borrowing rate of 0.3% during the three months ended October 28, 2006, compared to the three months ended October 29, 2005. Interest income increased $1.9 million over the same period last year due primarily to the increase in cash and short-term investments over the same period in the prior year.
Income Taxes. The three months ended October 28, 2006 reflects a tax expense of $3.4 million or a negative 13.8% effective tax rate as compared to negative 3.1% for the three months ended October 29, 2005. The effective tax rate of negative 13.8% reflects the negative impact of the change in fair value on the mark to market accounting for the Term Loan Warrants, Conversion Warrants and conversion feature of the PIES included for book income but not tax income and an additional valuation allowance of $1.3 million on all state net deferred tax assets.
Minority Interest. For the third quarter of fiscal 2006, the net loss increased by $1.9 million compared to the third quarter of fiscal 2005, to reflect that portion of DSW operations attributable to minority shareholders’ interests.
Net (Loss) Income. For the third quarter of fiscal 2006, net loss increased $90.5 million from the third quarter of fiscal 2005 and represents a negative 4.3% versus 7.6% of net sales, respectively. The net loss for the third quarter of fiscal 2006 was primarily attributable to the $30.6 million non-cash change in fair value of the warrants and conversion feature of the PIES. The net income for the third quarter of fiscal 2005 was primarily attributable to the $67.0 million non-cash change in fair value of warrants.

NINE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2005
Net Sales. Net sales increased $100.7 million, or 4.8%, from $2,092.9 million to $2,193.6 million. Comparable store sales increased 2.1% and, by segment, were:

	Nine months ended
	October 28, 2006	October 29, 2005

	Increase (Decrease)
Value City	0.6%	(4.6)%
DSW	3.0%	3.7%
Filene’s Basement	4.8%	1.9%

Total	2.1%	(0.9)%

Value City’s net sales were $946.0 million in the nine months ended October 28, 2006, an $8.3 million decrease over the comparable period, or a 0.9% decrease. Comparable stores sales increase over the comparable period was primarily due to an average unit retail increase offset by a decrease in the number of transactions. All stores in the segment are in the comparative stores base. In addition, during the fiscal 2006 period, Value City operated one less store than at October 29, 2005. This store had net sales of $14.5 million in the nine month period ended October 29, 2005. Comparable sales is comprised of decreases in hardlines, childrens, intimate apparel and jewelry of 8.2%, 9.2%, 8.4% and 5.4%, respectively. Comparable sales of ladies and mens increased 6.4% and 6.3%, respectively. During the nine months ended October 28, 2006, the average number of transactions in the Value City stores decreased by 5.8% while the average unit retail increased 13.4%. The number of units in the basket decreased 5.7% and the average customer basket increased 6.9%. Sales have been impacted as a result of the decrease in the number of transactions and the exiting of health and beauty aids, non-gourmet foods and certain other hardlines businesses due to changes in the merchandising strategy.
DSW net sales were $950.0 million in the nine months ended October 28, 2006, an $89.7 million increase over the comparable period, or a 10.4% increase. Comparable store sales in the nine months ended October 28, 2006 improved 3.0%. The increase in DSW sales includes a net increase of 18 DSW stores three affiliated leased shoe departments and 14 non-affiliated leased shoe departments. The DSW store locations and the leased shoe departments opened subsequent to October 29, 2005, added $31.2 million and $3.1 million, respectively, in sales over the comparable nine month period in fiscal 2005. DSW comparable sales in the merchandise categories of womens, athletics, mens and accessories had increases of 4.0%, 4.0%, 0.2% and 0.8%. The increase in the womens sales category was driven by increases in the casual class, while the increase in the athletic category was the result of an increase in the women’s and men’s fashion classes. The increase in the men’s was driven by the young men’s class. The increase in the accessories category was driven by an increase in handbags, partially offset by the transition to a consignment program for shoe care products.
Filene’s Basement net sales were $297.6 million in the nine months ended October 28, 2006, a $19.3 million increase over the comparable period, or a 6.9% increase. Comparable store sales increased 4.8% over the comparable period. During the nine months ended October 28, 2006, Filene’s Basement operated four stores, not opened as of October 29, 2005, with net sales of $8.5 million. In addition, Filene’s Basement closed one store during fiscal 2006 that was operating in the previous year. This store had net sales of $2.6 million in the nine month period ended October 29, 2005. Merchandise categories of mens, ladies and childrens had comparable sale increases of 6.3%, 2.4% and 10.6%, respectively. The jewelry and home goods categories had comparable sales decreases of 2.1% and 2.0%, respectively. The childrens and jewelry categories represented 2.0% and 5.5% of total comparative stores sales during the nine months ended October 28, 2006, respectively. The increase in childrens was due primarily to the sales of childrens clothes ages four through seven. During the nine months ended October 28, 2006, the average number of transactions in the Filene’s Basement stores increased 1.6% while the average unit retail increased 6.4%. The number of units in the basket increased 0.5% reflecting an average retail customer basket increase of 4.7%.
Gross Profit. Total gross profit increased $69.6 million from $811.5 million during the nine months ended October 29, 2005. Gross profit, as a percent of sales, increased to 40.2% for the nine months ended October 28, 2006 compared to 38.8% for the comparable prior year period. The increase in the overall margin rate is attributable to positive comparable margin results for all segments.
Gross profit, as a percent of sales by segment, was:

	Nine months ended
	October 28, 2006	October 29, 2005

Value City	37.7%	36.6%
DSW	43.5%	42.6%
Filene’s Basement	37.1%	34.4%

Total	40.2%	38.8%

Value City’s gross profit increased $7.6 million to $356.9 million in the nine-month period ended October 28, 2006 from $349.4 million in the comparable period of fiscal 2005, and increased as a percent of net sales to 37.7% from 36.6% in the same respective periods. Value City’s margin rate increase is attributable to a shift in strategy toward more name brand merchandise and better assortments at compelling prices. The margin on goods available for sale increased and total markdowns were $15.7 million less during the nine months ended October 28, 2006 than the prior year’s comparable period.
DSW’s gross profit increased $47.1 million to $413.6 million in the nine-month period ended October 28, 2006 from $366.5 million in the same nine-month period of fiscal 2005, and increased as a percent of net sales to 43.5% from 42.6% during the same respective periods. The increase is attributable to an increased initial markup and a reduction of the internal shrink accrual rate that resulted in an increase in gross profit of $1.0 million in the nine month period ended October 28, 2006 over the comparable prior year period.
Filene’s Basement’s gross profit increased $14.9 million to $110.5 million in the nine-month period ended October 28, 2006 from $95.6 million in the comparable period of fiscal 2005, and increased as a percent of net sales to 37.1% from 34.4% during the same respective periods. The increase is primarily due to an increased initial markup and lower markdowns as a percent of sales.
Selling, General and Administrative Expenses. SG&A expenses increased $9.0 million from $835.3 million during the nine-month period ended October 29, 2005 to $844.3 million for the nine-month period ended October 28, 2006. As a percent of sales, SG&A expense was 38.5% for the nine months ended October 28, 2006 compared to 39.9% for the comparable prior year period. Total

SG&A expense associated with new DSW stores and new leased shoe departments, not opened as of October 29, 2005, excluding pre-opening costs, was $9.3 million for the nine months ended October 28, 2006. Pre-opening costs increased approximately $0.4 million during the nine months ended October 28, 2006 compared to the nine months ended October 29, 2005. During the nine months ended October 28, 2006, the Company recorded a reduction of expenses of $2.8 million relating to the proceeds from the settlement of the Visa Check/Master Money Antitrust Litigation. During the nine months ended October 29, 2005, the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit and DSW accrued $6.5 million related to the estimated liability for credit card data theft.
SG&A expense, as a percent of sales by segment, was:

	Nine months ended
	October 28, 2006	October 29, 2005

Value City	41.4%	43.2%
DSW	35.6%	36.5%
Filene’s Basement	40.5%	41.2%

Total	38.5%	39.9%

The Value City segment SG&A expense decreased $21.4 million to $391.2 million for the nine months ended October 28, 2006 from $412.6 million for the nine months ended October 29, 2005, which represented 41.4% and 43.2% of net sales, respectively. SG&A decreased as a percent of sales as a result of fixed costs primarily in occupancy and salaries being leveraged against the current period sales and a $2.2 million credit from a credit card antitrust settlement which was received during the nine months ended October 28, 2006. During the nine months ended October 28, 2006, Value City operated one less store than at October 29, 2005. During the nine months ended October 29, 2005, Value City recorded a charge of approximately $1.7 million relating to the operating lease for a store closing and an additional $0.2 million for other store closing costs.
DSW SG&A expense increased $24.7 million to $338.5 million nine months ended October 28, 2006 from $313.8 million for the nine months ended October 29, 2005, which represented 35.6% and 36.5% of net sales, respectively. Operating costs for the nine months ended October 29, 2005 included a charge of $6.5 million related to an estimate for potential losses related to the theft of credit card and other purchase information. Included in the DSW SG&A expenses are costs, excluding pre-opening costs, associated with 18 new DSW stores and 14 new leased shoe departments opened subsequent to October 29, 2005 of $8.7 million and $0.6 million, respectively, for the nine months ended October 28, 2006. Pre-opening costs, which are expensed as incurred, decreased approximately $1.7 million during the nine months ended October 28, 2006 compared with the nine months ended October 29, 2005. The store occupancy expense increased as a result of increases in lease expense for new stores and an impairment charge of $0.8 million. Advertising costs decreased $3.3 million for the nine months ended October 28, 2006 compared to the comparable period in the prior year and DSW recorded a benefit of $0.6 million from a settlement of a credit card antitrust agreement during the nine months ended October 28, 2006. Warehouse expense decreased as a result of improved operational efficiencies achieved through the use of electronic shipping information and increased unit volumes. These decreases were offset by increases in home office and corporate expenses of $6.1 million during the nine months ended October 28, 2006 over the comparable prior year period, not including the accrual in fiscal 2005 for the data theft previously discussed.
Filene’s Basement SG&A expense increased $5.9 million to $120.5 million for the nine months ended October 28, 2006 from $114.6 million for the nine months ended October 29, 2005, which represented 40.5% and 41.2% of net sales, respectively. SG&A decreased as a percent of sales as a result of fixed costs, primarily in occupancy and salaries, being leveraged against the current period sales. Pre-opening costs, which are expensed as incurred, increased in Filene’s Basement by approximately $2.1 million during the nine months ended October 28, 2006, compared to the nine months ended October 29, 2005.
Change in Fair Value of Derivatives. During the nine months ended October 28, 2006 and October 29, 2005, the Company recorded a non-cash charge of $82.7 million and $70.6 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the nine months ended October 28, 2006, $28.0 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006.
License Fees and Other Income. License fees and other income were $5.4 million and $7.1 million for the nine months ended October 28, 2006 and October 29, 2005, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements. As a result of changes in state tax regulations in the State of Ohio, we have complied with the State’s new Commercial Activity Tax. We have reflected in the nine months ended October 29, 2005 a $2.2 million benefit of which $1.7 million and $0.5 million is attributable to the Value City and DSW segments, respectively.
Operating Loss. Operating loss for the nine months ended October 28, 2006 was $68.5 million compared to an operating loss of $87.3 million for the nine months ended October 29, 2005, an improvement of $18.8 million.
Operating (loss) profit as a percent of sales by segment, for the nine months ended October 28, 2006 and October 29, 2005, was:

	Nine months ended
	October 28, 2006	October 29, 2005

Value City	(3.3)%	(6.1)%
DSW	8.0%	6.2%
Filene’s Basement	(1.0)%	(4.3)%

Total	(3.1)%	(4.2)%

The operating loss for the Corporate segment is due to the non-cash charge of $110.7 million versus $70.6 million for the nine months ended October 28, 2006 and October 29, 2005, respectively, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the nine months ended October 28, 2006, $28.0 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006. There were no PIES outstanding during the nine months ended October 29, 2005.
Interest Expense, Net. Net interest expense for the nine months ended October 28, 2006 decreased $8.5 million, from $23.3 million for the nine months ended October 29, 2005 to $14.8 million. The decrease is due primarily to a decrease of 1.0% in the weighted average borrowing rate, the write-off in the nine months ended October 29, 2005 of unamortized debt issuance costs for the Company’s term loans and original revolving credit facility of $2.0 million and a decrease of $49.0 million in average borrowings during the nine months ended October 28, 2006 compared to the nine months ended October 29, 2005. Interest income increased $5.7 million over the same period last year. The increase in interest income is due primarily to the net increase in cash and short-term investments over the same period in the prior year.
Income Taxes. The effective tax rate for the nine months ended October 28, 2006 was negative 16.5% as compared to 1.5% for the nine months ended October 29, 2005. The tax rate of negative 16.5% reflects the negative impact of the change in fair value on the mark to market accounting for the Term Loan Warrants, Conversion Warrants and convertible feature of the PIES included for book income but not tax income. The tax rate for the nine months ended October 29, 2005 also included the write-off of $5.2 million of deferred tax assets no longer deductible as a result of changes in state tax regulations in Ohio and the increase in the valuation allowance of $5.5 million provided for state net operating loss carry forwards. The effective tax rate for the nine months ended October 28, 2006 included an additional valuation allowance of $1.3 million for state net deferred tax assets.
Minority Interest. For the nine-month period ended October 28, 2006, the minority interest charge increased by $14.7 million to reflect that portion of DSW operations attributable to minority shareholders for the period subsequent to the IPO.
Net Loss. For the nine-month period ended October 28, 2006, net loss increased $2.7 million from the nine-month period ended October 29, 2005 and represents a negative 5.2% versus a negative 5.4% of net sales, respectively. The net loss for the nine month period ended October 28, 2006, was primarily attributable to the $82.7 million non-cash change in fair value of warrants and $28.0 million non-cash change in fair value of the conversion feature of the PIES recorded during the nine months ended October 28, 2006. The net loss for the nine months ended October 29, 2005, was primarily attributable to the $70.6 million non-cash change in fair value of warrants partially offset by a decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit.
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
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended October 28, 2006, Retail Ventures received $31.5 million in connection with the exercises of Convertible Warrants for 7,000,000 common shares at an exercise price of $4.50 per share
Our primary ongoing cash requirements are for seasonal and new store inventory purchases and capital expenditures in connection with expansion, remodeling and information technology development. DSW expects to invest in inventory and fixtures during the fiscal fourth quarter of 2006 related to an amended and restated supply agreement with Stein Mart to operate 102 additional leased locations. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the year and reach the highest level in the fall, peaking during the holiday selling season.
Net working capital was $363.6 million and $185.0 million at October 28, 2006 and January 28, 2006, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents, short-term investments and increased inventory levels offset by an increase in accounts payable. Current ratios at those dates were 1.5 and 1.3, respectively.
Net cash provided by operating activities was $9.6 million for the nine months ended October 28, 2006 as compared to $70.6 million used in operating activities for the nine months ended October 29, 2005. The increase of net cash provided by operating activities is primarily due to an increase of the charge for the change in the fair value of derivatives of $40.1 million and a $2.7 million decrease in net loss for the first nine months of fiscal 2006 compared to the same period in the prior year.
Net cash paid for property and equipment was $33.3 million and $33.4 million for the nine months ended October 28, 2006 and October 29, 2005, respectively, and excludes the impact of capital expenditures in accounts payable. During the nine months ended October 28, 2006, capital expenditures included $18.7 million for new stores, $11.8 million for improvements in existing stores, $2.2 million for office and warehousing and $4.6 million for information technology equipment upgrades and new systems. Subsequent to the end of the quarter, DSW signed a lease for additional office space. The capital expense related to the additional office space will be approximately $10.0 million, the majority of which we expect to incur during the fiscal fourth quarter of 2006.
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
On July 5, 2005, Retail Ventures amended, or amended and restated, its then-existing credit facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities, each of which remained outstanding as of October 28, 2006: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors; (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors; and (iii) an amended and restated $0.5 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail

Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors. On August 16, 2006, Retail Ventures issued $125.0 million of Premium Income Exchangeable Securities (“PIES”). On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregte principal amount of $18,750,000 of PIES. Collectively, the VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are referred to as “Credit Facilities”.
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
On July 5, 2005, Retail Ventures and its affiliates amended and restated the Revolving Credit Facility (the “June 2002 Revolving Credit Facility”) which was originally entered into in June 2002. Pursuant to the VCDS Revolving Loan (i) DSW and DSWSW were released from their obligations under the June 2002 Revolving Credit Facility, (ii) the lenders released their liens on the shares of DSW’s capital stock held by Retail Ventures and the capital stock of DSWSW held by DSW, and (iii) leasehold mortgages which had been granted by DSW and DSWSW in 2002 to secure obligations under the June 2002 Revolving Credit Facility were released. Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At October 28, 2006, $119.1 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $110.5 million and $17.3 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million and $19.0 million letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is the earlier of July 5, 2009 or the date that is 91 days prior to the maturity date of the Non-Convertible Loan.

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Simultaneously with the amendment and restatement of the June 2002 Revolving Credit Facility, DSW entered into the DSW Revolving Loan. Under this facility, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition , if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At October 28, 2006 and January 28, 2006, $134.2 million and $136.4 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At October 28, 2006 and January 28, 2006, $15.8 million and $13.6 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
From the inception in June 2002 through their amendment, discussed below, in July 2005, the Term Loans were comprised of a $50.0 million Term Loan B and a $50.0 million Term Loan C. All obligations under the Term Loans were senior debt and, subject to an Intercreditor Agreement, had the same rights and privileges as the June 2002 Revolving Credit Facility and the Convertible Loan. The Company and its principal subsidiaries were obligated on the Term Loans. During fiscal 2004, the Company extended the maturity dates of the Term Loans by one year. As a result, the maturity date of the Term Loans was extended to June 11, 2006, under substantially the same terms and conditions as the then-existing Term Loans. The Term Loans’ stated rate of interest per annum depended on whether the Company elected to pay interest in cash or a payment-in-kind (“PIK”) option. During the first two years of the Term Loans, we had the option to pay all interest in PIK. During the final year of the Term Loans, the stated rate of interest was 15.0% if paid in cash or 15.5% if PIK and the PIK option was limited to 50% of the interest due. All interest was paid under the cash election. The principal balance of the Term Loans was repaid in full on July 5, 2005.
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
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
On July 5, 2005, the Company and its affiliates amended and restated the Convertible Loan. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25.0 million of the Convertible Loan, (iii) the remaining $50.0 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continued to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan was June 10, 2009 and it was not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures Common Shares.
On August 16, 2006, the Non-Convertible Loan was amended for a third time whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Convertible Warrants, and (iv) obtained a release of the capital stock of DSW held by Retail Ventures used to secure the Non-Convertible Loan. The final maturity date is the earlier of (i) June 10, 2009 or (ii) the date that the Convertible Warrants held by the Lender, are exercised.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM) in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES.
The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.0 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 4,560,500 DSW Class A Common Shares (or 5,244,575 DSW Class A Common Shares if the underwriter exercises in full its option to purchase additional PIES pursuant to the underwriting agreement), subject to adjustment as provided in the PIES.
RVI used the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan.

Contractual Obligations and Off-Balance Sheet Arrangements
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $4.2 million at October 28, 2006. In addition, we signed lease agreements for 30 new store locations with annual aggregate rent of $11.4 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $9.2 million of tenant improvement allowances which will be used to fund future capital expenditures.
The Company has no “off-balance sheet” arrangements as of October 28, 2006 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues SFAS, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the nine months ended October 28, 2006.
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
We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At October 28, 2006, direct borrowings aggregated $110.5 million and an additional $33.1 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the nine months ended October 28, 2006, net of income taxes, would have an approximate $0.5 million impact on our financial position, liquidity and results of operations.
Derivative Instruments
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.

Warrants
During fiscal 2005, subsequent to the first quarter, the Company recorded a charge related to the initial recording and subsequent change in the fair value of its Warrants of $134.2 million. As of October 28, 2006, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $174.3 million. The $125.5 million value ascribed to the Conversion Warrants was estimated as of October 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.72%; expected life of 2.6 years; expected volatility of 45.0%; and an expected dividend yield of 0%. The $8.7 million value ascribed to the Term Loan Warrants was estimated as of October 28, 2006 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.64%; expected life of 5.6 years; expected volatility of 45.0%; and an expected dividend yield of 0%. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006 of $28.0 million. As of October 28, 2006, the fair value liability recorded for the conversion feature was $39.7 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.2%; expected life of 5 years; expected volatility of 40.5%; and an expected dividend yield of 0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of October 28, 2006, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify classes of consumers that are limited geographically to consumers who made purchases at certain stores in Ohio.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.

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
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Value City or Retail Ventures, and provided key services required for the operation of Retail Ventures’ business. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement. Under the terms of the amended and restated shared services agreement, which when signed became effective as of October 29, 2006, DSW provides several of our subsidiaries with key services relating to information technology services, planning and allocation support, distribution services and outbound transportation management, store design and construction management. The initial term of the shared services agreement will expire at the end of fiscal 2007 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the initial term. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business.
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
DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including two putative class action lawsuits, which seek unspecified monetary damages, credit monitoring and other relief. Each of the two lawsuits seeks to certify a different class of consumers. One of the lawsuits seeks to certify a nationwide class action that would include every consumer who used a credit card, debit card, or check to make purchases at DSW between November 2004 and March 2005 and whose transaction data was taken during the data theft incident. The other lawsuit seeks to certify classes of consumers that are limited geographically to consumers who made purchases at certain stores in Ohio.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the early development of information regarding the theft, the early stage of lawsuits asserted against DSW and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. To our knowledge, no class action lawsuits brought by consumers alleging claims similar to those asserted in the putative class actions against DSW have been litigated against other merchants which have experienced similar data thefts. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of October 28, 2006, the balance of the associated accrual for potential exposure was $3.1 million.
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
The number of DSW Class A Common Shares (or, if we elect, the cash value thereof) that the PIES holders will receive upon exchange is not fixed, but instead will depend on the applicable market value, which is the average of the volume weighted average prices of DSW Class A Common Shares during the 20 consecutive trading day period ending on the third trading day immediately preceding the exchange date (or, if exchange is accelerated as a result of a cash merger or an event of default, during the 10 consecutive trading day period ending on the trading day immediately preceding the effective date of the cash merger or the date of acceleration, respectively). The aggregate market value of the DSW Class A Common Shares (or, the cash value thereof) deliverable upon exchange may be less than the principal amount of the PIES. Specifically, if the applicable market value of the DSW Class A Common Shares is less than $27.41, the aggregate market value of the DSW Class A Common Shares deliverable upon exchange will be less than $50.0, and the holders investment in the PIES will result in a loss. Accordingly, the PIES holders will bear the full risk of a decline in the market price of the DSW Class A Common Shares. Any such decline could be substantial.

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
The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. A substantial part of our operations is conducted through our subsidiaries. Certain of our subsidiaries, including Value City and Filene’s Basement, but not DSW or DSWSW, are borrowers and/or guarantors under our loan agreements, including the VCDS Revolving Loan. The obligations under the VCDS Revolving Loan are secured by a lien on substantially all the personal property of Retail Ventures and its wholly-owned subsidiaries, except that the assets of DSW and DSWSW do not secure this credit facility, and the common shares of DSW owned by Retail Ventures currently do not secure the VCDS Revolving Loan. The obligations under the VCDS Revolving Loan are also secured by leasehold interests on certain of the leasehold properties of Value City and Filene’s Basement. The DSW Revolving Loan is secured by substantially all the assets of DSW and DSWSW, including a pledge by DSW of the stock of DSWSW. Our intercompany note was secured by the capital stock of DSW and Filene’s Basement held by Retail Ventures. Upon completion of the PIES offering, the lien on the capital stock of DSW and Filene’s Basement that secured the intercompany note, as well as the lien on the capital stock of DSW that secured the Non-Convertible Loan, were released and the approximately $49.7 million remaining balance of the intercompany note was repaid. In addition, we made a payment of approximately $36.5 million on the VCDS Revolving Loan. We pledged sufficient DSW Common Shares to the collateral agent for the PIES to enable us to satisfy our obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW Common Shares will continue to be subject to liens and/or contractual obligations to enable us to satisfy our obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of such subsidiaries, including trade creditors, and claims of preferred shareholders, if any, of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Retail Ventures, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.
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
Retail Ventures made no purchases of its common shares during the third quarter of the 2006 fiscal year.
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
On December 5, 2006, RVI, Retail Ventures Services, Inc., Value City and Filene’s Basement, collectively the “RVI Entities”, entered into an IT Transfer and Assignment Agreement (the “IT Transfer Agreement”) with Brand Technology Services LLC (“BTS”), a wholly owned subsidiary of DSW. Under the terms of the IT Transfer Agreement, the RVI Entities will transfer certain information technology contracts to BTS. The IT Transfer Agreement is effective as of October 29, 2006.
Additionally, on December 5, 2006, the Company and DSW entered into an Amended and Restated Shared Services Agreement, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, DSW, through BTS, will provide information technology services to RVI and its subsidiaries, including Value City and Filene’s Basement. RVI information technology associates are now employed by BTS. Additionally, RVI and DSW agreed to include other non-material changes to the Amended Shared Services Agreement.
On December 5, 2006, DSW entered into a Lease with 4300 Venture 34910, an affiliate of Schottenstein Stores Corporation, for a new corporate headquarters to be located in Columbus, Ohio. A copy of the Lease, a related lease for trailer parking and amendment to DSW’s existing home office lease, are attached hereto as Exhibits 10.3, 10.4 and 10.5, respectively.
Item 6. Exhibits. See Index to Exhibits on page 65.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: December 6, 2006	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Lease, dated June 30, 2006 between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store.

10.2	Lease, dated November 27, 2006 between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store.

10.3	Lease, dated November 30, 2006 between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office.

10.4	Lease, dated November 30, 2006 between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office.

10.5	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters.

10.6	Lease, dated June 30, 2006 between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and Filene’s Basement, re: Levittown, NY Filene’s Basement store.

10.7	IT Transfer and Assignment Agreement dated October 29, 2006.

10.8	Amended and Restated Shared Services Agreement between DSW Inc. and Retail Ventures, Inc., dated October 29, 2006.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer