Form 10-K
period 2007-02-03
RETAIL VENTURES INC
filed 2007-04-05
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 3, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting common equity held by non-affiliates of the registrant computed by reference to the price at which such voting common equity was last sold, as of July 29, 2006, was $471,752,172.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 47,280,347 Common Shares were outstanding at March 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s fiscal 2006 Proxy Statement, which will be filed no later than 120 days after February 3, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

SCHEDULES

I- Condensed Financial Information of Registrant	S-1
II-Valuation and Qualifying Accounts	S-2
Index to Exhibits	E-1
EX-10.84
EX-10.85
EX-10.86
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
As used in this Annual Report on Form 10-K (“Annual Report on Form 10-K” or “Form 10-K”) and except as the context otherwise may require, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company.”
We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to, and does not, imply a relationship with the trademark or trade dress owner.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening new stores and operating stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on DSW Inc. for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we may have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, RVI undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
ITEM 1. BUSINESS.
History of Our Business
We opened our first Value City department store in Columbus, Ohio in 1917. Until our initial public offering on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”). As of February 3, 2007 SSC owned approximately 40.7% of the outstanding RVI Common Shares and beneficially owned approximately 51.5% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants, (ii) 1,388,752 shares of RVI Common Shares issuable upon the exercise of term loan warrants and (iii) 685,417 RVI Common Shares issuable upon exercise of the term loan warrants) of the outstanding shares of Retail Ventures. We also have a number of ongoing related party agreements and arrangements with SSC. These are more fully described in Item 13 of this Annual Report beginning on page 53.
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

On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of February 3, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement and a tax separation agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus Partners, L.P. (“Cerberus”) and Millennium Partners L.P. (“Millennium”) and under its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or Premium Income Exchangeable SecuritiesSM (“PIES”). Retail Ventures is subject to contractual obligations (a) with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares and (b) with the holders of its PIES to retain ownership of a number of DSW Class B common shares (which are exchangeable by Retail Ventures for DSW Class A common shares) equal to the maximum number of Class A common shares deliverable by Retail Ventures upon exchange of the PIES.
General
We operate our business in the four segments described below:
Value City. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States and operating for over 80 years principally under the name Value City, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices below conventional retail prices. Over the past two years, Value City has modified its merchandising strategy to increase the percentage of fashionable brand name in-season and private label merchandise and to increase the percentage of all-season, regularly in stock merchandise, while refining the offerings of special merchandise purchases to provide appropriate quantities and quality. Value City expects that this will provide its customers, also known as “guests”, a significantly improved combination of today’s fashions, basic products and deeply discounted special promotions, all at low prices, while still allowing customers the experience of “treasure hunting” for special, deal-based offerings. Value City believes that this enhanced combination of fashion and value will provide a distinctive shopping opportunity for its guests. In 2006 Value City continued to make changes in its merchandise displays, store operations and marketing strategy. As of February 3, 2007, there were 113 Value City stores in operation. In December 2006 we announced that we are exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. We also stated that there can be no assurance that this process will result in any specific transaction.
DSW. DSW is a leading U.S. specialty branded footwear retailer operating 223 shoe stores in 35 states as of February 3, 2007. It offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of its customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. The stores average approximately 25,000 square feet and hold approximately 30,000 pairs of shoes. DSW believes this combination of selection, convenience and value differentiates it from its competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, DSW operates leased shoe departments for three non-related retailers in a combined 330 stores and 30 stores in RVI’s wholly-owned subsidiary Filene’s Basement.
Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the Northeast and Midwest United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement focuses on serving the customer with discriminating fashion taste who appreciates an excellent value. These stores have a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides™,” Filene’s Basement believes that it is also distinctive in its offering of great fashion, high quality and affordable prices. As of February 3, 2007, there were 31 Filene’s Basement stores in operation.

Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and interest on intercompany notes, the latter of which is eliminated in consolidation.
See Note 12 of Notes to Consolidated Financial Statements beginning on page F-34 of this Annual Report for detailed financial information regarding our four operating segments.
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
Merchandising
Beginning in 2005, Value City initiated a new merchandising strategy, designed to supplement the prior deal-based approach with a greater emphasis on being in-stock on a regular basis on current fashion from recognized brands. In the past, opportunistic buys accounted for a substantial amount of the mix. Currently, we believe opportunistic buys are about one half of the mix, with a goal of eventually dropping that percentage to 35%, with the remainder of the mix being pre-planned. This strategy gives Value City greater control over the selection, sizing, quality, consistency and fashion timeliness of its inventory, which makes it easier to satisfy the needs of the customers. The women’s and men’s departments were transformed starting in 2005. The transformation of the children’s and home fashion areas was initiated in the latter half of 2006 but was not complete as of February 3, 2007.
To help build complete assortments and still provide great value, Value City expanded its exclusive brand program using its and Retail Ventures’ own private label brands, such as Leslie Fay, F.R. Trippler and Outdoor Outfitters. Value City has the ability to design and coordinate the fashion assortments controlling all aspects of the process. This business has grown substantially, from virtually nothing in 2004. Although this area is expected to continue its rapid growth, the primary emphasis of the store mix will remain on providing brand name merchandise at bargain prices, so the long term goal is to have private label brands become no more than 20% to 25% of the mix.
Supplier Relationships and Purchasing
Value City employs several different purchasing strategies. Up-front planned purchases occur in advance of the targeted season and represent a growing portion of overall merchandising needs. Value City purchases in-season merchandise opportunistically during the selling season when merchandise presents itself and the cost of the acquisition allows for sufficient retail markup. It has also started more aggressively to seek advantageous buying opportunities and sourcing overseas across all categories. Value City purchases overstocked or overproduced items from manufacturers and other retailers, including end-of-season, out-of-season and end-of-run merchandise and manufacturers’ slight irregulars. From time to time, but less frequently than its historical practice, Value City purchases (i) all or substantially all of the inventories of financially distressed retailers and makes other special purchases and (ii) packaway merchandise. Packaway purchases are used as a method of sourcing branded and short supply closeout merchandise found in the market and warehousing these goods until the following season. Packaway merchandise lags the normal retail distribution by approximately one selling season and generally has a higher level of risk associated with it compared to other purchases.
An important factor in operations has been the relationships Value City has developed with select suppliers and its many years of experience in purchasing merchandise directly from manufacturers, vendors and other sources at prices substantially below those generally paid by conventional retailers. Value City believes our buyers have good relationships with suppliers that allow us to acquire the mix and quantities of merchandise we want and need. Value City purchases merchandise from more than 3,000 suppliers, none of which accounted for a material percentage of purchases during the past fiscal year. Except for greeting cards, bottled drinks and our program supplying merchandise next to the point of sale (“POS”) register, there are no long-term or exclusive commitments to purchase merchandise from any one supplier. Most brand name merchandise manufacturers are open to selling merchandise to Value City for resale at our discounted prices as we provide a stable and known outlet. By selling their merchandise through our retail stores, Value City is able to assure these suppliers that the merchandise will be sold without disturbing their regular channels of distribution.
Value City cannot quantify the reduction in prices it pays for special purchases compared to the prices paid by competitors for similar purchases. However, we believe that such special purchases are made at prices sufficiently favorable to enable Value City to offer merchandise to our guests at very competitive prices while achieving initial markup goals.
Advertising and Promotion
Value City has committed substantial resources to advertising. In recent years, Value City has increased its advertising to 5% to 6% of net sales to retain and attract new customers. This temporary increase was done to build greater awareness of the brand and convince people to visit the store to see all of the merchandising improvements, using slogans such as “The Brands are Back” and “You gotta see the V.” Once the awareness of the change has taken place and word of mouth begins to spread, it is expected that advertising will return to its historic levels.
Value City’s promotional strategy is carefully planned and budgeted to include not only institutional and seasonal promotions, but also weekly storewide sales events highlighting recent buy-outs and other specially purchased brand name merchandise designed to maximize customer interest.
Value City uses a variety of advertising media, including print (primarily circulars), television, radio and direct mail and email marketing. Much of the emphasis in advertising has been placed on broadcast, since we believe it is a more effective medium for reaching people who are not currently loyal customers. To effectively use direct mail and its website, Value City has pursued increasing the size of Value City’s customer database of mail and email addresses. This has primarily taken two forms, the Vplus loyalty card and Value City credit card programs. Vplus is a loyalty program that was initiated in 2005 in which customers sign up to become members. Members receive special communications and promotions not available to the general public, and this customer database is growing rapidly. There has also been an increased emphasis to encourage customers to sign up for the Value City private label credit card. At year end, there were approximately 1.8 million customers in the Vplus loyalty program and 0.4 million active customers in the private label credit card program.
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
Our Value City stores are generally open from 9:30 a.m. until 9:30 p.m. Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. All of the stores are located in leased facilities. Of the 113 Value City stores open as of February 3, 2007, 32 are freestanding, 56 are located in shopping centers and 25 are located in enclosed malls. Value City stores average approximately 88,000 square feet, with approximately 75% of the total area of each store representing selling space. The stores are generally laid out on a single level with central traffic aisles providing access to major departments. Each department strives to display and stock large quantities and assortments of merchandise, giving the store a full appearance. Value City believes its stores offer customers a convenient shopping experience.
All of our Value City stores are designed for self-service shopping, although sales personnel are available to help guests locate merchandise and to assist in the selection and fitting of apparel, jewelry and footwear. Value City’s associate training programs are designed to assure that associates, known at Value City as “Team Members,” maintain the highest level of professionalism and place guest service at the forefront. In all stores, a guest service desk is conveniently located, generally adjacent to the central checkout area. To promote the ease of checkout, we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. We accept all major credit cards and also provide a private label credit card program. We also maintain a reasonable return policy.
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
Our Value City store managers are responsible on a day-to-day basis for the overall condition of their stores, guest relations, personnel hiring and scheduling, and all other operational matters arising in their stores. Each store manager is compensated, in part, based on the performance of the manager’s store. Our store managers are an important source of information concerning local market conditions, trends and customer preferences.
Value City began updating its store layout in fiscal 2005, replacing rail racks with four-way fixtures and updated merchandise display tables to improve the visibility and appearance of our merchandise. Value City continued to update its visual merchandising in fiscal 2006 at all of its stores with new department locations and in-store signage.
Expansion. No new Value City stores were added in fiscal 2006 or 2005 and none are currently planned for fiscal 2007.
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
We use five distribution centers located in Columbus, Ohio. Our distribution facilities utilize material handling equipment, including mechanized conveyor systems to separate and collate shipments to the stores. The aggregate area of the distribution facilities is approximately 2,040,000 square feet; however, use of multi-tier processing levels in some of the distribution centers increases the operating capacity by approximately 380,000 square feet. In 2005, we further consolidated operations, allowing Value City to eliminate excess capacity with the elimination of 260,000 square feet in an existing facility.
Merchandise is processed, ticketed and consolidated prior to shipment to the stores to ensure full-truck loads and minimize shipping costs. We lease our fleet of road tractors and approximately 70% of our semi-rig trailers with the remainder being owned. Our fleet makes the majority of all deliveries to the stores.
License Agreements
In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement pursuant to which Value City utilized DSW to operate the shoe departments in all the Value City stores. In fiscal 2006 and 2005, shoe departments in Value City were operated by Value City and its own Team Members. Retail Ventures Jewelry, Inc., a wholly-owned subsidiary of Retail Ventures, operates the jewelry departments in all Value City stores. The inter-company activity is eliminated in our consolidated financial statements. In a few stores, Value City licenses space to third party licensees. Licensees supply their own merchandise and generally supply their own store fixtures.
Value City operates a leased shoe department for Filene’s Basement in the Downtown Crossing Boston location. The inter-company activity is eliminated in our consolidated financial statements.
Segment Seasonality
Value City customer traffic typically increases in the early spring, back-to-school and Christmas holiday seasons. These seasonal periods are critical to achieving Value City’s annual operating targets.
Service Marks, Trademarks and Tradenames
The service mark “Value City” has been registered by SSC with the United States Patent and Trademark Office (“USPTO”). As of February 3, 2007, we had three department stores in Columbus, Ohio operating under the tradename “Schottenstein’s,” which has been registered by SSC in the State of Ohio. We are entitled to use such names for the sole purpose of operating department stores on an exclusive basis pursuant to a perpetual license from SSC. SSC also operates a chain of furniture stores under the name “Value City

Furniture.” We have also registered with the U.S. Patent and Trademark Office various trademarks used in our private label and marketing programs.
DSW
DSW’s goal is to further strengthen its position as a leading specialty branded retailer of adult footwear in the United States. Since 1998, DSW has accelerated its expansion by investing in new stores, merchandise development, technology and its people to support further growth and to enhance its performance. In fiscal 2006, DSW generated $1.3 billion in net sales and $100.7 million in operating profit. Over the four-fiscal-year period ended February 3, 2007, DSW has grown its DSW store base, net sales and operating profit at compound annual rates of approximately 15.3%, 18.7% and 54.3%, respectively.
DSW operates leased shoe departments for three non-affiliated retailers and one affiliated retailer. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., or Stein Mart, Gordmans, Inc., or Gordmans, and Frugal Fannie’s Fashion Warehouse, or Frugal Fannie’s, stores as of July 2002, June 2004 and September 2003, respectively. On May 30, 2006, DSW entered into an Amended and Restated Supply Agreement (the “Agreement”) to supply shoes to Stein Mart so that DSW is now the exclusive supplier of shoes to all Stein Mart stores that have shoe departments. DSW has operated leased shoe departments for Filene’s Basement since its acquisition by Retail Ventures in March 2000. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in the covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of February 3, 2007, DSW supplied merchandise to 267 Stein Mart stores, 62 Gordmans stores, one Frugal Fannie’s store and 30 Filene’s Basement stores. Beginning in fiscal 2006, DSW’s leased shoe department segment has been supported by a store field operations group, a merchandising group and a planning and allocation group that are separate from the DSW stores segment.
Merchandising
Selection. DSW’s goal is to excite its customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. DSW believes that the typical store offers the largest selection of brand name and designer merchandise of any footwear retailer or typical department store in the nation. DSW purchases directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. DSW also offers a complementary selection of handbags, hosiery and other accessories that appeal to its brand- and fashion-conscious customers.
DSW’s merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. DSW tracks store performance and sales trends on a weekly basis and has a flexible incremental buying process that enables it to order styles frequently throughout each season, in contrast to department stores, which typically make one large purchase at the beginning of the season. To keep DSW products mix fresh and on target, DSW tests new fashions and actively monitors sell-through rates in its stores. DSW also aims to increase the quality and breadth of existing vendor offerings and identify new vendor opportunities. In addition to DSW merchandising initiatives, DSW will continue to invest in planning, allocation and distribution to continue to improve its inventory and markdown management.
Value. Through the DSW buying organization, DSW is able to provide its customers with high-quality, in-season fashions at prices that it believes are competitive with the typical sale price found at specialty retailers and department stores. DSW employs a consistent pricing strategy that typically provides its customers with the same price on its merchandise from the day it is received until it goes into DSW’s planned clearance rotation. The DSW pricing strategy differentiates DSW from competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event. For easy comparison by DSW’s customers DSW prominently displays their price and the corresponding vendor’s suggested retail price for each pair of shoes
In order to provide additional value to shoe enthusiasts and other regular customers, DSW maintains a customer loyalty program for the DSW stores in which program members receive a future discount on qualifying purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed in six months.
Convenience. DSW believes it provides customers with the highest level of convenience based on DSW’s belief that customers should be empowered to control and personalize their shopping experiences. DSW merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. DSW stores are laid out in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. DSW believes this self-service aspect provides DSW customers with maximum convenience as they are able to browse and try on the merchandise without feeling rushed or pressured into making a decision too quickly.
Supplier Relationships and Purchasing
DSW believes it has good relationships with its vendors. DSW purchased merchandise directly from more than 400 domestic and foreign vendors as of February 3, 2007. DSW vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of DSW’s domestic vendors import a large portion of their merchandise from abroad. DSW has implemented quality control programs under which DSW buyers are involved in establishing standards for quality and fit according to which actual product is manufactured and the DSW store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increases and its sales volumes grow, DSW believes there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2006, merchandise supplied by its three top vendors accounted for approximately 22% of its sales.
Advertising and Promotion
The marketing strategy for DSW focuses on communicating the selection, convenience and value offered by DSW through the use of television, radio and print media advertising as well as in-store promotions. DSW also maintains a gift card program with the intent to generate additional sales by reaching new customers.
During the third quarter of 2006 DSW re-launched its loyalty program, which included changing the name from “Reward Your Style” to “DSW Rewards,” the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW target markets to “DSW Rewards” members throughout the year. DSW classifies these members by frequency and uses direct mail and on-line communications to stimulate further sales and traffic. As of February 3, 2007, over 7.3 million members enrolled in the “DSW Rewards” loyalty program had purchased merchandise in the previous two fiscal years, up from approximately 6.8 million members as of January 28, 2006. In fiscal 2006, approximately 66% of DSW store net sales were generated by shoppers in the loyalty program, up from approximately 60% of DSW store net sales in fiscal 2005.
Stores
Store Location, Design and Operations. Typical DSW stores are approximately 25,000 square feet, with over 85% of total square footage used as selling space. Most DSW stores are organized on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Interiors are well-lit, with informative signage, and spacious aisles allow ease of movement throughout the store. Shoes in the stores are displayed in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. Clearance shoes are grouped by size and displayed on racks in the rear of the store. Of the 223 DSW stores open as of February 3, 2007, 191 are either freestanding or located in shopping centers, which provide customers with direct access to parking, and the remainder are in shopping malls or downtown locations. For added convenience, DSW stores have a centralized check-out, which aids customers in quickly locating the cashier for efficient processing. The stores are generally open from 10:00 a.m. until 9:00 p.m. on Monday through Saturday and 11:00 a.m. until 6:00 p.m. on Sunday. DSW maintains a reasonable return policy. All stores are located in leased facilities.
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
As of February 3, 2007, DSW stores are organized into the West, Central, Northeast and Southeast United States geographic regions. Each region is supported by a Regional Vice President or Director, who supervises senior district, district and area managers headquartered in the respective region, district or area. The Regional Vice Presidents and Directors spend the majority of their time in their stores to ensure adherence to merchandising, operational and personnel standards. The typical staff for a DSW store consists of a store manager and two assistant managers who supervise 15 to 25 full and part-time hourly associates. Each store manager reports directly to one of 35 district or area managers, each of whom in turn reports to one of four Regional Vice Presidents or Regional Directors who in turn report to the Senior Vice President of Store Operations. DSW store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Store managers are an important source of information concerning local market conditions, trends and customer preferences. DSW provides compensation bonuses to store managers which are largely based on store profitability and inventory control.
Expansion. DSW opened 29 new stores in fiscal 2006, and plans to open at least 30 additional stores in fiscal 2007. As of February 3, 2007, DSW has signed leases for 30 new stores that are scheduled to open in fiscal 2007 and fiscal 2008. DSW plans to open stores in both new and existing markets while expanding its store portfolio to include lifestyle and regional mall locations.
Based on an internal planning model created in fiscal 2005, DSW believes that it has the long-term potential to operate over 400 stores in the United States, including the 223 stores existing as of February 3, 2007. In general, the evaluation of new stores focuses on store size, configuration, location demographics, co-tenancy and lease terms. DSW’s long-range planning model is based on an examination of each metropolitan area it currently serves or desires to serve. The objective of the analysis is to understand the demand for DSW’s products in each market over time, and its ability to capture that demand. The analysis also looks at DSW’s current penetration levels in the markets it serves, and its expected deepening of those penetration levels as DSW continues to grow the brand and become the shoe retailer of choice in the market.
After DSW approves a site, it negotiates lease terms and begins planning the store layout and design. DSW typically devotes approximately six weeks, from the time it takes possession, to prepare a store for its opening. During fiscal 2006, the average investment required to open a new DSW store was approximately $1.7 million per store. Of this amount, in fiscal 2006, gross inventory typically accounted for approximately $0.8 million, fixtures and leasehold improvements typically accounted for approximately $0.7 million (prior to tenant allowances) and pre-opening advertising and other pre-opening expenses typically accounted for approximately $0.2 million.
Distribution
DSW’s primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so they can take full advantage of each selling season. In January 2007, DSW implemented a distribution center bypass process which will result in improving speed-to-market for initial deliveries to stores on the West Coast. As part of this process, DSW has engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to DSW pool points and onwards to the stores bypassing the Columbus distribution center facility. DSW will continue to evaluate expansion of this process for applicability in other parts of the country.
Leased Departments and Supply Agreements
DSW has operated leased shoe departments for Filene’s Basement since March 2000. The inter-company activity is eliminated in our consolidated financial statements. Effective January 30, 2005, DSW updated and reaffirmed its contractual relationship with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of February 3, 2007, DSW operated leased shoe departments in 30 Filene’s Basement locations.
DSW had operated shoe departments in all the Value City stores prior to fiscal 2005. The inter-company activity was eliminated in our consolidated financial statements. In connection with the reorganization completed in December 2004, Value City and DSW agreed to terminate the supply agreement whereby Value City utilized DSW to operate the shoe departments in all the Value City stores. In fiscal 2005 and 2006, the shoe departments in Value City stores were operated by Value City.
As of February 3, 2007, DSW supplied merchandise to 267 Stein Mart stores, 62 Gordmans stores and one Frugal Fannie’s store.
Segment Seasonality
DSW’s business is subject to seasonal trends. DSW store net sales have typically been higher in spring and early fall, when its customers’ interest in new seasonal styles increases. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during its fourth quarter associated with the winter holiday season.

Service Marks, Trademarks and Tradenames
DSW has registered a number of trademarks and service marks in the United States and internationally, including DSW® and DSW Shoe Warehouse®. The renewal dates for these U.S. trademarks are April 25, 2015 and May 23, 2015, respectively. DSW believes that its trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building name recognition. To protect the brand identity, DSW has also protected the DSW trademark in several foreign countries.
DSW also holds patents related to its unique store fixture, which gives DSW greater efficiency in stocking and operating those stores that have the fixture. DSW aggressively protects its patented fixture designs, as well as its packaging, store design elements, marketing slogans and graphics.
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
Merchandising
Designer and Famous Brand Merchandise. Filene’s Basement stores offer designer and famous name brand apparel, home goods and accessories. The merchandise represents a focused assortment of fashionable, nationally recognized men’s and women’s apparel, shoes, handbags and other accessories, fine jewelry, fragrances, giftware and home goods bearing prominent designers’ and manufacturers’ names. Branded merchandise constitutes most of the product line. Filene’s Basement believes that up-front purchasing will promote a reliable flow of branded merchandise to its stores for opening season assortments in February and August. Filene’s Basement now places a significant portion of its purchases up front. It also has become more aggressive in placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. The remaining branded goods are obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers.
Value Pricing. With the exception of special event merchandising and some promotions, Filene’s Basement offers everyday low pricing in key fashion categories. The Filene’s Basement customer base has a high fashion I.Q. and recognizes the value in what is being offered and the need to purchase or risk losing unique items because of the changing nature of the assortment. This allows Filene’s Basement to eliminate some of the expenses associated with a larger sales floor labor force and heavy promotional activity to keep prices low. The exception is the historic flagship Downtown Crossing Boston store that is scheduled to temporarily close while undergoing building renovations. This store uses an automatic markdown policy, where the longer a product remains in the store, the lower its price becomes.
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
Advertising and Promotion
Filene’s Basement employs a multi-media approach to advertising, using print, broadcast direct mail/email and billboards. The primary method of communicating with the market throughout the year is via advertising in daily newspapers, typically quarter and half page ads. Direct mail and email communications have also been found to be effective and are becoming a growing part of the advertising mix. Filene’s Basement offers gift cards and a private label credit card.
Filene’s Basement is not typically an item advertiser. Instead, Filene’s Basement focuses on promoting the Filene’s Basement store as a brand. The intent is to build the reputation as being the primary value-based solution for fashion needs and desires, regardless of the item or the time of year. As a result, the customers gain confidence that whenever they visit Filene’s Basement, they will find tremendous values on fashionable brands. A large part of this approach relies on promoting major events, the most famous of which is the Bridal Event. Brides-to-be line up in front of the store hours before the store opens — when the doors open, there is a stampede by the customers, now regularly hailed as the “Running of the Brides,”™ to get their hands on a designer wedding gown at a significantly reduced price before the selection runs out. The event is so unique and interesting that the event gets significant free media coverage in every market where the promotion is held. Other major events include a prom gown promotion, a men’s suit promotion and end-of-season clearance events. These events are not only effective during the time of the promotion, but also helps establish the reputation for Filene’s Basement as a leader in these categories year-round.
Since the events are not item specific, Filene’s Basement creates a distinctive look to the print advertising by using fashion illustrations rather than photography. This enhances the impression that Filene’s Basement deals in designer merchandise, since the illustrations look similar to designer drawings.
By not emphasizing item-based advertising, Filene’s Basement can avoid the high expense of running large weekly circulars. As of 2005, it began issuing item-based catalogs. Here, the intent is more to emphasize the breadth of the branded offering rather than to sell individual items. As a result, Filene’s Basement’s advertising as a percent of net sales is relatively low, typically around 2.5%, excluding grand openings.
Stores
Store Location, Design and Operations.
Most of our Filene’s Basement stores are located in leased facilities within suburban areas, near large residential neighborhoods, and average approximately 31,000 square feet of selling space per store (approximately 45,000 square feet of total space per store). The Downtown Crossing Boston location and stores in New York, Chicago, Atlanta and Washington D.C. are located in urban areas. As of February 3, 2007, Filene’s Basement operated 30 branch stores, in addition to our Downtown Crossing Boston location, in eight states and the District of Columbia. The branch stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas. Their merchandise mix is similar to that of the Boston flagship store. The branch stores do not operate under the Automatic Markdown Plan, although markdowns are taken as required.
Our Filene’s Basement Downtown Crossing Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The Downtown Crossing location will temporarily cease operations in the fall of 2007, due to the extensive renovation planned for the host building by the building’s new owner, and when the renovation is completed will resume operations in the spring of 2009. Our Filene’s Basement Downtown Crossing Boston store currently subleases 178,000 square feet (approximately 65,300 square feet of selling space) on four floors; when the new space is available, the store premises will be 128,000 square feet on five floors. The sublease has been amended to extend its term, and now terminates in 2024 with rights on behalf of Filene’s Basement to extend until 2044. The Downtown Crossing Boston store generated approximately 12.9% and 15.1% of Filene’s Basement’s segment sales during fiscal 2006 and 2005, respectively. During the time the store is closed, the Company does not believe it will have a material impact to the segment’s result of operations.
All of Filene’s Basement stores are designed for self-service shopping, although fine jewelry counters maintain a dedicated staff and sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a “customer-friendly” environment. Filene’s Basement accepts all major credit cards, and also provides a private label credit card program. Filene’s Basement maintains a reasonable return policy in the branch stores of 30 days and in the Downtown Crossing Boston location of 14 days.
Our Filene’s Basement stores’ typical staff consists of a general manager, an assistant store manager, merchandising group managers and full and part-time associates. Typically, general managers report to a Regional Vice President who in turn reports to the Executive Vice President, Stores & Operations.
Filene’s Basement store managers are responsible on a day-to-day basis for customer relations, personnel hiring and scheduling, and all other operational matters arising in the stores. Each store manager is compensated, in part, based on the performance of the manager’s store. The store managers are an important source of information concerning local market conditions, trends and customer preferences. Filene’s Basement prefers to fill management positions through promotion of existing associates.
Expansion. We plan to open approximately six new Filene’s Basement stores and reopen a fully remodeled store during fiscal 2007. Typical new stores are expected to have a gross square footage of approximately 32,000 to 38,000 square feet. Sites will tend to be in urban and key suburban locations. Based upon our experience, we estimate the average cost of opening a new Filene’s Basement store is approximately $4.8 million including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a Filene’s Basement store generally take nine weeks. We charge pre-opening expenses to operations as incurred.
We continually update our stores by changing the merchandise displays and in-store signage. The annual cost of refurbishing on a per store basis is generally not substantial and is treated as on-going cost of operations.
Distribution
Filene’s Basement’s merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts. In 2005, the Auburn distribution center was upgraded to accommodate the current volume of business and the anticipated growth in new stores.
Filene’s Basement plans to invest capital dollars in the 2007 fiscal year to further improve the existing facility.
We have a dedicated contract carrier that manages the fleet of road tractors and our semi-trailers. Our contract carrier makes the majority of all deliveries to the stores.
License Agreements and Leased Departments
Filene’s Basement licenses cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the 2006 fiscal year were approximately $1.4 million. Filene’s Basement also uses DSW to supply the in-store shoe departments on a leased department basis in 30 of its stores; the Value City shoe operation supplies the in-store shoe department to the Downtown Crossing Boston Filene’s Basement store. Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operates the jewelry departments in all Filene’s Basement stores. The inter-company activity is eliminated in our consolidated financial statements.
Third party licensees supply their own merchandise and generally supply their own store fixtures. In most instances, licensees utilize Filene’s Basement associates to operate their departments and reimburse Filene’s Basement for all associated costs. Leased departments are operated under the general supervision of Filene’s Basement and licensees are required to abide by its policies with regard to pricing, quality of merchandise, refunds, store hours and associate conduct. Leased departments complement the operations of the stores and facilitate the uniformity of the in-store merchandising strategy.
DSW has operated leased shoe departments for Filene’s Basement since March 2000. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement. Under the new agreement, DSW owns the merchandise, records sales of merchandise net of returns and sales tax, and provides supervisory assistance in all covered locations and pays a percentage of net sales as rent. Filene’s Basement provides the fixtures and sales associates. In three of these locations, Filene’s Basement licenses and uses the name DSW in connection with the leased shoe department. This intercompany activity is eliminated in our consolidated financial statements.
Segment Seasonality
Filene’s Basement customer traffic typically increases in the spring, fall and Christmas holiday season.
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
Value City. The JDA merchandise management system and accounts payable system were implemented during fiscal 2006 for the hardlines and softlines businesses replacing legacy systems. Secondly, the Lawson suite was implemented during the first quarter of 2006 for general ledger, accounts payable, fixed assets, HR, payroll, benefits and procurement systems. Lastly, new Kronos time clocks and new time and attendance software was implemented in the distribution centers and stores during fiscal 2006. Value City systems run on two AS/400’s and open systems computers. In mid-2005, Value City implemented high quality printers in all of its stores to enhance in store signage. This allows the stores to produce higher quality color signing on a timelier basis. In addition, during fiscal 2005, Value City customers were able to open a new Value City credit card at all of its POS registers. The Vplus customer loyalty program was launched in the fall of 2005 to improve the customer relationship and experience. An automatic replenishment capability began in 2005 to improve the in-stock position in the stores for “basics” programs. Additionally, in 2005 Value City implemented a fraud detection program to reduce losses. Fiscal 2005 was a year where significant systems development and testing took place in preparation of several major implementations.
In the fourth quarter of fiscal 2005, Value City launched the Vplus customer loyalty program which provides enrollment capabilities at the POS registers in every store.
DSW. In order to promote its continued growth, DSW has undertaken several major initiatives to build upon the merchandise management system and warehouse management systems that support DSW. An electronic data interchange (“EDI”) project is underway to utilize product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications (“ASNs”) and invoices with DSW’s top vendors. As of February 3, 2007, approximately 80% of the DSW footwear product was processed using UPC barcodes which has reduced processing costs and improved flow of goods through the distribution center to the stores. EDI purchase orders and ASNs were piloted with key vendors in early 2004 and during fiscal 2006 accounted for over 55% of the shipments received from the vendors.
DSW utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking.
DSW uses enterprise data warehouse and customer relationship management software to manage the DSW customer loyalty program. This allows DSW to support, expand and integrate the DSW customer loyalty program with the POS system to improve the customer experience. In 2005, DSW implemented a fraud detection program to reduce losses. During fiscal year 2006, the customer loyalty program was re-launched with new customer offers and personalization capabilities in a continual effort to improve customer relationships and experiences.
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
As of February 3, 2007, we had 17,342 associates across all segments of which 7,422 were full-time and the remaining balance were part-time. Approximately 950 of these associates in 21 stores are covered by collective bargaining agreements. We believe that, in general, we have satisfactory relations with our associates.

Competition
The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. Our Value City, DSW and Filene’s Basement operating entities have different target customers and different strategies, but each focus on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
As a mid-tier value priced department store, Value City strives to provides its guests with exceptional value within a clean, convenient shopping environment. We differentiate ourselves through our Value City store format and the breadth of our product offering. Our large stores differ from most other off-price retailers that tend to operate substantially smaller stores focusing predominantly on either hard or soft goods. Our large Value City stores enable us to offer a broad range of brands and products.
In addition, because Value City purchases some of its inventory opportunistically, it competes for merchandise with other national and regional off-price apparel and discount outlets. Many of Value City’s competitors handle identical or similar lines of merchandise and have comparable locations, and some have greater financial resources than Value City does.
Competitive factors important to Value City customers include fashion, value, merchandise selection, brand-name recognition and store location. Value City competes primarily on the basis of value, merchandise quality and selection. We believe Value City’s competitive advantages include: our reputation in the marketplace; our now enhanced full-line merchandise and style offerings; our reputation for great value; and our broad range of brand names.
Value City and Filene’s Basement provide perceived high value by offering easily recognized brand-name merchandise at discounted prices. We believe Filene’s Basement’s niche, however, is the top-tier of the off-price retailing category and its sales events help shape its image as having a special “cachet.” We believe that Filene’s Basement is more upscale than its off-price competitors and, in addition to its exclusive selection of prestige couture merchandise, carries a broader and more complete selection of better designer brands than the competition. Filene’s Basement also offers a shopping environment that is typically more fashionable than its off-price competition.
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
Available Information
RVI electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports. The public may read and copy any materials that RVI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about RVI, including its reports filed with the SEC, is available through RVI’s web site at http://www.retailventuresinc.com. Such reports are accessible at no charge through RVI’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The reference to the Company website address does not constitute incorporation by reference of the information contained on the website and that website information should not be considered part of this document.
ITEM 1A. RISK FACTORS.
Safe Harbor Under the Private Securities Litigation Reform Act of 1995
In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating RVI. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could suffer.

We are exploring strategic alternatives for our Value City operations, including the possible sale of the division, which sale could disrupt our business and may unfavorably impact our future financial performance.
In December 2006 we announced that we are exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. We also stated that there can be no assurance that this process will result in any specific transaction.
With any strategic alternative, including the possible sale of Value City, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of implementing the strategic alternative or activities related to the strategic alternative. There is no assurance that any strategic alternative or possible sale of Value City that might be consummated will be at a price or on terms that are favorable to the Company. The strategic analysis process may also make it more difficult to attract or retain talented associates at Value City.
If we are unable to retain current and attract new customers to our Value City business segment, our results of operations, cash flow, financial condition and business could be materially adversely affected.
Our ability to execute our new management’s strategy for the Value City segment is necessary to reverse the Value City downward sales trend we have experienced. This strategy includes acquiring the right mix of merchandise in our key fashion areas of women’s and men’s, acquiring in-season merchandise sooner in the season in complete runs (size and color) in recognizable brands and identifying the prevailing fashion trend. Our advertising and marketing efforts to retain and draw new customers will need to be focused on this strategy. The failure to influence the customers we have and draw in new customers may further reduce profitability, which could, in turn, have a material adverse impact on our business, financial condition, cash flow and results of operations.
We may be unable to open all the DSW and Filene’s Basement stores contemplated by our growth strategy on a timely basis, and new stores we open may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on our business, financial condition, cash flow and results of operations.
We intend to open at least 30 DSW stores per year in each fiscal year from 2007 through 2010, and six Filene’s Basement stores in fiscal 2007. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW and Filene’s Basement stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:
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
We intend to open new DSW and Filene’s Basement stores at an increased rate compared to historical years, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth in our DSW and Filene’s Basement segments largely depends on our ability to successfully open and operate new stores on a profitable basis. We intend to continue to open at least 30 new DSW stores per year in each fiscal year from fiscal 2007 through 2010, and expect to open six new Filene’s Basement Stores in fiscal 2007. As of February 3, 2007, we have signed leases for an additional 30 new DSW stores and four new Filene’s Basement stores to be opened in fiscal 2007 and fiscal 2008. During fiscal 2006, the average investment required to open a typical new DSW store and Filene’s Basement store was approximately $1.7 million and $4.8 million, respectively. This continued expansion could place increased demands on our financial, managerial, operational and administrative resources. For example, our planned expansion will require us to increase the number of people we employ, as well as to monitor and upgrade our management information and other systems and our distribution facilities. These increased demands and operating complexities could cause us to operate our business less efficiently, have a material adverse effect on our operations and financial performance and slow our growth.
The temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store could lead to reduced sales when that location resumes operations.
The Downtown Crossing Boston Filene’s Basement is the original, landmark Filene’s Basement store. The Downtown Crossing store generated approximately 12.9% and 15.1% of Filene’s Basement segment sales during fiscal 2006 and 2005, respectively. Filene’s Basement announced that it will temporarily cease operations at the Downtown Crossing location in the late summer or early Fall of 2007 due to the complex redevelopment of the building housing the original store. Filene’s Basement will resume operations in the basement of the new development in the spring of 2009. The approximately 18-month temporary cessation of business in this Downtown Crossing store could result, upon its reopening, in reduced customer traffic and sales at this location.
DSW plans to invest in the development of an e-commerce business which may not be successful or could distract management from its core business.
DSW plans to invest in the development of an e-commerce business to sell shoes and related accessories through the world wide web. The development of such a business channel could cost more than expected, distract management from its core business, take business from its existing store base resulting in lower sales in DSW stores, or be unsuccessful. In the event that DSW spends more than anticipated, loses focus on its core business, cannibalizes its existing store base, or is unsuccessful in the development or execution of an e-commerce business, it may have a material adverse effect to its business, results of operations or financial results.
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
We do not have long-term supply agreements or exclusive arrangements with any vendors (except for greeting cards, bottled drinks and a program for supplying merchandise at the register for our Value City stores), and, therefore, our success depends on maintaining good relations with our vendors in all business segments. Since our business is fundamentally dependent on selling brand name and designer merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores, and of their factors to provide them with vendor financing. If we fail to continue to deepen and strengthen our relations with our existing vendors and their factors, or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, this may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.

During fiscal 2006, merchandise supplied to our DSW segment by three key vendors accounted for in the aggregate approximately 22% of DSW’s net sales. The loss or reduction in the amount of merchandise made available by any one of these key vendors could have a material adverse effect on our business.
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
Our business may not generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Upon the occurrence of an event of default under our existing credit facilities, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
VCDS’s and DSW’s secured revolving credit facilities could limit operational flexibility.
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
VCDS has entered into a $275 million secured revolving credit facility with a term expiring July 2009. Under this facility, RVI and certain of its wholly-owned subsidiaries are named as co-borrowers and/or co-guarantors. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. VCDS’s obligations under our secured revolving credit facility are secured by a lien on substantially all our personal property. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to our management and the operation of our business. These covenants, among other things, restrict VCDS’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict VCDS’s operational flexibility, and any failure to comply with these covenants or VCDS’s payment obligations would limit VCDS’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, DSW and its subsidiary DSWSW, are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its secured revolving credit facility are secured by a lien on substantially all their personal property and a pledge of DSW’s shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and its operation of our business. These covenants, among other things, restrict DSW’s ability to grant liens on DSW’s assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem DSW’s stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or DSW’s payment obligations would limit DSW’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
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
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to SSC and us in the area of employee recruiting and retention. Any competition could intensify if SSC acquired a business that carried an assortment of shoes or merchandise in these stores similar to those found in our stores, targeted customers similar to ours or adopted a similar business model or strategy for its shoe businesses. Given that RVI and DSW are not wholly-owned by SSC, SSC may be inclined to direct relevant corporate opportunities to its other affiliates rather than us.
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

DSW and Filene’s Basement each rely on a primary distribution center. The loss or disruption of either of these centralized distribution centers could have a material adverse effect on our business and operations.
Most of DSW’s inventory is shipped directly from suppliers to a primary centralized distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of DSW’s pool locations located throughout the country and then on to DSW stores. In the fourth quarter of fiscal 2006, DSW began operations of its West Coast bypass. Due to the short time of operation of the west coast bypass, DSW is unable to determine the long term success in mitigating the risk of loss or disruption of its centralized distribution center.
Inventory for Filene’s Basement stores is processed and shipped from a primary distribution facility in Auburn, Massachusetts.
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

If our information systems do not operate and our new technologies are not implemented effectively, our business could be materially disrupted or our sales or profitability could be reduced.
The efficient operation of our business is dependent on information systems, including the ability to have them operated effectively and to successfully implement new technologies, systems, controls and adequate disaster recovery systems. The failure of our information systems to perform as designed or the failure to implement and operate them effectively could materially disrupt our business or subject us to liability and thereby harm our profitability.
We are reliant on our information systems and the loss or disruption of services could affect our ability to implement our growth strategy and have a material adverse effect on our business.
Our information systems are integral to efficiently operating our stores and in managing the operations of a growing store base at Filene’s Basement. The capital and other expenditures required to keep our information systems operating at peak performance may be higher than anticipated and could strain our resources. In addition, any significant disruption of the data centers upon which we rely could have a material adverse affect on those operations dependent on those systems, most specifically, store operations, our distribution centers and our merchandising teams.
While we maintain business interruption and property insurance, in the event the data centers on which we rely are shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be timely paid to us.
On December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with DSW, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, through BTS, we receive information technology services from BTS. RVI information technology associates are now employed by BTS. Through this agreement, DSW now provides the cash related to capital expense for information technology assets for RVI and its subsidiaries. DSW expects to recoup its expenditures by charging depreciation to RVI based on the expected lives of the assets.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. To our knowledge, no class action lawsuits brought by consumers alleging claims similar to those asserted in the putative class actions against DSW have been litigated against other merchants which have experienced similar data thefts. As the situation develops and more information becomes available to us, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of February 3, 2007, the balance of the associated accrual for potential exposure was $3.2 million.

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
As of February 3, 2007, SSC owned approximately 40.7% of the outstanding RVI Common Shares and beneficially owned approximately 51.5% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants, (ii) 1,388,752 RVI Common Shares issuable upon the exercise of term loan warrants, and, (iii) 685,417 RVI Common Shares issuable upon exercise of the term loan warrants) of the outstanding shares of Retail Ventures. SSC, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given its ownership interests, SSC will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of SSC may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
Some of our directors and officers also serve as directors or officers of DSW, and may have conflicts of interest because they may own DSW Common Shares or options to purchase DSW Common Shares, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW and may own DSW Common Shares or options to purchase DSW Common Shares, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of DSW; Heywood Wilansky is our President and Chief Executive Officer and a director of DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Julia A. Davis is our Executive Vice President, General Counsel and Assistant Secretary, and previously served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006; Steven E. Miller is Senior Vice President and Controller of both Retail Ventures and DSW; and James A. McGrady is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW Common Shares or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.
Risk Factors Relating to Our PIES
PIES holders will bear the full risk of a decline in the market price of the DSW Class A Common Shares between the pricing date for the PIES and the exchange date.
The number of DSW Class A Common Shares (or, if we elect, the cash value thereof) that the PIES holders will receive upon exchange is not fixed, but instead will depend on the applicable market value, which is the average of the volume weighted average prices of DSW Class A Common Shares during the 20 consecutive trading day period ending on the third trading day immediately preceding the exchange date (or, if exchange is accelerated as a result of a cash merger or an event of default, during the 10 consecutive trading day period ending on the trading day immediately preceding the effective date of the cash merger or the date of acceleration, respectively). The aggregate market value of the DSW Class A Common Shares (or, the cash value thereof) deliverable upon exchange may be less than the principal amount of the PIES. Specifically, if the applicable market value of the DSW Class A Common Shares is less than $27.41, the aggregate market value of the DSW Class A Common Shares deliverable upon exchange will be less than $50.00, and the holders’ investment in the PIES will result in a loss. Accordingly, the PIES holders will bear the full risk of a decline in the market price of the DSW Class A Common Shares. Any such decline could be substantial.
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
Until the PIES holders acquire DSW Class A Common Shares upon exchange of the PIES, they will have no rights with respect to the DSW Class A Common Shares (including, without limitation, voting rights, rights to respond to tender offers or rights to receive any dividends or other distributions on the DSW Class A Common Shares, if any (other than through an exchange adjustment)) prior to the exchange date, but their investment may be negatively affected by these events. PIES holders will be entitled to rights with respect to the DSW Class A Common Shares only after we deliver the DSW Class A Common Shares on the exchange date and only if the applicable record date, if any, for the exercise of a particular right occurs after the date the holders receive the shares. For example, in the event that an amendment is proposed to the amended articles of incorporation or the amended and restated regulations of DSW requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to delivery of the DSW Class A Common Shares, PIES holders will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of the DSW Class A Common Shares. If we elect to deliver only cash upon the exchange of the PIES, the holders will never be able to exercise any rights with respect to the DSW Class A Common Shares.
Our obligations under the PIES will be effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt and effectively subordinate to the debt and other liabilities of our subsidiaries.
The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. A substantial part of our operations is conducted through our subsidiaries. Certain of our subsidiaries, including Value City and Filene’s Basement, but not DSW or its subsidiaries, are borrowers and/or guarantors under our loan agreements, including the VCDS Revolving Loan (as defined herein). The obligations under the VCDS Revolving Loan are secured by a lien on substantially all the personal property of Retail Ventures and its wholly-owned subsidiaries, except that the assets of DSW and its subsidiaries do not secure this credit facility, and the common shares of DSW owned by Retail Ventures currently do not secure the VCDS Revolving Loan. The obligations under the VCDS Revolving Loan are also secured by leasehold interests on certain of the leasehold properties of Value City and Filene’s Basement. The DSW Revolving Loan (as defined herein), is secured by substantially all the assets of DSW and DSWSW, including a pledge by DSW of the stock of DSWSW. Our intercompany note was secured by the capital stock of DSW and Filene’s Basement held by Retail Ventures. Upon completion of the PIES offering, the lien on the capital stock of DSW and Filene’s Basement that secured the intercompany note, as well as the lien on the capital stock of DSW that secured the Non-Convertible Loan (as defined herein), were released and the approximately $49.7 million remaining balance of the intercompany note was repaid. In addition, we made a payment of approximately $36.5 million on the VCDS Revolving Loan. We pledged sufficient DSW Common Shares to the collateral agent for the PIES to enable us to satisfy our obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW Common Shares will continue to be subject to liens and/or contractual obligations to enable us to satisfy our obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of such subsidiaries, including trade creditors, and claims of preferred shareholders, if any, of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Retail Ventures, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.
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
A secondary market for the PIES may not develop, or, if it does, it may be illiquid at the time the PIES holders may want to resell their PIES. The PIES will not be listed on any exchange. Because the PIES will not be listed, the market for the PIES may be less liquid than the market for similar listed securities. The secondary market may not provide enough liquidity to allow holders to trade or sell their PIES easily. Although the underwriter in connection with the PIES offering advised the Company that it then intended to make a market for the PIES, it is not obligated to do so, and it may discontinue any market-making at any time.
DSW has no obligations with respect to the PIES and does not have to consider PIES holders’ interests for any reason.
DSW has no obligations with respect to the PIES. Accordingly, DSW is not under any obligation to take the PIES holders’ interests or Retail Ventures’ interests into consideration for any reason. DSW did not receive any of the proceeds of the PIES offering and did not participate in the determination of the quantities or prices of the PIES or the determination or calculation of the number of shares (or, if Retail Ventures elects, the cash value thereof) that the PIES holders will receive at maturity. DSW is not involved with the administration or trading of the PIES.
PIES holders should carefully consider the risk factors relating to DSW.
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors” in the DSW prospectus relating to the PIES offering as well as factors previously disclosed under the caption “Risk Factors” in DSW’s 2006 Annual Report on Form 10-K and other periodic reports. The DSW prospectus and periodic reports do not constitute a part of this Annual Report, nor are they incorporated into any of RVI’s periodic reports by reference.
ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.
Set forth in the following table are the locations of stores we operated as of February 3, 2007:

	Value		Filene’s
	City	DSW	Basement	Total
Alabama		1		1
Arizona		5		5
California		21		21
Colorado		6		6
Connecticut		3		3
Delaware	3	1		4
Florida		16		16
Georgia	4	8	1	13
Illinois	16	10	3	29
Indiana	7	6		13
Iowa		1		1
Kansas		2		2
Kentucky	4			4
Maine		1		1
Maryland	8	7	3	18
Massachusetts		9	9	18
Michigan	9	12		21
Minnesota		7		7
Missouri	6	4		10
Nebraska		1		1
Nevada		3		3
New Hampshire		1		1
New Jersey	6	8	1	15
New York		18	7	25
North Carolina	1	4		5
Ohio	22	12	2	36
Oklahoma		1		1
Oregon		1		1
Pennsylvania	18	11	2	31
Rhode Island		1		1
Tennessee	1	3		4
Texas		23		23
Utah		1		1
Virginia	4	10		14
Washington		1		1
Washington D.C.			3	3
West Virginia	4			4
Wisconsin		4		4

	113	223	31	367

We maintain buying offices in Columbus, Ohio, a suburb of Boston, Massachusetts, and New York, New York. Our principal RVI executive offices occupy approximately 45,000 square feet in a building in Columbus, Ohio which includes a Value City store and also serves as one of our apparel distribution centers. DSW’s principal executive offices are also located on the site of its main warehouse and distribution facility in Columbus, Ohio.
We operate six warehouse/distribution complexes located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In January 2007, DSW implemented a distribution center bypass process which will result in improving speed-to-market for initial deliveries to stores on the West Coast. As part of this process, DSW has engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to DSW’s pool points and onwards to the stores bypassing DSW’s primary Columbus distribution center facility. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors and utilize vendor direct shipments where such use is advantageous. Our warehouse and distribution facilities for our Value City, DSW and Filene’s Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment, will be adequate for our foreseeable future demands. Filene’s Basement plans to invest capital dollars in the 2007 fiscal year to further improve its existing facilities.
The stores and all of the warehouse and distribution, buying and executive office facilities are leased or subleased. The Company has several leasing agreements with SSC and affiliates of SSC. Under a Master Lease Agreement, as amended, the Company leases four store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 42 store locations, four warehouse facilities, one office space and a parcel of land The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.
ITEM 3. LEGAL PROCEEDINGS.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of February 3, 2007, the balance of the associated accrual for potential exposure was $3.2 million.
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
Our common shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our common shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2007, there were 984 holders of record of our common shares.

	High	Low
Fiscal 2005:
First Quarter	$10.25	$6.60
Second Quarter	14.34	9.80
Third Quarter	14.12	8.95
Fourth Quarter	14.03	10.02
Fiscal 2006:
First Quarter	$16.60	$12.35
Second Quarter	18.00	14.31
Third Quarter	17.50	13.61
Fourth Quarter	20.47	15.29
Fiscal 2007:
First Quarter	$21.69	$19.12
(through March 31, 2007)
Retail Ventures made no purchases of its common shares during the fourth quarter of the 2006 fiscal year.
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our common shares during fiscal 2007. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Companies’ credit facilities restricts the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any borrower advances made to the Company by any subsidiaries. The Company and its subsidiaries are also restricted from issuing “dividend notes” or similar instruments unless the Company’s several lenders have agreed on how such “dividend notes” or similar instruments would be treated for collateral purposes. The Company’s credit facilities are more fully explained in Item 7 on page 49 of this Annual Report.
PERFORMANCE GRAPH
The following graph compares the performance of the Company with that of the Standard & Poor’s General Merchandise Stores Index and the Russell 2000 Index, both of which are published indexes. This comparison includes the period beginning February 2, 2002 through February 3, 2007.
The Standard & Poor’s General Merchandise Stores Index is published weekly in the Standard & Poor’s Statistical Service and the index value preceding each fiscal year end has been selected for purposes of this comparison. The Russell 2000 Index is a capitalization-weighted index of domestic equity securities traded on the New York and American Stock Exchanges and the NASDAQ that measures the performance of the 2,000 smallest companies in the Russell 3000 Index.

The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 2, 2002, and that all dividends earned theron were reinvested.

Company / Index	02-Feb-02	01-Feb-03	31-Jan-04	29-Jan-05	28-Jan-06	03-Feb-07
RETAIL VENTURES, INC.	$100.00	$45.03	$138.34	$152.66	$294.00	$466.28
RUSSELL 2000	$100.00	$78.62	$124.25	$132.64	$160.30	$179.31
S&P GENERAL MERCHANDISE STORES	$100.00	$78.29	$108.17	$128.95	$134.59	$158.32

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

	For the Fiscal Year Ended (1)
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$3,067,658	$2,913,371	$2,739,631	$2,594,206	$2,450,719
Operating profit before change in fair value of derivative instruments (2)	$81,513	$7,218	$6,685	$31,658	$36,706
Change in fair value of derivative instruments	$(175,955)	$(144,209)
Operating (loss) profit	$(94,442)	$(136,991)	$6,685	$31,658	$36,706
Loss before cumulative effect of accounting change	$(150,913)	$(183,418)	$(19,448)	$(5,219)	$(2,357)
Cumulative effect of accounting change					$(2,080)
Net loss	$(150,913)	$(183,418)	$(19,448)	$(5,219)	$(4,437)
Basic loss per share before cumulative effect of accounting change	$(3.35)	$(4.75)	$(0.57)	$(0.15)	$(0.07)
Cumulative effect of accounting change					$(0.06)
Basic and diluted loss per share	$(3.35)	$(4.75)	$(0.57)	$(0.15)	$(0.13)
Total assets	$1,267,217	$1,086,574	$976,426	$860,592	$828,126
Working capital	$274,439	$184,961	$233,568	$227,665	$174,971
Current ratio	1.45	1.33	1.65	1.84	1.57
Long-term obligations	$265,783	$165,995	$343,375	$326,940	$264,664
Number of:(3)
Value City Stores	113	113	116	116	116
DSW Stores	223	199	172	142	126
Filene’s Basement Stores	31	27	26	21	20
Net sales per selling sq. ft. (4)	$232.38	$219.08	$221.00	$225.00	$224.00
Comparable store sales change (5)	0.8%	0.5%	-1.0%	1.2%	-3.5%

(1)	Fiscal 2006 consists of 53 weeks. All other years reported consist of 52 weeks.

(2)	The Company believes that the non-cash accounting charge associated with the change in fair value of derivative instruments is not directly related to its retail operations and is therefore providing supplemental adjusted results that exclude this item. This financial measure should facilitate analysis by investors and others who follow the Company’s financial performance.

(3)	Includes all stores operating at the end of the fiscal year.

(4)	Presented in whole dollars and excludes leased departments and stores not operated during the entire fiscal period.

(5)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Information” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.

OVERVIEW
Retail Ventures is a holding company operating retail stores in four segments: Value City, Filene’s Basement, DSW and Corporate. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of February 3, 2007, there were 113 Value City stores in operation. DSW is a United States specialty branded footwear retailer operating 223 shoe stores in 35 states as of February 3, 2007. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located primarily in major metropolitan areas of the eastern and Midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of February 3, 2007, there were 31 Filene’s Basement stores in operation. The Corporate segment consists of all corporate assets, liabilities and expenses related to the Corporate Entities that are not allocated to the other segments.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes included in this annual report on Form 10-K.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of February 3, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW.” Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded.
In December 2006 we announced that we are exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. We also stated that there can be no assurance that this process will result in any specific transaction.
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
Key Financial Measures
In evaluating the results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business segments. Among our key financial measures are net sales, operating profit, and net income. Non-financial measures that we use in evaluating our performance include number of stores, leased operations, net sales per average gross square foot for our stores and change in comparable store sales. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. For fiscal 2006 and prior years, we considered comparable store sales to be sales at stores that were open 14 months as of the prior fiscal year end. Comparable store sales are also referred to as “comp-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales is not necessarily comparable to similarly titled measures reported by other companies.
The Company’s revenues are generated through sales from existing stores and through sales from new stores. In fiscal 2006, no new Value City stores were opened and no existing Value City stores were closed, DSW opened 29 new stores and closed five stores, and Filene’s Basement opened five new stores and closed one store. For fiscal 2007, Filene’s Basement plans to open six new stores and DSW plans to open at least 30 additional stores. During fiscal 2007, Filene’s Basement will cease operations in two stores temporarily due to remodeling, one of which is planned to reopen in fiscal 2007 while the other is not expected to reopen until fiscal 2009. No new Value City stores are presently planned to be opened in fiscal 2007.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. As discussed in Note 1 to our consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies and litigation. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. The Company did not recognize income during these periods from unredeemed stored value cards. The Company will continue to review its historical activity and will recognize income from unredeemed stored value cards when deemed appropriate.
•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $44.4 million and $43.1 million at the end of fiscal 2006 and 2005, respectively.
Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customers’ value perception or perceived value known as markdowns and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost, and the resulting gross margins.
•	Short-term investments. Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 33 to 182 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of February 3, 2007, the Company held $98.7 million in short-term investments, and at January 28, 2006, the Company had no short-term investments.
•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying amount of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted future cash flows. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. During fiscal 2006, fiscal 2005 and fiscal 2004, we recorded $0.8 million, $0.5 million, and $2.9 million (including the impairment of a capital lease of $1.2 million related to a store closing) in charges, respectively, related to long-lived assets at store operating units.
During fiscal 2004, we recorded a non-cash charge of $11.7 million, $6.9 million net of taxes, for the impairment of goodwill related to Filene’s Basement. The balance of goodwill subject to goodwill annual testing at the end of the current fiscal year was $25.9 million on the DSW segment.
We believe at this time that the carrying values and useful lives of long-lived assets continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.
•	Store Closing Reserve. During the 2006 fiscal year, the Company recorded charges associated with the closing of five DSW stores. The operating lease at one of the five stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of fiscal 2005. These reserves are monitored on at least a quarterly basis for changes in circumstances. The store closing reserves were $1.9 million and $2.4 million at the end of fiscal 2006 and 2005, respectively.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous two months claims cost and the number of associates employed. Workers’ compensation and general liability estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and general liability. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $17.5 million and $17.6 million at the end of fiscal 2006 and 2005, respectively. The decrease in self-insurance reserves was principally associated with the decrease in general liability.

•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 7 of the Notes to Consolidated Financial Statements in this Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 28, 2006, the weighted-average actuarial assumptions applied to our plans were a discount rate of 5.75%, assumed salary increases of 3.5% and long-term rate of return on plan assets of 8.0%. At February 3, 2007, the weighted-average actuarial assumptions applied to our plans were a discount rate of 6.0%, assumed salary increases of 3.0% and long-term rate of return on plan assets of 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 DSW re-launched its loyalty program, which included changing the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and their ability to communicate with their customers. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 3, 2007 and January 28, 2006 was $5.0 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program expired on or before January 31, 2007.
•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Sholes Pricing Model to calculate the fair value of derivative instruments.
For the fiscal year ended February 3, 2007, the Company recorded a charge related to the change in fair value of warrants of $124.8 million. For the fiscal year ended January 28, 2006, the Company recorded a charge related to the change in the fair value of the Warrants of $144.2 million, including $134.2 million relating to the initial recording of the Conversion Warrants.
For the fiscal year ended February 3, 2007, the Company recorded a charge related to the change in the fair value of the conversion feature of the PIES of $51.1 million. The PIES were not outstanding during fiscal 2005.
•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2006, we established an additional valuation reserve of $2.2 million for deferred tax assets. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carry forwards and wrote off $4.0 million of deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio. During fiscal 2004, we established an additional valuation reserve for deferred income tax assets of $3.2 million for carry forwards related to state net operating losses.
Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
We operate four business operating segments. Value City and Filene’s Basement segments operate full-line, off-price department stores. Our DSW segment is a specialty branded footwear retailer. As of February 3, 2007, a total of 113 Value City, 31 Filene’s Basement and 223 DSW stores were open. The Corporate segment consists of all corporate assets, liabilities and expenses not allocated to the other segments through corporate allocation or shared service arrangements.
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
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal 2006 contained 53 weeks, while 2005 and 2004 each contained 52 weeks. Fiscal 2007 will consist of 52 weeks.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-three	Fifty-two
	weeks	weeks
	ended	ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	(60.4)	(61.9)	(60.7)

Gross profit	39.6	38.1	39.3
Selling, general and administrative expenses	(37.3)	(38.1)	(39.3)
Change in fair value of derivative instruments	(5.7)	(5.0)	0.0
License fees and other income	0.3	0.3	0.2

Operating (loss) profit	(3.1)	(4.7)	0.2
Non-related interest expense	(0.7)	(0.5)	(0.5)
Related party interest expense	(0.2)	(0.5)	(0.9)

Total interest expense	(0.9)	(1.0)	(1.4)
Interest income	0.3	0.1	0.0

Interest expense, net	(0.6)	(0.9)	(1.4)

Loss before income taxes and minority interest	(3.7)	(5.6)	(1.2)
Income taxes (expense) benefit	(0.4)	(0.5)	0.5

Loss before minority interest	(4.1)	(6.1)	(0.7)
Minority interest	(0.8)	(0.2)	0.0

Net loss	(4.9)%	(6.3)%	(0.7)%

Fiscal Year Ended February 3, 2007 (“fiscal 2006”) Compared To Fiscal Year Ended January 28, 2006 (“fiscal 2005”)
Sales. Sales for fiscal 2006 increased by 5.3% to $3.07 billion from $2.91 billion for fiscal 2005. By operating segment, comparable store sales were:

	2006	2005

Value City	(1.3)%	(3.2)%
DSW	2.5%	5.4%
Filene’s Basement	3.1%	3.5%

Total	0.8%	0.5%

Value City net sales for the fifty-three weeks ended February 3, 2007 decreased 1.4%, or $18.9 million, to $1.36 billion from $1.38 billion in the fifty-two weeks ended January 28, 2006. For fiscal 2006, the number of transactions in the comparable stores in the Value City segment decreased by 6.4% and the average unit retail increased 10.6% while the number of units in the basket decreased 4.7%. During fiscal 2006, Value City continued its transition to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe categories by the third quarter of fiscal 2005. The hardlines and jewelry areas were addressed in fiscal 2006 and were substantially completed in the fall of fiscal 2006, and the children’s area continues to be addressed. The Value City sales for comparable stores decreased 1.3% due to declines in transactions, an incomplete conversion of other departments in the store to the new merchandising strategy and the short-term effect of eliminating certain merchandise categories. All stores in the Value City segment are in the comparative stores base. The decrease in comparable store sales was partially offset by the impact of a 53rd week in fiscal 2006.
In addition, during fiscal 2006, Value City operated three fewer stores than in the previous year. These stores had net sales of $18.1 million in fiscal 2005. The decrease in comparable sales is comprised of decreases in children’s and hardlines of 11.3% and 8.2%, respectively. Jewelry, men’s and women’s comparable sales increased over the comparable period by 2.2%, 3.3% and 5.3%, respectively. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represented less than 1.0% and 2.2% of total segment sales in the fiscal years 2006 and 2005, respectively.
DSW net sales for the fifty-three weeks ended February 3, 2007 increased by 11.8%, or $135.0 million, to $1.28 billion from $1.14 billion in the fifty-two weeks ended January 28, 2006. Comparable store sales in fiscal 2006 improved 2.5% compared to the previous fiscal year. The increase in DSW sales includes the impact of a 53rd week in fiscal 2006 and a net increase of 24 DSW stores, 117 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments, during fiscal 2006. The new DSW locations added $53.3 million in sales compared to fiscal 2005, while the new leased shoe departments added $6.6 million in sales. Leased shoe department sales comprised 10.2% of total net sales in fiscal 2006, compared to 10.5% in fiscal 2005.
Compared with fiscal 2005, DSW comparable store sales for fiscal 2006 increased in women’s, athletic, and accessories by 3.0%, 5.8%, and 1.8%, respectively, while decreasing in men’s by 0.1%. In the women’s category, the casual class was the best performing group while athletic increases are still driven by the fashion class. In accessories, positive results from DSW’s ongoing product offerings were partially offset by the transition to a consignment program for DSW’s shoe care products. In men’s, positive seasonal results were offset by negatives in the dress and casual classifications.
Filene’s Basement net sales for the fifty-three weeks ended February 3, 2007 increased 9.8%, or $38.2 million, to $427.5 million from $389.3 million in the fifty-two weeks ended January 28, 2006. The increase in net sales is primarily due to the comparable store sales increase of 3.1%, the impact of a 53rd week in fiscal 2006 and a net increase of four stores over the prior year’s period. Net sales for the new stores opened in fiscal 2006 added $24.3 million to sales. The merchandise categories of men’s, women’s and accessories had comparable sale increases of 4.1%, 1.1%, and 6.5%, respectively. The merchandise categories of home and jewelry had comparable sale decreases of 2.7% and 3.6%, respectively. The home and jewelry categories each represented 5.8% of total comparative stores sales in fiscal 2006.
Gross Profit. Total gross profit increased $106.2 million or 9.6% from $1.11 billion to $1.22 billion. Gross profit, as a percentage of sales, increased to 39.6% compared to 38.1% for the prior year’s period. The increase in the overall margin rate is attributable to the increase in gross profit from the Value City, DSW and Filene’s Basement segments.
Gross profit, as a percent of sales by segment, was:

	2006	2005

Value City	37.2%	35.6%
DSW	43.1%	42.4%
Filene’s Basement	37.0%	34.3%

Total	39.6%	38.1%

Value City’s gross profit increased $15.8 million to $506.6 million in fiscal 2006 from $490.8 million in fiscal 2005, and increased as a percentage of net sales from 35.6% in fiscal 2005 to 37.2% in fiscal 2006. The increase is primarily attributable to higher initial markups and reduced markdown rates partially offset by an increase in shrinkage expense.
The DSW gross profit increased $65.9 million to $550.7 million in fiscal 2006 from $484.8 million in 2005, and increased as a percentage of net sales from 42.4% in fiscal 2005 to 43.1% in fiscal 2006. The increase of approximately $58.2 million in gross profit is primarily attributable to the overall increase in sales of which $8.0 million was attributable to the 53rd week. The increase is also attributable to an increased initial markup.
Filene’s Basement gross profit increased $24.6 million to $158.2 million in fiscal 2006 from $133.6 million in fiscal 2005, and increased as a percentage of net sales from 34.3% in fiscal 2005 to 37.0% in fiscal 2006. The increase of approximately $13.4 million in gross profit is attributable to the overall increase in sales of which $2.4 million is attributable to the 53rd week. The increase is also attributable to an increased initial markup and lower markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $32.5 million from $1.11 billion in fiscal 2005 to $1.14 billion in fiscal 2006. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, were $25.0 million. Pre-opening costs increased approximately $1.3 million for fiscal 2006 compared to fiscal 2005. During fiscal 2005, the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit and DSW accrued $6.5 million related to the estimated liability for credit card data theft.
SG&A expense, as a percent of sales by segment, was:

	2006	2005

Value City	38.9%	39.8%
DSW	35.4%	36.3%

	2006	2005
Filene’s Basement	39.5%	39.5%

Total	37.3%	38.1%

The Value City’s segment SG&A expense decreased 3.6% or $19.6 million to $529.5 million in fiscal 2006 from $549.1 million in fiscal 2005. The Value City segment’s SG&A expense decrease is primarily due to reductions of approximately $8.8 million, $7.3 million and $3.8 million in personnel expense, administrative overhead expense and occupancy expense, respectively. These decreases in expense were slightly offset by an increase in operations expense of $0.2 million which was primarily driven by an increase in advertising expense. During fiscal 2005, Value City closed a related party leased warehouse facility and recorded $2.9 million in expenses associated with the closing. During fiscal 2005, Value City recorded a gain on a terminated lease of approximately $9.5 million, related to a store that closed on January 28, 2006.
For fiscal 2006, the DSW segment SG&A expense increased $37.4 million to $453.0 million from $415.6 million in fiscal 2005 which represented 35.4% and 36.3% of net sales, respectively. The percentage decrease results from reductions in marketing and preopening costs of $9.0 million and $0.5 million, respectively. The marketing favorability was the result of a positive variance related to the “Reward Your Style” loyalty program compared with the prior fiscal year, resulting in a $7.1 million year over year impact. DSW was also able to reduce its marketing spend by realizing efficiencies in its media buying and moving some marketing services in house. Additional favorability in the reduced operating percent is that operating costs for fiscal 2005 included a charge of $6.5 million related to an accrual of potential losses related to the theft of credit card and other purchase information. Those positive factors were offset by an increase in store expense of $16.3 million and personnel related expenses in DSW’s home office of $18.3 million. The store expense increase is due to new stores and remained at 12% of sales compared to the prior year. The personnel expenses include additional headcount and related costs, additional incentive compensation, and the costs related to adoption of SFAS 123R. In total the home office increase over the prior year was approximately 1.2% of sales.
The Filene’s Basement segment SG&A expense increased 9.9% or $15.1 million to $168.9 million in fiscal 2006 from $153.8 million in fiscal 2005. Personnel expense, occupancy expense and other operating expenses all increased $2.1 million, $1.4 million and $1.8 million, respectively. The total SG&A expense associated with new Filene’s Basement stores not opened in fiscal 2005, excluding pre-opening costs, was $8.0 million.
Change in Fair Value of Derivatives. During fiscal 2006 and fiscal 2005, the Company recorded a non-cash charge of $124.8 million and $144.2 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. The decrease in the charge is primarily due to the exercise by Cerberus Partners, L.P. (“Cerberus”) of 7,000,000 warrants during fiscal 2006. During fiscal 2006, $51.1 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. There were no PIES outstanding during fiscal 2005. The Company utilizes the Black Sholes Pricing Model to estimate the fair value of the derivatives.
License fees and other income. License fees and other income were $9.6 million in fiscal 2006 compared to $8.9 million in the prior year. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating (Loss) Profit. The operating loss for 2006 was $94.4 million compared to an operating loss of $137.0 million in 2005, an improvement of $42.6 million. The operating loss as a percentage of sales was 3.1% in 2006 compared to 4.7% in 2005.
Operating (loss) profit as a percent of sales by segment was:

	2006	2005

Value City	(1.3)%	(14.2)%
DSW	7.9%	6.1%
Filene’s Basement	(0.3)%	(2.8)%

Total	(3.1)%	(4.7)%

The operating loss for the Corporate segment of $176.0 million is primarily due to the non-cash charge of $124.8 million versus $144.2 million for fiscal 2006 and 2005, respectively, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. During fiscal 2006, $51.1 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. There were no PIES outstanding during fiscal 2005.
Interest Expense. Interest expense was $27.2 million in fiscal 2006 a $0.6 million reduction from fiscal 2005. Interest expense included the amortization of debt discount of $0.9 million and $0.8 million fiscal 2006 and 2005, respectively. The decrease is primarily due to the decrease of $12.8 million in average borrowings during fiscal 2006.

Interest Income. During fiscal 2006, interest income rose $7.9 million to $9.5 million due to short-term securities held by the DSW segment and an overall increase in cash and cash equivalents.
Income Taxes. Fiscal 2006 reflects a negative 13.0% effective tax rate as compared to a negative 8.1% fiscal 2005 effective rate. The 2006 tax rate of negative 13.0% reflects the impact of $43.7 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, and an increase in the valuation allowance provided for federal and state deferred tax assets of $2.2 million.
Minority Interest. Fiscal 2006 net income decreased by $24.2 million compared to $7.0 million in fiscal 2005, to reflect that portion of the income attributable to DSW minority shareholders.
Net Loss. The fiscal 2006 net loss decreased $32.5 million compared to fiscal 2005 and represents 4.9% versus 6.3% of net sales, respectively. Major contributing elements in the change in net loss from fiscal 2005 are the $31.7 million increase in derivatives and the $7.9 million increase in interest income, offset by the $17.2 million increase in minority interest expense.
Fiscal Year Ended January 28, 2006 (“fiscal 2005”) Compared To Fiscal Year Ended January 29, 2005 (“fiscal 2004”)
Sales. Sales for fiscal 2005 increased by 6.3% to $2.9 billion from $2.7 billion for fiscal 2004. By operating segment, comparable store sales were:

	2005	2004

Value City	(3.2)%	(4.9)%
DSW	5.4%	5.0%
Filene’s Basement	3.5%	4.7%

Total	0.5%	(1.0)%

Value City net sales decreased by $54.6 million to $1.38 billion, a 3.8% decrease over the comparable period for fiscal 2004. During fiscal 2005, Value City transitioned to a new merchandise strategy which includes more name brand merchandise, better assortments and more upfront purchasing. The transition occurred throughout fiscal 2005 and was substantially in place for the women’s and shoe categories by the third quarter. The sales for comparable stores decreased 3.2% due to declines in transactions, an incomplete conversion of other departments in the store to the new merchandising strategy and the short-term effect of eliminating certain merchandise categories. All stores in the Value City segment are in the comparative stores base.
In addition, during fiscal 2005, Value City operated two fewer stores than in the previous year (another Value City store closed on January 28, 2006, not affecting fiscal 2005). These two stores had net sales of $11.6 million in fiscal 2004. The decrease in comparable sales is comprised of decreases in men’s, children’s, shoes and hardlines of 3.1%, 7.7%, 2.4% and 7.8%, respectively. Jewelry and women’s sales increased over the comparable period by 7.6% and 1.8%, respectively. For fiscal 2005, the number of transactions in the Value City segment increased by 5.5% and the average unit retail increased 6.2% while the number of units in the basket decreased 0.8%. Additionally, Value City began the elimination of the health and beauty aids and non-gourmet food categories in July 2005. These categories represent 2.2% and 3.5% of total segment sales in the fiscal years 2005 and 2004, respectively.
DSW net sales were $1.14 billion, a $183.0 million, or 19.0%, increase over fiscal 2004. Comparable store sales improved 5.4%. The increase in DSW sales includes a net increase of 29 DSW stores, 11 non-affiliated leased shoe departments and one Filene’s Basement leased shoe department, and does not include the re-categorization in fiscal 2005 of two DSW/Filene’s Basement combination stores as leased shoe departments which are included in the DSW segment. The DSW store locations and the leased shoe departments that opened subsequent to January 29, 2005 added sales of $59.8 million and $3.7 million, respectively. Leased shoe department sales comprised 10.5% of total net sales in fiscal 2005, compared to 9.4% in fiscal 2004. DSW comparable sales in the merchandise categories of women’s, athletics and men’s had increases of 6.8%, 6.4% and 3.8%, respectively, and decreased in the accessories category by 6.4%. Sales increases in women’s were across all categories; dress, casual and seasonal. The seasonal performance of boots drove the women’s increase with a 19.7% increase for the year. The increase in athletic was driven by women’s, and specifically women’s fashion athletic. The increase in men’s was driven by expanded assortment offering in casual and fashion. The decrease in accessories was due to a narrowing of the offering in gift products.
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

Gross Profit. Total gross profit increased $32.8 million or 3.1% from $1.08 billion to $1.11 billion. Gross profit, as a percentage of sales, decreased to 38.1% compared to 39.3% for the prior year’s period. The decrease in the overall margin rate is attributable to the decrease in gross profit from the Value City and DSW segments, offset in part by increases at the Filene’s Basement segment.
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
Selling, General and Administrative Expenses. SG&A expenses increased $34.5 million from $1.08 billion in fiscal 2004 to $1.11 billion in fiscal 2005. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, were $22.3 million. Pre-opening costs decreased approximately $6.0 million for fiscal 2005 compared to fiscal 2004. During the year the Company recorded a one-time decrease in workers’ compensation expense of $3.7 million as a result of the completion of a bureau of workers’ compensation audit. SG&A expense, as a percent of sales by segment, was:

	2005	2004

Value City	39.8%	40.0%
DSW	36.3%	37.2%
Filene’s Basement	39.5%	43.1%

Total	38.1%	39.3%

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
Change in Fair Value of Warrants. In connection with the initial public offering of DSW, the Company and its affiliates amended the Term Loans and amended and restated the Convertible Loan. See “- Liquidity and Capital Resources” for further discussion. In connection with the amendment of the Term Loans, the Company amended outstanding warrants issued in connection with the Term Loan to Schottenstein Stores Corporation (“SSC”), Cerberus and Back Bay Capital Funding LLC (“Back Bay”) to provide SSC,

Cerberus and Back Bay the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price of $4.50 (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price equal to $19.00 (subject to anti-dilution provisions similar to those in the existing Term Loan warrants) or (iii) acquire a combination thereof (the “Term Loan Warrants”). The Term Loan Warrants expire in June 2012. In November 2005, Back Bay transferred its Term Loan Warrants to Millennium. In connection with the amendment and restatement of the Convertible Loan, the convertible loan was converted into a non-convertible loan and the Company issued to SSC and Cerberus warrants which provide them the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at $4.50 conversion price (subject to existing anti-dilution provision), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price equal to $19.00 (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants) or (iii) acquire a combination thereof (the “Conversion Warrants,” together with the Term Loan Warrants, the “Warrants”). The Conversion Warrants are exercisable from time to time until June 11, 2007.
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

Interest Expense. Interest expense was $27.9 million in fiscal 2005 an $11.3 million reduction from fiscal 2004. Interest expense included the amortization of debt discount of $0.8 million and $2.0 million in fiscal 2005 and 2004, respectively. The decrease is due primarily to the decrease of $124.4 million in average borrowings during the year to year periods as a result of the repayment of borrowings from the proceeds from DSW’s initial public offering.
Interest Income. During fiscal 2005, interest income rose $1.0 million to $1.7 million due to an increased investment in cash and cash equivalents.
Income Taxes. Fiscal 2005 reflects a negative 8.1% effective tax rate as compared to a 39.0% fiscal 2004 effective rate. The 2005 tax rate of negative 8.1% reflects the impact of $50.5 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, the tax law change of $4.0 million of deferred tax assets as a result of changes in Ohio law and an increase in the valuation allowance provided for state net operating loss carry forwards of $14.4 million.
Minority Interest. Fiscal 2005 net income decreased by $7.0 million to reflect that portion of the income attributable to DSW minority shareholders.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for debt service plus seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the winter holiday selling season for our Value City and Filene’s Basement segments.
Net working capital was $274.4 million and $185.0 million at February 3, 2007 and January 28, 2006, respectively. Current ratios at those dates were 1.45 and 1.33, respectively. Net cash provided by operating activities totaled $47.3 million and $32.7 million in fiscal 2006 and 2005, respectively. The fiscal 2006 increase of $14.6 million in net cash provided by operating activities is primarily due to the (i) $48.5 million decrease in working capital provided from the change in working capital assets and liabilities, (ii) $32.5 million decrease in the fiscal 2006 net loss and (iii) $31.7 million increase in the non cash change in the fair value of derivatives.
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
Cash used for capital expenditures was $65.6 million and $46.5 million in fiscal 2006 and 2005, respectively, and excludes the impact of capital expenditures in accounts payable. During fiscal 2006, capital expenditures included $34.1 million for new stores, $16.2 million for improvements in existing stores, $7.8 million for office and warehousing and $7.5 million for MIS equipment upgrades and new systems.
In fiscal 2006, DSW began its expansion into additional office space, which DSW expects to be completed in the first half of fiscal 2007. Effective October 29, 2006, the creation of DSW’s wholly-owned subsidiary, Brand Technology Services will place increased capital demands on DSW related to both the investment in infrastructure, and those investments needed to run Retail Ventures. DSW believes that it will be able to continue to fund the operating requirements and the expansion of the business pursuant to its growth strategy in the future with existing cash and short term investments, cash flows from operations and borrowings under its secured revolving credit facility, if necessary. DSW expects to spend up to $80 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to its information systems, remodeling stores, accelerating its store growth, and the development of an e-commerce channel.
Filene’s Basement plans to open approximately six new stores and fully remodel a store and improve its existing distribution facility in fiscal 2007. Filene’s Basement expects to spend $17.7 million for capital expenditures over the next fiscal year.
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a refinancing that consisted of three separate credit facilities (collectively, the “Prior Credit Facilities”): (i) a three-year $350 million revolving credit facility (subsequently increased to $425 million), (the “June 2002 Revolving Credit Facility”), (ii) two $50 million term loan facilities (collectively, the “Term Loans”) initially provided equally by Cerberus and SSC and (iii) an amended and restated $75 million senior subordinated convertible loan (the “Convertible Loan”), initially entered into on March 15, 2000, which was held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Prior Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries, including DSW. These Prior Credit Facilities were also subject to an Intercreditor Agreement, which provided for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
On July 5, 2005, Retail Ventures amended, or amended and restated, the Prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities, each of which remained outstanding as of February 3, 2007: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
On August 16, 2006, Retail Ventures issued $125 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM). On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan. The VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to collectively as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Retail Ventures’ other wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At February 3, 2007, $66.8 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $105.0 million and $19.4 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $88.0 million at January 28, 2006 and $19.0 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is July 5, 2009.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At February 3, 2007, $136.6 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. At February 3, 2007 and January 28, 2006, $13.4 million and $13.6 million, respectively, in letters of credit were issued and outstanding. At January 28, 2006 $136.4 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
The principal balances of the Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with one of the Term Loans. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.

Amendment to Term Loans
Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower under the Term Loans, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.
Senior Subordinated Convertible Loan — Related Parties
$75 Million Senior Subordinated Convertible Loan
As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2006, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans. All interest was paid in cash.
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
On August 16, 2006, the Non-Convertible Loan was amended and restated for a third time whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW Common Shares sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by Retail Ventures used to secure the Non-Convertible Loan. The final maturity date is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by the lenders, are exercised.
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

The $143,750,000 PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.
RVI used a portion of the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. Restricted cash of $0.5 million is held for the remaining balance of the Non-Convertible Loan. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan.
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
During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007 of $51.1 million. As of February 3, 2007, the fair value liability recorded for the conversion feature was $62.8 million.
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
The following table provides aggregated information about contractual obligations and other long-term liabilities as of February 3, 2007 (dollars in thousands).

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations(5)	Total	1 Year	Years	Years	5 Years	Date
Long—term debt	$249,250		$105,500	$143,750		$
Interest payments on long—term debt (1)	47,678	$11,896	19,116	16,666
Capital lease obligations(2)	54,669	3,448	7,022	7,289	$36,910
Operating lease obligations (2)	1,535,456	189,496	361,240	310,198	674,522
Construction commitments(3)	10,026	10,026
Purchase obligations(4)	25,087	13,288	11,394	405

Total	$1,922,166	$228,154	$504,272	$478,308	$711,432	$ `

(1)	Projected interest payments are for the Non-Convertible Loan and the VCDS Revolving Loan and are based on the outstanding principal amount at February 3, 2007 and interest rate per the agreement.

(2)	Many capital and operating leases require us, as part of the lease, to pay for common area maintenance, real estate taxes and contingent rents. In fiscal 2006, the common area maintenance and real estate taxes represented approximately 36.7% of the rent expense. These costs vary year by year and are based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

(3)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 3, 2007.

(4)	Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

(5)	Deferred taxes, minority interest and payments related to pension plans are not included in this table.
In 2006, RVI used the proceeds from the issuance of PIES to repay the approximately $49.7 million remaining balance of an intercompany note due Value City and lend Value City and Filene’s Basement $62 million through intercompany loans. Value City used these and other funds to pay down $49.5 million of the outstanding principal amount of the $50 million Senior Non-Convertible Loan and approximately $36.5 million of borrowings under the VCDS Revolving Loan. During 2005, the Company repaid the amount owed on the $100 million Term Loans plus accrued interest, $25 million of the $75 million Convertible Loan and a portion of the Revolving Credit Facility with the proceeds of DSW’s IPO used to repay intercompany promissory notes relating to dividends issued by DSW to Retail Ventures.
At February 3, 2007, the Company had outstanding a $0.5 million Non-Convertible Loan, $143.8 million PIES and $105.0 million of direct borrowings under the VCDS Revolving Loan. As of January 28, 2006 the Company had outstanding a $50.0 million Non-Convertible Loan and $88.0 million of direct borrowings under the VCDS Revolving Loan.
The Company had outstanding letters of credit that totaled approximately $19.4 million and $13.4 million, respectively, at February 3, 2007, on the Retail Ventures and new DSW secured revolving credit facilities and $19.0 million and $13.6 million at January 28, 2006 on the Retail Ventures and DSW secured revolving credit facilities. If certain conditions are met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of the terms set forth in these arrangements.
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $10.0 million at February 3, 2007. In addition, we signed lease agreements for 34 new store locations with annual aggregate rent of $14.2 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $8.9 million of tenant improvement allowances which will offset future capital expenditures.
We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclosed in the Notes to consolidated financial statements included in our 2006 Annual Report the minimum payments due under operating or capital leases.
Additional information regarding our financial commitment as of February 3, 2007 is provided in the Notes to Consolidated Financial Statements. See “Notes to Consolidated Statements, Note 6 - Long-Term Obligations beginning on page F-22 and Note 10 — Commitments and Contingencies” beginning on page F-34.
Recent Accounting Pronouncements
Recent Accounting Pronouncements and their impact on Retail Ventures are disclosed in Footnote 1 to our consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of February 3, 2007, as that term is described by the SEC.
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
Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the $275 million VCDS Revolving Loan and the $150 million DSW Revolving Loan. At February 3, 2007, direct borrowings aggregated $105.0 million and an additional $32.8 million of letters of credit were outstanding against these revolving credit facilities. A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the year ended February 3, 2007, net of income taxes, would have had an approximate $0.7 million impact on our financial position, liquidity and results of operations.
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
During fiscal 2006 the Company recorded a charge related to the change in the fair value of the warrants of $124.8 million. As of February 3, 2007, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants is $216.4 million. The $156.5 million value ascribed to the Conversion Warrants was estimated as of February 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.9%; expected life of 2.4 years; expected volatility of 44.1%; and an expected dividend yield of 0.0%. The $59.9 million value ascribed to the Term Loan Warrants was estimated as of February 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.8%; expected life of 5.4 years; expected volatility of 44.1% and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007 of $51.1 million. As of February 3, 2007, the fair value liability recorded for the conversion feature was $62.8 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.2%; expected life of 4.6 years; expected volatility of 39.7%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.6 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report, that such disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control system as of February 3, 2007. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting, as of February 3, 2007.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering management’s assessment of the Company’s internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report.
Changes in Internal Control over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION. None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers
The following persons are executive officers of the Company. Our officers of the Company are elected annually by our Board and serve at the pleasure of the Board.
Heywood Wilansky, age 59, became our President and Chief Executive Officer in November 2004. Mr. Wilansky is a director of the Company since June 2005 and is also a director of DSW since March 2005. Before joining Retail Ventures, Mr. Wilansky served as President and Chief Executive Officer of Filene’s Basement, a subsidiary of Retail Ventures, from February 2003 to November 2004. Mr. Wilansky was a professor of marketing at the University of Maryland business school from August 2002 to February 2003. From August 2000 to January 2003, he was President and Chief Executive Officer of Strategic Management Resources, LLC. From August 1995 to July 2000, he was President and Chief Executive Officer of Bon Ton Stores. Prior to that, he was with The May Department Stores Company for more than 19 years, last serving as President and Chief Executive Officer of the Foley’s division from 1992 to 1995 and President and Chief Executive Officer of the Filene’s division from 1991 to 1992.
James A. McGrady, age 56, became our Executive Vice President, Chief Financial Officer, Treasurer and Secretary in December 2002. He served as our Chief Financial Officer, Treasurer and Secretary from July 2000 until December 2002. Mr. McGrady is also a Vice President of DSW. From 1986 until July 2000, Mr. McGrady served as Vice President and Treasurer of Big Lots, Inc. From 1979 through 1986, Mr. McGrady was in the practice of public accounting with KPMG Main Hurdman.
Julia A. Davis, age 46, became our Executive Vice President and General Counsel in January 2003. Since the DSW IPO she also served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006. Prior to joining the Company Ms. Davis was a partner in the Columbus office of Vorys, Sater, Seymour and Pease LLP. Ms. Davis has 19 years of private legal practice primarily representing and advising national and regional retailers in a wide variety of employment matters.
Jed L. Norden, age 56, became our Executive Vice President and Chief Administrative Officer as of February 1, 2006. Prior to accepting this position with the Company, Mr. Norden served as Executive Vice President of Human Resources for Retail Ventures Services, Inc., a subsidiary of Retail Ventures, Inc. Beginning in 2002, Mr. Norden served as Vice President of Human Resources for Ultimate Electronics. Prior to serving in that position, Mr. Norden served as Corporate Senior Vice President of Human Resources for Payless ShoeSource, Inc. from 1985 to 2002. Mr. Norden has also held various management positions at May Department Stores Company and Ingersoll-Rand Corporation.
Steven E. Miller, age 48, became our Senior Vice President Controller in May 2003 after joining the Company in September 2000 as its Vice President Controller. Since the DSW IPO he also serves as Senior Vice President and Controller of DSW. Prior to joining the Company Mr. Miller served as Chief Financial Officer of Spitzer Management, Inc. beginning in 1998. From 1993 through 1998, Mr. Miller held various positions with Big Lots, Inc. including Director, Assistant Treasurer and Assistant Controller.
Audit Committee
The Company’s Board of Directors has determined that Harvey L. Sonnenberg is an audit committee financial expert as such term is defined by the SEC under Item 407(d) of Regulation S-K. The members of the Audit Committee are Messrs. Harvey L. Sonnenberg (Chair), James L. Weisman and Lawrence J. Ring and Ms. Elizabeth M. Eveillard. The Board of Directors has affirmatively determined that each of Messrs. Sonnenberg, Weisman, Ring and Ms. Eveillard is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.
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
Other
In accordance with General Instruction G(3), the information contained under the captions “ELECTION OF DIRECTORS”, “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2007, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference to satisfy the remaining information required by this Item.
NYSE Certification
Mr. Wilansky, Chief Executive Officer and President of the Company, and Mr. McGrady, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission regulations with respect to the Company’s 2006 Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibits 31 and 32 to this Annual Report on Form 10-K.
Mr. Wilansky submitted his annual certification to the New York Stock Exchange (NYSE) on June 5, 2006, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Item 11.	EXECUTIVE COMPENSATION.
In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION — GENERAL” in the Proxy Statement is incorporated herein by reference. The report of the Compensation Committee of the Company’s Board of Directors on executive compensation included in the Proxy Statement shall not be deemed to be incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS” and “PROPOSAL NO. 2, APPROVAL OF RETAIL VENTURES, INC. 2007 CASH INCENTIVE COMPENSATION PLAN — EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION – CORPORATE GOVERNANCE PRINCIPLES” in the Proxy Statement is incorporated herein by reference.

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

RETAIL VENTURES, INC.
April 5, 2007	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Jay L. Schottenstein	Chairman of the Board of Directors	April 5, 2007

/s/ Heywood Wilansky Heywood Wilansky	President, Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2007

/s/ James A. McGrady James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 5, 2007

* Henry L. Aaron	Director	April 5, 2007

* Ari Deshe	Director	April 5, 2007

* Jon P. Diamond	Director	April 5, 2007

* Elizabeth M. Eveillard	Director	April 5, 2007

* Lawrence J. Ring	Director	April 5, 2007

* Harvey L. Sonnenberg	Director	April 5, 2007

* James L. Weisman	Director	April 5, 2007

*By:	/s/ James A. McGrady
James A. McGrady (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retail Ventures, Inc. and its subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 4, 2007

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
February 3, 2007 and January 28, 2006
(in thousands, except share amounts)

	February 3,	January 28,
	2007	2006

ASSETS
Cash and equivalents	$160,221	$138,731
Restricted cash	511
Short-term investments	98,650
Accounts receivable, net	16,781	19,259
Accounts receivables from related parties	3,777	437
Inventories	545,584	491,867
Prepaid expenses and other assets	36,686	26,814
Deferred income taxes	25,737	66,581

Total current assets	887,947	743,689

Property and equipment, at cost:
Furniture, fixtures and equipment	367,823	348,296
Leasehold improvements	299,743	272,835
Land and building	789	789
Capital leases	32,300	32,300

	700,655	654,220
Accumulated depreciation and amortization	(420,746)	(385,094)

Property and equipment, net	279,909	269,126

Goodwill	25,899	25,899
Tradenames and other intangibles, net	34,976	39,217
Deferred income taxes	26,114
Other assets	12,372	8,643

Total assets	$1,267,217	$1,086,574

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
February 3, 2007 and January 28, 2006
(in thousands, except share amounts)

	February 3,	January 28,
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$212,434	$221,444
Accounts payable to related parties	4,902	4,901
Accrued expenses:
Compensation	40,886	35,085
Taxes	45,227	37,869
Other	92,894	88,403
Warrant liability	3,594	1,723
Warrant liability-related parties	212,806	168,680
Current maturities of long-term obligations	765	623

Total current liabilities	613,508	558,728

Long-term obligations, net of current maturities:
Non-related parties	265,283	115,995
Related parties	500	50,000
Conversion feature of long-term debt	62,770
Other noncurrent liabilities	95,108	87,080
Deferred income taxes		45,829

Minority interest	138,428	112,396
Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 47,270,777 and 39,864,577 outstanding, respectively	276,690	159,617
Accumulated deficit	(184,461)	(36,082)
Deferred compensation expense, net		(1)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(550)	(6,929)

Total shareholders’ equity	91,620	116,546

Total liabilities and shareholders’ equity	$1,267,217	$1,086,574

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
(in thousands, except per share amounts)

	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	$3,067,658	$2,913,371	$2,739,631
Cost of sales	(1,852,242)	(1,804,139)	(1,663,215)

Gross profit	1,215,416	1,109,232	1,076,416
Selling, general and administrative expenses	(1,143,468)	(1,110,950)	(1,076,445)
Change in fair value of derivative instruments	(53,012)	(151)
Change in fair value of derivative instruments- related parties	(122,943)	(144,058)
License fees and other income	9,565	8,936	6,714

Operating (loss) profit	(94,442)	(136,991)	6,685
Non-related parties interest expense	(20,499)	(13,526)	(13,465)
Related parties interest expense	(6,718)	(14,335)	(25,741)

Total interest expense	(27,217)	(27,861)	(39,206)
Interest income	9,542	1,660	645

Interest expense, net	(17,675)	(26,201)	(38,561)

Loss before income taxes and minority interest	(112,117)	(163,192)	(31,876)
Income taxes (expense) benefit	(14,630)	(13,224)	12,428

Loss before minority interest	(126,747)	(176,416)	(19,448)
Minority interest	(24,166)	(7,002)

Net loss	$(150,913)	$(183,418)	$(19,448)

Basic and diluted loss per share	$(3.35)	$(4.75)	$(0.57)

Shares used in basic and diluted per share calculations	45,088	38,586	33,956

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
(in thousands)

	Number of Shares					Retained			Accumulated
		Common				Earnings	Deferred		Other
	Common	Shares in	Common			(Accumulated	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants		Deficit)	Expense	Shares	sive Loss	Total
Balance, January 31, 2004	33,991	8	$143,077		$6,074	$62,204	$(635)	$(59)	$(6,011)	$204,650

Net loss						(19,448)				(19,448)
Change in minimum pension liability, net of income tax benefit of $753									(1,057)	(1,057)

Total comprehensive loss										(20,505)

Exercise of stock options	136		504							504
Net issuance/forfeitures of restricted shares	(16)		(104)				104
Amortization of deferred compensation expense							528			528

Balance, January 29, 2005	34,111	8	$143,477		$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177

Net loss						(183,418)				(183,418)
Change in minimum pension liability, net of income tax benefit of $924									139	139

Total comprehensive loss										(183,279)

Initial public offering of subsidiary						104,187				104,187
Capital transactions of subsidiary						393				393
Exercise of stock options	5,754		26,286							26,286
Excess tax benefit related to stock option exercises			9,974							9,974
Amortization of deferred compensation expense							2			2
Warrant reclassification to liability					(6,074)					(6,074)
Warrant adjustment to fair value			(20,120)							(20,120)

Balance, January 28, 2006	39,865	8	$159,617	$		$(36,082)	$(1)	$(59)	$(6,929)	$116,546

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
(in thousands)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares in	Common		(Accumulated	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants	Deficit)	Expense	Shares	sive Loss	Total
Balance, January 28, 2006	39,865	8	$159,617	$	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss					(150,913)				(150,913)
Change in minimum pension liability, net of income tax expense of $153								1,192	1,192

Total comprehensive loss									(149,721)

Capital transactions of subsidiary					2,534				2,534
Stock based compensation expense, before related tax effects			634						634
Exercise of stock options	406		2,934						2,934
Exercise of warrants	7,000		110,317						110,317

Deferred income tax adjustment			3,189						3,189
Reclassification of unamortized deferred compensation			(1)			1
Adjustment to initially apply FASB Statement No. 158, net of income tax expense of $3,330								5,187	5,187

Balance, February 3, 2007	47,271	8	$276,690	$	$(184,461)	$	$(59)	$(550)	$91,620

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
(in thousands)

	February 3,	January 28,	January 29,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(150,913)	$(183,418)	$(19,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	4,567	4,422	5,380
Amortization of deferred compensation		2	528
Stock based compensation expense	634
Stock based compensation expense of subsidiary	2,534
Depreciation and amortization	58,329	58,889	56,111
Change in fair value of derivative instruments ($122,943, $144,058 and $0 — related party)	175,955	144,209
Deferred income taxes and other noncurrent liabilities	(23,671)	2,872	(8,264)
Excess tax benefit related to stock option exercises		9,974
Loss on disposal of assets	1,469	1,735	120
Gain on lease termination		(9,536)
Minority interest in consolidated subsidiary	24,166	7,353
Impairment charges	832	507	14,596
Other	1,866	393
Change in working capital, assets and liabilities:
Accounts receivable	(862)	(11,740)	1,150
Inventories	(53,717)	(18,816)	(52,713)
Prepaid expenses and other assets	(11,079)	(10,825)	(12,013)
Accounts payable	(10,595)	16,419	58,488
Proceeds from lease incentives	10,168	10,781	13,099
Accrued expenses	17,618	9,524	33,042

Net cash provided by operating activities	47,301	32,745	90,076

Cash flows from investing activities:
Restricted cash	(511)
Cash paid for property and equipment	(65,584)	(46,499)	(85,443)
Proceeds from sale of assets	30	165	119
Purchases of available-for-sale investments	(188,250)
Maturities and sales from available-for-sale investments	89,600
Tradename acquisitions			(4,066)

Net cash used in investing activities	(164,715)	(46,334)	(89,390)

Cash flows from financing activities:
Payment on Senior Loan Agreement— Non Convertible Loan	(49,500)
Payments on convertible loan		(25,000)
Payments on term loan		(100,000)
Payments of capital lease obligations	(624)	(611)	(720)
Net increase (decrease) in revolving credit facility	17,000	(52,000)	15,000
Proceeds from issuance of PIES	143,750
Proceeds from the exercise of warrants	31,500
Proceeds from exercise of stock options	2,934	26,286	504
Debt issuance costs	(6,156)	(3,576)	(438)
Proceeds from sale of stock of subsidiary		277,963

Net cash provided by financing activities	138,904	123,062	14,346

Net increase in cash and equivalents	21,490	109,473	15,032
Cash and equivalents, beginning of year	138,731	29,258	14,226

Cash and equivalents, end of year	$160,221	$138,731	$29,258

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. The Company operates four segments in the United States of America (“United States”). Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”) segments are off-price retailers. DSW Inc. (“DSW”) segment is a specialty branded footwear retailer. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments. As of February 3, 2007, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 223 DSW stores located in major metropolitan areas throughout the United States and 31 Filene’s Basement stores located in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, for 330 locations for other non-related retailers in the United States.
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of February 3, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
In December 2006 the Company announced that it is exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. The Company also stated that there can be no assurance that this process will result in any specific transaction.
Principles of Consolidation
The consolidated financial statements include the accounts of Retail Ventures, Inc., its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal year 2006 contains 53 weeks while fiscal years 2005 and 2004 each contain 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
insurance, calculating retirement benefits and derivative valuations. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Cash and Equivalents
Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days to be cash equivalents.
Short-term investments
Short-term investments include investment grade variable-rate debt obligations and auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 33 to 182 days, and despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments. All income generated from these investments is recorded as interest income. As of February 3, 2007, the Company held $98.7 million in short-term investments and at January 28, 2006, the Company had no short-term investments.
Accounts Receivable, Net
Accounts receivable is classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates. The allowance for doubtful accounts was $0.7 million and $0.4 million at February 3, 2007 and January 28, 2006, respectively.
Inventories
Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $44.4 million and $43.1 million at the end of fiscal year 2006 and 2005, respectively.
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
Pre-Opening Expenses
Pre-opening costs associated with the opening of new stores are expensed as incurred for stores opened during the fiscal year and those under construction and to be opened in future fiscal years. Pre-opening costs expensed were $9.7 million, $8.4 million and $14.4 million for fiscal 2006, 2005 and 2004, respectively. During these respective periods we opened 29 DSW and five Filene’s Basement stores in 2006, 29 DSW and one Filene’s Basement store in 2005 and 31 DSW and five Filene’s Basement stores in 2004.
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

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Impairment and Long-Lived Assets
The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company’s review is conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted future cash flows. The impairment loss is included in selling, general and administrative expense. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative.
Impairment charges by segment, excluding goodwill, are as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Value City			$2,043
DSW	$832	$234	833
Filene’s Basement		273

	$832	$507	$2,876
Store Closings
During fiscal 2006, the Company recorded additional reserves for the closing of five DSW stores. The operating lease at one of the five stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005. These estimates are monitored on at least a quarterly basis for changes in circumstances. The balance at February 3, 2007 includes the liability for a closed store lease which is in effect through September of 2017.
The table below sets forth the significant components and activity related to these closing reserves (in thousands):

	Balance at
	1/28/06	Related Charges	Payments	Adjustments	Balance at 2/3/07

Employee severance and termination benefits	$277	$56	$(333)		$
Lease Costs	2,130	1,104	(1,601)	$233		1,866
Other	—	64	(64)

Total	$2,407	$1,224	$(1,998)	$233		$1,866

	Balance at
	1/29/05	Related Charges	Payments	Adjustments	Balance at 1/28/06

Employee severance and termination benefits	$599	$277	$(599)	$	$277
Lease Costs	674	4,892	(3,436)		2,130
Other	39	307	(346)		—

Total	$1,312	$5,476	$(4,381)	$	$2,407
Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the Company does not record goodwill amortization but it is subject to annual testing.
During fiscal 2004, based on the results of the annual impairment tests in accordance with SFAS No. 142, the Company recorded a non-cash impairment charge relating to the goodwill on Filene’s Basement of $11.7 million ($6.9 million, net of taxes). At February 3, 2007 and January 28, 2006, the Company had $25.9 million of goodwill. The carrying amount of Goodwill is evaluated based on the market value of the DSW stock.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Tradenames and Other Intangible Assets
Tradenames and other intangibles assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $30.5 million and $26.3 million at February 3, 2007 and January 28, 2006, respectively. During fiscal 2004, the Company acquired the “Leslie Fay” tradename for approximately $4.1 million. The anticipated life of the amortizing asset has been initially assigned 15 years. The asset value and accumulated amortization of intangible assets is as follows (in thousands):

			Filene’s
	Value City	DSW	Basement	Total
As of February 3, 2007
Tradenames:
Gross amount	$5,211	$12,750	$9,900	$27,861
Accumulated amortization	(1,484)	(7,438)	(4,565)	(13,487)
Useful life (in years)	15	15	15
Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(6,316)	(98)	(10,598)	(17,012)
Useful life (in years)	25	14	21
As of January 28, 2006
Tradenames:
Gross amount	$5,211	$12,750	$9,900	$27,861
Accumulated amortization	(1,134)	(6,587)	(3,905)	(11,626)
Useful life (in years)	15	15	15
Favorable lease values:
Gross amount	$14,417	$140	$23,057	$37,614
Accumulated amortization	(5,715)	(87)	(8,830)	(14,632)
Useful life (in years)	25	14	21
Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

			Filene’s
Fiscal Year	Value City	DSW	Basement	Total
2006	$952	$861	$2,428	$4,241
2007	952	854	2,428	4,234
2008	948	854	2,428	4,230
2009	938	854	1,624	3,416
2010	930	854	1,624	3,408
2011	915	854	1,625	3,394
Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated monthly, based on a historical analysis for the average of the previous two months claims cost and the number of associates employed. Workers’ compensation and general liability estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at February 3, 2007, by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $17.5 million and $17.6 million at the end of fiscal 2006 and 2005, respectively.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Layaway sales are recognized when the merchandise has been paid for in full. Layaway was discontinued at the end of fiscal 2004.
Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. The Company did not recognize income during these periods from unredeemed stored value cards. The Company will continue to review its historical activity and will recognize income from unredeemed stored value cards when deemed appropriate.
Customer Loyalty Program
DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 DSW re-launched its loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 3, 2007 and January 28, 2006 was $5.0 million and $8.3 million, respectively. Substantially all certificates under the “Reward Your Style” program expired on or before January 31, 2007.
Advertising Expense
The cost of advertising is expensed as incurred. During fiscal years 2006, 2005 and 2004, advertising expense was $116.1 million, $123.0 million and $112.5 million, respectively.
Derivative Financial Instruments
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of February 3, 2007 or January 28, 2006. The Company does not hold or issue derivative financial instruments for trading purposes.
Retail Ventures estimates the fair values of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
During fiscal 2006 and 2005, the Company recorded a charge related to the change in the fair value of its Warrants of $124.8 and $144.2 million, respectively. As of February 3, 2007 and January 28, 2006, the aggregate fair value liability recorded relating to both the term loan warrants and conversion warrants was $216.4 million and $170.4 million, respectively.
During fiscal 2006, the Company recorded a charge related to the change in the fair value of the conversion feature of the PIES of $51.1 million. The $62.8 million value ascribed to the conversion feature of the PIES was estimated as of February 3, 2007 using the Black-Scholes Pricing Model. The PIES were not outstanding during fiscal year ended January 28, 2006.
During the fiscal year 2004, the Company did not have derivative financial instruments that were held or issued and accounted for as hedges of anticipated transactions and there were no outstanding swap agreements.
Minority Interest
The minority interest liability represents the portion of DSW’s total shareholders’ equity owned by unaffiliated investors in DSW. The minority interest percentage is computed by the ratio of shares held by unaffiliated interests to total shares outstanding. Minority interest in the statement of operations is calculated using the same ratio. In the statement of cash flows, the non-cash minority interest represents the minority shareholders portion of DSW’s income as well as their allocable portion of DSW equity transactions other than retained earnings.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
Basic earnings per share is based on the numerator of net loss and the denominator of weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, stock appreciation rights and warrants, calculated using the treasury stock method and convertible debt calculated using the if-converted method. For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, all potentially dilutive instruments were anti-dilutive.
There were securities outstanding at February 3, 2007, January 28, 2006 and January 29, 2005 that were anti-dilutive and, therefore, were not included in the computation of diluted earnings per share. The total number of securities outstanding that were not included in the computation of dilutive earnings per share for the periods presented are as follows (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Stock Options	1,335	1,782	7,714
SARS	978	1,308	1,998
Term loan warrants	4,413	4,413	2,955
Conversion warrants	9,667	16,667
Convertible debt			16,667

Total of all potentially dilutive instruments	16,393	24,170	29,334

Stock-Based Compensation
For purposes of applying the provisions of SFAS No. 123(R), the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note 3 for a detailed discussion of stock-based compensation.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”). This statement revised SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and requires a fair value measurement of all stock-based payments to employees, including grants of employee stock options and recognition of those expenses in the statements of operations. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services and focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In addition, SFAS No. 123R requires the recognition of compensation expense over the period during which an employee is required to provide service in exchange for an award. Effective January 29, 2006, the Company adopted SFAS No. 123R. The impact of adoption to the Company’s results of operations is presented in Note 3.
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

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires the employer to measure the funded status of the plan as of the date of its year-end statement of financial position. The employer still must disclose any additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation in the notes to financial statements. The adoption of SFAS 158 at February 3, 2007 decreased the Company’s assets by $3.2 million, decreased its liabilities by $8.4 million and increased shareholders’ equity by $5.2 million. These changes to the Company’s financial statements were non-cash and have no impact on the Company’s existing debt covenants, credit ratings or financial flexibility.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not impact the Company’s financial condition, results of operations or cash flows.
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 indicates that a company may adopt a policy of presenting taxes within the scope of EITF No. 06-3 either gross within revenue or net. If taxes subject to EITF No. 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of the taxes that are recognized on a gross basis. EITF No. 06-3 is effective for years beginning after December 15, 2006, and the Company has already adopted EITF No. 06-3 in fiscal 2006 with no material impact. The Company presents sales taxes collected from customers on a net basis and disclosed in “Critical Accounting Policies.”
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.
2. RELATED PARTY TRANSACTIONS
The Company purchases merchandise from affiliates of Shottenstein Stores Corporation (‘SSC’), the direct owner of approximately 40.7% of the common shares of Retail Ventures. The amount of purchases from related parties in fiscal 2006, fiscal 2005 and fiscal 2004 were $4.8 million, $4.4 million and $4.7 million, respectively.
The Company also leases certain store and warehouse locations owned by SSC as described in Note 5.
Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC. Settlement of affiliate receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. In the opinion of the Company and SSC management, the aforementioned charges are reasonable. SSC provides certain real estate services to the Company for which the Company expensed $0.6 million in fiscal 2006.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s participation in SSC’s self-insurance program for general liability, casualty loss and certain state workers’ compensation programs ended in fiscal 2004. Estimates for self-insured programs are determined by independent actuaries based on actuarial assumptions, which incorporate historical incurred claims and incurred but not reported (IBNR) claims.
Cerberus, as a beneficial owner of approximately 5.9% of the outstanding common shares of Retail Ventures, is also a related party.
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
Under the modified prospective method of SFAS No. 123R, compensation expense was recognized during the year ended February 3, 2007 for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Retail Ventures’ financial results for the prior periods have not been restated as a result of this adoption.
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. During the year ended January 28, 2006, there were no tax benefits. Beginning in fiscal 2006 with the adoption of SFAS No. 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS No. 123, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative costs in the Consolidated Statements of Operations. RVI recognizes compensation expense for stock option awards granted subsequent to the adoption of SFAS No. 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Compensation expense for stock option awards granted prior to the adoption of SFAS No. 123R is recorded using an accelerated method.
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
During fiscal 2006, the Company recorded stock based compensation expense of approximately $4.1 million, which includes approximately $3.4 million of expenses recorded by DSW. The following table presents the unfavorable impact of adoption of SFAS No. 123R on the Company’s loss before income taxes and minority interest, minority interest, net loss and basic and diluted earnings per share for the year ended February 3, 2007:

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based
(in thousands, except per share amounts)	compensation expense

Loss before income taxes and minority interest	$(4,050)
Minority interest	(768)
Net loss	$(1,557)
Loss per share
Basic	$(0.03)
Diluted	$(0.03)
The following table illustrates the pro forma effect on net loss and loss per share for the fiscal year 2005 and 2004 if the Company had applied the fair value recognition of SFAS No. 123 (in thousands):

	January 28,	January 29,
	2006	2005
Net loss, as reported	$(183,418)	$(19,448)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4,698	391
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,748)	(2,773)

Pro forma net loss	$(184,468)	$(21,830)

Loss per share:
Basic and diluted as reported	$(4.75)	$(0.57)
Basic and diluted pro forma	$(4.78)	$(0.64)
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of Retail Ventures Common Shares. The expected term of options granted is derived from historical data on exercises. The expected dividend yield is zero, which is based on the Company’s history and current intent of not declaring dividends to shareholders.
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Fiscal year ended
	February 3,		January 28,		January 29,
	2007		2006		2005

Assumptions
Risk-free interest rate		4.6%		4.3%		4.1%
Expected volatility of Retail Ventures Common Shares		62.5%		71.8%		72.5%
Expected option term	4.8	years	4.5	years	5.4	years
Expected dividend yield		0.0%		0.0%		0.0%
The weighted-average grant date fair value of each option granted in fiscal 2006, 2005 and 2004 was $9.18 per share, $6.34 per share and $5.07 per share, respectively.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s stock option plans, related Weighted Average Exercise Prices (“WAEP”) and Weighted Average Remaining Contract Life (“WARCL”) (shares and aggregate intrinsic value in thousands):

	February 3, 2007
	Shares	WAEP
Outstanding beginning of year	1,782	$5.81
Granted	50	15.78
Exercised	(406)	7.22
Canceled	(91)	8.23

Outstanding end of year	1,335	$5.59

Options exercisable end of year	1,089	$5.76
Shares available for additional grants	5,626

	As of February 3, 2007
				Aggregate
				Intrinsic
	Shares	WAEP	WARCL	Value
Options outstanding	1,335	$5.59	5 years	$19,495
Options vested or expected to vest	1,316	$5.60	5 years	$19,216
Options exercisable	1,089	$5.76	5 years	$15,729
Shares available for additional grants	5,626
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. Total intrinsic value of options exercised during fiscal 2006 and 2005 was $3.5 million and $28.6 million, respectively.
The following table summarizes the status of the Company’s nonvested awards for the year ended February 3, 2007 (shares in thousands):

	Fiscal year ended February 3, 2007
		Weighted-Average
		Grant Date Fair
	Shares	Value
Nonvested beginning of period	934	$2.47
Granted	50	$9.18
Vested	(697)	$2.78
Forfeited/Cancelled	(41)	$3.10

Nonvested end of period	246	$2.87

As of fiscal 2006 the total compensation cost related to nonvested options not yet recognized was $0.2 million with a weighted average expense recognition period remaining of 1.5 years. The total fair value of options that vested during fiscal 2006 was $1.9 million.
The following table summarizes information about options outstanding and exercisable as of February 3, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	WARCL	WAEP	Shares	WAEP
$1.63 — $4.49	391	6 years	$2.14	229	$2.16
$4.50 — $10.00	771	5 years	$5.44	725	$5.48
$10.01 — $22.00	173	6 years	$14.07	135	$13.31

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SARS generally vest ratably over five years although some of the more recent grants vest over a three year period with 50% vesting at the end of the third year. The exercise price is equal to the fair market value on the date of the grant. Compensation costs of $9.5 million, $7.5 million and $0.6 million were expensed during fiscal 2006, fiscal 2005, and fiscal 2004, respectively, relating to SARS. The amount of SARS accrued at February 3, 2007 and January 28, 2006 was $7.0 million and $3.8 million, respectively. Included in the SARS expense for fiscal 2006 and fiscal 2005 are expenses relating to the accelerated vesting of some performance based SARS. During fiscal 2006 approximately $5.8 million was paid to settle exercised SARS.
The following table summarizes information about the Company’s SARS for the year ended February 3, 2007 (shares in thousands):

	Fiscal year ended February 3, 2007
	Shares	WAEP
Outstanding beginning of period	1,318	$6.61
Granted	345	$14.78
Exercised	(644)	$6.15
Forfeited	(41)	$13.88

Outstanding end of period	978	$9.49

Exercisable end of period	135	$7.53

Fiscal year ended February 3, 2007
Shares
Nonvested beginning of period	1,286
Granted	345
Vested	(747)
Forfeited/Cancelled	(41)

Nonvested end of period	843

Restricted Stock Units
The Company issues restricted stock units to certain executives of the Company. The restricted stock units issued by Retail Ventures, generally vest over three years, one-third per year and are settled immediately upon vesting. The restricted stock units are settled only in cash in an amount equal to the fair market value of an equivalent number of the Company’s common stock on the date of vesting. The restricted stock units provide that no shares of the Company’s common stock will be issued, authorized, reserved, purchased or sold at any time in connection with the restricted stock units. The restricted stock units are under no circumstances considered shares of common stock, nor do they entitle the holder of the restricted stock units to the exercise of any other rights arising from the ownership of shares of common stock, including dividend and voting rights.
Total compensation expense costs recognized related to the restricted stock units in fiscal 2006, fiscal 2005 and fiscal 2004 was $2.8 million, $3.3 million and $0.5 million, respectively. The amount of restricted stock units accrued at February 3, 2007 and January 28, 2006 was $2.3 million and $2.0 million, respectively. The Company paid $2.5 million and $1.8 million to settle vested restricted stock units in fiscal 2006 and fiscal 2005 respectively. No restricted stock units vested during fiscal 2004.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s outstanding restricted stock units for fiscal 2006 (units in thousands):

Fiscal year ended
February 3, 2007
Units
Outstanding beginning of period	300
Granted	35
Vested	(160)
Forfeited	(5)

Outstanding end of period	170

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
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of Retail Ventures’ stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of Retail Ventures’ stock options due to the limited historical data on the DSW stock activity. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares combined with the historical volatility of three similar companies’ stocks, due to the relative short historical trading history of the DSW Common Shares. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Fiscal year ended
	February 3,	January 28,
	2007	2006
Assumptions Risk-free interest rate	4.6%	4.1%
Expected volatility of DSW common stock	39.9%	42.3%
Expected option term	4.8 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted during fiscal 2006 and 2005 was $13.01 per share and $8.40 per share, respectively. There were no DSW options in fiscal 2004.
The following table summarizes DSW’s stock option plan and related WAEP and WARCL (shares and aggregate intrinsic value in thousands):

	February 3, 2007
	Shares	WAEP
Outstanding beginning of year	914	$19.54
Granted	270	$30.05
Exercised	(31)	$19.12
Canceled	(69)	$20.07

Outstanding end of year	1,084	$22.14

Options exercisable end of year	186	$19.51
Shares available for additional grants	3,314

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of February 3, 2007
				Aggregate
				Intrinsic
	Shares	WAEP	WARCL	Value
Options outstanding	1,084	$22.14	9 years	$20,466
Options vested or expected to vest	1,017	$22.10	9 years	$19,245
Options exercisable	186	$19.51	8 years	$3,998
Shares available for additional grants	3,314
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2006 was $0.5 million.
The following table summarizes the status of DSW’s nonvested awards for the year ended February 3, 2007 (shares in thousands):

	Fiscal year ended February 3, 2007
		Weighted-Average
		Grant Date Fair
	Shares	Value
Nonvested beginning of period	884	$8.41
Granted	270	$13.01
Vested	(187)	$8.40
Forfeited/Cancelled	(69)	$8.64

Nonvested end of period	898	$9.78

As of February 3, 2007, the total compensation cost related to nonvested options not yet recognized was approximately $4.7 million with a weighted average expense recognition period remaining of 3.7 years. The total fair value of options that vested during fiscal 2006 was $1.6 million.
The following table summarizes information about DSW stock options outstanding and exercisable as of February 3, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	WARCL	WAEP	Shares	WAEP
$19.00 — $20.00	738	8 years	$19.00	170	$19.00
$20.01 — $25.00	70	9 years	24.54	14	$24.55
$25.01 — $30.00	167	9 years	27.93	2	$26.84
$30.01 — $35.00	79	9 years	31.84
$35.01 — $36.00	30	9 years	35.79
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at February 3, 2007 was $5.5 million and the weighted average remaining contractual life was three years. As of February 3, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.1 million with a weighted average expense recognition period remaining of 2.3 years.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes DSW’s restricted stock units for the year ended February 3, 2007 (units in thousands):

	Fiscal Year ended February 3, 2007
		Weighted-Average
		Grant Date Fair
	Units	Value
Outstanding beginning of period	131	$20.46
Granted	23	$30.91
Vested	(10)	$24.85
Forfeited	(9)	$19.00

Outstanding end of period	135	$22.03

Director Stock Units
DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During fiscal 2006 and 2005, DSW granted 10,525 and 17,013 director stock units, respectively, and expensed $0.3 million and $0.4 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or Retail Ventures on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (excluding any amount paid for service as the chair of a board committee) by the fair market value of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of their compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. As director stock units vest immediately, they are considered outstanding and included in our calculation of basic earnings per share. As of February 3, 2007 27,538 DSW director stock units had been issued and no DSW director stock units had been settled.
4. INVESTMENTS
During the year ended February 3, 2007, $188.2 million of cash, respectively, was used to purchase available-for-sale securities while $89.6 million of cash, respectively, was generated by the sale of available-for-sale securities. As of February 3, 2007, the Company held $98.7 million in short-term investments and at January 28, 2006, the Company had no short-term investments. Because the fair value approximates the cost, there are no accumulated unrealized holding gains or losses in other comprehensive income from these investments.
5. LEASES
The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. The Company subleases space in a number of its facilities to related and unrelated parties. The total amount of income recorded for these subleases were $5.8 million, $3.4 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively.
The Company has several leasing agreements with SSC and affiliates of SSC. Under a Master Lease Agreement, as amended, the Company leases four store locations owned by SSC, and also leases or subleases from SSC or affiliates of SSC 42 store locations, four warehouse facilities, one office space and a parcel of land for an annual minimum rent of $25.5 million and additional contingent rents based on aggregate sales in excess of specified sales trends for the store locations. Leases and subleases with related parties are for initial periods generally ranging from five to twenty years, provide for renewal options and require the Company to pay real estate taxes, maintenance and insurance.
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

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SSC paid to the Company pursuant to these subleases the following (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Minimum rentals	$694	$694	$694
Contingent rentals	420	473	641

Total	$1,114	$1,167	$1,335

The total cost of assets held under capital leases was $32.3 million both at February 3, 2007 and January 28, 2006. Assets held under capital leases are amortized over the terms of the related leases. The accumulated depreciation for these assets was $10.8 million and $9.4 million at February 3, 2007 and January 28, 2006, respectively. During fiscal 2005 Value City recorded a pre-tax gain on a terminated capital lease of approximately $9.5 million, related to a store that closed on January 28, 2006. Included in the amount of the gain are amounts received from the lessor to terminate the lease, the write-off of fixed assets, including the capital lease, store closing costs and the remaining capital lease obligation.
Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 3, 2007 are as follows (in thousands):

	Operating Leases
		Unrelated	Related	Capital
Fiscal Year	Total	Party	Party	Leases
2007	$189,496	$164,013	$25,483	$3,448
2008	185,735	161,297	24,438	3,504
2009	175,505	151,795	23,710	3,518
2010	162,853	140,452	22,401	3,657
2011	147,345	125,944	21,401	3,632
Future Years	674,522	536,027	138,495	36,910

Total minimum lease payments	$1,535,456	$1,279,528	$255,928	54,669

Less amount representing interest				(26,674)

Present value of minimum lease payments				27,995
Less current portion				(765)

Total long-term portion				$27,230

The composition of rental expense was as follows (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Minimum rentals:
Unrelated parties	$140,015	$132,692	$117,770
Related parties	20,809	21,156	24,549
Contingent rentals:
Unrelated parties	20,289	20,776	17,746
Related parties	10	69	111

Total	$181,123	$174,693	$160,176
Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2006 and 2005, the balance of deferred rent was $36.5 million and $31.5 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $57.4 million and $44.3 million in fiscal 2006 and 2005, respectively. These incentives are recorded as other noncurrent liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	February 3,	January 28,
	2007	2006
Credit facilities:
Revolving credit facilities	$105,000	$88,000
Senior Loan Agreement — related parties	500	50,000
PIES	143,750
Discount on PIES	(10,697)

	238,553	138,000
Capital lease obligations	27,995	28,618

	266,548	166,618
Less current maturities	(765)	(623)

	$265,783	$165,995

Letters of credit outstanding:
RVI revolving credit facilities	$19,355	$19,019
DSW revolving credit facilities	$13,448	$13,577
Availability under revolving credit facilities:
RVI revolving credit facilities	$66,838	$63,521

DSW revolving credit facilities	$136,552	$136,423
Accrued interest to related parties		$1,236
On June 11, 2002, Value City Department Stores, Inc., together with certain other principal subsidiaries of Retail Ventures, entered into a refinancing that consisted of three separate credit facilities (collectively, the “Prior Credit Facilities”): (i) a three-year $350 million revolving credit facility (subsequently increased to $425 million), (the “June 2002 Revolving Credit Facility”), (ii) two $50 million term loan facilities (collectively, the “Term Loans”) initially provided equally by Cerberus Partners, L.P. (“Cerberus”) and SSC, and (iii) an amended and restated $75 million senior subordinated convertible loan (the “Convertible Loan”), initially entered into on March 15, 2000, which was held equally by Cerberus and SSC. Prior to their amendment in July 2005 discussed below, these Prior Credit Facilities were guaranteed by Retail Ventures and substantially all of its subsidiaries, including DSW. These Prior Credit Facilities were also subject to an Intercreditor Agreement, which provided for an established order of payment of obligations from the proceeds of collateral upon default (the “Intercreditor Agreement”).
On July 5, 2005, Retail Ventures amended, or amended and restated, the Prior Credit Facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consists of three separate credit facilities each of which remained outstanding as of February 3, 2007: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors.
On August 16, 2006, Retail Ventures issued $125 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM). On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion the net proceeds of the offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan. The VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to collectively as the “Credit Facilities.”
The Company is not subject to any financial covenants; however, the Prior Credit Facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Retail Ventures’ other wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At February 3, 2007, $66.8 million was available under the VCDS Revolving Loan. Direct borrowings aggregated $105.0 million and $19.4 million letters of credit were issued and outstanding. At January 28, 2006, $63.5 million was available under the VCDS Revolving Loan, direct borrowings aggregated $88.0 million at January 28, 2006 and $19.0 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is July 5, 2009.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At February 3, 2007, $136.6 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. At February 3, 2007 and January 28, 2006, $13.4 million and $13.6 million, respectively in letters of credit were issued and outstanding. At January 28, 2006 $136.4 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
The principal balances of the Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the one of the Term Loans. Prior to their amendment in July 2005, the Term Loan Warrants were exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Amendment to Term Loans
Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower under the Term Loans, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.
Senior Subordinated Covertible Loan — Related Parties
$75 Million Senior Subordinated Convertible Loan
As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at the Company’s option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2006, the Convertible Loan was guaranteed by all the Company’s principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the Revolving Credit Facility and Term Loans. All interest was paid in cash.
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
On August 16, 2006, the Non-Convertible Loan was amended and restated for a third time whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW Common Shares sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by Retail Ventures used to secure the Non-Convertible Loan. The final maturity date is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by the lenders, are exercised.
$143,750,000 Premium Income Exchangeable Securities SM (PIES)
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
The $143,750,000 PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.
RVI used a portion of the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. Restricted cash of $0.5 million is held for the remaining balance of the Non-Convertible Loan. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan.
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
During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007 of $51.1 million. As of February 3, 2007, the fair value liability recorded for the conversion feature was $62.8 million as estimated using the Black-Scholes pricing model with the following assumptions: risk-free rate of 5.2%, expected life of 4.6 years, expected volatility of 39.7% and an expected dividend yield of 0.0%.
Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities during fiscal year 2006, 2005 and 2004 was 7.3%, 8.8% and 8.5%, respectively.
The book value of notes payable and long-term debt approximates fair value at February 3, 2007. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value, as this was the available financing in the marketplace during the fiscal year.
At February 3, 2007, future annual long-term debt payments are as follows (in thousands):

Fiscal Year	Amount

2007
2008
2009	$105,500
2010
2011	143,750
Future Years

Total	$249,250
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

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of all plans for the years as noted below (in thousands):

	February 3,	January 28,
	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,316	$26,588
Service cost	42	45
Interest cost	1,449	1,464
Settlement (gain) or loss	62
Benefits paid	(1,260)	(1,581)
Settlement payments	(296)
Actuarial loss	(396)	(200)

Projected benefit obligation at end of year	$25,917	$26,316

	February 3,	January 28,
	2007	2006
Change in plan assets:
Fair market value at beginning of year	$22,680	$19,902
Actual return on plan assets	2,094	2,036
Employer contributions	2,000	2,500
Benefits paid	(1,260)	(1,581)
Settlement payments	(296)
Other	(205)	(177)

Fair market value at end of year	$25,013	$22,680

Amounts recognized in the consolidated balance sheet consisted of (in thousands):

	February 3,	January 28,
	2007	2006
Accrued benefit cost	$(904)	$(3,527)
Accumulated other comprehensive loss		10,630

Net amount recognized	$(904)	$7,103

The plan’s accumulated benefit obligation was $25.9 million at February 3, 2007, and $26.2 million at January 28, 2006 (in thousands):

	February 3,	January 28,
	2007	2006
Projected benefit obligation	$25,917	$26,316
Accumulated benefit obligation	25,854	26,208
Fair value of plan assets	25,014	22,681
The components of net periodic benefit cost are comprised of the following for the years indicated (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Service cost	$42	$45	$43
Interest cost	1,449	1,464	1,401
Expected return on plan assets	(1,772)	(1,571)	(1,436)
Amortization of transition (asset) obligation	(38)	(38)	(37)
Amortization of net loss	585	700	580

Net periodic benefit cost	$266	$600	$551

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount included within accumulated other comprehensive loss arising from a change in the additional minimum pension liability was $1.1 million at January 28, 2006 and $1.8 million at January 29, 2005.
Of the amounts in accumulated other comprehensive income as of February 3, 2007, we expect the following to be recognized as net pension costs in fiscal 2007 (in thousands):

Remaining unrecognized benefit obligation existing at transition	$(38)
Unrecognized net loss	523

Total	$485

Assumptions used in each year of the actuarial computations were:

	February 3,	January 28,
	2007	2006
Discount rate	6.00%	5.75%
Rate of increase in compensation levels	3.0%	3.5%
Expected long-term rate of return	8.0%	8.0%
The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets.
The weighted average allocation of plan assets by category is as follows:

	February 3,	January 28,
	2007	2006
Equity securities	50.4%	50.7%
Fixed securities	31.3%	44.9%
Government securities	17.9%
Commercial mortgage		3.3%
Other	0.4%	1.1%

	100.0%	100.0%

The Company’s investment strategy is to meet the liabilities of the plans as they are due and to maximize the return on invested assets within appropriate risk tolerances.
The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. The Company anticipates contributing approximately $1.4 million in fiscal 2006 to meet minimum funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year	Amount

2007	$1,116
2008	1,116
2009	1,125
2010	1,119
2011	1,162
2012 — 2017	7,450
As of February 3, 2007, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires the employer to measure the funded status of the plan as of the date of its year-end statement of financial position.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Incremental Effect of Applying FASB Statement No. 158
on Individual Line Items in the Consolidated Balance Sheet
February 3, 2007
(in thousands)

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Pension assets		$118	$118
Deferred income taxes	$29,444	(3,330)	26,114
Total assets	1,270,429	(3,212)	1,267,217
Liability for pension benefits	(9,420)	8,398	(1,022)
Total liabilities	(1,183,995)	8,398	(1,175,597)
Accumulated other comprehensive loss	5,737	(5,187)	550
Total stockholders’ equity	$(86,433)	$(5,187)	$(91,620)
8. OTHER BENEFIT PLANS
The Company maintains a 401(k) Plan (the “401 (k) Plan”) for its employees. Employees who attain age twenty-one are eligible to defer compensation as of the first day of the month following 60 days of employment and may contribute up to thirty percent of their compensation to the Plan on a pre tax basis, subject to IRS limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, the Company matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year. The Company incurred costs associated with the 401(k) Plan of $5.2 million, $4.9 million and $4.7 million for fiscal years 2006, 2005 and 2004, respectively. In fiscal 2004 the Company contributed $1.3 million to the 401(k) Plan for discretionary profit sharing. The Company made no discretionary profit sharing contributions during fiscal 2005 and fiscal 2006.
Prior to fiscal 2006, the Company identified the following issue involving its 401(k) Plan:
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
Effective November 29, 2005, Retail Ventures commenced an offer for a 30-day right of rescission with regard to all of its common shares purchased by the custodian of the 401(k) Plan and included in units purchased by 401(k) Plan participants between July 12, 2003 and December 22, 2004. Under the rescission offer, which applied to approximately 700,000 Retail Ventures Common Shares, if 401(k) Plan participants sold units at a loss, Retail Ventures would credit to their 401(k) Plan account an amount equal to the price per unit they paid less the proceeds from the sale of the units plus applicable interest. Additionally, if 401(k) Plan participants continued to hold the units and the market price of the Retail Ventures Common Shares as of the expiration date of the rescission offer was less than the price they paid for the units plus applicable interest, Retail Ventures would repurchase units that are subject to the rescission offer and would credit their 401(k) Plan account with an amount equal to the price per unit they paid plus interest from the date of purchase of the units through the date the credit is made. The rescission offer expired after December 29, 2005. The liability associated with the settlement of the rescission offer was paid in full during fiscal 2006.
SSC, as the primary sponsor of the 401(k) Plan, and Retail Ventures, as an additional sponsor of the 401(k) Plan, elected to close the Retail Ventures, Inc. Common Stock Fund to additional investments effective July 1, 2005. Subsequent to December 22, 2004, all 401(k) Plan participants received registered securities and the prospectus required to be delivered under the Securities Act.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
9. SHAREHOLDERS’ EQUITY AND WARRANT LIABILITY
The Company issued common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of February 3, 2007 and January 28, 2006, the Company had outstanding approximately 500 and 3,000 restricted shares, respectively, which are less than 1% of the common shares outstanding and the diluted shares.
Warrants
As a result of the previously discussed Credit Facilities’ modifications made on July 5, 2005 (see Note 6, “Long-Term Obligations”), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Due to the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. Prior to July 5, 2005, the Term Loan Warrants were recorded on the balance sheet within equity. The difference of $20.1 million between the book value of the Warrants and the fair value at the time the Warrants were modified was reclassified to a liability and was recorded to common shares. The Conversion Warrants liability is for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $134.2 million. For fiscal 2006, the Company recorded a charge of $124.8 million, for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, therefore, changes in the fair values are recognized in earnings in the period of change. The Term Loan Warrants expire on June 11, 2012 while the Conversion Warrants expire on June 10, 2009.
Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative instruments was $216.4 million and $170.4 million at February 3, 2007 and January 28, 2006, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
The $156.5 million value ascribed to the Conversion Warrants was estimated as of February 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.9%; expected life of 2.4 years; expected volatility of 44.1% and an expected dividend yield of 0.0%.
The $59.9 million value ascribed to the Term Warrants was estimated as of February 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.8%; expected life of 5.4 years; expected volatility of 44.1% and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of Retail Ventures or common shares of DSW owned by Retail Ventures, the settlement of the Warrants will not result in a cash outlay by the Company.
During fiscal 2006, Retail Ventures issued 7,000,000 of their common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercise of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $31.5 million and reclassified $78.8 million from the warrant liability to paid in capital during fiscal 2006. Retail Ventures did not issue any of its common shares in connection with the exercise of the outstanding Conversion Warrants during fiscal 2005.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. COMMITMENTS AND CONTINGENCIES
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the development of information regarding the theft and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of February 3, 2007, the balance of the associated accrual for potential exposure was $3.2 million.
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

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. INCOME TAXES
The expense (benefit) for income taxes consists of the following (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Current:
Federal	$31,988	$1,644	$9,967
State and local	8,028	4,451	3,923

Total current tax expense	40,016	6,095	13,890

Deferred:
Federal	(24,598)	(10,071)	(29,245)
State and local	(788)	17,200	2,927

Total deferred tax (benefit) expense	(25,386)	7,129	(26,318)

Income tax expense (benefit)	$14,630	$13,224	$(12,428)

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Income tax (benefit) expense at federal statutory rate of 35%	$(39,241)	$(57,117)	$(12,760)
Warrant liability marked to market	43,685	50,473
Jobs credit	(751)	(949)	(800)
State and local taxes, net	1,148	(1,713)	(1,251)
Tax exempt interest	(498)
Non-deductible interest		222	592
Valuation allowance	2,241	14,367	3,214
Write off of net operating loss		4,018	3,072
Provision to return adjustments	177	1,979
Change in subsidiary basis	6,025	910
Other	1,844	1,034	(4,495)

Income tax expense (benefit)	$14,630	$13,224	$(12,428)

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax asset as of February 3, 2007 and January 28, 2006, are (in thousands):

	February 3,	January 28,
	2007	2006
Deferred tax assets:
Basis differences in inventory	$10,587	$9,537
Basis differences in property and equipment	12,311	10,316
Deferred compensation	5,667	1,473
Intangible assets	2,441	6,196
Store closing reserve		913
State net operating loss & credits	15,263	14,631
Federal net operating loss	22,496	22,526
Federal tax credit	13,621	4,583
Contribution carry forward		391
Tenant allowance	1,415	173
Capital leases	3,462	3,387
Other comprehensive loss		3,837
Workers compensation	7,160	7,278

Deferred revenue	4,663
Accrued expenses	5,294	10,791
Accrued rent	14,788	12,059
PIES	24,354
Other	4,365	1,896

Total deferred tax assets	147,887	109,987
Less: Valuation allowance	(15,648)	(13,406)

	132,239	96,581

Deferred tax liabilities:
Basis in subsidiary	(72,480)	(69,644)
Prepaid expenses	(6,816)	(5,367)
Deferred Revenue — CAT Credit	(1,092)	(818)

Total deferred tax liabilities	(80,388)	(75,829)

Total net	$51,851	$20,752

The net deferred tax asset is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	February 3,	January 28,
	2007	2006
Current deferred tax asset	$25,737	$66,581
Non current deferred tax (liability) asset	26,114	(45,829)

Net deferred tax asset	$51,851	$20,752

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that it is more likely than not that future taxable income will not be sufficient to fully utilize deferred tax assets, state net operating losses and charitable contribution carry forwards which expire in future years at various dates depending on the state jurisdiction. As a result, the Company has recorded an addition to the valuation allowance in the current period, of $2.2 million.. The ending balances of the valuation allowance at February 3, 2007 and at January 28, 2006, were $15.6 million and $13.4 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The net operating loss deferred tax asset consists of a federal and state component. The federal component is $22.5 million and the state component $15.3 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2006 to 2026.

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT REPORTING
During fiscal 2006, the Company’s business segments were realigned to reflect how the Company manages the business. The realignment resulted in the addition of a Corporate segment. The Corporate segment includes activities that are not allocated to individual segments. Prior year segment tables have been updated to conform to this realignment.
The Company is managed in four operating segments: Value City, DSW, Filene’s Basement and Corporate. All of the operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. Capital expenditures in brackets represent assets transferred to other segments.
The tables below present segment statement of operations information (in thousands):

					Intersegment
	Value City	DSW	Filene’s Basement	Corporate	Eliminations	Total
As of and for the year ended February 3, 2007
Net sales	$1,361,125	$1,279,060	$427,473			$3,067,658
Operating (loss) profit	(17,975)	100,714	(1,226)	$(175,955)		(94,442)
Depreciation and amortization	25,508	20,686	9,282	2,853		58,329
Interest expense	17,774	614	6,791	7,873	$(5,835)	27,217
Interest income	2,235	7,527	40	5,575	(5,835)	9,542
Benefit (expense) for income taxes	10,560	(42,164)	2,215	14,759		(14,630)
Capital expenditures	8,962	42,407	16,118	(317)		67,170
Total assets	438,899	603,785	175,287	328,208	(278,962)	1,267,217

					Intersegment
	Value City	DSW	Filene’s Basement	Corporate	Eliminations	Total
As of and for the year ended January 28, 2006
Net sales	$1,379,975	$1,144,061	$389,335			$2,913,371
Operating (loss) profit	(52,167)	70,112	(10,727)	$(144,209)		(136,991)
Depreciation and amortization	28,141	19,443	8,662	2,643		58,889
Interest expense	21,812	8,892	3,743	6,928	$(13,514)	27,861
Interest income	7,143	1,388	57	6,586	(13,514)	1,660
Benefit (expense) for income taxes	8,953	(25,426)	3,526	(277)		(13,224)
Capital expenditures	17,336	25,537	4,112	1,434		48,419
Total assets	466,642	501,459	119,932	265,103	(266,562)	1,086,574

					Intersegment
	Value City	DSW	Filene’s Basement	Corporate	Eliminations	Total
For the year ended January 29, 2005

Net sales	$1,434,618	$961,089	$343,924			$2,739,631
Operating (loss) profit	(25,883)	58,275	(26,731)	$1,024		6,685
Depreciation and amortization	27,276	18,515	7,094	3,226		56,111
Interest expense	32,553	2,734	3,919	1,024	$(1,024)	39,206
Interest income	1,614		55		(1,024)	645
Benefit (expense) for income taxes	18,008	(18,420)	12,840			12,428
Capital expenditures	19,420	33,975	26,528	3,932		83,855

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following sets forth sales by each major merchandise category (in thousands):

	February 3,	January 28,	January 29,
	2007	2006	2005
Apparel and ready to wear	$1,309,218	$1,077,088	$1,083,195
Hard goods and home furnishings	303,027	509,592	512,169
Shoes and other footwear	1,455,413	1,326,691	1,144,267

Total	$3,067,658	$2,913,371	$2,739,631

13. QUARTERLY FINANCIAL DATA (UNAUDITED):
Year Ended February 3, 2007

	Thirteen weeks Ended			Fourteen weeks ended
(in thousands except per share data)	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007

Net sales	$721,513	$684,508	$787,619	$874,018
Cost of sales	(430,888)	(409,557)	(472,090)	(539,707)

Gross profit	290,625	274,951	315,529	334,311
Selling, general and administrative expenses	(277,524)	(264,793)	(301,939)	(299,212)
Change in fair value of derivative instruments	(926)	(311)	(28,009)	(23,766)
Change in fair value of derivative instruments — related party	(63,883)	(15,032)	(2,565)	(41,463)
License fees and other income	1,562	1,660	2,192	4,151

Operating loss	(50,146)	(3,525)	(14,792)	(25,979)
Non-related parties interest expense	(2,866)	(3,418)	(7,980)	(6,235)
Related parties interest expense	(1,264)	(1,264)	(4,176)	(14)

Total interest expense	(4,130)	(4,682)	(12,156)	(6,249)
Interest income	1,638	2,339	2,194	3,371

Interest expense, net	(2,492)	(2,343)	(9,962)	(2,878)

Loss before income taxes and minority interest	(52,638)	(5,868)	(24,754)	(28,857)
Expense for income taxes	(5,846)	(4,473)	(3,411)	(900)

Loss before minority interest	(58,484)	(10,341)	(28,165)	(29,757)
Minority interest	(6,464)	(5,660)	(5,909)	(6,133)

Net Loss	$(64,948)	$(16,001)	$(34,074)	$(35,890)

Loss per share(1):
Basic	$(1.58)	$(0.36)	$(0.72)	$(0.76)
Diluted	$(1.58)	$(0.36)	$(0.72)	$(0.76)

RETAIL VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 28, 2006

	Thirteen weeks ended
	April 30,	July 30,	October 30,	January 28,
(in thousands except per share data)	2005	2005	2005	2006
Net sales	$680,045	$666,734	$746,101	$820,491
Cost of sales	(411,653)	(407,362)	(462,397)	(522,727)

Gross profit	268,392	259,372	283,704	297,764
Selling, general and administrative expenses	(279,342)	(265,547)	(290,439)	(275,622)
Change in fair value of derivative instruments		(28)	590	(713)
Change in fair value of derivative instruments — related party		(137,555)	66,407	(72,910)
License fees and other income	1,518	3,993	1,593	1,832

Operating (loss) profit	(9,432)	(139,765)	61,855	(49,649)
Non-related parties interest expense	(3,124)	(5,516)	(2,307)	(2,579)
Related parties interest expense	(6,558)	(5,062)	(1,264)	(1,451)

Total interest expense	(9,682)	(10,578)	(3,571)	(4,030)
Interest income	47	144	326	1,143

Interest expense, net	(9,635)	(10,434)	(3,245)	(2,887)

(Loss) income before income taxes and minority interest	(19,067)	(150,199)	58,610	(52,536)
Benefit (expense) for income taxes	7,608	(7,775)	1,812	(14,869)

(Loss) income before minority interest	(11,459)	(157,974)	60,422	(67,405)

Minority Interest		723	(4,022)	(3,703)

Net (loss) income	$(11,459)	$(157,251)	$56,400	$(71,108)

(Loss) earnings per share(1):

Basic	$(0.32)	$(4.03)	$1.43	$(1.79)
Diluted	$(0.32)	$(4.03)	$0.92	$(1.79)

(1)	(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.
14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	February 3,	January 28,	January 29,
(in thousands)	2007	2006	2005
Cash paid during the period for:
Interest:
Non-related parties	$14,712	$9,041	$8,647
Related parties	7,954	16,382	20,217
Income taxes	41,841	16,278	12,540
Noncash investing and operating activities:
Changes in accounts payable due to asset purchases	(1,586)	1,920	(1,588)
Additional paid in capital transferred from warrant liability for warrant exercises	78,817

RETAIL VENTURES, INC.
SCHEDULE I — Condensed Financial Information of Registrant
(dollars in thousands)

Description	Amount
Dividend paid to registrant from DSW Inc.:
January 29, 2005	None
January 28, 2006	$190,000
February 3, 2007	None

S-1

RETAIL VENTURES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at	Charges to	Charges to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period
Allowance deducted from asset to which it applies:

Allowance for doubtful accounts
January 29, 2005	$826		$	$60	$766
January 28, 2006	766	$99		419	446
February 3, 2007	446	364		80	730

Inventory Reserve
January 29, 2005	34,185	14,142		5,545	42,782
January 28, 2006	42,782	7,820		7,542	43,060
February 3, 2007	43,060	4,927		3,554	44,433

Allowance for Sales Returns
January 29, 2005	3,210	1,861		1,495	3,576
January 28, 2006	3,576	2,868		2,436	4,008
February 3, 2007	4,008	2,157		2,648	3,517

Store Closing Reserve
January 29, 2005	1,122	1,926		1,736	1,312
January 28, 2006	1,312	5,476		4,381	2,407
February 3, 2007	2,407	1,224		1,765	1,866

(1)	The deductions are amounts written off against the reserve.

S-2

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

3.1	Amended Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

4.1	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.2	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 1-10767) filed December 8, 2005.

4.4	Form of Conversion Warrant issued by Retail Ventures, Inc. issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.5	Exchange Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.6	Second Amended and Restated Registration Rights Agreement, dated July 5, 2005, among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7	Specimen of Common Share Certificate. Incorporated by reference to Exhibit 4.7 to Form 10-K (file no. 1-10767) filed April 13, 2006.

4.8	Indenture, dated as of August 16, 2006, by and between Retail Ventures, Inc. and HSBC Bank USA, National Association, as indenture trustee (Form of 6.625% Mandatorily Exchangeable Notes Due September 15, 2011 filed as Exhibit A thereto). Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.9	Collateral Agreement, dated as of August 16, 2006, by and between Retail Ventures, Inc., as pledgor, and HSBC Bank USA, National Association, as collateral agent, indenture trustee and securities intermediary. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.10	Form of Exchange Request by Retail Ventures, Inc. to DSW Inc. Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3/A (file no. 333-134225) filed on July 17, 2006.

4.11	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Cerberus Partners, L.P. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.12	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among DSW Inc., Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.2	License Agreement, dated June 5, 1991, between the Company and SSC re: Service Marks. Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-40214) filed June 6, 1991.

10.3	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference

Exhibit
No.	Description

to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.4	Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.8 to form 10-Q (file no. 1-10767) filed December 6. 2006.

10.5	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.6	Supply Agreement, effective as of January 30, 2005, between DSW Inc. and Filene’s Basement, Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.7#	Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005

10.8#	Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.9#	Retail Ventures, Inc. Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 33-46221) filed October 16, 2003.

10.10#	Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.11#	Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

10.12	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.15	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.16	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re: separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.17	Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.18#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.19	Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.20	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.20.1	Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

Exhibit
No.	Description

10.21	Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.22	Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.23	Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.24	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re: Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.25	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re: Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.26	Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.27	Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.28	Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.29	Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.30	Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.31	Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.32	Industrial Space Lease-Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.33	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re:
Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.33.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.34	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re:
Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.34.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.35	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

Exhibit
No.	Description

10.35.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.36#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.37#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.38	Amended and Restated Loan and Security Agreement, dated July 5, 2005, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders and Value City Department Stores LLC (in such capacity, the “Lead Borrower”), as agent for the Borrower and collectively the Borrowers. Incorporated by reference to Exhibit 10.7 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.38.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2006, by and among Value City Department Stores LLC, as lead borrower, the other borrowers named therein, the revolving credit lenders party thereto and National City Business Credit, Inc., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.39	Third Amended and Restated Senior Loan Agreement, dated as of August 16, 2006, among Value City Department Stores LLC, as borrower, and Cerberus Partners, L.P., as lender. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.40	Third Amended and Restated Senior Loan Agreement, dated as of August 16, 2006, among Value City Department Stores LLC, as borrower, and Schottenstein Stores Corporation, as lender. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.41#	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44	Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45	Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.46	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.48	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.49	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.50	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenany’t Leasehold Interst and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.51	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.52	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.53	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.54	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.56	Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4 store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re:
Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.57.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.58	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.59	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.60	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.62#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64	Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-402144) filed April 29, 1991.

10.65#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.66	Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store. Incorporated by reference to Exhibit 10.67.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.67	Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store. Incorporated by reference to Exhibit 10.68.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.68	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 9, 2005.

10.70	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2005.

10.71#	Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.

10.72	Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.74#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.74 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.75	Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders. Incorporated by reference to Exhibit 10.11 to DSW Inc.’s Form 10-K (file no. 001-32545) filed on April 13, 2006.

Exhibit
No.	Description

10.76	Agreement of Lease, dated April 13, 2006, between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and Filene’s Basement, Inc. as tenant, re: Chagrin, OH Filene’s Basement store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 8, 2006.

10.77	Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.78	Agreement of Lease, dated November 27, 2006, between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.79	Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.80	Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.81	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.82	Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and Filene’s Basement, re: Levittown, NY Filene’s Basement store. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.83	IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.84*	Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of SSC, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store.

10.85*	Sample Restricted Stock Unit Award Agreement issued by the Company to certain employees.

10.86*	Sample Stock Appreciation Right Award Agreement issued by the Company to certain employees.

12*	Ratio of Earnings to Fixed Charges

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.