Form 10-Q
period 2007-05-05
RETAIL VENTURES INC
filed 2007-06-12
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of May 31, 2007 was 47,283,597.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 5,	February 3,
	2007	2007

ASSETS
Cash and equivalents	$168,692	$160,221
Restricted cash	516	511
Short-term investments	99,250	98,650
Accounts receivable, net	20,872	16,781
Accounts receivable from related parties	2,592	3,777
Inventories	578,515	545,584
Prepaid expenses and other assets	32,353	36,686
Deferred income taxes	39,782	25,737

Total current assets	942,572	887,947

Property and equipment, net	291,082	279,909
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	33,917	34,976
Deferred income taxes	17,031	26,114
Other assets	11,241	12,372

Total assets	$1,324,242	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	May 5,	February 3,
	2007	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$253,371	$212,434
Accounts payable to related parties	5,029	4,902
Accrued expenses:
Compensation	34,280	40,886
Taxes	58,538	45,227
Other	87,426	92,894
Warrant liability	3,671	3,594
Warrant liability – related parties	214,853	212,806
Current maturities of long-term obligations	818	765

Total current liabilities	657,986	613,508

Long-term obligations, net of current maturities
Non-related parties	275,547	265,283
Related parties	500	500
Conversion feature of long-term debt	48,097	62,770
Other noncurrent liabilities	100,158	95,108

Minority interest	147,553	138,428

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 47,280,347 and 47,270,777 outstanding, respectively	276,866	276,690
Accumulated deficit	(181,856)	(184,461)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(550)	(550)

Total shareholders’ equity	94,401	91,620

Total liabilities and shareholders’ equity	$1,324,242	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 5,	April 29,
	2007	2006

Net sales	$754,074	$721,513
Cost of sales	(450,140)	(430,888)

Gross profit	303,934	290,625

Selling, general and administrative expenses	(291,575)	(277,524)
Change in fair value of derivative instruments	14,596	(926)
Change in fair value of derivative instruments- related parties	(2,047)	(63,883)
License fees and other income	2,964	1,562

Operating profit (loss)	27,872	(50,146)

Interest expense	(6,173)	(2,866)
Interest expense- related parties	(13)	(1,264)

Total interest expense	(6,186)	(4,130)
Interest income	2,716	1,638

Interest expense, net	(3,470)	(2,492)

Income (loss) before income taxes and minority interest	24,402	(52,638)

Provision for income taxes	(12,887)	(5,846)

Income (loss) before minority interest	11,515	(58,484)

Minority interest	(8,775)	(6,464)

Net income (loss )	$2,740	$(64,948)

Basic and diluted earnings (loss) per share:
Basic	$.06	$(1.58)
Diluted	$.05	$(1.58)

Shares used in per share calculations:
Basic	47,270	41,061
Diluted	59,369	41,061
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, January 28, 2006	39,865	8	$159,617	$0	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss					(64,948)				(64,948)
Minimum pension liability, net of income tax benefit of $237								369	369

Total comprehensive loss									(64,579)
Capital transactions of Subsidiary					558				558
Stock based compensation expense, before related tax effects			105						105
Exercise of stock options	35		248						248
Exercise of warrants	5,000		75,627						75,627
Excess tax benefit related to stock options exercised			79						79
Reclassification of unamortized deferred compensation			(1)			1

Balance, April 29, 2006	44,900	8	$235,675	$0	$(100,472)	$0	$(59)	$(6,560)	$128,584

Balance, February 3, 2007	47,271	8	$276,690	$0	$(184,461)	$0	$(59)	$(550)	$91,620

Net income					2,740				2,740
FIN 48 adoption					(641)				(641)
Capital transactions of Subsidiary					506				506
Stock based compensation expense, before related tax effects			132						132
Exercise of stock options	9		44						44

Balance, May 5, 2007	47,280	8	$276,866	$0	$(181,856)	$0	$(59)	$(550)	$94,401

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 5,	April 29,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$2,740	$(64,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	899	301
Stock based compensation expense	132	105
Stock based compensation expense of subsidiary	882	741
Depreciation and amortization	14,913	13,841
Change in fair value of derivative instruments ($2,047 and $63,883 – related parties, respectively)	(12,549)	64,809
Deferred income taxes and other noncurrent liabilities	(5,941)	(6,325)
(Loss) gain on disposal of assets	45	396
Minority interest in consolidated subsidiary	8,775	6,464
Other	(26)	202
Change in working capital, assets and liabilities:
Accounts receivable	(2,906)	3,577
Inventories	(32,931)	(49,842)
Prepaid expenses and other assets	5,047	2,336
Accounts payable	30,907	49,895
Proceeds from lease incentives	5,388	1,624
Accrued expenses	1,262	11,543

Net cash provided by operating activities	16,637	34,719

Cash flows from investing activities:
Restricted cash	(5)
Cash paid for property and equipment	(14,940)	(6,901)
Purchases of available-for-sale investments	(8,100)
Maturities and sales from available-for-sale investments	5,000

Net cash used in investing activities	(18,045)	(6,901)

Cash flows from financing activities:
Payments of capital lease obligations	(165)	(150)
Net increase in revolving credit facility	10,000	15,500
Debt issuance costs		(168)
Excess tax benefit related to stock options exercised		79
Proceeds from exercise of warrants		22,500
Proceeds from exercise of stock options	44	248

Net cash provided by financing activities	9,879	38,009

Net increase in cash and equivalents	8,471	65,827
Cash and equivalents, beginning of period	160,221	138,731

Cash and equivalents, end of period	$168,692	$204,558

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, are herein referred to collectively as the “Company”.

The Company operates four segments in the United States of America (“United States”). The Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells branded shoes and accessories. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments. As of May 5, 2007, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 230 DSW stores located in major metropolitan areas throughout the United States and 34 Filene’s Basement stores located in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, to 332 locations for other non-related retailers in the United States.

On July 5, 2005, DSW completed an initial public offering (“IPO”). As of May 5, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.

Value City. Located in the Midwest, mid-Atlantic and southeastern United States and operating principally under the name Value City for over 80 years, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. In December 2006 RVI announced that it is exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. RVI also stated that there can be no assurance that this process will result in any specific transaction.

DSW. Located in major metropolitan areas throughout the United States, DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. As of May 5, 2007, DSW, pursuant to supply agreements, operated 268 leased shoe departments for Stein Mart, Inc., 63 for Gordmans, Inc. and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the three months ended May 5, 2007, DSW opened eight new DSW stores, closed one store, ceased operations in one non-affiliated leased department, ceased operations in one affiliated leased department, added three new non-affiliated leased departments and added four affiliated leased departments.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the eastern and midwestern United States. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the three months ended May 5, 2007, Filene’s Basement opened four stores and closed one store.

Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and intercompany notes expenses, the latter of which is eliminated in consolidation.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report for the fiscal year ended February 3, 2007 on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2007 (the “2006 Annual Report”).

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.

3.	ADOPTION OF ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and in May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. The Company adopted FIN 48 effective February 4, 2007. The impact of the adoption of this interpretation is disclosed in Note 10.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.

4.	STOCK BASED COMPENSATION

Retail Ventures Stock Compensation Plans

The Company has a 2000 Stock Incentive Plan that provides for the issuance of equity awards covering up to 13,000,000 common shares, including stock options, stock appreciation rights and restricted stock, to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and directors of Retail Ventures. Options granted under the plan generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

The Company has a 1991 Stock Option Plan that provided for the grant of equity awards covering up to 4,000,000 common shares. Options granted under the plan are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

During the three months ended May 5, 2007, the Company recorded stock based compensation expense of approximately $1.0 million, which includes approximately $0.9 million of expenses recorded by DSW. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 5,	April 29,
	2007	2006

Assumptions
Risk-free interest rate	4.79%	4.43%
Expected volatility of Retail Ventures common shares	59.18%	67.71%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
The weighted-average grant date fair value of each option granted in the three months ended May 5, 2007 and April 29, 2006, was $11.04 per share and $7.64 per share, respectively.

The following table summarizes the activity of the Company’s stock options during the quarter ended May 5, 2007 (in thousands):

Three months ended
May 5, 2007
Outstanding beginning of period	1,335
Granted	12
Exercised	(10)
Cancelled	(7)

Outstanding end of period	1,330

Exercisable end of period	1,141
Stock Appreciation Rights

The following table summarizes information about the Company’s Stock Appreciation Rights (“SARS”) for the three months ended May 5, 2007 (in thousands):

Three months ended
May 5, 2007
Outstanding beginning of period	978
Granted	130
Exercised	(2)
Forfeited

Outstanding end of period	1,106

Exercisable end of period	155
Compensation costs of $0.7 million was expensed during the three months ended May 5, 2007 relating to SARS. The amount of SARS accrued at May 5, 2007 was $7.7 million. During the three months ended May 5, 2007 less than $0.1 million was paid to settle exercised SARS.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The following table summarizes the Company’s outstanding restricted stock units for the three months ended May 5, 2007 (in thousands):

Three months ended
May 5, 2007
Outstanding beginning of period	170
Granted	47
Exercised
Forfeited

Outstanding end of period	217
Total compensation expense costs recognized related to the restricted stock units in the three months ended May 5, 2007 was $0.7 million. The amount of restricted stock units accrued at May 5, 2007 was $3.0 million.

Restricted Shares

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of both May 5, 2007 and February 3, 2007, the Company had outstanding approximately 500 restricted common shares which represent less than 1% of the common basic and diluted shares outstanding in each respective period.

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

	Three months ended
	May 5,	April 29,
	2007	2006
Assumptions
Risk-free interest rate	4.55%	4.91%
Expected volatility of DSW common stock	39.33%	42.62%
Expected option term	5.0 years	4.9 years
Expected dividend yield	0.00%	0.00%
The weighted-average grant date fair value of each option granted during the three months ended May 5, 2007 and April 29, 2006 was $17.72 per share and $13.24 per share, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes DSW’s stock option activity for the three months ended May 5, 2007 (in thousands):

Three months ended
May 5, 2007
Outstanding beginning of period	1,084
Granted	483
Exercised	(11)
Forfeited	(23)

Outstanding end of period	1,533

Exercisable end of period	214
Restricted Stock Units

The following table summarizes DSW’s restricted stock unit activity for the three months ended May 5, 2007 (in thousands):

Three months ended
May 5, 2007
Outstanding beginning of period	135
Granted	12
Exercised
Forfeited

Outstanding end of period	147
The total aggregate intrinsic value of nonvested restricted stock units at May 5, 2007 was $5.6 million. As of May 5, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.3 million with a weighted average expense recognition period remaining of 2.2 years.

Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the three months ended May 5, 2007, DSW granted 364 director stock units, and expensed less than $0.1 million, related to these grants. As of May 5, 2007, 27,902 DSW director stock units had been issued and no DSW director stock units had been settled.

5.	INVESTMENTS

Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.

During the three months ended May 5, 2007, $8.1 million of cash was used to purchase available-for-sale securities while $5.0 million was generated by the sale of available-for-sale securities.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The table below details the investments classified as available-for-sale at May 5, 2007 and February 3, 2007 (in thousands):

	May 5, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1		Less than 1
	year	1 to 3 years	year	1 to 3 years
Aggregate fair value	$99,250	$2,500	$98,650	$
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$99,250	$2,500	$98,650	$
6.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES

Long term obligations consist of the following (in thousands):

	May 5,	February 3,
	2007	2007
Credit facilities:
Revolving credit facilities	$115,000	$105,000
Senior Loan Agreement — related parties	500	500
PIES	143,750	143,750
Discount on PIES	(10,215)	(10,697)

	249,035	238,553
Capital lease obligations	27,830	27,995

	276,865	266,548
Less current maturities	(818)	(765)

	$276,047	$265,783

Letters of credit outstanding:
RVI revolving credit facility	$15,060	$19,355
DSW revolving credit facility	$8,046	$13,448
Availability under revolving credit facilities:
RVI revolving credit facility	$76,566	$66,838
DSW revolving credit facility	$141,954	$136,552
Premium Income Exchangeable SecuritiesSM (PIES)

The embedded exchange feature of the Premium Income Exchangeable SecuritiesSM (“PIES”) is accounted for as a derivative, which is recorded at fair value and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

During the three months ended May 5, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $14.7 million. As of May 5, 2007 and February 3, 2007, the fair value liability recorded for the conversion feature was $48.1 million and $62.8 million, respectively.

Warrants

For the three months ended May 5, 2007 and April 29, 2006, the Company recorded a charge of $2.1 million and $64.8 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
“Warrants”). No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), therefore, changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the Warrants was $218.5 million and $216.4 million at May 5, 2007 and February 3, 2007, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

During the three months ended April 29, 2006, Retail Ventures received $22.5 million in connection with the exercises of Conversion Warrants for 5,000,000 common shares at an exercise price of $4.50 per share. There were no exercises of the outstanding Conversion Warrants during the three months ended May 5, 2007 nor were there any exercises of the Term Warrants during the three months ended May 5, 2007 or the three months ended April 29, 2006.

7.	PENSION BENEFIT PLANS

The Company adopted SFAS No. 158 as of February 3, 2007. The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three months ended May 5, 2007 and April 29, 2006:

	Three months ended
	May 7,	April 29,
	2007	2006

	(in thousands)
Service cost	$8	$11
Interest cost	372	362
Expected return on plan assets	(489)	(443)
Amortization of transition asset	(9)	(9)
Amortization of net loss	131	150

Net periodic benefit cost	$13	$71

The Company anticipates contributing approximately $1.4 million in fiscal 2007 to meet minimum funding requirements. The Company did not make a contribution during the first quarter of fiscal 2007 towards the estimated $1.4 million contribution estimated for fiscal 2007.

8.	EARNINGS PER SHARE

Basic earnings (loss) per share are based on the net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares, related to outstanding stock options, SARS and warrants, calculated using the treasury stock method. The numerator for the diluted earnings (loss) per share calculation is the net income (loss). The denominator is the weighted average number of shares outstanding.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended
	May 5,	April 29,
	2007	2006

	(in thousands)
Weighted average shares outstanding	47,270	41,061
Assumed exercise of dilutive SARS	389
Assumed exercise of dilutive stock options	662
Assumed exercise of dilutive Term Loan Warrants	3,463
Assumed exercise of dilutive Conversion Warrants	7,585

Number of shares for computation of dilutive earnings per share	59,369	41,061

For the three months ended May 5, 2007, all potentially dilutive instruments were dilutive. For the three months ended April 29, 2006, all potentially dilutive instruments: stock options, SARS, warrants and convertible debt, were anti-dilutive. The total amount of securities outstanding at April 29, 2006 that were not included in dilutive earnings per share because to do so would have been anti-dilutive for the period presented, but could potentially dilute basic earnings per share in the future are:

April 29, 2006

(in thousands)
SARS	1,586
Stock options	1,733
Term Loan Warrants	4,413
Conversion Warrants	11,667

Total potentially dilutive instruments	19,399

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $0.6 million at both May 5, 2007 and February 3, 2007, relates to the Company’s minimum pension liability, net of income tax. For the three months ended May 5, 2007 the comprehensive income was the same as the net income. For the three months ended April 29, 2006, the other comprehensive loss was $64.6 million.

10.	INCOME TAXES

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of May 5, 2007 and February 3, 2007 was $16.3 million and $15.6 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 52.8% for the three month period ended May 5, 2007, reflects the impact of the change in fair value of warrants, included in book income but not tax income and an additional valuation allowance of $0.6 million on state net deferred tax assets.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in an unfavorable adjustment of $0.8 million to beginning retained earnings which includes $0.1 million recorded by DSW.

As of February 4, 2007, the total amount of unrecognized tax benefits was $9.7 million. Unrecognized tax benefits of $9.6 million would affect the Company’s effective tax rate if recognized. There were no significant changes in unrecognized tax benefits in the first quarter of 2007.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2000. The Company’s U.S. federal income tax returns for fiscal years 2003, 2004 and 2005 are currently under examination by the IRS and there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

RVI is planning to amend certain federal and state tax returns within the next 12 months which will reverse a tax benefit of $6.2 million related to the deduction of deferred state taxes. The effect of amending the tax benefit will be offset by the reversal of a reserve which was recorded in fiscal 2006.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of February 4, 2007, approximately $2.0 million was accrued for the payment of interest and penalties.

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Three months ended
	May 5,	April 29,
	2007	2006

	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$5,346	$2,174
Interest to related parties	$12	$1,278
Income taxes	$10,575	$3,083

Noncash activities:
Changes in accounts payable due to asset purchases	$10,157	$(1,435)
Additional paid in capital transferred from warrant liability for warrant exercises	$0	$53,127
12.	SEGMENT REPORTING

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

All of the Company’s segment operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. Capital expenditures in parenthesis represent assets transferred to other segments.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The tables below present segment information for the three months ended May 5, 2007 and April 29, 2006:

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Three months ended May 5, 2007
Net Sales	$288,235	$356,997	$108,842			$754,074
Operating (loss) profit	(13,156)	37,218	(8,739)	$12,549		27,872
Depreciation and amortization	5,617	5,190	3,328	778		14,913
Interest expense	3,118	138	1,743	3,224	$(2,037)	6,186
Interest income	77	1,857	22	2,797	(2,037)	2,716
Benefit (provision) for income taxes	5,836	(15,193)	3,939	(7,469)		(12,887)

Capital expenditures	(72)	18,675	6,569	(66)		25,106

As of May 5, 2007
Total assets	$427,719	$650,351	$196,808	$328,247	$(278,883)	$1,324,242

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Three months ended April 29, 2006
Net Sales	$314,427	$316,487	$90,599			$721,513
Operating (loss) profit	(9,583)	27,889	(3,643)	$(64,809)		(50,146)
Depreciation and amortization	6,249	4,901	2,089	602		13,841
Interest expense	2,999	140	991	860	$(860)	4,130
Interest income	993	1,464	8	33	(860)	1,638
Benefit (provision) for income taxes	3,909	(11,694)	1,939			(5,846)

Capital expenditures	168	4,232	590	480		5,470

As of February 3, 2007
Total assets	$438,899	$603,785	$175,287	$328,208	$(278,962)	$1,267,217
13.	COMMITMENTS AND CONTINGENCIES

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

DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including one putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after the Company prevailed on a motion to dismiss on all claims in the

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.

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

DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of May 5, 2007, the balance of the associated accrual for potential exposure was $3.1 million.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the minimum estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these legal proceedings will not be material. As additional information becomes available, the Company assesses the potential liability related to its pending litigation and revises the estimates. Revisions in the Company’s estimates and potential liability could materially impact its results of operations and financial condition.

14.	SUBSEQUENT EVENTS

On June 6, 2007, Retail Ventures issued 1,333,333 of its common shares to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its remaining outstanding Conversion Warrants. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of approximately $6.0 million. Approximately $19.6 million will be transferred from the warrant liability to additional paid in capital as a result of this exercise.

In connection with Cerberus’ exercise of its remaining outstanding Conversion Warrants, the senior loan agreement between Cerberus and Value City immediately matured in accordance with its terms. On June 11, 2007, Value City repaid the $250,000 principal amount of the loan, together with all accrued and unpaid interest thereon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in three of its four segments: Value City, Filene’s Basement and DSW. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of May 5, 2007, there were 113 Value City stores in operation. DSW is a leading United States specialty branded footwear retailer operating 230 shoe stores in 36 states as of May 5, 2007. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the eastern and Midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of May 5, 2007, there were 34 Filene’s Basement stores in operation. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of May 5, 2007.
On July 5, 2005, DSW completed an initial public offering (“IPO”). As of May 5, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. Retail Ventures accounted for the sale of DSW as a capital transaction. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
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
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2007 (the “2006 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on DSW Inc. for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	outcome of the Value City operations strategic analysis

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we may have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made. RVI undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2006 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
We believe the following represent the most critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements. We have discussed the selection, application and disclosure of the critical accounting policies with the Audit Committee and our Board of Directors.
•	Revenue recognition. Revenue from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our Condensed Consolidated Balance Sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $45.2 million and $44.4 million at May 5, 2007 and February 3, 2007, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customers’ value perception or perceived value (known as markdowns), and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 182 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of May 5, 2007, the Company held $99.3 million in short-term investments and $2.5 million in long-term investments, respectively, and at February 3, 2007, the Company held $98.7 million in short-term investments.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.

We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding impairment may differ from our current estimates.

•	Store Closing Reserve. During the three months ending May 5, 2007, the Company recorded charges associated with the closing of one DSW store and one Filene’s Basement store. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005. These estimates are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves:

	Balance at
	February 3,	Related		Balance at
	2007	Charges	Payments	May 5, 2007
	(in thousands)
Lease Costs	$1,866	$332	$(206)	$1,992
Employee severance and termination benefits		1,136	(30)	1,106

Total	$1,866	$1,468	$(236)	$3,098

	Balance at
	January 28,	Related		Balance at
	2006	Charges	Payments	April 29, 2006
	(in thousands)
Lease Costs	$277		$(277)
Employee severance and termination benefits	2,130	$48	(222)	$1,956

Total	$2,407	$48	$(499)	$1,956
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated based on historical claims analysis. Workers’ compensation and general liability insurance estimates are calculated semi-annually, with the assistance of an actuary, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at May 5, 2007, by $0.4 million and $0.1 million, respectively. The self-insurance reserves were $15.9 million and $17.5 million at May 5, 2007 and February 3, 2007, respectively.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At May 5, 2007, the actuarial assumptions of our plans have remained unchanged from our 2006 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At May 5, 2007, the weighted-average actuarial assumptions applied to our plans were: discount rate 6.0%, assumed salary increases 3.0% and long-term rate of return on plan assets 8.0%.
•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 5, 2007 and February 3, 2007 was $4.9 million and $5.0 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three months ended May 5, 2007 and April 29, 2006, the Company recorded a charge related to the change in fair value of warrants of $2.1 million and $64.8 million, respectively. For the three months ended May 5, 2007, the Company recorded income related to the change in the fair value of the conversion feature of the PIES of $14.7 million. The PIES were not outstanding during the three months ended April 29, 2006.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended May 5, 2007, we reduced the valuation allowance on state net deferred tax assets in the amount of less than $0.1 million which resulted from a reduction of net state deferred tax assets. During the quarter ended May 5, 2007, we established an additional valuation reserve of $0.7 million for state net operating loss carryforwards.

Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended
	May 5,	April 29,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	(59.7)	(59.7)

Gross profit	40.3	40.3
Selling, general and administrative expenses	(38.7)	(38.5)
Change in fair value of derivative instruments	2.0	0.0
Change in fair value of derivative instruments- related party	(0.3)	(9.0)
License fees and other income	0.4	0.2

Operating profit (loss)	3.7	(7.0)

Interest expense	(0.8)	(0.3)
Interest expense- related parties	0.0	(0.2)

Total interest expense	(0.8)	(0.5)
Interest income	0.3	0.2

Interest expense, net	(0.5)	(0.3)

Income (loss) before income taxes and minority interest	3.2	(7.3)

Provision for income taxes	(1.7)	(0.8)

Income (loss) before minority interest	1.5	(8.1)
Minority interest	(1.1)	(0.9)

Net income (loss)	0.4%	(9.0)%

THREE MONTHS ENDED MAY 5, 2007 COMPARED TO THREE MONTHS ENDED APRIL 29, 2006
Net Sales. Net sales increased $32.6 million, or 4.5%, to $754.1 million from $721.5 million for the three months ended May 5, 2007 compared to the three months ended April 29, 2006. Comparable store sales decreased 5.2% and, by segment, were:

	Three months ended
	May 5, 2007	April 29, 2006

	Increase (Decrease)
Value City	(8.7)%	2.5%
DSW	(3.6)%	4.2%
Filene’s Basement	1.6%	4.6%

Total	(5.2)%	3.5%

Value City net sales were $288.2 million for the three months ended May 5, 2007, a $26.2 million decrease over the comparable period, or an 8.3% decrease. Comparable store sales decreased 8.7% over the comparable period. The decrease in comparable sales at Value City is comprised of declines in all major categories. Men’s, women’s and children’s apparel had declines of 9.8%, 5.3%, and 16.5%, respectively. Jewelry and hardlines had declines of 15.7% and 5.0%, respectively. The declines are due to the fact that during the first quarter of fiscal 2007, the average number of transactions in the Value City stores decreased 8.5% while the average unit retail increased 0.7%, the number of units in the basket decreased 1.0% and the average retail customer basket decreased 0.3%.
DSW net sales were $357.0 million for the three months ended May 5, 2007, a $40.5 million increase over the comparable period, or a 12.8 % increase. Comparable store sales in the quarter declined 3.6%. The increase in DSW sales includes a net increase of 26 DSW stores, eight affiliated leased shoe departments and 116 non-affiliated leased shoe departments compared to April 29, 2006. The DSW store locations and the leased shoe departments opened subsequent to April 29, 2006 added $30.3 million and $15.2 million, respectively. For the first quarter of fiscal 2007, DSW comparable store sales decreased in women’s by 3.9%, men’s by 2.8%, and accessories by 1.7%, and increased in the athletic category by 1.0%. The sales decreases in both the women’s and men’s categories were caused by a drop in the seasonal categories. The decrease in the accessories category was caused by a decrease in handbags. The increase in athletic was driven by an increase in men’s athletic.
Filene’s Basement net sales were $108.8 million for the three months ended May 5, 2007, an $18.2 million increase over the comparable period, or a 20.1% increase. Comparable store sales, excluding the Downtown Crossing store, increased 2.6% over last year. The Downtown Crossing location will temporarily cease operations in the fall of 2007, due to the extensive renovation planned for the host building by the building’s new owner, and when the renovation is complete will resume operations in the spring of 2009. Filene’s Basement opened nine new stores, subsequent to April 29, 2006, which had net sales of $16.0 million during the three months ended May 5, 2007. In addition, Filene’s Basement closed one store that was operating in the previous year resulting in a decrease in net sales of $0.6 million compared to last year. The merchandise categories of men’s and accessories had comparable sales increases of 5.0% and 11.2%, respectively. The merchandise categories of women’s and jewelry had comparable sales decreases of 1.2% and 11.1%, respectively.
Gross Profit. Total gross profit increased $13.3 million from $290.6 million for the three months ended April 29, 2006 to $303.9 million for the three months ended May 5, 2007. Gross profit, as a percent of sales, remained constant at 40.3%.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	May 5, 2007	April 29, 2006

Value City	36.3%	38.3%
DSW	44.9%	43.5%
Filene’s Basement	36.0%	35.9%

Total	40.3%	40.3%

Value City’s gross profit decreased $16.0 million to $104.5 million in the first quarter of fiscal 2007 from $120.5 million in the first quarter of fiscal 2006, and decreased as a percent of net sales from 38.3% in the first quarter of fiscal 2006 to 36.3% in the first quarter of fiscal 2007. Approximately $13.0 million of the decrease is due to the decrease in overall sales. The decrease is also due to increased markdowns offset by increased initial markup as a percent of sales.
DSW gross profit increased $22.7 million to $160.3 million in the first quarter of fiscal 2007 from $137.6 million in the first quarter of fiscal 2006, and increased as a percent of net sales from 43.5% in the first quarter of fiscal 2006 to 44.9% in the first quarter of fiscal 2007. The increase as a percent of sales is primarily attributable to an increased initial markup and a reduction in markdowns as a percent of sales.
Filene’s Basement gross profit increased $6.6 million to $39.1 million in the first quarter of fiscal 2007 from $32.5 million in the first quarter of fiscal 2006, and increased as a percent of net sales from 35.9% in the first quarter of 2006 to 36.0% in the first quarter of 2007. The increase is due to an increase in initial markups offset by increased markdowns on clearance merchandise sold at the Downtown Crossing location.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $14.1 million from $277.5 million in the first quarter of fiscal 2006 to $291.6 million for the first quarter of fiscal 2007. As a percent of sales, SG&A expense was 38.7% for the first quarter of 2007 compared to 38.5% in the comparable quarter last year.

SG&A expense, as a percent of sales by segment, was:

	Three months ended
	May 5, 2007	April 29, 2006

Value City	41.2%	41.7%
DSW	34.9%	34.7%
Filene’s Basement	46.1%	42.4%

Total	38.7%	38.5%

The Value City segment’s SG&A expense decreased $12.2 million and decreased as a percent of sales for the three months ended May 5, 2007 compared to the three months ended April 29, 2006. The decrease in SG&A expenses is partially a result of a $9.1 million decrease in personnel expense due to the elimination of positions. Also, occupancy expenses decreased $2.2 primarily due to reduced depreciation expense.
DSW segment SG&A expense increased $14.6 million and increased as a percent of sales for the three months ended May 5, 2007 compared to the three months ended April 29, 2006. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to April 29, 2006 were $11.7 million for the three months ended May 5, 2007. SG&A expenses for the first quarter of fiscal 2007 include $1.6 million in pre-opening costs compared to $0.9 million in pre-opening costs in the first quarter of fiscal 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period.
Filene’s Basement SG&A expenses increased $11.8 million and increased as a percent of sales for the three months ended May 5, 2007 compared to the three months ended April 29, 2006. SG&A expenses increased as a percent of sales as a result of increased occupancy, personnel and pre-opening expenses. New store SG&A expenses, excluding pre-opening expenses, were $5.9 million and pre-opening costs increased in Filene’s Basement by approximately $2.3 million during the three months ended May 5, 2007 compared with the three months ended April 29, 2006. The Downtown Crossing store’s SG&A expenses increased $1.9 million primarily due to additional depreciation and severance expense accrued due to the pending temporary store closing.
Change in Fair Value of Derivative Instruments. During the three months ended May 5, 2007 and April 29, 2006, the Company recorded a non-cash charge of $2.1 million and $64.8 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the three months ended May 5, 2007, non-cash income of $14.7 million was recorded related to the change in the fair value of the conversion feature of the PIES. The PIES were not outstanding during the three months ended April 29, 2006.
License Fees and Other Income. License fees and other income were $3.0 million and $1.6 million for the three months ended May 5, 2007 and April 29, 2006, respectively. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). Operating profit for the quarter ended May 5, 2007 was $27.9 million compared to an operating loss of $50.1 million for the quarter ended April 29, 2006, an improvement of $78.0 million. Operating profit as a percent of sales was 3.7% and the operating loss as a percent of sales was 7.0 % for May 5, 2007 and April 29, 2006, respectively.
Operating profit (loss) as a percent of sales by segment in the first quarter was:

	Three months ended
	May 5, 2007	April 29, 2006

Value City	(4.6)%	(23.7)%
DSW	10.4%	8.8%
Filene’s Basement	(8.0)%	(4.0)%

Total	3.7%	(7.0)%

The operating profit for the quarter ended May 5, 2007 for the Corporate segment is due to non-cash income of $14.7 million that reflects the change in the fair value of the conversion feature of the PIES, offset by the non-cash charge of $2.1 million which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. The operating loss for the quarter ended April 29, 2006, was due to the $64.8 million non-cash charge which represented the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no PIES outstanding during the three months ended April 29, 2006.
Interest Expense. Interest expense for the quarter ended May 5, 2007 increased $2.1 million to $6.2 million compared to the first quarter of fiscal 2006. The increase is due primarily to an increase of $102.1 million in average borrowings due to the issuance of the PIES during August 2006 and a decrease in our weighted average borrowing rate of 0.9% during the three months ended May 5, 2007, compared to the three months ended April 29, 2006.
Interest Income. Interest income increased $1.1 million over the same period last year due primarily to the increase in cash and short-term investments over the same period in the prior year.
Income Taxes. The three months ended May 5, 2007 reflects a tax expense of $12.9 million or a 52.8% effective tax rate as compared to a negative 11.1% effective tax rate for the three months ended April 29, 2006. The effective tax rate of 52.8% reflects the impact of the change in fair value of the Term Loan Warrants, Conversion Warrants and conversion feature of the PIES all of which are included for book income but not tax income and an additional valuation allowance of $0.6 million on all state net deferred tax assets.
Minority Interest. For the first quarter of fiscal 2007, net income was offset by $8.8 million to reflect that portion of the income attributable to DSW minority shareholders.
Net Income (Loss). For the first quarter of fiscal 2007, net income increased $67.7 million from the first quarter of fiscal 2006 and represents 0.4% of net sales versus negative 9.0% of net sales, respectively. The net income for the first quarter of fiscal 2007 was attributable to increased net sales of $32.6 million and the $12.5 million non-cash income from the change in fair value of the warrants and conversion feature of the PIES. The net loss for the first quarter of fiscal 2006 was primarily attributable to the $64.8 million non-cash charge for the change in fair value of warrants.
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
LIQUIDITY AND CAPITAL RESOURCES
There were no exercises of the Conversion Warrants during the three months ended May 5, 2007. During the three months ended April 29, 2006, Retail Ventures received $22.5 million in connection with the exercises of Conversion Warrants for 5,000,000 common shares at an exercise price of $4.50 per share.
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
Net working capital was $284.6 million and $274.4 million at May 5, 2007 and February 3, 2007, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents, inventory levels and deferred income taxes offset by an increase in accounts payable. Current ratios at those dates were 1.43 and 1.45, respectively.

Net cash provided by operating activities was $16.6 million for the three months ended May 5, 2007 as compared to $34.7 million provided by operating activities for the three months ended April 29, 2006. The net cash provided by operating activities for the three months ended May 5, 2007 is primarily due to net income for the period after adjusting for the non-cash depreciation expense and the change in the fair value of derivative instruments.
During the thirteen week period ended May 5, 2007 the Company had capital expenditures of $25.1 million of which $14.9 million was paid during the quarter. Of this amount, the Company incurred $10.1 million for new stores, $1.8 million for improvements in existing stores, $6.8 million related to the DSW’s corporate office expansion, $1.8 million for information technology equipment upgrades and new systems and $4.6 million related to DSW’s development of an e-commerce channel.
Filene’s Basement plans to open approximately six new stores, fully remodel a store and improve its existing distribution facility in fiscal 2007. During the three months ended May 5, 2007, Filene’s Basement opened four new stores. Filene’s Basement expects to spend $17.7 million for capital expenditures during fiscal 2007.
DSW expects to spend approximately $80 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, accelerate store growth, and the development of an e-commerce channel.
Retail Ventures maintains three separate credit facilities, each of which was outstanding as of May 5, 2007: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors; (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors; and (iii) an amended and restated $0.5 million senior non-convertible loan facility, which is held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors. Retail Ventures also has outstanding $143.8 million of 6.625% Mandatory Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM). Collectively, the VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are referred to as “Credit Facilities”.
The Company is not subject to any financial covenants; however, certain of the Credit Facilities contain numerous non-financial covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.
The Credit Facilities are described more fully below:
$275 Million Secured Revolving Credit Facility – The VCDS Revolving Loan
Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At May 5, 2007, $76.6 million was available under the VCDS Revolving Loan, direct borrowings aggregated $115.0 million and $15.1 million letters of credit were issued and outstanding. At February 3, 2007, $66.8 million was available under the VCDS Revolving Loan, direct borrowings aggregated $105.0 million and $19.4 million letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is July 5, 2009.

$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At May 5, 2007 and February 3, 2007, $142.0 million and $136.6 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At May 5, 2007 and February 3, 2007, $8.0 million and $13.4 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
$0.5 Million Senior Non-Convertible Loan
On July 5, 2005, the Company entered into an amended and restated $50.0 million senior non-convertible loan facility, held equally by Cerberus and SSC, under which Value City was the borrower and RVI and certain of its wholly-owned subsidiaries were co-guarantors. Pursuant to this Non-Convertible Loan, RVI issued to Schottenstein Stores Corporation (“SSC”) and Cereberus Partners, L.P. (“Cerberus”) the Conversion Warrants which are exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. The final maturity date of the Non-Convertible Loan held by each of SSC and Cerberus is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by each lender are exercised.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 16, 2006, Retail Ventures issued PIES in the aggregate principal amount of $125 million. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the PIES offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan.
The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.0 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares subject to adjustment as provided in the PIES.
Subsequent Events
On June 6, 2007, Retail Ventures issued 1,333,333 of its common shares to Cerberus in connection with Cerberus’ exercise of its remaining outstanding Conversion Warrants. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of approximately $6.0 million.

In connection with Cerberus’ exercise of its remaining outstanding Conversion Warrants, the Non-Convertible Loan between Cerberus and Value City immediately matured in accordance with its terms. On June 11, 2007, Value City repaid the $250,000 principal amount of the loan, together with all accrued and unpaid interest thereon.
Contractual Obligations and Off-Balance Sheet Arrangements
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $16.1 million at May 5, 2007. In addition, at May 5, 2007 lease agreements have been signed for 30 new DSW and Filene’s Basement store locations to be opened over the next 12 months, with annual aggregate rent of $12.2 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $6.3 million of tenant improvement allowances which will be used to fund future capital expenditures.
The Company has no “off-balance sheet” arrangements as of May 5, 2007 and February 3, 2007 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended May 5, 2007.
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
We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At May 5, 2007, direct borrowings aggregated $115.0 million and an additional $23.1 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended May 5, 2007, net of income taxes, would have an approximate $0.2 million impact on our financial position, liquidity and results of operations.
Derivative Instruments
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of May 5, 2007 and February 3, 2007 Retail Ventures did not have any derivatives designated as hedges.
Warrants
As of May 5, 2007, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $218.5 million. The $157.3 million value ascribed to the Conversion Warrants was estimated as of May 5, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.7%; expected life of 2 years; expected volatility of 37.7%; and an expected dividend yield of 0.0%. The $61.2 million value ascribed to the Term Loan Warrants was estimated as of May 5, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.5%; expected life of 5 years; expected volatility of 56.3%; and an expected dividend yield of 0.0%. As the

Warrants may be exercised for either common shares of RVI or Class A common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three months ended May 5, 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $14.7 million. As of May 5, 2007, the fair value liability recorded for the conversion feature was $48.1 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.1%; expected life of 4 years; expected volatility of 39.1%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of May 5, 2007, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in several legal proceedings arising out of this incident, including one putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after the Company prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.
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
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW has accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material. As of May 5, 2007, the balance of the associated accrual for potential exposure was $3.1 million.
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
Item 1A. Risk Factors.
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our 2006 Annual Report, and other factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements. For the quarter ended May 5, 2007, there were no material changes to the Company’s previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities. Not applicable
(b) Use of Proceeds. Not applicable
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the first quarter of the 2007 fiscal year.
We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2007. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Certain of the Company’s Credit Facilities restrict the payment of dividends by any borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by any borrower or guarantor up to the aggregate amount of $5.0 million less the amount of any loans or advances made to Retail Ventures by any borrower or guarantor.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 34.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: June 12, 2007	By:	/s/ James A. McGrady
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