Form 10-Q
period 2007-08-04
RETAIL VENTURES INC
filed 2007-09-13
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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
The number of outstanding Common Shares, without par value, as of August 31, 2007 was 48,623,430.

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 4,	February 3,
	2007	2007
ASSETS
Cash and equivalents	$165,509	$160,221
Restricted cash	253	511
Short-term investments	100,475	98,650
Accounts receivable, net	16,592	16,781
Accounts receivable from related parties	1,176	3,777
Inventories	582,243	545,584
Prepaid expenses and other assets	42,559	36,686
Deferred income taxes	41,817	25,737

Total current assets	950,624	887,947

Property and equipment, net	299,604	279,909
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	32,880	34,976
Deferred income taxes	11,486	26,114
Other assets	10,846	12,372

Total assets	$1,333,839	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	August 4,	February 3,
	2007	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$286,281	$212,434
Accounts payable to related parties	5,846	4,902
Accrued expenses:
Compensation	33,915	40,886
Taxes	51,286	45,227
Other	78,897	92,894
Warrant liability	1,996	3,594
Warrant liability — related parties	97,410	212,806
Current maturities of long-term obligations	861	765

Total current liabilities	556,492	613,508

Long-term obligations, net of current maturities
Non-related parties	273,816	265,283
Related parties	250	500
Conversion feature of long-term debt	22,819	62,770
Other noncurrent liabilities	102,675	95,108

Minority interest	150,547	138,428

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued, including 7,551 treasury shares, 48,623,430 and 47,270,777 outstanding, respectively	302,632	276,690
Accumulated deficit	(74,783)	(184,461)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(550)	(550)

Total shareholders’ equity	227,240	91,620

Total liabilities and shareholders’ equity	$1,333,839	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net Sales	$732,733	$684,508	$1,486,807	$1,406,021
Cost of sales	(458,073)	(409,557)	(908,213)	(840,445)

Gross profit	274,660	274,951	578,594	565,576

Selling, general and administrative expenses	(282,537)	(264,793)	(574,112)	(542,317)
Change in the fair value of derivative instruments	26,953	(311)	41,549	(1,237)
Change in the fair value of derivative instruments - related parties	97,831	(15,032)	95,784	(78,915)
License fees and other income	2,371	1,660	5,335	3,222

Operating profit (loss)	119,278	(3,525)	147,150	(53,671)

Interest expense	(6,230)	(3,418)	(12,403)	(6,284)
Interest expense — related parties	(8)	(1,264)	(21)	(2,528)

Total interest expense	(6,238)	(4,682)	(12,424)	(8,812)
Interest income	3,041	2,339	5,757	3,977

Interest expense, net	(3,197)	(2,343)	(6,667)	(4,835)

Income (loss) before income taxes and minority interest	116,081	(5,868)	140,483	(58,506)

Provision for income taxes	(7,451)	(4,473)	(20,338)	(10,319)

Income (loss) before minority interest	108,630	(10,341)	120,145	(68,825)

Minority interest	(2,412)	(5,660)	(11,187)	(12,124)

Net income (loss)	$106,218	$(16,001)	$108,958	$(80,949)

Basic and diluted income (loss) per share:
Basic	$2.21	$(0.36)	$2.28	$(1.88)
Diluted	$1.81	$(0.36)	$1.84	$(1.88)

Shares used in per share calculations:
Basic	48,157	45,013	47,714	43,037
Diluted	58,776	45,013	59,073	43,037
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares
				(Accumulated)			Accumulated
		Common		Deficit/	Deferred		Other
	Common	Shares	Common	Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Earnings	Expense	Shares	Loss	Total
Balance, January 28, 2006	39,857	8	$159,617	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss				(80,949)				(80,949)
Minimum pension liability, net of income tax benefit of $237							369	369

Total comprehensive loss								(80,580)
Capital transactions of subsidiary				1,306				1,306
Stock based compensation expense, before related tax effects			215					215
Exercise of stock options	109		854					854
Exercise of warrants	7,000		110,317					110,317
Excess tax benefit related to stock options exercised			329					329
Reclassification of unamortized deferred compensation			(1)		1

Balance, July 29, 2006	46,966	8	$271,331	$(115,725)	$0	$(59)	$(6,560)	$148,987

Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$0	$(59)	$(550)	$91,620

Net income				108,958				108,958
FIN 48 adoption				(641)				(641)
Capital transactions of subsidiary				1,361				1,361
Stock based compensation expense, before related tax effects			259					259
Exercise of stock options	19		71					71
Exercise of warrants	1,333		25,612					25,612

Balance, August 4, 2007	48,623	8	$302,632	$(74,783)	$0	$(59)	$(550)	$227,240

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 4,	July 29,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$108,958	$(80,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	1,810	602
Stock based compensation expense	259	215
Stock based compensation expense of subsidiary	1,361	1,557
Depreciation and amortization	30,709	27,757
Change in fair value of derivative instruments ($(95,784) and $78,915 — related parties, respectively)	(137,333)	80,152
Deferred income taxes and other noncurrent liabilities	(6,568)	(12,197)
Loss on disposal of assets	242	1,370
Minority interest in consolidated subsidiary	11,187	12,124
Other	932	729
Change in working capital, assets and liabilities:
Accounts receivable	2,790	(1,094)
Inventories	(36,659)	(61,381)
Prepaid expenses and other assets	(5,183)	(299)
Accounts payable	73,012	29,520
Proceeds from tenant and construction allowances	12,042	3,562
Accrued expenses	(14,861)	6,887

Net cash provided by operating activities	42,698	8,555

Cash flows from investing activities:
Restricted cash	258
Cash paid for property and equipment	(46,798)	(19,210)
Purchases of available-for-sale investments	(23,200)	(69,025)
Maturities and sales from available-for-sale investments	18,875	22,100
Purchase of intangible asset	(21)

Net cash used in investing activities	(50,886)	(66,135)

Cash flows from financing activities:
Payments of capital lease obligations	(345)	(304)
Payment on term loan	(250)
Net increase in revolving credit facility	8,000	37,000
Debt issuance costs		(1,170)
Excess tax benefit related to stock options exercised		329
Proceeds from exercise of warrants	6,000	31,500
Proceeds from exercise of stock options	71	854

Net cash provided by financing activities	13,476	68,209

Net increase in cash and equivalents	5,288	10,629
Cash and equivalents, beginning of period	160,221	138,731

Cash and equivalents, end of period	$165,509	$149,360

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BUSINESS OPERATIONS
     Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and its controlled subsidiary DSW Inc. (“DSW”) are herein referred to collectively as the “Company”.
     The Company operates four segments in the United States of America (“United States”). The Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells branded shoes and accessories. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments. As of August 4, 2007, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 236 DSW stores located in major metropolitan areas throughout the United States and 34 Filene’s Basement stores located in major metropolitan areas in the Northeast and Midwest. DSW also supplies shoes, under supply arrangements, to 331 locations for other non-related retailers in the United States.
     On July 5, 2005, DSW completed an initial public offering (“IPO”). As of August 4, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
     Value City. Located in the Midwest, mid-Atlantic and southeastern United States and operating principally under the name Value City for over 80 years, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. In December 2006, RVI announced that it is exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. RVI also stated that there can be no assurance that this process will result in any specific transaction.
     DSW. Located in major metropolitan areas throughout the United States, DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women, as well as accessories. During the six months ended August 4, 2007, DSW opened 14 new stores and closed one store. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in most Filene’s Basement stores. As of August 4, 2007, DSW, pursuant to supply agreements, operated 267 leased shoe departments for Stein Mart, Inc., 63 for Gordmans, Inc. and one for Frugal Fannie’s Fashion Warehouse. Supply agreements’ results are included within the DSW segment. During the six months ended August 4, 2007, DSW added three new non-affiliated leased departments, four affiliated leased departments and ceased operations in two non-affiliated leased departments and one affiliated leased department.
     Filene’s Basement. Filene’s Basement stores are located primarily in the Northeast and Midwest. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the six months ended August 4, 2007, Filene’s Basement opened four stores and closed one store.
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
3. ADOPTION OF ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and in May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Settlement in FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. The Company adopted FIN 48 effective February 4, 2007. The impact of the adoption of this interpretation is disclosed in Note 10.
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
4. STOCK BASED COMPENSATION
Retail Ventures Stock Compensation Plans
     The Company has an Amended and Restated 2000 Stock Incentive Plan that provides for the issuance of equity awards covering up to 13,000,000 common shares, including stock options, stock appreciation rights and restricted stock, to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and non-employee directors of Retail Ventures. Options granted under the plan generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.
     The Company has an Amended and Restated 1991 Stock Option Plan that provided for the grant of equity awards covering up to 4,000,000 common shares. Options granted under the plan are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.
     During the three and six months ended August 4, 2007, the Company recorded stock based compensation expense of approximately $1.2 million and $2.3 million, respectively, which includes approximately $1.1 million and $2.0 million, respectively, of expenses recorded by DSW. Stock-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
     The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the six months ended August 4, 2007 (in thousands):

	Six months ended August 4, 2007
	Stock
	Options	SARs	RSUs
Outstanding beginning of period	1,335	978	170
Granted	25	140	47
Exercised	(19)	(2)
Cancelled
Forfeited	(10)	(35)

Outstanding end of period	1,331	1,081	217

Exercisable end of period	1,207	176	n/a

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
     The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 4,	July 29,
	2007	2006
Assumptions
Risk-free interest rate	4.53%	4.86%
Expected volatility of Retail Ventures common shares	56.26%	66.79%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
     The weighted-average grant date fair value of each option granted in the three months ended August 4, 2007 and July 29, 2006 was $10.76 and $6.24 per share, respectively, and for the six months ended August 4, 2007 and July 29, 2006 was $10.90 and $6.94 per share, respectively.
Stock Appreciation Rights
     Reductions of expense of $4.9 million and $4.2 million, respectively, were recorded during the three and six months ended August 4, 2007 relating to SARs. The amount of SARs accrued at August 4, 2007 was $2.9 million. During the six months ended August 4, 2007, less than $0.1 million was paid to settle exercised SARs.
Restricted Stock Units
     Total compensation expense costs recognized related to the RSUs in the three and six months ended August 4, 2007 were a reduction of expenses of $1.0 million and $0.3 million, respectively. The amount of RSUs accrued at August 4, 2007 was $1.9 million.
Restricted Shares
     The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company, with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of August 4, 2007, the Company had no outstanding restricted common shares. At February 3, 2007, the Company had outstanding approximately 500 restricted common shares which represent less than 1% of the common basic and diluted shares outstanding.
DSW Stock Compensation Plan
     DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options, RSUs and director stock units, to management, key employees of DSW and affiliates, consultants (as defined in the plan), and non-employee directors of DSW. DSW options, RSUs and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The following tables summarize the activity of DSW’s stock options and RSUs for the six months ended August 4, 2007 (in thousands):

	Six months ended August 4, 2007
	Stock
	Options	RSUs
Outstanding beginning of period	1,084	135
Granted	496	15
Exercised	(13)
Cancelled
Forfeited	(60)	(3)

Outstanding end of period	1,507	147

Exercisable end of period	324	n/a
Stock Options
     The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 4,	July 29,
	2007	2006
Assumptions
Risk-free interest rate	4.90%	4.92%
Expected volatility of DSW common shares	36.46%	41.00%
Expected option term	5.0 years	4.8 years
Expected dividend yield	0.00%	0.00%
     The weighted-average grant date fair value of each option granted in the three months ended August 4, 2007 and July 29, 2006 was $15.52 and $15.25 per share, respectively, and for the six months ended August 4, 2007 and July 29, 2006 was $17.66 and $13.39 per share, respectively.
Restricted Stock Units
     The total aggregate intrinsic value of nonvested RSUs at August 4, 2007 was $4.6 million. As of August 4, 2007, the total compensation cost related to nonvested RSUs not yet recognized was approximately $2.1 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all RSUs is zero.
Director Stock Units
     DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the six months ended August 4, 2007, DSW granted 7,426 director stock units and expensed $0.3 million related to these grants. As of August 4, 2007, 34,964 DSW director stock units had been issued and no DSW director stock units had been settled.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. INVESTMENTS
     Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 275 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.
     During the six months ended August 4, 2007, $23.2 million of cash was used to purchase available-for-sale securities while $18.9 million was generated by the sale of available-for-sale securities.
     The table below details the investments classified as available-for-sale at August 4, 2007 and February 3, 2007 (in thousands):

	August 4, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1 year	1 to 3 years	Less than 1 year	1 to 3 years
Aggregate fair value	$100,475	$2,500	$98,650	$—
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$100,475	$2,500	$98,650	$—
6. LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
     Long — term obligations consist of the following (in thousands):

	August 4,	February 3,
	2007	2007
Credit facilities:
Revolving credit facilities	$113,000	$105,000
Senior Loan Agreement — related parties	250	500
PIES	143,750	143,750
Discount on PIES	(9,723)	(10,697)

	247,277	238,553
Capital lease obligations	27,650	27,995

	274,927	266,548
Less current maturities	(861)	(765)

	$274,066	$265,783

Letters of credit outstanding:
RVI revolving credit facility	$24,877	$19,355
DSW revolving credit facility	$19,888	$13,448
Availability under revolving credit facilities:
RVI revolving credit facility	$76,119	$66,838
DSW revolving credit facility	$130,112	$136,552
Premium Income Exchangeable SecuritiesSM (PIES)
     The embedded exchange feature of the Premium Income Exchangeable SecuritiesSM (“PIES”) is accounted for as a derivative, which is recorded at fair value, and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     During the three and six months ended August 4, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $25.3 million and $40.0 million, respectively. As of August 4, 2007 and February 3, 2007, the fair value liability recorded for the conversion feature was $22.8 million and $62.8 million, respectively.
Warrants
     For the three months ended August 4, 2007 and July 29, 2006, the Company recorded a reduction of expenses of $99.5 million and a charge of $15.3 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”). For the six months ended August 4, 2007 and July 29, 2006, the Company recorded a reduction of expenses of $97.4 million and a charge of $80.2 million, respectively, for the change in fair value of the Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); therefore, changes in the fair values are recognized in earnings in the period of change.
     Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the Warrants was $99.4 million and $216.4 million at August 4, 2007 and February 3, 2007, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
     During the three and six months ended August 4, 2007, Retail Ventures received $6.0 million in connection with the exercises by Cerberus Partners, L.P. (“Cerberus”) of its remaining Conversion Warrants for 1,333,333 of RVI’s common shares at an exercise price of $4.50 per share. In connection with this exercise, the senior loan agreement between Cerberus and Value City immediately matured in accordance with its terms. On June 11, 2007, Value City repaid the $250,000 principal amount of the loan, together with all accrued and unpaid interest thereon.
     During the three and six months ended July 29, 2006, Retail Ventures received $9.0 million and $31.5 million, respectively, in connection with the exercises by Cerberus of Conversion Warrants for 2,000,000 and 7,000,000, respectively, of RVI’s common shares at an exercise price of $4.50 per share. There were no exercises of the Term Loan Warrants during the three and six months ended August 4, 2007 or the three and six months ended July 29, 2006.
7. PENSION BENEFIT PLANS
     The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans as of February 3, 2007. The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and six months ended August 4, 2007 and July 29, 2006:

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
		(in thousands)
Service cost	$9	$11	$17	$21
Interest cost	371	362	743	725
Expected return on plan assets	(489)	(443)	(978)	(886)
Amortization of transition asset	(9)	(9)	(18)	(19)
Amortization of net loss	130	150	261	301

Net periodic benefit cost	$12	$71	$25	$142

     The Company anticipates contributing approximately $1.4 million in fiscal 2007 to meet minimum funding requirements. The Company did not make a contribution during the six months ended August 4, 2007 towards the $1.4 million contribution estimated for fiscal 2007.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
		(in thousands)
Weighted average shares outstanding	48,157	45,013	47,714	43,037
Assumed exercise of dilutive SARs	306		348
Assumed exercise of dilutive stock options	620		641
Assumed exercise of dilutive Term Loan Warrants	3,241		3,351
Assumed exercise of dilutive Conversion Warrants	6,452		7,019

Number of shares for computations of dilutive earnings per share	58,776	45,013	59,073	43,037

     For the three and six months ended August 4, 2007, all potentially dilutive instruments — stock options, SARs and warrants — were dilutive. For the three and six months ended July 29, 2006, all potentially dilutive instruments — stock options, SARs and warrants — were anti-dilutive. The total amount of securities outstanding at July 29, 2006 that were not included in dilutive earnings per share because to do so would have been anti-dilutive for the periods presented, but could potentially dilute basic earnings per share in the future were:

July 29, 2006
(in thousands)
SARs	1,615
Stock options	1,650
Term Loan Warrants	4,413
Conversion Warrants	9,667

All potentially dilutive instruments	17,345

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The balance sheet caption “Accumulated other comprehensive loss” of $0.6 million at both August 4, 2007 and February 3, 2007, relates to the Company’s minimum pension liability, net of income tax. For the six months ended August 4, 2007 the comprehensive income was the same as the net income. For the six months ended July 29, 2006, the total comprehensive loss was $80.6 million.
10. INCOME TAXES
     The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of August 4, 2007 and February 3, 2007 was $17.3 million and $15.6 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
     The tax rate of 14.5% for the six — month period ended August 4, 2007 reflects the impact of the change in fair value of warrants, included in book income but not tax income, and an additional valuation allowance of $1.7 million on state net deferred tax assets.
     Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in an unfavorable adjustment of $0.8 million to beginning retained earnings, which includes $0.1 million recorded by DSW.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As of February 4, 2007, the total amount of unrecognized tax benefits was $9.7 million. Unrecognized tax benefits of $9.6 million would affect the Company’s effective tax rate if recognized. There were no significant changes in unrecognized tax benefits in the second quarter of 2007.
     The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2000. The Company’s U.S. federal income tax returns for fiscal years 2003, 2004 and 2005 are no longer under examination by the IRS. However, there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
     RVI is planning to amend certain federal and state tax returns within the next 12 months which will reverse a tax benefit of $6.2 million related to the deduction of deferred state taxes. The amount was reserved for in fiscal 2006.
     Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of operations. As of August 4, 2007 and February 4, 2007, approximately $2.1 million and $2.0 million, respectively, was accrued for the payment of interest and penalties.
11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     A supplemental schedule of non-cash investing and financing activities is presented below:

	Six months ended
	August 4,	July 29,
	2007	2006
	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$9,991	$4,724
Interest to related parties	$21	$2,514
Income taxes	$26,829	$25,420

Noncash activities:
Increase in accounts payable due to asset purchases	$1,779	$35
Additional paid in capital transferred from warrant liability for warrant exercises	$19,612	$78,817
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The tables below present segment information for the three and six months ended August 4, 2007 and July 29, 2006 and total assets by segment as of August 4, 2007 and February 3, 2007:

	Value		Filene's		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Three months ended August 4, 2007
Net Sales	$268,095	$348,718	$115,920			$732,733
Operating (loss) profit	(11,758)	8,326	(2,074)	$124,784		119,278
Depreciation and amortization	5,946	5,684	3,383	783		15,796
Interest expense	3,106	143	1,874	3,153	$(2,038)	6,238
Interest income	96	2,091	15	2,877	(2,038)	3,041
Benefit (provision) for income taxes	5,426	(3,753)	1,117	(10,241)		(7,451)

Capital expenditures	160	20,546	2,703	50		23,459

As of August 4, 2007
Total assets	$418,246	$674,886	$194,296	$325,295	$(278,884)	$1,333,839

	Value		Filene's		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Three months ended July 29, 2006
Net Sales	$290,362	$301,302	$92,844			$684,508
Operating (loss) profit	(10,112)	23,097	(1,167)	$(15,343)		(3,525)
Depreciation and amortization	6,248	4,891	2,077	700		13,916
Interest expense	3,417	142	1,123	938	$(938)	4,682
Interest income	948	2,117	3	209	(938)	2,339
Benefit (provision) for income taxes	4,286	(9,731)	972			(4,473)

Capital expenditures	4,603	8,256	2,988	(2,068)		13,779

As of February 3, 2007
Total assets	$438,899	$603,785	$175,287	$328,208	$(278,962)	$1,267,217

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Value		Filene's		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Six months ended August 4, 2007
Net Sales	$556,330	$705,715	$224,762			$1,486,807
Operating (loss) profit	(24,914)	45,544	(10,813)	$137,333		147,150
Depreciation and amortization	11,563	10,874	6,711	1,561		30,709
Interest expense	6,224	281	3,617	6,377	$(4,075)	12,424
Interest income	173	3,948	37	5,674	(4,075)	5,757
Benefit (provision) for income taxes	11,262	(18,946)	5,056	(17,710)		(20,338)

Capital expenditures	88	39,221	9,272	(16)		48,565

	Value		Filene's		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Six months ended July 29, 2006
Net Sales	$604,789	$617,789	$183,443			$1,406,021
Operating (loss) profit	(19,695)	50,986	(4,810)	$(80,152)		(53,671)
Depreciation and amortization	12,497	9,792	4,166	1,302		27,757
Interest expense	6,416	282	2,114	1,798	$(1,798)	8,812
Interest income	1,941	3,581	11	242	(1,798)	3,977
Benefit (provision) for income taxes	8,195	(21,425)	2,911			(10,319)

Capital expenditures	4,771	12,488	3,578	(1,588)		19,249
13. COMMITMENTS AND CONTINGENCIES
     As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
     DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after DSW prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.
     There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.
     DSW estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of August 4, 2007, the balance of the associated accrual for potential exposure

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
was $3.2 million. Subsequent to August 4, 2007, DSW paid an additional $2.7 million from the reserve, leaving a balance of $0.5 million.
     The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures,” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
     Retail Ventures is a holding company operating retail stores in three of its four segments: Value City, DSW and Filene’s Basement. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for over 80 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of August 4, 2007, there were 113 Value City stores in operation. DSW is a leading United States specialty branded footwear retailer operating 236 shoe stores in 36 states as of August 4, 2007. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the eastern and Midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of August 4, 2007, there were 34 Filene’s Basement stores in operation. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments.
     We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of August 4, 2007.
     On July 5, 2005, DSW completed an initial public offering (“IPO”). As of August 4, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. Retail Ventures accounted for the sale of DSW as a capital transaction. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
     In December 2006, we announced that we are exploring strategic alternatives for the Value City operations, including a possible sale of the division. RVI has retained financial advisors to assist in this effort to enhance shareholder value. We also stated that there can be no assurance that this process will result in any specific transaction.
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
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	outcome of the Value City operations strategic analysis;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
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
•	Revenue recognition. Revenue from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our Condensed Consolidated Balance Sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $39.4 million and $44.4 million at August 4, 2007 and February 3, 2007, respectively.

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

•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 275 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of August 4, 2007, the Company held $100.5 million in short-term investments and $2.5 million in long-term investments, and at February 3, 2007, the Company held $98.7 million in short-term investments and no long — term investments.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash

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

•	Store Closing Reserve. During the six months ending August 4, 2007, the Company recorded charges associated with the closing of one DSW store and one Filene’s Basement store and accruals for the severance related to the temporary shut down of the Downtown Crossing location. During the six months ending July 29, 2006, the Company recorded charges associated with the closing of two DSW stores. The operating lease at one of the two stores was terminated through the exercise of a lease kick-out option. During the first six months of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005.
     The table below sets forth the significant components and activity related to these closing reserves:

	Balance at				Balance at
	February 3,	Related			August 4,
	2007	Charges	Payments	Adjustments	2007
	(in thousands)
Lease Costs	$1,866	$380	$(429)	$	$1,817
Employee severance and termination benefits		1,958	(33)		1,925
Other		22	(18)		4

Total	$1,866	$2,360	$(480)	$	$3,746

	Balance at				Balance at
	January 28,	Related			July 29,
	2006	Charges	Payments	Adjustments	2006
	(in thousands)
Lease Costs	$2,130	$392	$(440)	$233	$2,315
Employee severance and termination benefits	277	55	(296)		36

Total	$2,407	$447	$(736)	$233	$2,351
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers’ compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient, and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at August 4, 2007 by $0.4 million. The self-insurance reserves were $16.4 million and $17.5 million at August 4, 2007 and February 3, 2007, respectively.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At August 4, 2007, the actuarial assumptions of our plans have remained unchanged from our 2006 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At August 4, 2007, the weighted-average actuarial assumptions applied to our plans were: a discount rate of 6.0%, assumed salary increases of 3.0% and a long-term rate of return on plan assets of 8.0%.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of August 4, 2007 and February 3, 2007 was $4.9 million and $5.0 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and six months ended August 4, 2007, the Company recorded income related to the change in fair value of warrants of $99.5 million and $97.4 million, respectively. For the three and six months ended July 29, 2006, the Company recorded a charge related to the change in fair value of warrants of $15.3 million and $80.2 million, respectively. For the three and six months ended August 4, 2007, the Company recorded income related to the change in the fair value of the conversion feature of the PIES of $25.3 million and $40.0 million, respectively. The PIES were not outstanding during the three and six months ended July 29, 2006.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the six months ended August 4, 2007, we increased the valuation allowance on state net deferred tax assets in the amount of $0.4 million which resulted from an increase of net state deferred tax assets. Also, during the six months ended August 4, 2007, we established an additional valuation allowance of $1.3 million for state net operating loss carryforwards.
     Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Six months ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(62.5)	(59.8)	(61.1)	(59.8)

Gross profit	37.5	40.2	38.9	40.2

Selling, general and administrative expenses	(38.5)	(38.7)	(38.6)	(38.5)
Change in the fair value of derivative instruments	3.6	0.0	2.8	(0.1)
Change in the fair value of derivative instruments - related parties	13.4	(2.2)	6.4	(5.6)
License fees and other income	0.3	0.2	0.4	0.2

Operating profit (loss)	16.3	(0.5)	9.9	(3.8)

Interest expense	(0.9)	(0.5)	(0.8)	(0.4)
Interest expense — related parties	0.0	(0.2)	0.0	(0.2)

Total interest expense	(0.9)	(0.7)	(0.8)	(0.6)
Interest income	0.4	0.3	0.4	0.3

Interest expense, net	(0.5)	(0.4)	(0.4)	(0.3)

Income (loss) before income taxes and minority interest	15.8	(0.9)	9.5	(4.1)
Provision for income taxes	(1.0)	(0.6)	(1.4)	(0.8)

Income (loss) before minority interest	14.8	(1.5)	8.1	(4.9)
Minority interest	(0.3)	(0.8)	(0.8)	(0.9)

Net income (loss)	14.5%	(2.3)%	7.3%	(5.8)%

THREE MONTHS ENDED AUGUST 4, 2007 COMPARED TO THREE MONTHS ENDED JULY 29, 2006
     Net Sales. Net sales increased $48.2 million, or 7.0%, to $732.7 million from $684.5 million for the three months ended August 4, 2007 compared to the three months ended July 29, 2006. Comparable store sales increased 0.3% and, by segment, were:

	Three months ended
	August 4, 2007	July 29, 2006
	Increase (Decrease)
Value City	(7.3)%	(2.2)%
DSW	5.9%	2.2%
Filene’s Basement	7.0%	5.4%

Total	0.3%	0.6%

     Value City net sales were $268.1 million for the three months ended August 4, 2007, a $22.3 million decrease over the comparable period, or a 7.7% decrease. Comparable store sales decreased 7.3%, over the comparable period. The decrease in comparable sales at Value City is comprised of declines in all major categories. Men’s, women’s and children’s apparel had declines of 5.4%, 3.9%, and 13.9%, respectively. Jewelry and hardlines had declines of 12.4% and 9.8%, respectively. The declines are due to a decrease of 9.1% in transactions and a decrease in the units per basket of 0.9%, partially offset by the average unit retail increase of 2.9%. The overall average retail customer basket increased 2.0%.

     DSW net sales were $348.7 million for the three months ended August 4, 2007, a $47.4 million increase over the comparable period, or a 15.7% increase. The increase in DSW sales includes a net increase of 31 DSW stores, 117 non-affiliated leased shoe departments and eight affiliated leased shoe departments. The DSW store locations opened subsequent to July 29, 2006 added $32.3 million in sales for the quarter ended August 4, 2007, while the leased shoe departments opened subsequent to July 29, 2006 added $12.7 million for the quarter ended August 4, 2007. Leased shoe department sales comprised 12.2% of DSW segment net sales in the second quarter of fiscal 2007, compared to 10.3% in the second quarter of fiscal 2006. The increase in sales was partially offset by the loss of sales from the closed stores and leased departments of $4.8 million.
     DSW comparable store sales in the second quarter of fiscal 2007 increased 5.9%, compared to the second quarter of fiscal 2006. For the second quarter of fiscal 2007, DSW comparable store sales increased in women’s by 7.0%, men’s by 2.7%, accessories by 8.6% and athletic by 8.2%. Increases in comparable sales in all categories were primarily driven by significant promotional activity through the summer sale and the sandal sale events.
     Filene’s Basement net sales were $115.9 million for the three months ended August 4, 2007, a $23.1 million increase over the comparable period, or a 24.9% increase. Comparable store sales, excluding the Downtown Crossing store, increased 3.9%, over the comparable period last year. The Downtown Crossing location will temporarily cease operations in the fall of 2007 due to the extensive renovation planned for the building by the building’s new owner, and when the renovation is complete will resume operations in the spring of 2009. Filene’s Basement opened nine new stores, subsequent to July 29, 2006, which had net sales of $18.3 million during the three months ended August 4, 2007. In addition, Filene’s Basement closed one store that was operating in the previous year resulting in a decrease in net sales of $1.0 million compared to last year. The merchandise categories of men’s, women’s, accessories and jewelry had comparable sales increases of 9.9%, 6.4%, 12.8% and 6.2%, respectively.
     Gross Profit. Total gross profit decreased $0.3 million from $275.0 million for the three months ended July 29, 2006 to $274.7 million for the three months ended August 4, 2007. Gross profit, as a percent of sales, decreased to 37.5% from 40.2% in the comparable period.
     Gross profit, as a percent of sales by segment, was:

	Three months ended
	August 4, 2007	July 29, 2006
Value City	36.6%	37.9%
DSW	38.2%	43.4%
Filene’s Basement	37.3%	36.9%

Total	37.5%	40.2%

     Value City’s gross profit decreased $11.9 million to $98.1 million in the second quarter of fiscal 2007 from $110.0 million in the second quarter of fiscal 2006, and decreased as a percent of net sales from 37.9% in the second quarter of fiscal 2006 to 36.6% in the second quarter of fiscal 2007. The decrease is due to the decline in sales and increased markdowns, partially offset by increased initial markup.
     DSW gross profit increased $2.6 million to $133.3 million in the second quarter of fiscal 2007 from $130.7 million in the second quarter of fiscal 2006, and decreased as a percent of net sales from 43.4% in the second quarter of fiscal 2006 to 38.2% in the second quarter of fiscal 2007. The margin for the second quarter of fiscal 2007 was negatively impacted by an increase in the markdown rate as a result of markdowns related to the second quarter promotional activities in both the store and leased department segments. This was partially offset by an increase in initial mark-up. In the leased departments, the decrease in gross profit as a percentage of sales was driven by markdowns taken in the stores added in January 2007.
     Filene’s Basement gross profit increased $9.1 million to $43.3 million in the second quarter of fiscal 2007 from $34.2 million in the second quarter of fiscal 2006, and increased as a percent of net sales from 36.9% in the second quarter of fiscal 2006 to 37.3% in the second quarter of fiscal 2007. The increase is due to an increase in initial markup, partially offset by an increase in markdowns at the Downtown Crossing location.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $17.7 million from $264.8 million in the second quarter of fiscal 2006 to $282.5 million for the second quarter of fiscal 2007. As a percent of sales, SG&A expense decreased to 38.5% for the second quarter of fiscal 2007 compared to 38.7% in the comparable quarter last year. SG&A expense, as a percent of sales by segment, was:

	Three months ended
	August 4, 2007	July 29, 2006
Value City	41.4%	41.7%
DSW	36.1%	35.8%
Filene’s Basement	41.2%	40.6%

Total	38.5%	38.7%

     The Value City segment’s SG&A expense decreased $10.3 million and decreased as a percent of sales for the three months ended August 4, 2007 compared to the three months ended July 29, 2006. The decrease in SG&A expenses is partially a result of an $8.2 million decrease in personnel expense due to the elimination of positions subsequent to July 29, 2006. Occupancy expenses decreased $0.3 million primarily due to reduced depreciation expense.
     DSW segment SG&A expense increased $18.1 million and increased as a percent of sales for the three months ended August 4, 2007 compared to the three months ended July 29, 2006. The increase in SG&A as a percent of sales was in part the result of an increase in store expenses, marketing, and overhead expenses, and was partially offset by a decrease in pre-opening costs. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to July 29, 2006 were $10.9 million for the three months ended August 4, 2007. SG&A expenses for the second quarter of fiscal 2007 include $0.6 million in pre-opening costs compared to $1.5 million in pre-opening costs in the second quarter of fiscal 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period.
     Filene’s Basement SG&A expenses increased $10.1 million and increased as a percent of sales for the three months ended August 4, 2007 compared to the three months ended July 29, 2006. SG&A expenses, excluding pre-opening expenses, for stores opened subsequent to July 29, 2006 were $7.3 million for the three months ended August 4, 2007. Pre-opening costs decreased in Filene’s Basement by approximately $0.2 million for the three months ended August 4, 2007 compared with the three months ended July 29, 2006. The Downtown Crossing store’s SG&A expenses increased $2.3 million primarily due to additional depreciation and severance expense recorded due to the pending temporary store closing.
     Change in Fair Value of Derivative Instruments. During the three months ended August 4, 2007 and July 29, 2006, the Company recorded non-cash income of $99.5 million and non-cash charges of $15.3 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants primarily driven by the change in RVI stock price and the exercise of Conversion Warrants in June of 2007. During the three months ended August 4, 2007, non-cash income of $25.3 million was recorded related to the change in the fair value of the conversion feature of the PIES. The PIES were not outstanding during the three months ended July 29, 2006.
     License Fees and Other Income. License fees and other income were $2.4 million and $1.7 million for the three months ended August 4, 2007 and July 29, 2006, respectively. The increase is primarily attributable to the warranty income and third party sales programs. These sources of income can vary based on customer traffic and contractual arrangements.
     Operating Profit (Loss). Operating profit for the quarter ended August 4, 2007 was $119.3 million compared to an operating loss of $3.5 million for the quarter ended July 29, 2006, an improvement of $122.8 million. Operating profit as a percent of sales was 16.3% for August 4, 2007 and operating loss as a percent of sales was 0.5% for July 29, 2006.
     The operating profit for the quarter ended August 4, 2007 for the Corporate segment is primarily due to non-cash income of $25.3 million that reflects the change in the fair value of the conversion feature of the PIES and $99.5 million which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. The operating loss for the quarter ended July 29, 2006 for the Corporate segment was primarily due to the $15.3 million non-cash charge which represented the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no PIES outstanding during the three months ended July 29, 2006.
     Operating profit (loss) as a percent of sales for the remaining segments were:

	Three months ended
	August 4, 2007	July 29, 2006
Value City	(4.4)%	(8.8)%
DSW	2.4%	7.7%
Filene’s Basement	(1.8)%	(1.3)%

Total	16.3%	(0.5)%

     Interest Expense. Interest expense for the quarter ended August 4, 2007 increased $1.5 million to $6.2 million compared to the second quarter of fiscal 2006. The increase is due primarily to an increase of $84.2 million in average borrowings due to the issuance of the PIES during August 2006, partially offset by a decrease in our weighted average borrowing rate of 1.0% during the three months ended August 4, 2007 compared to the three months ended July 29, 2006.
     Interest Income. Interest income increased $0.7 million over the same period last year due primarily to the increase in cash and investments over the same period in the prior year.
     Income Taxes. The three months ended August 4, 2007 reflects a tax expense of $7.5 million or 6.4% effective tax rate as compared to a negative 76.2% effective tax rate for the three months ended July 29, 2006. The effective tax rate of 6.4% reflects the impact of the change in fair value of the Term Loan Warrants, Conversion Warrants and conversion feature of the PIES, all of which are included for book income but not tax income, and an additional valuation allowance of $1.1 million on all state net deferred tax assets.
     Minority Interest. For the second quarter of fiscal 2007, net income was offset by $2.4 million to reflect that portion of the income attributable to DSW minority shareholders.
     Net Income (Loss). For the second quarter of fiscal 2007, net income increased $122.2 million from the second quarter of fiscal 2006 and represents 14.5% of net sales versus negative 2.3% of net sales, respectively. The increased net income for the second quarter of fiscal 2007 was primarily attributable to increased net sales of $48.2 million and the $140.1 million increase in non-cash income from the change in fair value of the warrants and conversion feature of the PIES compared to the three months ended July 29, 2006.
SIX MONTHS ENDED AUGUST 4, 2007 COMPARED TO SIX MONTHS ENDED JULY 29, 2006
     Net Sales. Net sales increased $80.8 million, or 5.7%, to $1.49 billion from $1.41 billion for the six months ended August 4, 2007 compared to the six months ended July 29, 2006. Comparable store sales decreased 2.6% and, by segment, were:

	Six months ended
	August 4, 2007	July 29, 2006
	Increase (Decrease)
Value City	(8.0)%	0.2%
DSW	0.9%	3.2%
Filene’s Basement	4.3%	5.0%

Total	(2.6)%	2.1%

     Value City net sales were $556.3 million for the six months ended August 4, 2007, a $48.5 million decrease over the comparable period, or an 8.0% decrease. Comparable store sales decreased 8.0% over the comparable period. The decrease in comparable sales is comprised of declines in all major categories. Men’s, women’s and children’s apparel had declines of 7.6%, 4.7%, and 15.3%, respectively. Jewelry and hardlines had declines of 20.6% and 7.3%, respectively. The declines are due to a decrease of 8.8% in the number of transactions and a decrease in the units per basket of 0.9%, partially offset by the average unit retail increase of 1.7%. The overall customer basket increased 0.8%.
     DSW net sales were $705.7 million for the six months ended August 4, 2007, an $87.9 million increase over the comparable period, or a 14.2% increase. The increase in sales includes a net increase of 31 stores, eight affiliated leased shoe departments and 117 non-affiliated leased shoe departments compared to July 29, 2006. The store locations opened subsequent to July 29, 2006 added $59.6 million in sales for the six months ended August 4, 2007, while the leased shoe departments opened subsequent to July 29, 2006 added $27.9 million for the six months ended August 4, 2007. Leased shoe department sales comprised 12.7% of DSW segment net sales in the six months ended August 4, 2007, compared to 10.3% in the six months ended July 29, 2006. The increase in sales was partially offset by the loss of sales from the closed stores and leased departments of $8.8 million.
     DSW comparable store sales in the six months ended August 4, 2007 increased 0.9%, compared to the six months ended July 29, 2006. For the six months ended August 4, 2007, DSW comparable store sales increased in women’s by 1.1%, athletic by 4.6%, and accessories by 0.4%, and decreased in men’s by 0.1%.
     Filene’s Basement net sales were $224.8 million for the six months ended August 4, 2007, a $41.3 million increase over the comparable period, or a 22.5% increase. Comparable store sales, excluding the Downtown Crossing store, increased 3.2%, over the comparable period last year. Filene’s Basement opened nine new stores subsequent to July 29, 2006, which had net sales of $34.3 million during the six months ended August 4, 2007. In addition, Filene’s Basement closed one store that was operating in the previous year resulting in a decrease in net store sales of $1.6 million compared to last year. The merchandise categories of men’s, women’s and accessories had comparable store sales increases of 7.6%, 2.5% and 12.0%, respectively, which were partially offset by the comparable store sales decrease of 2.5% in the jewelry category.
     Gross Profit. Total gross profit increased $13.0 million from $565.6 million for the six months ended July 29, 2006 to $578.6 million for the six months ended August 4, 2007. Gross profit, as a percent of sales decreased to 38.9% as compared to 40.2% during the comparable period.
     Gross profit, as a percent of sales by segment, was:

	Six months ended
	August 4, 2007	July 29, 2006
Value City	36.4%	38.1%
DSW	41.6%	43.4%
Filene’s Basement	36.7%	36.4%

Total	38.9%	40.2%

     Value City’s gross profit decreased $27.9 million to $202.6 million in the six months ended August 4, 2007 from $230.5 million in the six months ended July 29, 2006, and decreased as a percent of net sales from 38.1% in the six months ended July 29, 2006 to 36.4% in the six months ended August 4, 2007. The decrease is due to the decline in sales and increased markdowns, partially offset by increased initial markup as a percent of sales.
     DSW gross profit increased $25.3 million to $293.6 million in the six months ended August 4, 2007 from $268.3 million in the six months ended July 29, 2006, and decreased as a percent of net sales from 43.4% in the six months ended July 29, 2006 to 41.6% in the six months ended August 4, 2007. The gross margin for the six months ended August 4, 2007 was negatively impacted by an increase in the markdown rate as a result of significant promotional activity in both stores and leased departments. This was partially offset by an increase in the initial mark-up. In the leased departments, the decrease in gross profit as a percentage of sales was driven by markdowns taken in the stores added in January 2007.
     Filene’s Basement gross profit increased $15.7 million to $82.4 million in the six months ended August 4, 2007 from $66.7 million in the six months ended July 29, 2006, and increased as a percent of net sales from 36.4% in the six months ended July 29, 2006 to 36.7% in the six months ended August 4, 2007. The increase is primarily due to increased initial markups, partially offset by increased markdowns on clearance merchandise sold at the Downtown Crossing location.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.8 million from $542.3 million in six months ended July 29, 2006 to $574.1 million for the six months ended August 4, 2007. As a percent of sales, SG&A expense was 38.6% for the six months ended August 4, 2007 compared to 38.5% in the comparable quarter last year.
     SG&A expense, as a percent of sales by segment, was:

	Six months ended
	August 4, 2007	July 29, 2006
Value City	41.3%	41.7%
DSW	35.5%	35.2%
Filene’s Basement	43.6%	41.5%

Total	38.6%	38.5%

     The Value City segment’s SG&A expense decreased $22.5 million and decreased as a percent of sales for the six months ended August 4, 2007 compared to the six months ended July 29, 2006. The decrease in SG&A expenses is partially a result of a $17.2 million decrease in personnel expense due to the elimination of positions subsequent to July 29, 2006. Occupancy expenses decreased $2.5 million primarily due to reduced depreciation expense and building maintenance costs.
     DSW segment SG&A expense increased $32.7 million and increased as a percent of sales for the six months ended August 4, 2007 compared to the six months ended July 29, 2006. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to July 29, 2006 were $23.0 million for the six months ended August 4, 2007. SG&A expenses for the six months ended August 4, 2007 include $2.2 million in pre-opening costs compared to $2.4 million in pre-opening costs in the six months ended July 29, 2006. Pre-opening costs are expensed as incurred and therefore do not necessarily reflect expenses for the stores opened in a given fiscal period. The increase in SG&A expenses as a percent of sales was in part the result of an increase in overhead expenses, partially offset by a decrease in pre-opening and marketing expenses.
     Filene’s Basement SG&A expenses increased $21.9 million and increased as a percent of sales for the six months ended August 4, 2007 compared to the six months ended July 29, 2006. New store SG&A expenses, excluding pre-opening expenses, were $13.2 million for the six months ended August 4, 2007, and pre-opening costs increased in Filene’s Basement by approximately $2.1 million during the six months ended August 4, 2007 compared with the six months ended July 29, 2006. The Downtown Crossing store’s SG&A expenses increased $4.1 million primarily due to additional depreciation and severance expense recorded due to the pending temporary store closing.
     Change in Fair Value of Derivative Instruments. During the six months ended August 4, 2007 and July 29, 2006, the Company recorded non-cash income of $97.4 million and a non-cash charge of $80.2 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants primarily driven by the change in RVI stock price and the exercise of Conversion Warrants in June of 2007. During the six months ended August 4, 2007, non-cash income of $40.0 million was recorded related to the change in the fair value of the conversion feature of the PIES. The PIES were not outstanding during the six months ended July 29, 2006.
     License Fees and Other Income. License fees and other income were $5.3 million and $3.2 million for the six months ended August 4, 2007 and July 29, 2006, respectively. The increase is primarily attributable to the warranty income and third party sales programs. These sources of income can vary based on customer traffic and contractual arrangements.
     Operating Profit (Loss). Operating profit for the six months ended August 4, 2007 was $147.2 million compared to an operating loss of $53.7 million for the six months ended July 29, 2006, an improvement of $200.9 million. Operating profit as a percent of sales was 9.9% for the six months ended August 4, 2007 and operating loss as a percent of sales was 3.8% for the six months ended July 29, 2006.

     The operating profit for the six months ended August 4, 2007 for the Corporate segment is primarily due to non-cash income of $137.3 million from the change in the fair value of the conversion feature of the PIES, Conversion Warrants and Term Loan Warrants. The operating loss for the six months ended July 29, 2006 for the Corporate segment was primarily due to the $80.2 million non-cash charge which represented the changes in fair value of the Conversion Warrants and Term Loan Warrants. There were no PIES outstanding during the six months ended July 29, 2006.
     Operating profit (loss) as a percent of sales by the remaining segments were:

	Six months ended
	August 4, 2007	July 29, 2006
Value City	(4.5)%	(16.5)%
DSW	6.5%	8.3%
Filene’s Basement	(4.8)%	(2.6)%

Total	9.9%	(3.8)%

     Interest Expense. Interest expense for the six months ended August 4, 2007 increased $3.6 million to $12.4 million compared to the six months ended July 29, 2006. The increase is due primarily to an increase of $93.1 million in average borrowings due to the issuance of the PIES during August 2006 partially offset by a decrease in our weighted average borrowing rate of 1.0% during the six months ended August 4, 2007, compared to the six months ended July 29, 2006.
     Interest Income. Interest income increased $1.8 million over the same period last year due primarily to the increase in cash and short-term investments over the same period in the prior year.
     Income Taxes. The six months ended August 4, 2007 reflects a tax expense of $20.3 million or a 14.5% effective tax rate as compared to a negative 17.6% effective tax rate for the six months ended July 29, 2006. The effective tax rate of 14.5% reflects the impact of the change in fair value of the Term Loan Warrants, Conversion Warrants and conversion feature of the PIES all of which are included for book income but not tax income and an additional valuation allowance of $1.7 million on all state net deferred tax assets.
     Minority Interest. For the six months ended August 4, 2007, net income was offset by $11.2 million to reflect that portion of the income attributable to DSW minority shareholders.
     Net Income (Loss). For the six months ended August 4, 2007, net income increased $189.9 million from the six months ended July 29, 2006 and represents 7.3% of net sales versus negative 5.8% of net sales, respectively. The net income for the six months ended August 4, 2007 was primarily attributable to the $137.3 million non-cash income from the change in fair value of the warrants and conversion feature of the PIES. The net loss for the six months ended July 29, 2006 was primarily attributable to the $80.2 million non-cash charge for the change in fair value of warrants.
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
LIQUIDITY AND CAPITAL RESOURCES
     During the three and six months ended August 4, 2007, Retail Ventures issued 1,333,333, of its common shares at an exercise price of $4.50 per share to Cerberus Partners, L.P. (“Cerberus”) in connection with the exercise by Cerberus of its remaining Conversion Warrants. In connection with this exercise, Retail Ventures received approximately $6.0 million. During the three and six months ended July 29, 2006, Retail Ventures issued 2,000,000 and 7,000,000, respectively, of its common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercises by Cerberus of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $9.0 million and $31.5 million, respectively, during the three and six months ended July 29, 2006.
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
     Net working capital was $394.1 million and $274.4 million at August 4, 2007 and February 3, 2007, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents, inventory levels, deferred income taxes and decrease in warrant liability, partially offset by an increase in accounts payable. Current ratios at those dates were 1.70 and 1.45, respectively.
     Net cash provided by operating activities was $42.75 million for the six months ended August 4, 2007 as compared to $8.6 million provided by operating activities for the six months ended July 29, 2006. The net cash provided by operating activities for the six months ended August 4, 2007 is primarily due to net income for the period after adjusting for the non-cash depreciation expense and the change in the fair value of derivative instruments.
     During the six months ended August 4, 2007, the Company had capital expenditures of $48.6 million of which $46.8 million was paid during the six months. Of this amount, the Company incurred $21.4 million for new stores, $3.8 million for improvements in existing stores, $11.0 million related to DSW’s corporate office expansion, $7.9 million related to DSW’s start-up of an e-commerce channel and $4.5 million for information technology equipment upgrades and new systems, excluding the e-commerce channel.
     DSW plans to open at least 35 new stores during fiscal 2007 and at least 30 new stores in each of the next three fiscal years. DSW expects to spend approximately $100 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, accelerate store growth, and the start-up of an e-commerce channel.
     Filene’s Basement opened four new stores during the six months ended August 4, 2007. Filene’s Basement expects to spend $17.7 million for capital expenditures during fiscal 2007, including plans to open approximately two additional stores, fully remodel a store and improve its existing distribution facility.
     Retail Ventures maintains three separate credit facilities, each of which was outstanding as of August 4, 2007: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors; (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors; and (iii) an amended and restated $0.25 million senior non-convertible loan facility, which is held by Schottenstein Stores Corporation (“SSC”) (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors. Retail Ventures also has outstanding $143.8 million of 6.625% Mandatory Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM). Collectively, the VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to as the “Credit Facilities”.
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

     The Credit Facilities are described more fully below:
$275 Million Secured Revolving Credit Facility — The VCDS Revolving Loan
     Under the VCDS Revolving Loan, Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At August 4, 2007, $76.1 million was available under the VCDS Revolving Loan, direct borrowings aggregated $113.0 million and $24.9 million in letters of credit were issued and outstanding. At February 3, 2007, $66.8 million was available under the VCDS Revolving Loan, direct borrowings aggregated $105.0 million and $19.4 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is July 5, 2009.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
     Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At August 4, 2007 and February 3, 2007, $130.1 million and $136.6 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At August 4, 2007 and February 3, 2007, $19.9 million and $13.4 million, respectively, in letters of credit were issued and outstanding. The maturity date of the DSW Revolving Loan is July 5, 2010.
$0.25 Million Senior Non-Convertible Loan
     On July 5, 2005, the Company entered into an amended and restated $50.0 million senior non-convertible loan facility, held equally by Cerberus and SSC, under which Value City was the borrower and RVI and certain of its wholly-owned subsidiaries were co-guarantors. Pursuant to this Non-Convertible Loan, RVI issued to SSC and Cereberus the Conversion Warrants which are exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. The final maturity date of the Non-Convertible Loan held by each of SSC and Cerberus is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by each lender are exercised. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $15.2 million at August 4, 2007. In addition, at August 4, 2007, lease agreements have been signed for 38 new DSW and Filene’s Basement store locations to be opened over the next 18 months, with annual aggregate rent of approximately $17.1 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $9.1 million of construction allowances and tenant improvement allowances which will be used to fund future capital expenditures.
     The Company has no “off-balance sheet” arrangements as of August 4, 2007 and February 3, 2007 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
     The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended August 4, 2007.
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
     We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At August 4, 2007, direct borrowings aggregated $113.0 million and an additional $44.8 million in letters of credit were outstanding against these revolving credit facilities.
     A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the six months ended August 4, 2007, net of income taxes, would have an approximately $0.3 million impact on our financial position, liquidity and results of operations.
Derivative Instruments
     For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of August 4, 2007 and February 3, 2007, Retail Ventures did not have any derivatives designated as hedges.

Warrants
     As of August 4, 2007, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $99.4 million. The $66.1 million value ascribed to the Conversion Warrants was estimated as of August 4, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.40%; expected life of 1.9 years; expected volatility of 36.5%; and an expected dividend yield of 0.0%. The $33.3 million value ascribed to the Term Loan Warrants was estimated as of August 4, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.46%; expected life of 4.9 years; expected volatility of 54.5%; and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of RVI or Class A common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
     During the six months ended August 4, 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $40.0 million. As of August 4, 2007, the fair value liability recorded for the conversion feature was $22.8 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.4%; expected life of 4.1 years; expected volatility of 40.3%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
     The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of August 4, 2007, that such disclosure controls and procedures were effective.
     No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
     DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio. A second class action lawsuit was resolved in May 2007 after we prevailed on a motion to dismiss on all claims in the District Court for the Southern District of Ohio and, on appeal, the parties agreed to a Stipulation of Dismissal filed with the U.S. Court of Appeals for the 6th Circuit.

     There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.
     DSW estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of August 4, 2007, the balance of the associated accrual for potential exposure was $3.2 million. Subsequent to August 4, 2007, DSW paid an additional $2.7 million from the reserve, leaving a balance of $0.5 million.
     The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
Item 1A. Risk Factors.
     For the quarter ended August 4, 2007, there were no material changes to the Company’s previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Recent Sales of Unregistered Securities. Not applicable
     (b) Use of Proceeds. Not applicable
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     Retail Ventures made no purchases of its common shares during the second quarter of the 2007 fiscal year.
     Limitation on Payment of Dividends-We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2007. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Certain of the Company’s Credit Facilities restrict the payment of dividends by any borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by any borrower or guarantor up to the aggregate amount of $5.0 million less the amount of any loans or advances made to Retail Ventures by any borrower or guarantor.

Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
     Retail Ventures held its 2007 Annual Meeting of the Shareholders on June 13, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act. Holders of 43,149,420 common shares of Retail Ventures were present at the meeting, representing 91.28% of Retail Ventures’ 47,272,796 common shares issued and outstanding and entitled to vote.
Proposal No. 1
     The following persons were elected as members of Retail Ventures’ Board of Directors to serve until the annual meeting following their election or until their successors are duly elected and qualified. Each person received the number of votes for or the number of shareholder votes with authority withheld indicated below.

	Shares voted “FOR”	Shares “WITHHELD”
Henry L. Aaron	31,097,644	12,051,776
Ari Deshe	42,322,498	826,922
Jon P. Diamond	42,322,220	827,200
Elizabeth M. Eveillard	42,152,896	996,524
Lawrence J. Ring	42,152,547	996,873
Jay L. Schottenstein	42,330,759	818,661
Harvey L. Sonnenberg	42,152,097	997,323
James L. Weisman	42,154,197	995,223
Heywood Wilansky	42,321,948	827,472
Proposal No. 2
     The 2007 Retail Ventures, Inc. Cash Incentive Compensation Plan was presented and approved by the shareholders. The number of shareholder votes for, against and abstained are indicated below.

	Shares voted “FOR”	Shares voted “AGAINST”	Shares “ABSTAINED”
Cash Incentive Compensation Plan	37,926,516	172,474	51,085
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 37.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: September 13, 2007	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement of Lease, dated July 9, 2007 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation and Filene’s Basement, re: Aventura, FL Filene’s Basement store.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer