Form 10-Q
period 2007-11-03
RETAIL VENTURES INC
filed 2007-12-13
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       on-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
The number of outstanding Common Shares, without par value, as of November 30, 2007 was 48,623,430.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 3,	February 3,
	2007	2007

ASSETS
Cash and equivalents	$145,722	$160,221
Restricted cash	255	511
Short-term investments	94,700	98,650
Accounts receivable, net	15,963	16,781
Accounts receivable from related parties	1,903	3,777
Inventories	656,412	545,584
Prepaid expenses and other assets	43,375	36,686
Deferred income taxes	43,620	25,737

Total current assets	1,001,950	887,947

Property and equipment, net	317,905	279,909
Long-term investments	2,500
Goodwill	25,899	25,899
Tradenames and other intangibles, net	31,822	34,976
Deferred income taxes		26,114
Conversion feature of long-term debt	19,812
Other assets	12,989	12,372

Total assets	$1,412,877	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	November 3,	February 3,
	2007	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$304,953	$212,434
Accounts payable to related parties	5,915	4,902
Accrued expenses:
Compensation	29,064	40,886
Taxes	35,893	45,227
Other	88,293	92,894
Warrant liability	1,131	3,594
Warrant liability — related parties	49,559	212,806
Current maturities of long-term obligations	882	765

Total current liabilities	515,690	613,508

Long-term obligations, net of current maturities
Non-related parties	317,090	265,283
Related parties	250	500
Conversion feature of long-term debt		62,770
Deferred income taxes and other noncurrent liabilities	122,090	95,108

Minority interest	159,272	138,428

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,623,430 and 47,270,777, respectively	304,965	276,690
Accumulated deficit	(5,871)	(184,461)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(550)	(550)

Total shareholders’ equity	298,485	91,620

Total liabilities and shareholders’ equity	$1,412,877	$1,267,217

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net Sales	$787,841	$787,619	$2,274,648	$2,193,640
Cost of sales	(479,020)	(472,090)	(1,387,233)	(1,312,535)

Gross profit	308,821	315,529	887,415	881,105

Selling, general and administrative expenses	(301,711)	(301,939)	(875,823)	(844,256)
Change in the fair value of derivative instruments	43,497	(28,009)	85,046	(29,246)
Change in the fair value of derivative instruments — related parties	47,850	(2,565)	143,634	(81,480)
License fees and other income	3,150	2,192	8,485	5,414

Operating profit (loss)	101,607	(14,792)	248,757	(68,463)

Interest expense	(6,541)	(7,980)	(18,944)	(14,264)
Interest expense — related parties	(7)	(4,176)	(28)	(6,704)

Total interest expense	(6,548)	(12,156)	(18,972)	(20,968)
Interest income	3,030	2,194	8,787	6,171

Interest expense, net	(3,518)	(9,962)	(10,185)	(14,797)

Income (loss) before income taxes and minority interest	98,089	(24,754)	238,572	(83,260)

Provision for income taxes	(21,572)	(3,411)	(41,910)	(13,730)

Income (loss) before minority interest	76,517	(28,165)	196,662	(96,990)

Minority interest	(8,295)	(5,909)	(19,482)	(18,033)

Net income (loss)	$68,222	$(34,074)	$177,180	$(115,023)

Basic and diluted income (loss) per share:
Basic	$1.40	$(0.72)	$3.69	$(2.59)
Diluted	$1.20	$(0.72)	$3.04	$(2.59)

Shares used in per share calculations:
Basic	48,616	47,053	48,014	44,376
Diluted	56,655	47,053	58,267	44,376
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares			(Accumulated			Accumulated
		Common		Deficit)/	Deferred		Other
	Common	Shares	Common	Retained	Compensation	Treasury	Comprehensive
	Shares	in Treasury	Shares	Earnings	Expense	Shares	Loss	Total

Balance, January 28, 2006	39,865	8	$159,617	$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Net loss				(115,023)				(115,023)
Minimum pension liability, net of income tax benefit of $237							368	368

Total comprehensive loss								(114,655)
Capital transactions of subsidiary				2,032				2,032
Stock based compensation expense, before related tax effects			472					472
Exercise of stock options	320		1,925					1,925
Exercise of warrants	7,000		110,317					110,317
Excess tax benefit related to stock options exercised			1,111					1,111
Reclassification of unamortized deferred compensation			(1)		1

Balance, October 28, 2006	47,185	8	$273,441	$(149,073)	$0	$(59)	$(6,561)	$117,748

Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$0	$(59)	$(550)	$91,620

Net income				177,180				177,180
Cumulative effect of FIN 48 adoption				(641)				(641)
Capital transactions of subsidiary				2,051				2,051
Reclassification of Stock Appreciation Rights			1,934					1,934
Stock based compensation expense, before related tax effects			658					658
Exercise of stock options	19		71					71
Exercise of warrants	1,333		25,612					25,612

Balance, November 3, 2007	48,623	8	$304,965	$(5,871)	$0	$(59)	$(550)	$298,485

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	November 3,	October 28,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$177,180	$(115,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	2,730	3,677
Stock based compensation expense	2,709	3,133
Depreciation and amortization	46,532	41,071
Change in fair value of derivative instruments (($143,634) and $81,480 — related parties, respectively)	(228,680)	110,726
Deferred income taxes and other noncurrent liabilities	17,264	(12,434)
Loss on disposal of assets	141	770
Impairment of fixed assets	3,106	817
Minority interest in consolidated subsidiary	19,482	18,033
Other	1,362	799
Change in working capital, assets and liabilities:
Accounts receivable	2,692	(6,819)
Inventories	(110,828)	(152,109)
Prepaid expenses and other assets	(8,559)	(6,721)
Accounts payable	89,752	87,401
Proceeds from tenant and construction allowances	19,242	4,331
Accrued expenses	(25,712)	31,961

Net cash provided by operating activities	8,413	9,613

Cash flows from investing activities:
Restricted cash	256	(500)
Cash paid for property and equipment	(80,865)	(33,328)
Purchases of available-for-sale investments	(87,100)	(150,400)
Maturities and sales from available-for-sale investments	88,550	75,050
Purchase of intangible asset	(21)

Net cash used in investing activities	(79,180)	(109,178)

Cash flows from financing activities:
Payments of capital lease obligations	(553)	(462)
Payment on term loan	(250)	(49,500)
Net increase in revolving credit facility	51,000	22,500
Debt issuance costs		(5,964)
Excess tax benefit related to stock options exercised		1,111
Proceeds from issuance of PIES		143,750
Proceeds from exercise of warrants	6,000	31,500
Proceeds from exercise of stock options	71	1,925

Net cash provided by financing activities	56,268	144,860

Net (decrease) increase in cash and equivalents	(14,499)	45,295
Cash and equivalents, beginning of period	160,221	138,731

Cash and equivalents, end of period	$145,722	$184,026

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Value City Department Stores LLC (“Value City”) and Filene’s Basement, Inc. (“Filene’s Basement”), and its controlled subsidiary, DSW Inc. (“DSW”), are herein referred to collectively as the “Company”.

The Company operates four segments in the United States of America (“United States”). The Value City and Filene’s Basement segments operate full-line, off-price department stores. The DSW segment sells branded shoes and accessories. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments. As of November 3, 2007, there were a total of 113 Value City stores located principally in the Midwest, mid-Atlantic and southeastern United States, 250 DSW stores located throughout the United States and 36 Filene’s Basement stores located primarily in the Northeast and Midwest. DSW also supplies shoes, under supply arrangements, to 339 locations for other non-related retailers in the United States.

As of November 3, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.

Value City. Located in the Midwest, mid-Atlantic and southeastern United States and operating principally under the name Value City for approximately 90 years, this segment’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. In December 2006, we announced that we are exploring strategic alternatives for the Value City operations. These alternatives currently include a possible sale of some or all of the Value City operations or the discontinuance of its operations. RVI has retained financial and other advisors to assist in this effort to enhance shareholder value. During fiscal 2007 RVI and Value City management have aggressively pursued, and continue to aggressively pursue, transactions and strategic alternatives with potentially interested investors and other parties. We stated in December 2006 and reiterate that there can be no assurance that this process will result in any specific transaction. On October 3, 2007 Value City entered into an agreement with Burlington Coat Factory Warehouse Corporation to assign or sublease up to 24 locations such that the affected stores will close their operations on or before the end of March, 2008. Subsequent to November 3, 2007, to date RVI has been unable to consummate an additional significant transaction for this segment. To attempt to limit losses in the event that an additional significant transaction is not achieved, Value City has taken the following significant measures, among others: 1) it has significantly reduced the purchase of inventory for the 2008 spring and summer seasons and, in the absence of a change in circumstances, at this time is not placing orders for future deliveries of inventory; and 2) it has decreased its personnel through attrition, including positions responsible for buying and allocating goods, and the elimination of positions. If no additional significant transaction is achieved and Value City decides to discontinue operations, we currently believe that these measures would enable Value City to close its remaining stores in the same time frame as the closing of those stores affected by the Burlington Coat Factory transaction. To date, the Company has not determined its final strategic plan, the Board of Directors has not approved a plan nor does management have the authority to enter into a final plan. As a result the Company has accounted for the Value City segment in continuing operations in these financial statements.

DSW. Located throughout the United States, DSW stores offer a wide selection of brand name and designer dress, casual and athletic footwear for men and women, as well as accessories. During the nine months ended November 3, 2007, DSW opened 28 new stores and closed one store. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased departments in all Filene’s Basement stores. As of November 3, 2007, DSW, pursuant to supply agreements, operated 275 leased departments for Stein Mart, Inc., 63 for Gordmans, Inc. and one for Frugal Fannie’s Fashion Warehouse. Supply agreements’ results are included within the DSW segment. During the nine months ended November 3, 2007, DSW added 11 new non-affiliated leased departments and seven affiliated leased departments and ceased operations in two non-affiliated leased departments and one affiliated leased department.

Filene’s Basement. Filene’s Basement stores are located primarily in the Northeast and Midwest. Filene’s Basement focuses on providing top tier brand name merchandise at everyday low prices for men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the nine months ended November 3, 2007, Filene’s Basement opened seven stores and closed two stores.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. This segment’s results of operation are comprised of debt related expenses, income on investments and intercompany notes expenses, the latter of which is eliminated in consolidation.

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

3.	DISPOSITION OF VALUE CITY LEASES AND LEASE PROPERTIES

On October 3, 2007, Retail Ventures announced that Value City signed a definitive agreement (“the Lease Transfer Agreement”) to assign or sublease up to 24 locations (“the Leased Premises”) to Burlington Coat Factory as part of Retail Ventures’ previously announced review of strategic alternatives to generate value for shareholders. The 24 stores will continue to operate through the holiday season and will close by the end of March, 2008. Based on the agreement, the final number of stores is subject to change. Proceeds from the assignment and sublease of the stores will be used to reduce Value City’s debt. The transaction is expected to close in the first quarter of 2008.

4.	ADOPTION OF ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and in May 2007, the FASB issued FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded as an adjustment to the opening balance of retained earnings upon the initial adoption. The Company adopted FIN 48 effective February 4, 2007. The impact of the adoption of this interpretation is disclosed in Note 11.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has provided a one-year deferral for the implementation of FAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.

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

5.	STOCK BASED COMPENSATION

Retail Ventures Stock Compensation Plans

The Company has an Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) that provides for the issuance of equity awards covering up to 13,000,000 common shares, including stock options, stock appreciation rights and restricted stock, to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and non-

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
employee directors of Retail Ventures. Options granted under the plan generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

The Company has an Amended and Restated 1991 Stock Option Plan that provided for the grant of equity awards covering up to 4,000,000 common shares. Options granted under the plan are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

During the three and nine months ended November 3, 2007, the Company recorded stock based compensation expense of approximately $1.5 million and $3.8 million, respectively, which includes approximately $1.1 million and $3.1 million, respectively, of expenses recorded by DSW. During the three and nine months ended October 28, 2006, the Company recorded stock based compensation expense of approximately $1.4 million and $3.1 million, respectively, which includes approximately $1.1 million and $2.7 million, respectively, of expenses recorded by DSW. Stock based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the nine months ended November 3, 2007 (in thousands):

	Nine months ended November 3, 2007
	Stock
	Options	SARs	RSUs

Outstanding beginning of period	1,335	978	170
Granted	37	140	47
Exercised	(19)	(2)
Forfeited	(12)	(35)

Outstanding end of period	1,341	1,081	217

Exercisable end of period	1,219	224	n/a
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	November 3 ,	October 28,
	2007	2006

Assumptions Risk-free interest rate	4.6%	4.9%
Expected volatility of Retail Ventures common shares	56.7%	65.2%
Expected option term	5.0 years	4.8 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the three months ended November 3, 2007 and October 28, 2006 was $6.26 and $9.88 per share, respectively, and for the nine months ended November 3, 2007 and October 28, 2006 was $9.35 and $9.08 per share, respectively.

Stock Appreciation Rights

During the quarter ended November 3, 2007, the Compensation Committee of the Board of Directors determined to settle all future exercises of SARs granted under the 2000 Plan in the form of common shares, except as prohibited by the individual’s award agreement. As a result of this change, $1.9 million was reclassified from noncurrent liabilities to equity on the balance sheet.

Reductions of expense of $0.6 million and $4.8 million, respectively, were recorded during the three and nine months ended November 3, 2007 relating to SARs. The amount of SARs accrued in noncurrent liabilities at November 3, 2007 was $0.4 million. During the nine months ended November 3, 2007, less than $0.1 million was paid to settle exercised SARs.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

Total compensation expense costs recognized related to RSUs in the three and nine months ended November 3, 2007 were a reduction of expenses of $0.5 million and $0.8 million, respectively. The amount of RSUs accrued at November 3, 2007 was $1.4 million.

Restricted Shares

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company, with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of November 3, 2007, the Company had no outstanding restricted common shares. At February 3, 2007, the Company had outstanding approximately 500 restricted common shares which represented less than 1% of the common basic and diluted shares outstanding.
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 DSW common shares, including stock options, RSUs and director stock units, to management, key employees of DSW and affiliates, consultants (as defined in the plan) and non-employee directors of DSW. DSW stock options, RSUs and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures.

The following tables summarize the activity of DSW’s stock options and RSUs for the nine months ended November 3, 2007 (in thousands):

	Nine months ended
	November 3, 2007
	Stock
	Options	RSUs

Outstanding beginning of period	1,084	135
Granted	520	23
Exercised	(13)
Forfeited	(71)	(3)

Outstanding end of period	1,520	155

Exercisable end of period	331	n/a
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	November 3,	October 28,
	2007	2006

Assumptions
Risk-free interest rate	4.5%	4.6%
Expected volatility of DSW common shares	39.4%	40.5%
Expected option term	5.0 years	4.8 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of each option granted in the three months ended November 3, 2007 and October 28, 2006 was $11.54 and $11.76 per share, respectively, and for the nine months ended November 3, 2007 and October 28, 2006 was $17.38 and $12.93 per share, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The total aggregate intrinsic value of nonvested RSUs at November 3, 2007 was $3.3 million. As of November 3, 2007, the total compensation cost related to nonvested RSUs not yet recognized was approximately $3.7 million with a weighted average expense recognition period remaining of 1.9 years. The weighted average exercise price for all RSUs is zero.

Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the nine months ended November 3, 2007, DSW granted 9,294 director stock units and expensed $0.3 million related to these grants. As of November 3, 2007, 36,832 DSW director stock units had been issued and no DSW director stock units had been settled.
6.	INVESTMENTS

Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 189 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income.

During the nine months ended November 3, 2007, $87.1 million of cash was used to purchase available-for-sale securities while $88.6 million was generated by the sale of available-for-sale securities.

The table below details the investments classified as available-for-sale at November 3, 2007 and February 3, 2007 (in thousands):

	November 3, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1		Less than 1
	year	1 to 3 years	year	1 to 3 years
Aggregate fair value	$94,700	$2,500	$98,650	$—
Gross unrecognized holding gains
Gross unrecognized holding losses

Net carrying amount	$94,700	$2,500	$98,650	$—
7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long-term obligations consist of the following (in thousands):

	November 3,	February 3,
	2007	2007
Credit facilities:
Revolving credit facilities	$156,000	$105,000
Senior Loan Agreement — related parties	250	500
PIES	143,750	143,750
Discount on PIES	(9,220)	(10,697)

	290,780	238,553
Capital lease obligations	27,442	27,995

	318,222	266,548
Less current maturities	(882)	(765)

	$317,340	$265,783

Letters of credit outstanding:
RVI revolving credit facility	$14,757	$19,355
DSW revolving credit facility	$13,014	$13,448
Availability under revolving credit facilities:
RVI revolving credit facility	$75,909	$66,838
DSW revolving credit facility	$136,986	$136,552

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Amendment to the VCDS Revolving Loan

On October 3, 2007, the Company and certain of its wholly-owned subsidiaries, including Value City as lead borrower, entered into a Second Amendment to Amended and Restated Loan and Security Agreement (the “Second Amendment”) with National City Business Credit, Inc., as administrative agent and collateral agent, and the revolving credit lenders named therein. Under the Second Amendment, certain provisions of the VCDS Revolving Loan were modified and amended in order to permit Value City’s disposition of the Leased Premises in accordance with the terms of the Lease Transfer Agreement and to consent to VCDS’ and RVI’s execution and performance of the Lease Transfer Agreement.

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

During the three and nine months ended November 3, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $42.6 million and $82.6 million, respectively. During the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in the fair value of the conversion feature of the PIES from the date of issuance to October 28, 2006 of $28.0 million. As of November 3, 2007 and February 3, 2007, the fair value asset recorded for the conversion feature was $19.8 million and the fair value liability recorded for the conversion feature was $62.8 million, respectively.

Warrants

For the three months ended November 3, 2007 and October 28, 2006, the Company recorded a reduction of expenses of $48.7 million and a charge of $2.6 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”). For the nine months ended November 3, 2007 and October 28, 2006, the Company recorded a reduction of expenses of $146.1 million and a charge of $82.7 million, respectively, for the change in fair value of the Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”); therefore, changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the Warrants was $50.7 million and $216.4 million at November 3, 2007 and February 3, 2007, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

During the nine months ended November 3, 2007, Retail Ventures received $6.0 million in connection with the exercises by Cerberus Partners, L.P. (“Cerberus”) of its remaining Conversion Warrants for 1,333,333 of RVI’s common shares at an exercise price of $4.50 per share. In connection with this exercise, the senior loan agreement between Cerberus and Value City immediately matured in accordance with its terms. On June 11, 2007, Value City repaid the $250,000 principal amount of the loan, together with all accrued and unpaid interest thereon.

During the nine months ended October 28, 2006, Retail Ventures received $31.5 million in connection with the exercises by Cerberus of Conversion Warrants for 7,000,000 of RVI’s common shares at an exercise price of $4.50 per share. There were no exercises of the Term Loan Warrants during the three and nine months ended November 3, 2007 or the three and nine months ended October 28, 2006.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Deferred Rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent were included in the other noncurrent liabilities caption and were $40.6 million and $36.5 million at November 3, 2007 and February 3, 2007, respectively.

Tenant and Construction Allowances

The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances were $70.4 million and $57.0 million at November 3, 2007 and February 3, 2007, respectively.
8.	PENSION BENEFIT PLANS

The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, as of February 3, 2007. The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans for the three and nine months ended November 3, 2007 and October 28, 2006:

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

	(in thousands)
Service cost	$9	$11	$26	$32
Interest cost	373	362	1,116	1,087
Expected return on plan assets	(490)	(443)	(1,468)	(1,329)
Amortization of transition asset	(10)	(9)	(28)	(28)
Amortization of net loss	131	150	392	451

Net periodic benefit cost	$13	$71	$38	$213

The Company contributed the full $1.4 million estimated fiscal 2007 contribution to meet minimum funding requirements during the nine months ended November 3, 2007.
9.	EARNINGS PER SHARE

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

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

	(in thousands)
Weighted average shares outstanding	48,616	47,053	48,014	44,376
Assumed exercise of dilutive SARs	182		293
Assumed exercise of dilutive stock options	506		596
Assumed exercise of dilutive Term Loan Warrants	2,545		3,083
Assumed exercise of dilutive Conversion Warrants	4,806		6,281

Number of shares for computations of dilutive earnings per share	56,655	47,053	58,267	44,376

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The amount of securities outstanding at November 3, 2007 and October 28, 2006 that was not included in dilutive earnings per share because to do so would have been anti-dilutive for the periods presented, but could potentially dilute basic earnings per share in the future was:

	November 3,	October 28,
	2007	2006

	(in thousands)
SARs	525	1,182
Stock options	187	1,445
Term Loan Warrants		4,413
Conversion Warrants		9,667

All potentially dilutive instruments	712	16,707

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $0.6 million at both November 3, 2007 and February 3, 2007 relates to the Company’s minimum pension liability, net of income tax. For the nine months ended November 3, 2007 the comprehensive income was the same as the net income. For the nine months ended October 28, 2006, the total comprehensive loss was $114.7 million.
11.	INCOME TAXES

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets (state net operating losses and charitable contribution carry forwards) which expire in future years at various dates depending on the jurisdiction. The allowance as of November 3, 2007 and February 3, 2007 was $18.3 million and $15.6 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 17.6% for the nine-month period ended November 3, 2007 reflects the impact of the change in fair value of warrants, included in book income but not tax income, and an additional valuation allowance of $2.7 million on state net deferred tax assets.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 resulted in an unfavorable adjustment of $0.8 million to beginning retained earnings, which includes $0.1 million recorded by DSW.

As of February 4, 2007, the total amount of unrecognized tax benefits was $9.7 million. Unrecognized tax benefits of $9.6 million would affect the Company’s effective tax rate if recognized. There were no significant changes in unrecognized tax benefits in the third quarter of 2007.

The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2004 or state and local income tax examinations for fiscal years prior to 2002. The Company’s U.S. federal income tax returns for fiscal years 2003, 2004 and 2005 are no longer under examination by the IRS. However, there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

RVI is planning to amend certain federal and state tax returns within the next 12 months which will reverse a tax benefit of $5.1 million related to the deduction of deferred state taxes. The amount was reserved for in fiscal 2006.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of operations. As of November 3, 2007 and February 4, 2007, approximately $2.2 million and $2.0 million, respectively, was accrued for the payment of primarily interest as well as penalties.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below:

	Nine months ended
	November 3,	October 28,
	2007	2006

	(in thousands)
Cash paid during the period for:
Interest to non-related parties	$14,985	$7,087
Interest to related parties	$28	$7,928
Income taxes	$45,721	$28,984

Noncash activities:
Increase in accounts payable due to asset purchases	$3,780	$844
Additional paid in capital transferred from warrant liability for warrant exercises	$19,612	$78,817
Reclassification of SARs from noncurrent liabilities to equity	$1,934	$
13.	SEGMENT REPORTING

The Company is managed in four operating segments: Value City, DSW, Filene’s Basement, and Corporate. The Corporate segment includes activities that are not allocated to the other business segments.

All of the Company’s segment operations are located in the United States. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. Capital expenditures in parenthesis in the table below represent assets transferred between segments.

The tables below present segment information for the three and nine months ended November 3, 2007 and October 28, 2006 and total assets by segment as of November 3, 2007 and February 3, 2007:

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
	(in thousands)
Three months ended November 3, 2007
Net Sales	$298,447	$367,380	$122,014			$787,841
Operating (loss) profit	(19,368)	34,805	(5,177)	$91,347		101,607
Depreciation and amortization	5,607	6,277	3,023	916		15,823
Interest expense	3,369	140	1,911	3,165	$(2,037)	6,548
Interest income	397	1,673	70	2,927	(2,037)	3,030
Benefit (provision) for income taxes	8,130	(13,906)	2,577	(18,373)		(21,572)

Capital expenditures	735	30,853	5,416	(746)		36,258

As of November 3, 2007
Total assets	$397,262	$680,734	$202,606	$411,158	$(278,883)	$1,412,877

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Three months ended October 28, 2006
Net Sales	$341,205	$332,219	$114,195			$787,619
Operating (loss) profit	(11,343)	25,224	1,901	$(30,574)		(14,792)
Depreciation and amortization	6,100	4,409	2,170	635		13,314
Interest expense	8,158	145	2,887	2,809	$(1,843)	12,156
Interest income	225	1,708	11	2,093	(1,843)	2,194
Benefit (provision) for income taxes	8,290	(10,786)	(717)	(198)		(3,411)

Capital expenditures	2,068	9,309	6,205	419		18,001

As of February 3, 2007
Total assets	$438,899	$603,785	$175,287	$328,208	$(278,962)	$1,267,217

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Nine months ended November 3, 2007
Net Sales	$854,777	$1,073,095	$346,776			$2,274,648
Operating (loss) profit	(44,282)	80,349	(15,990)	$228,680		248,757
Depreciation and amortization	17,170	17,151	9,734	2,477		46,532
Interest expense	9,593	421	5,528	9,542	$(6,112)	18,972
Interest income	570	5,621	107	8,601	(6,112)	8,787
Benefit (provision) for income taxes	19,392	(32,852)	7,633	(36,083)		(41,910)

Capital expenditures	823	70,074	14,688	(762)		84,823

	Value		Filene’s		Intersegment
	City	DSW	Basement	Corporate	Eliminations	Total
			(in thousands)
Nine months ended
October 28, 2006
Net Sales	$945,994	$950,008	$297,638			$2,193,640
Operating (loss) profit	(31,038)	76,210	(2,909)	$(110,726)		(68,463)
Depreciation and amortization	18,597	14,201	6,336	1,937		41,071
Interest expense	14,573	428	5,001	4,607	$(3,641)	20,968
Interest income	2,166	5,290	22	2,334	(3,641)	6,171
Benefit (provision) for income taxes	16,485	(32,211)	2,194	(198)		(13,730)

Capital expenditures	6,839	21,798	9,783	(1,170)		37,250

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14.	COMMITMENTS AND CONTINGENCIES

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

DSW estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of November 3, 2007, the balance of the associated accrual for potential exposure was $0.5 million.

The Company is involved in various other legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in three of its four segments: Value City, DSW and Filene’s Basement. Value City is a full-line, value-price retailer carrying men’s, women’s and children’s apparel, accessories, jewelry, shoes, home fashions, electronics and seasonal items. Located in the Midwest, mid-Atlantic and southeastern United States of America (“United States”) and operating for approximately 90 years, Value City’s strategy has been to provide exceptional value by offering a broad selection of brand name merchandise at prices substantially below conventional retail prices. As of November 3, 2007, there were 113 Value City stores in operation. DSW is a leading United States specialty branded footwear retailer operating 250 shoe stores in 36 states as of November 3, 2007. DSW offers a wide selection of brand name and designer dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the Northeast and Midwest. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of November 3, 2007, there were 36 Filene’s Basement stores in operation. The Corporate segment consists of all revenue and expenses related to the corporate entities that are not allocated to the other segments.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes as of November 3, 2007.
As of November 3, 2007, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. Retail Ventures accounted for the sale of DSW as a capital transaction. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
In December 2006, we announced that we are exploring strategic alternatives for the Value City operations. These alternatives currently include a possible sale of some or all of the Value City operations or the discontinuance of its operations. RVI has retained financial and other advisors to assist in this effort to enhance shareholder value. During fiscal 2007 RVI and Value City management have aggressively pursued, and continue to aggressively pursue, transactions and strategic alternatives with potentially interested investors and other parties. We stated in December, 2006 and reiterate that there can be no assurance that this process will result in any specific transaction. For the past three fiscal years Value City has experienced cumulative operating losses and operating losses have continued through the first three quarters of fiscal 2007. Based on current circumstances, Value City expects to incur an additional operating loss in the fourth quarter of fiscal 2007.
On October 3, 2007 Value City entered into an agreement with Burlington Coat Factory Warehouse Corporation to assign or sublease up to 24 locations such that the affected stores will close their operations on or before the end of March, 2008. Subsequent to November 3, 2007, to date RVI has been unable to consummate an additional significant transaction for this segment. To attempt to limit losses in the event that an additional significant transaction is not achieved, Value City has taken the following significant measures, among others: 1) it has significantly reduced the purchase of inventory for the 2008 spring and summer seasons and, in the absence of a change in circumstances, at this time is not placing orders for future deliveries of inventory;

and 2) it has decreased its personnel through attrition, including positions responsible for buying and allocating goods, and the elimination of positions. If no additional significant transaction is achieved and Value City decides to discontinue its operations, we currently believe that these measures would enable Value City to close its remaining stores in the same time frame as the closing of those stores affected by the Burlington Coat Factory transaction. To date, the Company has not determined its final strategic plan, the Board of Directors has not approved a plan nor does management have the authority to enter into a final plan. As a result the Company has accounted for the Value City segment in continuing operations in these financial statements.
The impact on RVI of the potential termination or sale of Value City’s remaining operations cannot be predicted with any certainty, but could have a materially adverse effect on RVI’s operations, liquidity and financial position.
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
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2007 (the “2006 Annual Report”), and “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in any forward-looking statements include, but are not limited to, the following:
•	Uncertainty as to whether we will consummate a significant transaction for Value City or instead discontinue its operations, and the ability of RVI to continue to meet its obligations and continue operations in the event of a significant transaction or discontinuance of Value City operations;

•	Whether the outcome of the Value City strategic analysis will create an event of default or accelerate our obligations under the PIES or the VCDS Revolving Loan;

•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.

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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2006 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, change in fair value of derivative instruments, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, litigation and revenue recognition. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenue from merchandise sales is recognized at the point of sale, net of returns and excludes sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. The Company did not recognize income during these periods from unredeemed gift cards and merchandise credits. The Company will continue to review its historical activity and will recognize income from unredeemed gift cards and merchandise credits when deemed appropriate.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our Condensed Consolidated Balance Sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the lower of cost or market were $46.2 million and $44.4 million at November 3, 2007 and February 3, 2007, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, reduction of pricing due to customers’ value perception or perceived value (known as markdowns) and estimates of losses between physical inventory counts or shrinkage which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.
•	Investments. Short-term and long-term investments include auction rate securities and are classified as available-for-sale securities. These securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 189 days. Despite the long-term nature of their stated contractual maturities, the Company has the intent and ability to quickly liquidate these securities. As a result of the resetting variable rates, there are no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments is recorded as interest income. As of November 3, 2007, the Company held $94.7 million in short-term investments and $2.5 million in long-term investments, and at February 3, 2007, the Company held $98.7 million in short-term investments and no long–term investments.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value, based on discounted future cash flows, of the asset over its fair value. Should an impairment loss be realized, it will be included in operating expenses.
Impairment charges of $3.1 million and $0.8 million were recorded during the nine months ended November 3, 2007 and the nine months ended October 28, 2006, respectively. We believe at this time that the remaining long-lived assets’ carrying values and useful lives continue to be appropriate. To the extent these future projections or our strategies change, our conclusion regarding impairment may differ from our current estimates.
•	Store Closing Reserve. During the nine months ended November 3, 2007, the Company recorded charges associated with the closing of one DSW store and two Filene’s Basement stores, including the accruals for the severance related to the temporary shut down of the Downtown Crossing location. During the nine months ended October 28, 2006, the Company recorded charges associated with the closing of four DSW stores. The operating lease at one of the four DSW stores was terminated through the exercise of a lease kick-out option. During the first nine months of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005.
The table below sets forth the significant components and activity related to these closing reserves:

	Balance at				Balance at
	February 3,	Related			November
	2007	Charges	Payments	Adjustments	3, 2007

	(in thousands)
Lease Costs	$1,866	$455	$(1,765)	$(141)	$415
Employee severance and termination benefits		2,104	(655)		1,449
Other		772	(772)

Total	$1,866	$3,331	$(3,192)	$(141)	$1,864

	Balance at				Balance at
	January 28,	Related			October
	2006	Charges	Payments	Adjustments	28, 2006
	(in thousands)
Lease Costs	$2,130	$528	$(1,143)	$233	$1,748
Employee severance and termination benefits	277	55	(332)
Other		64			64

Total	$2,407	$647	$(1,475)	$233	$1,812
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. These estimates are based on actuarial assumptions and are subject to change based on actual results. Should the total cost of claims for health and welfare, workers’ compensation and general liability insurance exceed those anticipated, reserves recorded may not be sufficient and, to the extent actual results vary from assumptions, earnings would be impacted. For example, for workers’ compensation and liability claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at November 3, 2007 by $0.4 million. The self-insurance reserves were $17.3 million and $17.5 million at November 3, 2007 and February 3, 2007, respectively.

•	Pension. The obligations and related assets of defined benefit retirement plans are included in the Notes to the Consolidated Financial Statements in the Company’s 2006 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate, the rate of salary increases and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Salary increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At November 3, 2007, the actuarial assumptions of our plans have remained unchanged from our 2006 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At November 3, 2007, the weighted-average actuarial assumptions applied to our plans were: a discount rate of 6.0%; assumed salary increases of 3.0%; and a long-term rate of return on plan assets of 8.0%.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of November 3, 2007 and February 3, 2007 was $5.8 million and $5.0 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. For the three and nine months ended November 3, 2007, the Company recorded income related to the change in fair value of warrants of $48.7 million and $146.1 million, respectively. For the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in fair value of warrants of $2.6 million and $82.7 million, respectively. For the three and nine months ended November 3, 2007, the Company recorded income related to the change in the fair value of the conversion feature of the PIES of $42.6 million and $82.6 million, respectively. For the three and nine months ended October 28, 2006, the Company recorded a charge related to the change in the fair value of the conversion feature of the PIES of $28.0 million.
•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the nine months ended November 3, 2007, we increased the valuation allowance on state net deferred tax assets in the amount of $1.1 million as a result of an increase of net state deferred tax assets. Also, during the nine months ended November 3, 2007, we established an additional valuation allowance of $1.6 million for state net operating loss carryforwards.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Nine months ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(60.8)	(59.9)	(61.0)	(59.8)

Gross profit	39.2	40.1	39.0	40.2

Selling, general and administrative expenses	(38.3)	(38.3)	(38.5)	(38.5)
Change in the fair value of derivative instruments	5.5	(3.6)	3.7	(1.4)
Change in the fair value of derivative instruments — related parties	6.1	(0.3)	6.3	(3.7)
License fees and other income	0.4	0.2	0.4	0.3

Operating profit (loss)	12.9	(1.9)	10.9	(3.1)

Interest expense	(0.8)	(1.0)	(0.8)	(0.7)
Interest expense — related parties	0.0	(0.5)	0.0	(0.3)

Total interest expense	(0.8)	(1.5)	(0.8)	(1.0)
Interest income	0.4	0.3	0.4	0.3

Interest expense, net	(0.4)	(1.2)	(0.4)	(0.7)

Income (loss) before income taxes and minority interest	12.5	(3.1)	10.5	(3.8)
Provision for income taxes	(2.7)	(0.4)	(1.8)	(0.6)

Income (loss) before minority interest	9.8	(3.5)	8.7	(4.4)
Minority interest	(1.1)	(0.8)	(0.9)	(0.8)

Net income (loss)	8.7%	(4.3)%	7.8%	(5.2)%

THREE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2006
Net Sales. Net sales increased $0.2 million to $787.8 million from $787.6 million for the three months ended November 3, 2007 compared to the three months ended October 28, 2006. Comparable store sales decreased 7.3% and, by segment, were:

	Three months ended
	November 3, 2007	October 28, 2006

	Increase (Decrease)
Value City	(13.4)%	1.4%
DSW	(3.0)%	2.6%
Filene’s Basement	1.2%	4.5%

Total	(7.3)%	2.3%

Value City net sales were $298.4 million for the three months ended November 3, 2007, a $42.8 million decrease over the comparable period, or a 12.5% decrease. Comparable store sales decreased 13.4% over the comparable period. The decrease in comparable sales at Value City was comprised of declines in all major categories. Men’s, women’s and children’s apparel had declines of 13.5%, 14.0%, and 17.7%, respectively. Jewelry and hardlines had declines of 6.0% and 11.2%, respectively. The declines were due to a decrease of 9.9% in transactions and a 5.2% average unit retail price decrease, partially offset by an increase in the units per basket of 1.4%. The overall average retail customer basket decreased 3.9%.
DSW net sales were $367.4 million for the three months ended November 3, 2007, a $35.2 million increase over the comparable period, or a 10.6% increase. The increase in DSW sales includes a net increase of 35 DSW stores, 114 non-affiliated leased shoe departments and seven affiliated leased shoe departments. The DSW store locations opened subsequent to October 28, 2006 added $28.2 million in sales for the quarter ended November 3, 2007, while the leased shoe departments opened subsequent to October 28, 2006 added $11.7 million for the quarter ended November 3, 2007. Leased shoe department sales comprised 12.5% of DSW segment net sales in the third quarter of fiscal 2007, compared to 10.1% in the third quarter of fiscal 2006. The increase in sales was partially offset by the loss of sales from the closed stores and closed leased departments of $3.4 million.
DSW comparable store sales in the third quarter of fiscal 2007 decreased 3.0%, compared to the third quarter of fiscal 2006, due principally to a decline in customer traffic. For the third quarter of fiscal 2007, DSW comparable store sales decreased in women’s and men’s by 5.0% and 5.3%, respectively, and increased in accessories and athletic by 10.7% and 2.2%, respectively.
Filene’s Basement net sales were $122.0 million for the three months ended November 3, 2007, a $7.8 million increase over the comparable period, or a 6.8% increase. Comparable store sales increased 1.2%, over the comparable period last year. The Downtown Crossing location temporarily ceased operations in the fall of 2007 due to the extensive renovation planned for the building by the building’s new owner, and is estimated to resume operations in the spring of 2009. Filene’s Basement opened eight new stores subsequent to October 28, 2006 which had net sales of $11.7 million during the three months ended November 3, 2007. In addition, Filene’s Basement closed two stores that were operating in the previous year resulting in a decrease in net sales of $10.5 million compared to last year. The merchandise categories of men’s, accessories and jewelry had comparable store sales increases of 1.5%, 5.9% and 3.6%, respectively, while home and women’s had comparable store sales decreases of 4.2% and 1.8%, respectively.
Gross Profit. Total gross profit decreased $6.7 million from $315.5 million for the three months ended October 28, 2006 to $308.8 million for the three months ended November 3, 2007. Gross profit, as a percent of sales, decreased to 39.2% from 40.1% in the comparable period.

Gross profit, as a percent of sales by segment, was:

	Three months ended
	November 3, 2007	October 28, 2006

Value City	34.8%	37.0%
DSW	44.0%	43.7%
Filene’s Basement	35.5%	38.4%

Total	39.2%	40.1%

Value City’s gross profit decreased $22.5 million to $103.9 million in the third quarter of fiscal 2007 from $126.4 million in the third quarter of fiscal 2006, and decreased as a percent of net sales from 37.0% in the third quarter of fiscal 2006 to 34.8% in the third quarter of fiscal 2007. The decrease is due to the decline in sales and increased markdowns, partially offset by increased initial markups.
DSW gross profit increased $16.3 million to $161.6 million in the third quarter of fiscal 2007 from $145.3 million in the third quarter of fiscal 2006, and increased as a percent of net sales from 43.7% in the third quarter of fiscal 2006 to 44.0% in the third quarter of fiscal 2007. The increase as a percent of net sales was primarily due to an increase in initial markups, partially offset by an increase in markdowns.
Filene’s Basement gross profit decreased $0.4 million to $43.4 million in the third quarter of fiscal 2007 from $43.8 million in the third quarter of fiscal 2006, and decreased as a percent of net sales from 38.4% in the third quarter of fiscal 2006 to 35.5% in the third quarter of fiscal 2007. The decrease in gross margin as a percent of sales is due to an increase in markdowns, primarily on clearance merchandise sold at the Downtown Crossing location, partially offset by increased initial markups. Filene’s Basement gross profit, excluding the Downtown Crossing location, decreased as a percent of net sales from 38.8% in the third quarter of fiscal 2006 to 38.4% in the third quarter of fiscal 2007. The decrease in gross margin as a percent of sales is due to an increase in markdowns, offset by increased initial markups.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $0.2 million from $301.9 million in the third quarter of fiscal 2006 to $301.7 million for the third quarter of fiscal 2007. As a percent of sales, SG&A expense was 38.3% for both the third quarter of fiscal 2007 and the comparable quarter last year. SG&A expense, as a percent of sales by segment, was:

	Three months ended
	November 3, 2007	October 28, 2006

Value City	41.7%	40.7%
DSW	34.9%	36.3%
Filene’s Basement	41.8%	38.9%

Total	38.3%	38.3%

Value City segment SG&A expenses decreased $14.4 million and increased as a percent of sales for the three months ended November 3, 2007 compared to the three months ended October 28, 2006. The decrease in SG&A expenses was partially a result of a $6.1 million decrease in personnel expense primarily due to a decrease in the SARs expense and the elimination of positions subsequent to October 28, 2006. In addition, there was a decrease in advertising expenses of $4.9 million due to reduced marketing.
DSW segment SG&A expenses increased $7.5 million and decreased as a percent of sales for the three months ended November 3, 2007 compared to the three months ended October 28, 2006. The decrease in SG&A expenses as a percent of sales was primarily due to the decrease in bonus expense of $8.3 million primarily due to the reversal of the current year-to-date bonus accrual and a decrease in marketing expenses as compared to third quarter 2006 due to the nonrecurring expenses related to the change in the loyalty program. These decreases were partially offset by increases in home office personnel and $1.7 million related to the start-up of the e-commerce channel. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to October 28, 2006 were $11.7 million for the three months ended November 3, 2007.

Filene’s Basement segment SG&A expenses increased $6.6 million and increased as a percent of sales for the three months ended November 3, 2007 compared to the three months ended October 28, 2006. SG&A expenses, excluding pre-opening expenses, for stores opened subsequent to October 28, 2006 were $7.3 million for the three months ended November 3, 2007. Pre-opening costs decreased in Filene’s Basement by approximately $1.1 million for the three months ended November 3, 2007 compared with the three months ended October 28, 2006.
Change in Fair Value of Derivative Instruments. During the three months ended November 3, 2007 and October 28, 2006, the Company recorded non-cash income of $48.7 million and non-cash charges of $2.6 million, respectively, representing the change in fair value of the Conversion Warrants and Term Loan Warrants (together, the “Warrants”) primarily driven by the change in RVI stock price and the exercise of Conversion Warrants in June of 2007. During the three months ended November 3, 2007, non-cash income of $42.6 million was recorded related to the change in the fair value of the conversion feature of the PIES. During the three months ended October 28, 2006, a non-cash charge of $28.0 million was recorded related to the change in the fair value of the conversion feature of the PIES.
License Fees and Other Income. License fees and other income were $3.2 million and $2.2 million for the three months ended November 3, 2007 and October 28, 2006, respectively. The increase is primarily attributable to insurance proceeds of $0.8 million recorded during the three months ended November 3, 2007 and third party sales programs. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). Operating profit for the quarter ended November 3, 2007 was $101.6 million compared to an operating loss of $14.8 million for the quarter ended October 28, 2006, an improvement of $116.4 million. Operating profit as a percent of sales was 12.9% for the quarter ended November 3, 2007 and operating loss as a percent of sales was 1.9% for the quarter ended October 28, 2006.
The operating profit for the quarter ended November 3, 2007 for the Corporate segment was primarily due to non-cash income of $48.7 million which represents the change in fair value of the Warrants and $42.6 million that reflects the change in the fair value of the conversion feature of the PIES. The operating loss for the quarter ended October 28, 2006 for the Corporate segment was primarily due to the $2.6 million non-cash charge which represented the change in fair value of the Warrants. During the three months ended October 28, 2006, $28.0 million was recorded as a non-cash charge to reflect the change in the fair value of the conversion feature of PIES from the date of issuance to October 28, 2006.
Operating profit (loss) as a percent of sales for the remaining segments was:

	Three months ended
	November 3, 2007	October 28, 2006

Value City	(6.5)%	(3.3)%
DSW	9.5%	7.6%
Filene’s Basement	(4.2)%	1.7%

Total	12.9%	(1.9)%

Interest Expense. Interest expense for the quarter ended November 3, 2007 decreased $5.6 million to $6.5 million compared to the third quarter of fiscal 2006. The decrease was due primarily to a $3.9 million make-whole provision associated with the payment of $49.5 million of Non-Convertible Loans which was recorded during the three months ended October 28, 2006, partially offset by an increase of $46.9 million in average borrowings during the three months ended November 3, 2007 compared to the three months ended October 28, 2006.
Interest Income. Interest income increased $0.8 million over the same period last year due primarily to the increase in cash and investments over the same period in the prior year.
Income Taxes. The three months ended November 3, 2007 reflects a tax expense of $21.6 million or a 22.0% effective tax rate as compared to a negative 13.8% effective tax rate for the three months ended October 28, 2006. The effective tax rate of 22.0% reflects the impact of the change in fair value of the Warrants which are included for book income but not tax income, and an additional valuation allowance of $1.0 million on all state net deferred tax assets.
Minority Interest. For the third quarter of fiscal 2007, net income was offset by $8.3 million to reflect that portion of the income attributable to DSW minority shareholders.
Net Income (Loss). For the third quarter of fiscal 2007, net income increased $102.3 million from the third quarter of fiscal 2006 and represented 8.7% of net sales versus negative 4.3% of net sales, respectively. The increased net income for the third quarter of fiscal 2007 was primarily attributable to the $121.9 million increase in non-cash income from the change in fair value of the Warrants and conversion feature of the PIES compared to the three months ended October 28, 2006, partially offset by an increase in income tax expense of $18.2 million.
NINE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO NINE MONTHS ENDED OCTOBER 28, 2006
Net Sales. Net sales increased $81.0 million, or 3.7%, to $2.27 billion from $2.19 billion for the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006. Comparable store sales decreased 4.2% and, by segment, were:

	Nine months ended
	November 3, 2007	October 28, 2006

	Increase (Decrease)
Value City	(10.0)%	0.6%
DSW	(0.5)%	3.0%
Filene’s Basement	3.3%	4.8%

Total	(4.2)%	2.1%

Value City net sales were $854.8 million for the nine months ended November 3, 2007, a $91.2 million decrease over the comparable period, or a 9.6% decrease. Comparable store sales decreased 10.0% over the comparable period. The decrease in comparable sales is comprised of declines in all major categories. Men’s, women’s and children’s apparel had declines of 9.9%, 8.1% and 16.3%, respectively. Jewelry and hardlines had declines of 16.4% and 8.7%, respectively. The declines were due to a decrease of 9.2% in the number of transactions, a decrease in the units per basket of 0.1% and the average unit retail price decrease of 0.8%. The overall customer basket decreased 0.9%.
DSW net sales for the nine months ended November 3, 2007 increased by 13.0%, or $123.1 million, to $1.1 billion from $950.0 million for the nine months ended October 28, 2006. The increase in DSW net sales includes a net increase of 35 DSW stores, 114 non-affiliated leased departments and seven affiliated leased departments. The DSW store locations and leased departments opened subsequent to October 28, 2006 added $64.1 million and $36.6 million, respectively, in sales for the nine months ended November 3, 2007. Leased department sales comprised 12.6% of total net sales in the nine months ended November 3, 2007, compared to 10.2% in the nine months ended October 28, 2006. The increase in sales was partially offset by the loss of sales from the closed stores and closed leased departments of $7.7 million.
DSW comparable store sales for the nine months ended November 3, 2007 decreased 0.5% compared to the nine months ended October 28, 2006 due principally to a decline in customer traffic. For the nine months ended November 3, 2007, DSW comparable store sales decreased in women’s and men’s by 1.1% and 1.9%, respectively, and increased in both athletic and accessories by 3.8%.
Filene’s Basement net sales were $346.8 million for the nine months ended November 3, 2007, a $49.1 million increase over the comparable period, or a 16.5% increase. Comparable store sales for the nine months ended November 3, 2007 increased 3.3% and excluding the Downtown Crossing store, increased 2.5% over the comparable period last year. Filene’s Basement opened eight new stores subsequent to October 28, 2006 which had net sales of $26.5 million during the nine months ended November 3, 2007. In addition, Filene’s Basement closed two stores that were operating in the previous year resulting in a decrease in net store sales of $9.2 million compared to last year. The merchandise categories of men’s, women’s and accessories had comparable store sales increases of 5.6%, 1.0% and 9.9%, respectively, which were partially offset by the comparable store sales decrease of 0.7% in the jewelry category.

Gross Profit. Total gross profit increased $6.3 million from $881.1 million for the nine months ended October 28, 2006 to $887.4 million for the nine months ended November 3, 2007. Gross profit, as a percent of sales, decreased to 39.0% as compared to 40.2% during the comparable period last year.
Gross profit, as a percent of sales by segment, was:

	Nine months ended
	November 3, 2007	October 28, 2006

Value City	35.9%	37.7%
DSW	42.4%	43.5%
Filene’s Basement	36.3%	37.1%

Total	39.0%	40.2%

Value City’s gross profit decreased $50.5 million to $306.4 million in the nine months ended November 3, 2007 from $356.9 million for the nine months ended October 28, 2006, and decreased as a percent of net sales from 37.7% in the nine months ended October 28, 2006 to 35.9% in the nine months ended November 3, 2007. The decrease was due to the decline in sales and increased markdowns, partially offset by increased initial markups as a percent of sales.
DSW gross profit increased $41.6 million to $455.2 million in the nine months ended November 3, 2007 from $413.6 million for the nine months ended October 28, 2006, and decreased as a percent of net sales from 43.5% in the nine months ended October 28, 2006 to 42.4% in the nine months ended November 3, 2007. The gross margin for the nine months ended November 3, 2007 was negatively impacted by an increase in the markdown rate as a result of significant promotional activity in both stores and leased departments. This was partially offset by an increase in the initial markups. In the leased departments, the decrease in gross profit as a percentage of sales was the result of markdowns taken in the stores added in January 2007.
Filene’s Basement gross profit increased $15.3 million to $125.8 million for the nine months ended November 3, 2007 from $110.5 million in the nine months ended October 28, 2006, and decreased as a percent of net sales from 37.1% in the nine months ended October 28, 2006 to 36.3% in the nine months ended November 3, 2007. The decrease in gross margin as a percent of sales is primarily due to an increase in markdowns on clearance merchandise sold at the Downtown Crossing location, partially offset by increased initial markups. Filene’s Basement gross profit, excluding the Downtown Crossing location, increased as a percent of net sales from 37.9% in the nine months ended October 28, 2006 to 38.4% in the nine months ended November 3, 2007. The increase in gross margin as a percent of sales is due to an increase in initial markups partially offset by increased markdowns.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.5 million from $844.3 million in the nine months ended October 28, 2006 to $875.8 million for the nine months ended November 3, 2007. As a percent of sales, SG&A expense was 38.5% for both the nine months ended November 3, 2007 and the comparable period last year.
SG&A expense, as a percent of sales by segment, was:

	Nine months ended
	November 3, 2007	October 28, 2006

Value City	41.4%	41.4%
DSW	35.3%	35.6%
Filene’s Basement	43.0%	40.5%

Total	38.5%	38.5%

Value City segment SG&A expenses decreased $36.9 million for the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006, but did not change as a percentage of sales. The decrease in SG&A expenses was partially a result of a $23.4 million decrease in personnel expense primarily due to decreased SARs expense and the elimination of positions subsequent to October 28, 2006. Occupancy expenses decreased $4.8 million primarily due to reduced depreciation expense and building maintenance costs.

DSW segment SG&A expenses increased $40.2 million and decreased as a percent of sales for the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006. DSW SG&A expenses, excluding pre-opening costs, for DSW stores and leased shoe departments opened subsequent to October 28, 2006 were $27.8 million for the nine months ended November 3, 2007. The decrease in SG&A expenses as a percent of sales was primarily due to the decrease in bonus expense of $8.7 million primarily due to the reversal of the current year-to-date bonus accrual and a decrease in marketing expenses as compared to the nine months ended October 28, 2006 due to nonrecurring expenses related to the change in the loyalty program. This was partially offset by increases in home office personnel related expenses and $4.0 million of expenses related to the start-up of the e-commerce channel.
Filene’s Basement SG&A expenses increased $28.5 million and increased as a percent of sales for the nine months ended November 3, 2007 compared to the nine months ended October 28, 2006. SG&A expenses, excluding pre-opening expenses, for stores that opened subsequent to October 28, 2006 and stores that were open for a partial year as of October 28, 2006, increased $22.2 million for the nine months ended November 3, 2007. Pre-opening costs increased in Filene’s Basement by approximately $1.0 million during the nine months ended November 3, 2007 compared with the nine months ended October 28, 2006. The Downtown Crossing store’s SG&A expenses increased $2.4 million primarily due to additional depreciation and severance expense recorded due to the temporary store closing.
Change in Fair Value of Derivative Instruments. During the nine months ended November 3, 2007 and October 28, 2006, the Company recorded non-cash income of $146.1 million and a non-cash charge of $82.7 million, respectively, representing the change in fair value of the Warrants primarily driven by the change in RVI stock price and the exercise of Conversion Warrants in June of 2007. During the nine months ended November 3, 2007, non-cash income of $82.6 million was recorded related to the change in the fair value of the conversion feature of the PIES. During the nine months ended October 28, 2006, a non-cash charge of $28.0 million was recorded related to the change in the fair value of the conversion feature of PIES from the date of issuance to October 28, 2006.
License Fees and Other Income. License fees and other income were $8.5 million and $5.4 million for the nine months ended November 3, 2007 and October 28, 2006, respectively. The increase was primarily attributable to insurance proceeds recorded during the nine months ended November 3, 2007 of $0.9 million and third party sales programs. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). Operating profit for the nine months ended November 3, 2007 was $248.8 million compared to an operating loss of $68.5 million for the nine months ended October 28, 2006, an improvement of $317.3 million. Operating profit as a percent of sales was 10.9% for the nine months ended November 3, 2007 and operating loss as a percent of sales was 3.1% for the nine months ended October 28, 2006.
The operating profit for the nine months ended November 3, 2007 for the Corporate segment was primarily due to non-cash income of $228.7 million from the change in the fair value of the conversion feature of the Warrants and the conversion feature of the PIES. The operating loss for the nine months ended October 28, 2006 for the Corporate segment was primarily due to the $82.7 million non-cash charge which represented the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the nine months ended October 28, 2006, $28.0 million was recorded as a non-cash charge for the fair value of the conversion feature of PIES from the date of issuance to October 28, 2006.
Operating profit (loss) as a percent of sales by the remaining segments were:

	Nine months ended
	November 3, 2007	October 28, 2006

Value City	(5.2)%	(3.3)%
DSW	7.5%	8.0%
Filene’s Basement	(4.6)%	(1.0)%

Total	10.9%	(3.1)%

Interest Expense. Interest expense for the nine months ended November 3, 2007 decreased $2.0 million to $19.0 million compared to the nine months ended October 28, 2006. The decrease was due primarily to a $3.9 million make-whole provision associated with the payment of $49.5 million of Non-Convertible Loans which was recorded during the three months ended October 28, 2006 and a decrease in our weighted average borrowing rate of 0.6%. The decreases were partially offset by an increase of $77.7 million in average borrowings due to the issuance of the PIES during August 2006.
Interest Income. Interest income increased $2.6 million over the same period last year due primarily to the increase in short-term investments over the same period in the prior year.
Income Taxes. The nine months ended November 3, 2007 reflects a tax expense of $41.9 million or a 17.6% effective tax rate as compared to a negative 16.5% effective tax rate for the nine months ended October 28, 2006. The effective tax rate of 17.6% reflects the impact of the change in fair value of the Warrants which are included for book income but not tax income, and an additional valuation allowance of $2.7 million on all state net deferred tax assets.
Minority Interest. For the nine months ended November 3, 2007, net income was offset by $19.5 million to reflect that portion of the income attributable to DSW minority shareholders.
Net Income (Loss). For the nine months ended November 3, 2007, net income increased $292.2 million from the nine months ended October 28, 2006 and represented 7.8% of net sales versus negative 5.2% of net sales, respectively. The increased net income for the nine months ended November 3, 2007 was primarily attributable to the $228.7 million non-cash income from the change in fair value of the Warrants and conversion feature of the PIES. The net loss for the nine months ended October 28, 2006 was primarily attributable to the $82.7 million non-cash charge for the change in fair value of the Warrants and $28.0 million non-cash change in the fair value of the conversion feature of the PIES recorded during the nine months ended October 28, 2006.
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
LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended November 3, 2007, Retail Ventures issued 1,333,333 of its common shares at an exercise price of $4.50 per share to Cerberus Partners, L.P. (“Cerberus”) in connection with the exercise by Cerberus of its remaining Conversion Warrants. In connection with this exercise, Retail Ventures received approximately $6.0 million. During the nine months ended October 28, 2006, Retail Ventures issued 7,000,000 of its common shares at an exercise price of $4.50 per share to Cerberus in connection with the exercises by Cerberus of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $31.5 million during the nine months ended October 28, 2006.
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
Net working capital was $486.3 million and $274.4 million at November 3, 2007 and February 3, 2007, respectively. The increase in net working capital was primarily due to the increased inventory levels, deferred income taxes and decrease in warrant liability, partially offset by an increase in accounts payable. Current ratios at those dates were 1.94 and 1.45, respectively.
Net cash provided by operating activities was $8.4 million for the nine months ended November 3, 2007 as compared to $9.6 million provided by operating activities for the nine months ended October 28, 2006. The net cash provided by operating activities for the nine months ended November 3, 2007 was primarily due to a decrease in accounts payable, proceeds from tenant and construction allowances and net income for the period, after adjusting for the non-cash depreciation expense and the change in the fair value of derivative instruments.
During the nine months ended November 3, 2007, the Company had capital expenditures of $84.8 million, of which $80.9 million was paid during the period. Of this amount, the Company incurred $37.1 million for new stores, $8.0 million for improvements in existing stores, $14.6 million related to DSW’s corporate office expansion, $14.2 million related to DSW’s start-up of an e-commerce channel and $10.9 million for information technology equipment upgrades and new systems, excluding the e-commerce channel.
DSW plans to open at least 35 new stores during fiscal 2007 and at least 30 new stores in each of the next three fiscal years. DSW expects to spend approximately $100 million for capital expenditures in fiscal 2007. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, accelerate store growth and the start-up of an e-commerce channel.
Filene’s Basement opened seven new stores during the nine months ended November 3, 2007. Filene’s Basement expects to spend $17.7 million for capital expenditures during fiscal 2007, including costs to improve its existing distribution facility.
Retail Ventures maintains three separate credit facilities, each of which was outstanding as of November 3, 2007: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-borrowers or co-guarantors; (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors; and (iii) an amended and restated $0.25 million senior non-convertible loan facility, which is held by Schottenstein Stores Corporation (“SSC”) (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain subsidiaries of Retail Ventures (other than DSW and DSWSW) are co-guarantors. Retail Ventures also has outstanding $143.8 million of 6.625% Mandatory Exchangeable Notes due September 15, 2011, or PIES (Premium Income Exchangeable SecuritiesSM). Collectively, the VCDS Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to herein as the “Credit Facilities.”
The Company is not subject to any financial covenants; however, certain of the Credit Facilities contain numerous non-financial covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, insolvency, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.
The Credit Facilities are described more fully below:
$275 Million Secured Revolving Credit Facility – The VCDS Revolving Loan
Under the VCDS Revolving Loan, VCDS is named as lead borrower and Filene’s Basement, Retail Ventures Jewelry, Inc. and certain of Value City’s wholly-owned subsidiaries are named as co-borrowers. The VCDS Revolving Loan is guaranteed by Retail Ventures and certain of its subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the VCDS Revolving Loan. The VCDS Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the VCDS Revolving Loan are secured by a lien on substantially all of the personal property of Retail Ventures and its wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At November 3, 2007, $75.9 million was available under the VCDS Revolving Loan, direct borrowings aggregated $156.0 million and $14.8 million in letters of credit were issued and outstanding. At February 3, 2007, $66.8 million was available under the VCDS Revolving Loan, direct borrowings aggregated $105.0 million and $19.4 million in letters of credit were issued and outstanding. The maturity date of the VCDS Revolving Loan is July 5, 2009.

$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At November 3, 2007 and February 3, 2007, $137.0 million and $136.6 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At November 3, 2007 and February 3, 2007, $13.0 million and $13.4 million, respectively, in letters of credit were issued and outstanding. The maturity date of the DSW Revolving Loan is July 5, 2010.
In determining possible sources of cash, Retail Ventures may only obtain distributions or loans from its subsidiaries to the extent permitted by the DSW Revolving Loan and the VCDS Revolving Loan and subject to applicable law. The DSW Revolving Loan prohibits DSW from paying dividends and/or loaning money to Retail Ventures in an aggregate amount in excess of $5.0 million. The VCDS Revolving Loan contains the same prohibition with the aggregate $5.0 million limit applicable to all borrowers and guarantors combined, with the exception of an additional $4.0 million per fiscal year available for dividend or loan purposes to the extent necessary to pay interest, fees and other charges, but not principal, on the PIES.
$0.25 Million Senior Non-Convertible Loan
On July 5, 2005, the Company entered into an amended and restated $50.0 million senior non-convertible loan facility, held equally by Cerberus and SSC, under which Value City was the borrower and RVI and certain of its wholly-owned subsidiaries were co-guarantors. Pursuant to this Non-Convertible Loan, RVI issued to SSC and Cereberus the Conversion Warrants which are exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised.
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
The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006 or, if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A

Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.
Liquidity and Capital Resources Considerations Relating to the Value City Operations
In December 2006, we announced that we are exploring strategic alternatives for the Value City operations. These alternatives currently include a possible sale of some or all of the Value City operations or the discontinuance of its operations. RVI has retained financial and other advisors to assist in this effort to enhance shareholder value. During fiscal 2007 RVI and Value City management have aggressively pursued, and continue to aggressively pursue, transactions and strategic alternatives with potentially interested investors and other parties. We stated in December 2006, and reiterate in this report, that there can be no assurance that this process will result in any specific transaction. On October 3, 2007 Value City entered into an agreement with Burlington Coat Factory Warehouse Corporation to assign or sublease up to 24 locations such that the affected stores will close their operations on or before the end of March, 2008. Subsequent to November 3, 2007, to date, RVI has been unable to consummate an additional significant transaction for this segment. To attempt to limit losses in the event that an additional significant transaction is not achieved, Value City has taken the following significant measures, among others: 1) it has significantly reduced the purchase of inventory for the 2008 spring and summer seasons and, in the absence of a change in circumstances, at this time is not placing orders for future deliveries of inventory; and 2) it has decreased its personnel through attrition, including positions responsible for buying and allocating goods, and the elimination of positions. If no additional significant transaction is achieved and Value City decides to discontinue operations, we currently believe that these measures would enable Value City to close all of the Value City stores in the same time frame as the closing of those stores affected by the Burlington Coat Factory transaction. To date, the Company has not determined its final strategic plan, the Board of Directors has not approved a plan nor does management have the authority to enter into a final plan. As a result the Company has accounted for the Value City operations in continuing operations in these financial statements. The impact on RVI of the potential termination or sale of Value City’s operations cannot be predicted with any certainty, but could have a materially adverse effect on RVI’s operations, liquidity and financial position.
The implementation of any strategic alternative for the Value City business operations will require the prior consent of lenders under the Credit Facilities. The lenders are not required to provide consent, and there are no assurances that the lenders will consent to any strategies which may be proposed.
In addition to the typical bankruptcy and insolvency events of default in the VCDS Revolving Loan, an event of default would also occur (absent consent of waiver from the lenders) if there is any act by Retail Ventures or Value City which is determined to be the initiation of a substantial liquidation of Value City.
Upon the occurrence of any event of default, or if an event of default has not occurred but average excess availability under the VCDS Revolving Loan is less than $45.0 million for a period of five consecutive business days, all amounts owed thereunder may be accelerated by the lenders and the lenders may seize control of all cash of the co-borrowers and co-guarantors, and apply the same to the VCDS Revolving Loan on a daily basis. The lenders will also be entitled to exercise all other remedies provided for in the VCDS Revolving Loan.
Value City historically financed its operations principally through operating cash flow, working capital, credit facilities and the issuance of debt. For the past three fiscal years Value City has experienced cumulative operating losses and operating losses have continued through the first three quarters of fiscal 2007. Based on current circumstances, Value City contemplates incurring an additional operating loss in the fourth quarter of fiscal 2007. These operating losses have reduced working capital levels and increased the need for Value City to incur borrowings under the VCDS Revolving Loan, which RVI guarantees.
The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Value City not continue as a going concern.
Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may be responsible for certain liabilities of Value City in addition to amounts owed under the VCDS Revolving Loan, including, but not limited to:

amounts owed under certain guarantees with various financing institutions; amounts owed under guarantees of Value City’s operations regarding equipment leases; amounts owed under certain employee benefit plans; and amounts owed by RVS under certain service agreements through which Value City obtains general services or information technology equipment or licenses
As of November 3, 2007, it is not possible to estimate the amounts that Retail Ventures might be obligated to pay for liabilities of Value City, but it may be a substantial and material amount. If Value City does not continue as a going concern and Value City is unable to pay its obligations with respect to the foregoing indebtedness guaranteed by Retail Ventures or RVS, all of these guarantees may become immediately due and payable by Retail Ventures or RVS, as applicable, which would have a material adverse effect on RVI.
Additionally, as of November 3, 2007, Value City owed Retail Ventures and other RVI affiliates, a total of $60.9 million, $34.5 million in the form of an intercompany note and related interest relating to a loan by Retail Ventures to Value City from a portion of the proceeds received from the issuance of the PIES, and $26.4 million in ordinary course payables owed with respect to intercompany services and advances. Value City is also jointly and severally liable for an additional amount owed by Filene’s Basement as part of the same intercompany note. This intercompany note cannot be prepaid without the prior written consent of the lenders under the VCDS revolving loan. If Value City does not continue as a going concern and is unable to repay these amounts to Retail Ventures, or other RVI affiliates, this would have an adverse impact on Retail Ventures’ cash flow, and could restrict its ability to pay its obligations, including its ability to pay in cash principal and interest payments due under the PIES and the guarantees described above.
Contractual Obligations and Off-Balance Sheet Arrangements
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $11.8 million at November 3, 2007. In addition, at November 3, 2007, lease agreements had been signed for 34 new DSW and Filene’s Basement store locations to be opened over the next 18 months, with annual aggregate rent of approximately $12.5 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $12.6 million of construction allowances and tenant improvement allowances which will be used to fund future capital expenditures.
The Company had no “off-balance sheet” arrangements as of November 3, 2007 and February 3, 2007 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of our fiscal year. See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the nine months ended November 3, 2007.
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
We are exposed to interest rate risk primarily through our borrowings under the VCDS Revolving Loan and the DSW Revolving Loan. At November 3, 2007, direct borrowings aggregated $156.0 million and an additional $27.8 million in letters of credit were outstanding against these revolving credit facilities.

A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the nine months ended November 3, 2007, net of income taxes, would have an approximately $0.5 million impact on our financial position, liquidity and results of operations.
Derivative Instruments
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of November 3, 2007 and February 3, 2007, Retail Ventures did not have any derivatives designated as hedges.
Warrants
As of November 3, 2007, the aggregate fair value liability recorded relating to the Warrants was $50.7 million. The $31.8 million value ascribed to the Conversion Warrants was estimated as of November 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 3.75%; expected life of 1.63 years; expected volatility of 37.07%; and an expected dividend yield of 0.0%. The $18.9 million value ascribed to the Term Loan Warrants was estimated as of November 3, 2007 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.01%; expected life of 4.63 years; expected volatility of 54.53%; and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of RVI or Class A common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the nine months ended November 3, 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $82.6 million. As of November 3, 2007, the fair value asset recorded for the conversion feature was $19.8 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.02%; expected life of 3.88 years; expected volatility of 40.90%; and an expected dividend yield of 0.0%. The fair value of the conversion feature of the PIES at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of November 3, 2007, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the DSW customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
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
DSW estimated that the potential exposure for losses related to this theft including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of November 3, 2007, the balance of the associated accrual for potential exposure was $0.5 million.
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
Item 1A. Risk Factors.
For the quarter ended November 3, 2007, there were no material changes to the Company’s previously disclosed risk factors except as disclosed below.
We are continuing to explore strategic alternatives for our Value City operations, including the possible sale of some or all of the remaining Value City operations or the discontinuance of its operations, which could disrupt our business and may have a materially adverse effect on our future financial performance, liquidity and financial position.
In December 2006, we announced that we are exploring strategic alternatives for the Value City operations. These alternatives currently include a possible sale of some or all of the Value City operations or the discontinuance of its operations. RVI has retained financial and other advisors to assist in this effort to enhance shareholder value. During fiscal 2007 RVI and Value City management have aggressively pursued, and continue to aggressively pursue, transactions and strategic alternatives with potentially interested investors and other parties. We stated in December, 2006 and reiterate that there can be no assurance that this process will result in any specific transaction. On October 3, 2007 Value City entered into an agreement with Burlington

Coat Factory Warehouse Corporation to assign or sublease up to 24 locations such that the affected stores will close their operations on or before the end of March, 2008. Subsequent to the nine months ended November 3, 2007, to date RVI has been unable to consummate an additional significant transaction for this segment. To attempt to limit losses in the event that an additional significant transaction is not achieved, Value City has taken the following significant measures, among others: 1) it has significantly reduced the purchase of inventory for the 2008 spring and summer seasons and, in the absence of a change in circumstances, at this time is not placing orders for future deliveries of inventory; and 2) it has decreased its personnel through attrition, including positions responsible for buying and allocating goods, and the elimination of positions. If no additional significant transaction is achieved and Value City decides to discontinue operations, we currently believe that these measures would enable Value City to close its remaining stores in the same time frame as the closing of those stores affected by the Burlington Coat Factory transaction. To date, the Company has not determined its final strategic plan, the Board of Directors has not approved a plan nor does management have the authority to enter into a final plan. As a result the Company has accounted for the Value City operations in continuing operations in these financial statements.
With any strategic alternative, including the possible sale or discontinuance of the Value City operations, there are risks that future operating results could be unfavorably impacted if business disruptions occur as a result of implementing the strategic alternative or activities related to the strategic alternative. There is no assurance that any strategic alternative or possible sale of Value City will be consummated, or that any strategic alternative or possible sale of Value City will be at a price or on terms that are favorable to the Company. The impact on RVI of the potential termination of Value City’s operations cannot be predicted with any certainty, but it could have a materially adverse effect on RVI’s operations, liquidity and financial position.
This risk factor updates and replaces the first two risk factors in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Terms of the VCDS Revolving Loan provide that an Event of Default would occur if prior consent of the lenders is not obtained in order to proceed with any of the strategic alternatives that would involve the possible sale or liquidation  of the Value City business. There are no assurances that the requisite lender consent will be given, or that the VCDS Revolving Loan will not be declared in default as a result of actions taken in furtherance of any strategic alternative involving a sale or the liquidation of  the Value City operations.
The VCDS Revolving Loan provides that an Event of Default would occur if prior consent of the lenders is not obtained in order to proceed with any of the strategic alternatives that would involve  a possible sale or liquidation of the Value City business.  The lenders are under no obligation to grant their consent, and there are no assurances that this consent will be given.  If the lenders do not consent to the implementation of any of the strategic alternatives  which we may propose, a default will occur under the VCDS Revolving Loan, which could result in all amounts then outstanding becoming immediately due and payable.  A default under the VCDS Revolving Loan could also occur if the lenders make the determination that Retail Ventures or Value City has taken, or proceeds to take, any act to initiate a program of substantial liquidation.
In the event that we or certain of our subsidiaries, including Value City, commence any proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, we may suffer material adverse effects on our business as a result of the acceleration of our obligations under the PIES.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. For example, if a significant subsidiary commences a proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, our obligations under the PIES will automatically accelerate. In such event, in addition to the PIES becoming due for exchange, the accrued and unpaid coupons and yield maintenance premium would also be due and payable in cash or, at our election, additional DSW Class A Common Shares. The number of DSW Class A Common Shares deliverable to holders, in respect of the principal amount of the PIES and, if we were to so elect, the accrued and unpaid coupons and yield maintenance premium, would be calculated based on the then-current market prices of the DSW Class A Common Shares. At the market price of DSW Class A Common Shares as of the date hereof, the maximum number of DSW Class A Common Shares deliverable under the indenture in exchange for PIES would be deliverable. Upon any acceleration of our obligations under the PIES, we would lose the opportunity to benefit from any appreciation in the value of such shares, both as any such appreciation may have benefited the Company under the formula for calculation of the PIES exchange ratio and otherwise.

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
If the Value City subsidiary is sold or we discontinue the operations of Value City, our reliance on our remaining subsidiaries to make payments on our indebtedness and meet our obligations may increase. For example, Filene’s Basement and DSW will have to absorb certain costs currently paid by Value City. DSW, Filene’s Basement and Value City receive shared services from RVI, and DSW provides services to RVI and its subsidiaries. The costs associated with many of these shared services are allocated among the entities based upon the percent of an entity’s sales compared to total sales, or, in some cases, a usage based charge. In the event that Value City significantly reduces or ceases operations, its allocation percentage of shared expenses would decrease, which would increase DSW’s and Filene’s Basement allocation percentage of future shared service expenses. Additionally, in the event that Value City significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to RVI relating to Value City’s utilization of information technology and shoe processing services. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on the financial position of the remaining entities.
If the Company decides to discontinue Value City’s operations, RVI and Value City may become subject to various risks associated with any insolvency or bankruptcy proceedings.
If the Company decides to discontinue Value City’s operations, RVI and Value City may become subject to risks associated with any possible Value City’s insolvency or bankruptcy filing, including risks and uncertainties inherent in such proceedings and the inability to predict the precise effect of any reorganization and/or liquidation process on Value City’s business and creditors or on RVI and its results of operation and financial condition. In the event of a Value City bankruptcy filing, Value City may not be able to develop, prosecute, confirm and consummate a plan of reorganization or liquidation on a timely basis or at all, and creditors or other parties in interest may seek and obtain bankruptcy court approval to terminate or shorten the exclusivity period for Value City to propose and confirm a plan of reorganization or liquidation, to request the appointment of a Chapter 11 trustee, or to convert any Value City bankruptcy case to a Chapter 7 liquidation, any of which could prolong the bankruptcy proceeding. Such actions could also increase the costs and expenses incurred in connection with any bankruptcy proceeding. Additionally, creditors of Value City may seek to assert claims against RVI and its subsidiaries other than Value City, whether or not such claims currently exist or have any merit. If such claims were successful, RVI would have to obtain funding sources to the extent cash on hand, lending facilities or cash generated from operations were insufficient to satisfy those obligations. RVI may also be required to record impairment charges or write-offs as a result of any bankruptcy proceeding and to incur expenses and liabilities associated with any bankruptcy proceeding. Additionally, any Value City bankruptcy and the publicity surrounding its filing could adversely affect the businesses and relationships with employees, customers and suppliers of RVI and its subsidiaries other than Value City. All of the foregoing circumstances or events could have a material adverse impact on RVI’s financial condition and results of operations.
We will require strong cash flows from our operations to support capital requirements, operations and debt repayment.
In order to fully implement our expansion strategy, we will require strong cash flows from operations to support our capital requirements, our general operating activities and to fund debt repayment and the availability of financing sources. Our inability to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.
We may be unable to quickly monetize our investment in DSW shares.
As of November 3, 2007, Retail Ventures owned DSW Class B Common Shares representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. DSW Class A Common Shares are listed on the New York Stock Exchange under the symbol “DSW.” DSW Class B Common Shares may be exchanged into DSW Class A Common Shares at Retail Ventures’ option. Absent registration, DSW Common Shares held by Retail Ventures are deemed to be restricted stock, which would limit our ability to liquidate any of such shares if we chose to do so.

Pursuant to the terms of the Master Separation Agreement dated July 5, 2005 by and between Retail Ventures and DSW, DSW agreed to effect up to one demand registration per calendar year of DSW Class A Common Shares or DSW Class B Common Shares held by Retail Ventures. Our ability to liquidate DSW Common Shares on an expedited basis may be restricted due to the lead time required to register such shares with the Securities and Exchange Commission.
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
DSW and Retail Ventures contacted and continue to cooperate with law enforcement and other authorities with regard to this matter. The Company is involved in a putative class action lawsuit, which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of November 3, 2007, the balance of the associated accrual for potential exposure was $0.5 million.
The temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store could lead to reduced sales when that location resumes operations.
The Downtown Crossing Boston Filene’s Basement is the original, landmark Filene’s Basement store. The Downtown Crossing store generated 12.9% and 15.1% of Filene’s Basement segment sales during fiscal 2006 and 2005, respectively. Filene’s Basement temporarily ceased operations at the Downtown Crossing location in of the fall of 2007 due to the complex redevelopment of the building housing the original store. Filene’s Basement is estimated to resume operations in the basement of the new development in the spring of 2009. The approximately 18-month temporary cessation of business in this Downtown Crossing store could result, upon its reopening, in reduced customer traffic and sales at this location.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Retail Ventures made no purchases of its common shares during the third quarter of the 2007 fiscal year.
Limitation on Payment of Dividends — We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2007. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Certain of the Company’s Credit Facilities restrict the payment of dividends by any borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by any borrower or guarantor up to the aggregate amount of $5.0 million less the amount of any loans or advances made to Retail Ventures by any borrower or guarantor. Further, additional dividends and loans up to $4.0 million in any fiscal year may be made to Retail Ventures by any borrower or guarantor for the sole purposes of paying interest, fees or other charges, but not principal, on the PIES, to the extent that loan payments made to Retail Ventures by Value City and Filene’s Basement on account of certain intercompany indebtedness are not sufficient to allow Retail Ventures to make such required payments with respect to the PIES.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 42.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: December 13, 2007	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement to Acquire Leases and Lease Properties, dated October 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 4, 2007).

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 3, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s form 8-K filed on October 4, 2007).

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer