Form 10-K
period 2008-02-02
RETAIL VENTURES INC
filed 2008-04-25
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 2, 2008
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting common equity held by non-affiliates of the registrant computed by reference to the price at which such voting common equity was last sold, as of August 4, 2007, was $354,764,968.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 48,635,629 Common Shares were outstanding at March 31, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s fiscal 2007 Proxy Statement, which will be filed no later than 120 days after February 2, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
As used in this Annual Report on Form 10-K (“Annual Report on Form 10-K” or “Form 10-K”) and except as the context otherwise may require, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Filene’s Basement, Inc. (“Filene’s Basement”), and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are herein referred to collectively as the “Company.” Value City Department Stores LLC (“Value City”) was a wholly-owned subsidiary through January 22, 2008.
This Annual Report on Form 10-K contains trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to, and does not, imply a relationship with the trademark, tradename or trade dress owner.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening new stores and operating stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	impact of the disposition of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;

•	the risk of Value City deciding to discontinue operations or otherwise not pay its creditors;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	DSW’s success in the development and launch of a DSW e-commerce business;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity risks related to our investments;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
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

ITEM 1. BUSINESS.
History of Our Business
The first Value City department store was opened in Columbus, Ohio in 1917. Until the initial public offering of Value City Department Stores, Inc. on June 18, 1991, Value City department stores operated as a division of Schottenstein Stores Corporation (“SSC”).
On October 8, 2003, the Company reorganized its corporate structure into a holding company form whereby Retail Ventures, an Ohio corporation, became the successor issuer to Value City Department Stores, Inc. As a result of the reorganization, Value City Department Stores, Inc. became a wholly-owned subsidiary of Retail Ventures. In connection with the reorganization, holders of common shares of Value City Department Stores, Inc. became holders of an identical number of common shares of Retail Ventures. The reorganization was effected by a merger which was previously approved by Value City Department Stores, Inc.’s shareholders. Since October 2003, Retail Ventures’ Common Shares have been listed for trading under the ticker symbol “RVI” on the New York Stock Exchange.
As of February 2, 2008, SSC owned approximately 39.5% of the outstanding RVI Common Shares and beneficially owned approximately 50.2% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants, (ii) 1,731,460 RVI Common Shares issuable upon the exercise of term loan warrants and (iii) 342,709 RVI Common Shares issuable upon exercise of term loan warrants) of the outstanding RVI common shares. In addition to SSC’s ownership of our common shares, we also have a number of ongoing related party agreements and arrangements with SSC, which are more fully described in Item 13 of this Annual Report on Form 10-K beginning on page 49.
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of February 2, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement, a tax separation agreement and subsequently an IT transfer agreement. Retail Ventures’ current intent is to continue to hold its DSW Class B Common Shares, except to the extent necessary to satisfy obligations under warrants it has granted to SSC, Cerberus Partners, L.P. (“Cerberus”) and Millennium Partners L.P. (“Millennium”) and under its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or Premium Income Exchangeable SecuritiesSM (“PIES”). Retail Ventures is subject to contractual obligations (a) with its warrantholders to retain enough DSW common shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A common shares and (b) with the holders of its PIES to retain ownership of a number of DSW Class B common shares (which are exchangeable by Retail Ventures for DSW Class A common shares) equal to the maximum number of Class A common shares deliverable by Retail Ventures upon exchange of the PIES.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.

General
We operate our business in the three segments described below:
DSW. DSW is a leading U.S. specialty branded footwear retailer operating 259 shoe stores in 37 states as of February 2, 2008. Its stores offer a wide selection of better-branded dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of its customers by offering them a vast, exciting selection of in-season styles and brands combined with the convenience and value they desire. The stores average approximately 24,000 square feet and hold approximately 30,000 pairs of shoes. DSW believes this combination of selection, convenience and value differentiates it from its competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, DSW operates leased shoe departments for three non-related retailers in a combined 342 stores and in 36 stores for RVI’s wholly-owned subsidiary Filene’s Basement.
Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the Northeast and Midwest United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement focuses on serving the customer with discriminating fashion taste who appreciates an excellent value. These stores have a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides™,” Filene’s Basement believes that it is also distinctive in its offering of great fashion, high quality and affordable prices. As of February 2, 2008, there were 36 Filene’s Basement stores in operation.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and interest on intercompany notes, the latter of which is eliminated in consolidation.
See Note 13 of Notes to Consolidated Financial Statements beginning on page F-31 of this Annual Report on Form 10-K for detailed financial information regarding our three operating segments.
.
DSW
DSW’s goal is to continue to strengthen its position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding its store base, driving sales through enhanced merchandising and investment in its infrastructure.
DSW operates leased departments for three non-affiliated retailers and one affiliated retailer. DSW entered into supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., Gordmans, Inc., and Frugal Fannie’s Fashion Warehouse stores as of July 2002, June 2004 and September 2003, respectively. DSW has operated leased shoe departments for Filene’s Basement since its acquisition by Retail Ventures in March 2000. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in the covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of February 2, 2008, DSW supplied merchandise to 278 Stein Mart stores, 63 Gordmans stores, one Frugal Fannie’s store and 36 Filene’s Basement stores. Beginning in fiscal 2006, DSW’s leased shoe department segment has been supported by a store field operations group, a merchandising group and a planning and allocation group (except for Filene’s Basement) that are separate from the DSW stores group.
Merchandising
Selection. DSW’s goal is to excite its customers with a “sea of shoes” that fulfill a broad range of style and fashion needs. DSW stores sell a large selection of better-branded merchandise. It purchases directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 30,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores.
DSW separates its merchandise into four primary categories — women’s dress and casual footwear; men’s dress and casual footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, also offered is a complementary assortment of handbags, hosiery and other accessories.

Value. Through the DSW buying organization, DSW is able to provide its customers with high-quality, in-season fashions at prices that it believes are competitive with the typical sale price found at specialty retailers and department stores. DSW generally employs a consistent pricing strategy that typically provides its customers with the same price on its merchandise from the day it is received until it goes into DSW’s planned clearance rotation. The DSW pricing strategy differentiates DSW from competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event.
In order to provide additional value to its customers, DSW maintains a customer loyalty program for the DSW stores in which program members receive a future discount on qualifying purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed in six months.
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
During the third quarter of 2006 DSW re-launched its loyalty program, which included changing the name from “Reward Your Style” to “DSW Rewards,” the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW target markets to “DSW Rewards” members throughout the year. DSW classifies these members by frequency and uses direct mail and on-line communications to stimulate further sales and traffic. As of February 2, 2008, over 8.6 million members enrolled in the “DSW Rewards” loyalty program had purchased merchandise in the previous two fiscal years, up from approximately 7.3 million members as of February 3, 2007. In fiscal 2007, approximately 69% of DSW store net sales were generated by shoppers in the loyalty program, up from approximately 66% of DSW store net sales in fiscal 2006.
Stores
Store Location, Design and Operations. Typical DSW stores are approximately 24,000 square feet, with over 85% of total square footage used as selling space. Most DSW stores are organized on a single level, which allows customers to view the entire store and product offering as they enter and move quickly to the area where their desired styles are located. Interiors are well-lit, with informative signage, and spacious aisles allow ease of movement throughout the store. Shoes in the stores are displayed in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. Clearance shoes are grouped by size and displayed on racks in the rear of the store.
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
Expansion. DSW opened 37 new stores in fiscal 2007, and as of February 2, 2008, DSW has signed leases for 37 new stores that are scheduled to open in fiscal 2008 and fiscal 2009.
DSW plans to open at least 30 stores in each fiscal year from fiscal 2008 through fiscal 2010. DSW’s plan is to open stores in both new and existing markets while continuing to expand its store portfolio to include lifestyle and regional mall locations in addition to its traditional power strip venues. In general, DSW’s evaluation of potential new stores focuses on location within a retail area, demographics, co-tenancy, store size and configuration, and lease terms. DSW’s long-range planning model includes analysis of every major metropolitan area in the country with the objective of understanding the demand for its products in each market over time, and its ability to capture that demand. The analysis also looks at DSW’s current penetration levels in the markets DSW serves and DSW’s expected deepening of its penetration levels as DSW continues to grow its brand to become the shoe retailer of choice in the market.
During fiscal 2007, the average investment required to open a new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, in fiscal 2007, gross inventory typically accounted for approximately $0.6 million, fixtures and leasehold improvements typically accounted for approximately $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for approximately $0.1 million.
Distribution
DSW’s primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so DSW can take full advantage of each selling season. In January 2007, DSW implemented a distribution center bypass process which improved speed-to-market for initial deliveries to stores on the West Coast. As part of this process, DSW has engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to DSW pool points and onwards to the stores bypassing the Columbus distribution center facility. DSW will continue to evaluate expansion of this process for applicability in other parts of the country. In fiscal 2007, DSW signed a lease for a fulfillment center which will process orders from its e-commerce channel.
Leased Departments and Supply Agreements
DSW has operated leased shoe departments for Filene’s Basement since March 2000. The intercompany activity is eliminated in the consolidated financial statements. Effective January 30, 2005, DSW updated and reaffirmed its contractual relationship with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of February 2, 2008, DSW operated leased shoe departments in 36 Filene’s Basement locations.
As of February 2, 2008, DSW also supplied merchandise to 278 Stein Mart stores, 63 Gordmans stores and one Frugal Fannie’s store, as discussed in greater detail above.
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
FILENE’S BASEMENT
Filene’s Basement’s mission is to be the premiere destination for discriminating value-driven shoppers for their designer and famous brand fashion needs. Filene’s Basement strives to provide the best selection of stylish, designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement stores have a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides,”™ Filene’s Basement believes that it is also unique in its offering of great fashion, high quality and extraordinary prices. The Downtown Crossing Boston store temporarily closed in the fall of 2007 to allow for extensive building renovations by the landlord, at the landlord’s cost. The store will open when the renovation is completed and is expected to resume operations in the spring of 2009.

Merchandising
Designer and Famous Brand Merchandise. Filene’s Basement stores offer designer and famous name brand apparel, home goods and accessories. The merchandise represents a focused assortment of fashionable, nationally recognized men’s and women’s apparel, shoes, handbags and other accessories, fine jewelry, fragrances, giftware and home goods bearing prominent designers’ and manufacturers’ names. Branded merchandise constitutes most of the product line. Filene’s Basement believes that up-front purchasing will promote a reliable flow of branded merchandise to its stores for opening season assortments in February and August. Accordingly, Filene’s Basement now places a significant portion of its purchases up front. Filene’s Basement also has been placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. The remaining branded goods are obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers. Because of the longstanding relationships that Filene’s Basement has with vendors, it receives quality buying opportunities at competitive prices. Filene’s Basement purchases merchandise from approximately 2,000 suppliers. During fiscal 2007, merchandise supplied by Filene’s Basement’s three top vendors accounted for approximately 12.4% of Filene’s Basement’s net sales.
Value Pricing. With the exception of special event merchandising and some promotions, Filene’s Basement offers everyday low pricing in key fashion categories. The Filene’s Basement customer base has a high fashion I.Q. and recognizes the value in what is being offered and the need to purchase or risk losing unique items because of the changing nature of the assortment. This allows Filene’s Basement to eliminate some of the expenses associated with a larger sales floor labor force and heavy promotional activity to keep prices low. The Downtown Crossing Boston store used an automatic markdown policy, where the longer a product remained in the store, the lower its price became.
There are several factors which allow Filene’s Basement to achieve its value pricing. First, it has excellent, longstanding relationships with its suppliers. This makes Filene’s Basement a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives. These vendors understand that goods will be sold in an environment that supports the stature of their brands. Second, Filene’s Basement imports directly from Europe, cutting out middleman costs. Third, Filene’s Basement understands the market for these high-end brands and has access to numerous up-front and opportunistic buys.
Advertising and Promotion
Filene’s Basement employs a multi-media approach to advertising, using print, broadcast, direct mail, online, e-mail and out-of-home media. The primary method of communicating with the market throughout the year is via advertising in daily newspapers, typically quarter and half page ads. With a substantial increase in customer data base enrollment, direct mail and email communications are becoming a growing part of the advertising mix.
Filene’s Basement is not typically an item advertiser. Instead, Filene’s Basement focuses on promoting advantageous purchases from manufacturers or retail stores and the Filene’s Basement store as a brand. The intent is to build the reputation and awareness of having the best prices for European and American designer brands, as well as quality basics for all shoppers. As a result, the customers gain confidence that whenever they visit Filene’s Basement, they will find exceptional values on fashionable brands. A large part of this approach relies on promoting major events, the most famous of which is the Bridal Event. Brides-to-be line up in front of the store hours before the store opens — when the doors open, there is a stampede by the customers, now regularly hailed as the “Running of the Brides,”™ to get their hands on a designer wedding gown at a significantly reduced price before the selection runs out. The event is so interesting and unique that the event gets significant free media coverage in every market where the promotion is held. Other major events include ladies suits, a men’s suit promotion, premier designer denims, and end-of-season clearance events. These events are not only effective during the time of the promotion, but also help establish the reputation for Filene’s Basement as a leader in these categories year-round.
Filene’s Basement creates a distinctive look to the print advertising by using fashion illustrations rather than photography since its advertisements are not item specific. This enhances the impression that Filene’s Basement deals in designer merchandise, since the illustrations look similar to designer drawings and are unique among its competitors.
By not emphasizing item-based advertising, Filene’s Basement avoids the high expense of running large weekly circulars. As of 2005, it began issuing category-based catalogs to emphasize the breadth of the assortment in leading fashion trends rather than to sell individual items. As a result, Filene’s Basement’s advertising as a percent of net sales is relatively low, typically around 2.5%, excluding grand openings.

Stores
Store Location, Design and Operations. Filene’s Basement stores are typically located in leased facilities within suburban areas, near large residential neighborhoods and average approximately 31,000 square feet of selling space per store (approximately 45,000 square feet of total space per store). Certain stores in Boston, New York, Chicago, Atlanta and Washington D.C. are located in key urban areas. As of February 2, 2008, Filene’s Basement operated 36 stores in nine states and the District of Columbia. The stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas.
Our Filene’s Basement Downtown Crossing Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The Downtown Crossing Boston Store temporarily ceased operations in the fall of 2007, due to the extensive renovation planned for the host building by the building’s new owner. The store will open when the renovation is completed and is expected to resume operations in the spring of 2009. Before the temporary closing, the Downtown Crossing Boston store subleased 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. When the new space is available, the store premises will be 128,000 square feet (approximately 70,000 square feet of selling space) on five floors. The sublease has been amended to extend its term, and now terminates in 2024 with rights exercisable by Filene’s Basement to extend at its option until 2044. The Downtown Crossing Boston store generated approximately 12.9% and 15.1% of Filene’s Basement’s segment sales during fiscal 2006 and 2005, respectively. Due to the temporary closing, the $5.8 million loss attributable to the Downtown Crossing Boston store is reflected in income from continuing operations during fiscal 2007.
All of Filene’s Basement stores are designed for self-service shopping, although fine jewelry counters maintain a dedicated staff and sales personnel are available to help customers locate merchandise and to assist in the selection and fitting of apparel and footwear. In all stores, a customer service desk is conveniently located generally adjacent to the central checkout area. To promote the ease of checkout, we utilize point of sale scanning systems that expedite the checkout process by providing automated check and credit approval and price lookup. Sales associates are trained to create a “customer-friendly” environment. Filene’s Basement accepts all major credit cards, and also provides a private label credit card program. Filene’s Basement maintains a return policy of 30 days.
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
Expansion. We opened six new Filene’s Basement stores and reopened a fully remodeled store during fiscal 2007. We plan to open at least one new store in fiscal 2008. Typical new stores are expected to have a gross square footage of approximately 32,000 to 42,000 square feet. Sites will tend to be in urban and key suburban locations. Based upon our experience, we estimate the average cost of opening a new Filene’s Basement store is approximately $4.3 million (prior to tenant allowance) including leasehold improvements, fixtures, inventory, pre-opening expenses and other costs. Preparations for opening a Filene’s Basement store generally take nine weeks. We charge pre-opening expenses to operations as incurred.
We continually update our stores by changing the merchandise displays and in-store signage. The annual cost of refurbishing on a per store basis is generally not substantial and is treated as on-going cost of operations.
Distribution
Filene’s Basement’s merchandise is processed and distributed from a 457,000 square foot leased distribution facility situated on 32.8 acres with adjacent rail service in Auburn, Massachusetts, outside of metropolitan Boston, Massachusetts. In 2005, the Auburn distribution center was upgraded to accommodate the current volume of business and the anticipated growth in new stores. Filene’s Basement plans to invest capital dollars in the 2008 fiscal year to further improve the existing facility.
We have a dedicated contract carrier that manages the fleet of road tractors and our semi-trailers. Our contract carrier makes the majority of all deliveries to the stores.

License Agreements and Leased Departments
Filene’s Basement licenses fine jewelry, cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the 2007 fiscal year were approximately $9.5 million. Filene’s Basement also has an agreement with DSW to supply the in-store shoe departments on a leased department basis in 36 of its stores; Value City supplied the in-store shoe department to the Downtown Crossing Boston Filene’s Basement store until it temporarily closed in the late summer of 2007. Until November, 2007, Retail Ventures Jewelry, Inc., a wholly owned subsidiary of Retail Ventures, operated the jewelry departments in all Filene’s Basement stores. Beginning in November 2007, the fine jewelry departments in the Filene’s Basement stores are operated by a third party as a leased department. The intercompany activity is eliminated in our consolidated financial statements.
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
DSW has operated leased shoe departments for Filene’s Basement since March 2000. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement. Under the new agreement, DSW owns the merchandise, records sales of merchandise net of returns and sales tax, and provides supervisory assistance in all covered locations and pays a percentage of net sales as rent. Filene’s Basement provides the fixtures and sales associates. In three of these locations, Filene’s Basement licenses and uses the DSW name in connection with the leased shoe department. This intercompany activity is eliminated in our consolidated financial statements.
Segment Seasonality
Filene’s Basement’s business is affected by the pattern of seasonality common to most retail businesses. Historically, increased sales and operating profit have been generated during the early fall and winter holiday selling seasons.
Service Marks, Trademarks and Tradenames
Filene’s Basement has an exclusive, perpetual, worldwide, royalty free license to use the name “Filene’s Basement” and “Filene’s Basement of Boston” trademark and service mark registrations, as well as certain other tradenames. Filene’s Basement’s exclusive licensee status with respect to these registered marks has been recorded with the United States Patent and Trademark Office and relevant state offices. Other trademarks and tradenames used by Filene’s Basement have been protected as well.
MANAGEMENT INFORMATION AND CONTROL SYSTEMS
Retail Ventures. We believe a high level of automation is essential to maintaining and improving our competitive position. On December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with our subsidiary, DSW, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, we receive information technology services from DSW. The transfer of technology services to DSW placed the requirement on DSW related to maintaining both the investment in infrastructure and the investments needed to support the shared services infrastructure.
We rely upon computerized systems to provide information at all levels of our segments, including warehouse operations, store billing, inventory control, merchandising and automated accounting. We utilize registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. We utilize automated distribution center systems to track and control the receipt, processing, storage and shipping of product to the stores.
DSW. In order to promote DSW’s continued growth, DSW undertook several major initiatives in the past to build upon the merchandise management system and warehouse management systems that support DSW. With DSW’s top vendors, DSW utilizes an electronic data interchange for product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications and invoices. In DSW stores, DSW utilizes Point of Sale (“POS”) registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. DSW uses enterprise data warehouse and customer relationship management software to manage the “DSW Rewards” program. This allows DSW to support, expand and integrate “DSW Rewards” with the POS system to improve the customer experience.

Filene’s Basement. Filene’s Basement utilizes the JDA merchandise management system to track and manage merchandise inventory at its stores. A warehouse management system is used at the distribution center to process and distribute merchandise to the stores. Filene’s Basement utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkout and facilitate inventory restocking. Filene’s Basement has automatic replenishment capabilities to improve the in-stock position in the stores for “basics” programs. Filene’s Basement systems run on an AS/400 and open systems computers.
Associates
The mission of the Company’s human resource functions includes ensuring that the Company’s business plans, organization structure, talent development and bench strength meet the Company’s needs for employee effectiveness to improve quality of work product, superior customer service, shareholder value and our profit.
As of February 2, 2008, we had approximately 11,800 associates across all segments of which approximately 4,300 were full-time and the remaining balance were part-time. We believe that, in general, we have satisfactory relations with our associates.
Competition
The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line providers, factory outlet stores and other off-price stores. The DSW and Filene’s Basement operating segments have different target customers and different strategies, but each focuses on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
DSW believes that its customers prefer the wide selection of on-trend merchandise compared to product offerings of typical traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher average prices and in a less convenient format than DSW does. In addition, DSW believes that it successfully competes against competitors who have attempted to duplicate DSW’s format.
Filene’s Basement provides perceived high value by offering easily recognized brand-name merchandise at discounted prices. We believe Filene’s Basement’s niche, however, is the top-tier of the off-price retailing category and its sales events help shape its image as having a special “cachet.” We believe that Filene’s Basement is more upscale than its off-price competitors and, in addition to its exclusive selection of prestige couture merchandise, carries a broader and more complete selection of better designer brands than the competition. Filene’s Basement also offers a shopping environment that is typically more fashionable than its off-price competition.
Available Information
RVI files reports with the Securities and Exchange Commission (“the SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to such reports. The public may read and copy any materials that RVI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about RVI, including its reports filed with the SEC, is available through RVI’s web site at http://www.retailventuresinc.com. Such reports are accessible at no charge through RVI’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The reference to the Company website address does not constitute incorporation by reference of the information contained on the website and that website information should not be considered part of this document.

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
We intend to open at least 30 DSW stores per year in each fiscal year from 2008 through 2010, and at least one Filene’s Basement store in fiscal 2008. However, we may not achieve our planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. Our ability to open and operate new DSW and Filene’s Basement stores successfully on a timely and profitable basis depends on many factors, including, among others, our ability to:
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
We intend to open at least 30 new DSW stores per year from fiscal 2008 to 2010, which could strain our resources and have a material adverse effect on our business and financial performance.
Our continued and future growth in our DSW segment largely depends on our ability to successfully open and operate new stores on a profitable basis. During fiscal 2007, 2006 and 2005, DSW opened 37, 29 and 29 new stores, respectively. DSW intends to continue to open at least 30 new stores per year in each fiscal year from fiscal 2008 through 2010. As of February 2, 2008, DSW has signed leases for an additional 37 new stores to be opened in fiscal 2008 and fiscal 2009. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million. This continued expansion could place increased demands on

DSW’s financial, managerial, operational and administrative resources. For example, DSW’s planned expansion will require DSW to increase the number of people it employs, as well as to monitor and upgrade its management information and other systems and its distribution facilities. These increased demands and operating complexities could cause DSW to operate its business less efficiently, have a material adverse effect on its operations and financial performance and slow its growth.
The temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store could lead to reduced sales when that location resumes operations.
The Downtown Crossing Boston Filene’s Basement is the original, landmark Filene’s Basement store. The Downtown Crossing store generated 12.9% and 15.1% of Filene’s Basement segment sales during fiscal 2006 and 2005, respectively. Filene’s Basement temporarily ceased operations at the Downtown Crossing Boston store in the fall of 2007 due to the complex redevelopment of the building housing the original store. Filene’s Basement plans to resume operations in the new development in the spring of 2009. The approximately 18-month temporary cessation of business in this Downtown Crossing store could result, upon its reopening, in reduced customer traffic and sales at this location.
DSW plans to launch an e-commerce business in the first half of fiscal 2008 which may not be successful and could adversely affect DSW’s results of operations or distract management from DSW’s core business.
DSW plans to launch an e-commerce business to sell shoes and related accessories through its website in fiscal 2008. As of February 2, 2008, DSW has invested $26.3 million in capital for the development of this e-commerce business. In addition, DSW has entered into a ten-year lease agreement for space to serve as fulfillment center for e-commerce distribution. The development and launch of such a business channel could cost more than expected, distract management from DSW’s core business, take business from DSW’s existing store base resulting in lower sales in DSW stores, or be unsuccessful. In addition, as this is a new business channel, DSW will be purchasing inventory based upon anticipated sales. In the event that DSW’s sales are lower than planned, DSW will likely need to take markdowns on inventory which will adversely affect gross margin. In the event that DSW spends more than anticipated, loses focus on its core business, impacts sales in its existing store base, or is unsuccessful in the development or execution of an e-commerce business, this may have a material adverse effect to DSW’s business, results of operations or financial condition.
We rely on our good relationships with vendors and their factors which provide vendor financing to purchase brand name and designer merchandise at favorable prices. If these relationships were to be impaired, we may not be able to obtain a sufficient selection of merchandise at attractive prices, and we may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on our competitive position, business and financial performance.
Except for those few vendors with whom we have licensed department arrangements, we do not have long-term supply agreements or exclusive arrangements, and, therefore, our success depends on maintaining good relations with our vendors in all business segments. Since our business is fundamentally dependent on selling brand name and designer merchandise at attractive prices, we must continue to obtain from our vendors a wide selection of this merchandise at favorable wholesale prices. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our stores, and of their factors to provide them with vendor financing. If we fail to continue to deepen and strengthen our relations with our existing vendors and their factors, or to enhance the quality of merchandise they supply us, and if we cannot maintain or acquire new vendors of in-season brand name and designer merchandise, this may limit our ability to obtain a sufficient amount and variety of merchandise at favorable prices, which could have a negative impact on our competitive position.
During fiscal 2007, merchandise supplied to our DSW segment by three key vendors accounted for in the aggregate approximately 21.0% of DSW’s net sales. During fiscal 2007, merchandise supplied to our Filene’s Basement segment by three key vendors accounted for in the aggregate approximately 12.4% of Filene’s Basement’s net sales. The loss or reduction in the amount of merchandise made available by any one of these key vendors could have a material adverse effect on our business.
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
Our operations have been historically seasonal, with a disproportionate amount of sales and a majority of net income occurring in the early fall and winter holiday selling seasons for Filene’s Basement. DSW net sales have typically been higher in spring and early fall. As a result of seasonality, any factors negatively affecting us during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on our financial condition, cash flow and results of operations for the entire year.
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
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. Therefore, we rely on the cash flow of our subsidiaries to meet our obligations, including our obligations under the PIES. The ability of our subsidiaries to distribute to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the credit facilities governing our and our subsidiaries’ indebtedness, and future indebtedness may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.

As a result of our disposition of 81% of our ownership interest in the Value City subsidiary, we now rely on our remaining operating segments to make payments on our indebtedness and meet our obligations. For example, Filene’s Basement and DSW will need to absorb certain costs previously paid by Value City. DSW, Filene’s Basement and Value City receive shared services from and through RVI, and DSW provides services to RVI and its subsidiaries and to Value City. The costs associated with many of these shared services are allocated among the entities based upon the percent of an entity’s sales compared to total sales, or, in some cases, a usage based charge. In the event that Value City significantly reduces or ceases operations, its allocation percentage of shared expenses would decrease, which would increase DSW’s and Filene’s Basement allocation percentage of future shared service expenses. Additionally, in the event that Value City significantly reduces or ceases operations, DSW would not be able to allocate as much or any expense to Value City relating to Value City’s utilization of information technology and shoe processing services. This increased allocation percentage and reduction in expense allocation could be material and have a negative effect on the financial position of the Company.
If Value City decides to discontinue its operations or otherwise not pay creditors whose obligations RVI has guaranteed, RVI may become subject to various risks associated with such refusal to pay creditors, any insolvency or bankruptcy proceedings.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. If Value City decides to significantly reduce or cease its operations or otherwise does not pay creditors whose obligations RVI has guaranteed, RVI may become subject to risks associated with any such possible failure to pay or a possible insolvency or bankruptcy filing by Value City. There are risks and uncertainties inherent in such events and RVI is unable to predict the precise effect of any Value City reorganization and/or liquidation process on RVI’s operations and financial condition. In the event of a Value City bankruptcy filing, creditors of Value City may seek to assert claims against RVI and its subsidiaries, whether or not such claims currently exist or have any merit. If such claims were successfully asserted and proved, RVI would have to obtain funding sources to the extent cash on hand, lending facilities, cash generated from operations or other assets were insufficient to satisfy those claims. RVI may also be required to record impairment charges or write-offs as a result of any bankruptcy proceeding and to incur expenses and liabilities associated with any bankruptcy proceeding. Additionally, any Value City bankruptcy and the publicity surrounding its filing could adversely affect RVI’s and its subsidiaries’ businesses and relationships with employees, customers and suppliers. All of the foregoing circumstances or events could have a material adverse impact on RVI’s financial condition and results of operations.
If Value City defaults on its lease for the premises at 3241 Westerville Rd., RVI and DSW may become subject to various risks associated with the location of operations on these premises.
Concurrent with RVI’s disposition of its 81% ownership interest in the Value City business, RVI and DSW entered into an Occupancy Licensing Agreement with Value City to provide for RVI’s and DSW’s continuing occupancy of a portion of the premises at 3241 Westerville Road. If Value City defaults on its lease of this premises, RVI and DSW may become subject to risks associated with such a default, including the inability to access the premises, which could have a material adverse impact on RVI’s and DSW’s financial condition and results of operations. RVI’s corporate offices as well as significant IT operations are located at this premises.
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

Our business may not generate sufficient cash flow from operating activities or future availability under our credit facilities may not be in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Upon the occurrence of an event of default under our existing credit facilities, the lenders could elect to declare the applicable outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
Filene’s Basement and DSW’s secured revolving credit facilities could limit operational flexibility.
$100 Million Secured Revolving Credit Facility — The Filene’s Basement Revolving Loan
Under the Filene’s Basement Revolving Loan expiring January 23, 2013, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on the London Interbank Offered Rate or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement, and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. In addition, the secured revolving credit facility contains usual and customary restrictive convenants relating to the management and operation of our business. These covenants, among other things, restrict Filene’s Basement’s ability to grant liens on Filene’s Basement’s assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem Filene’s Basement’s stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict Filene’s Basement’s operational flexibility, and any failure to comply with these convenents or Filene’s Basement’s payment obligations would limit Filene’s Basement’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, DSW and its subsidiary DSWSW, are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its secured revolving credit facility are secured by a lien on substantially all DSW’s personal property and a pledge of DSW’s shares of DSWSW. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and operation of our business. These covenants, among other things, restrict DSW’s ability to grant liens on DSW’s assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem DSW’s stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or DSW’s payment obligations would limit DSW’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
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
Our business requires disciplined execution at all levels of our organization to ensure that we continually have sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If we were to lose the benefit of the experience, efforts and abilities of our key executive and key buying personnel, our business could be materially adversely affected. We have entered into employment agreements with certain of these key personnel. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.
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
Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. A general slowdown in the United States economy or an uncertain economic outlook could adversely affect consumer spending habits.
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
DSW and Filene’s Basement each relies on a primary distribution center. The loss or disruption of either of these centralized distribution centers could have a material adverse effect on our business and operations.
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
We will require strong cash flows from our DSW and Filene’ Basement operations to support capital requirements, operations and debt repayment.
We will require strong cash flows from our DSW and Filene’s Basement operations to support our capital requirements, our general operating activities and to fund debt repayment. Our inability to generate sufficient cash flows to support these activities or the lack of availability of financing in adequate amounts and on appropriate terms could adversely affect our financial performance or our earnings per share growth.

If we fail to execute our opportunistic buying and inventory management well for Filene’s Basement, our business could be materially adversely affected.
We purchase some of the inventory for our Filene’s Basement stores opportunistically with our buyers purchasing close to need. To drive traffic to the stores and to increase same store sales, the treasure hunt nature of the off-price buying experience requires continued replenishment of fresh high quality, attractively priced merchandise. While the practice of opportunistic buying enables our buyers to buy at the right time and price, in the quantities we need and into market trends, it places considerable discretion in our buyers. This discretion subjects us to risks that our buyers will miscalculate on the timing, quantity and nature of inventory flowing to the stores. We rely on our distribution infrastructure to support delivering goods to our stores on time. We must effectively and timely distribute inventory to stores, maintain an appropriate mix and level of inventory and effectively manage pricing and markdowns. Failure to acquire and manage our inventory well and to operate our distribution infrastructure effectively could materially adversely affect our performance and our relationship with our customers.
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
Our information systems are integral to efficiently operating our stores and in managing the operations of a growing store base. The capital and other expenditures required to keep our information systems operating at peak performance may be higher than anticipated and could strain our resources. In addition, any significant disruption of the data centers upon which we rely could have a material adverse affect on those operations dependent on those systems, most specifically, store operations, our distribution centers and our merchandising teams.
While we maintain business interruption and property insurance, in the event the data centers on which we rely are shut down, our insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be timely paid to us.
On December 5, 2006, we entered into an Amended and Restated Shared Services Agreement with DSW, effective as of October 29, 2006 (the “Amended Shared Services Agreement”). Under the terms of the Amended Shared Services Agreement, we receive information technology services from DSW. RVI information technology associates are now employed by DSW. Through this agreement, DSW now provides the cash related to capital expense for information technology assets for RVI and its subsidiaries. DSW expects to recoup its expenditures by charging depreciation to RVI based on the expected lives of the assets.
We may be unable to quickly monetize our investment in DSW Common Shares.
As of February 2, 2008, Retail Ventures owned DSW Class B Common Shares representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. DSW Class A Common Shares are listed on the New York Stock Exchange under the symbol “DSW.” Pursuant to an Exchange Agreement between RVI and DSW, DSW Class B Common Shares may be exchanged into DSW Class A Common Shares at Retail Ventures’ option. Absent registration, DSW Common Shares held by Retail Ventures are deemed to be restricted stock, which would limit our ability to liquidate any of such shares if we chose to do so.

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
The liquidity of DSW’s investments could fluctuate based on adverse market conditions.
Recent auction failures have adversely affected the liquidity of auction rate securities as investors have not been able to sell their securities on their auction dates. If these market conditions persist, DSW may be unable to sell its auction rate securities at their scheduled auction dates. As of February 2, 2008, $38.0 million of DSW’s $82.5 million in total investments was invested in auction rate securities. DSW has reduced its investment in auction rate securities to $13.7 million as of March 31, 2008. Of the $13.7 million investment at March 31, 2008, $3.7 million in auction rate securities have not undergone an auction. Due to auction failures limiting the liquidity of our investments, we have presented $10.0 million of DSW’s investment in auction rate securities as long-term investments as of February 2, 2008 that were previously classified as short term investments.
If DSW is unable to liquidate the remaining auction rate securities at their scheduled auction dates, DSW may not have access to its funds until the maturity date of these investments, which could be until 2034. Further, in the event that it is unlikely that DSW will be able to receive the full proceeds from these investments at the maturity date, DSW may be required to impair the securities. Based on the nature of the impairment(s) DSW would record a temporary impairment as an unrealized loss in comprehensive income or an other than temporary impairment in earnings, which could materially impact its results of operations. DSW did not record any impairment related to these investments as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
We face security risks related to our electronic processing and transmission of confidential customer information. On March 8, 2005, we announced the theft of credit card and other purchase information related to DSW customers. This security breach could subject us to liability.
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
DSW and Retail Ventures contacted and cooperated with law enforcement and other authorities with regard to this matter. DSW is involved in a putative class action lawsuit, which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.
DSW estimates that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, DSW accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.

We continue to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Retail Ventures and provided key services required for the operation of Retail Ventures’ business. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement (which was amended and restated effective October 29, 2006). Under the terms of the amended and restated shared services agreement. DSW provides several of our subsidiaries with key services relating to information technology services, planning and allocation support, distribution services and outbound transportation management, store design and construction management. The initial term of the shared services agreement expired at the end of fiscal 2007 and was automatically extended to the end of fiscal 2008 by operation of the contract. The agreement provides for automatic extensions for additional one-year terms unless terminated by one of the parties. Retail Ventures and DSW are in the process of negotiating the transfer of the following shared service departments to DSW: Finance; Internal Audit; Tax; Human Resource Information Systems; Risk Management; and Import Services. The companies have taken steps to begin the transfer of employees in these departments to DSW, but the definitive terms and conditions of the transfer and the provision of these departments’ services from DSW to RVI entities have not yet been agreed upon. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business.
The current term of the shared services agreement will expire at the end of fiscal 2008. RVI and DSW are in the process of negotiating the transfer of the following shared service departments to DSW: Finance, Internal Audit, Tax, Human Resource Information Systems and Risk Management. The companies have taken steps to begin the transfer of employees in these departments to DSW, however the definitive terms and conditions of the transfer to DSW and the provision of these departments’ services by DSW to RVI have not yet been agreed upon.
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
As of February 2, 2008, SSC owned approximately 39.5% of the outstanding RVI Common Shares and beneficially owned approximately 50.2% (assumes issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants, (ii) 1,731,460 RVI Common Shares issuable upon the exercise of term loan warrants, and (iii) 342,709 RVI Common Shares issuable upon exercise of term loan warrants) of the outstanding RVI Common Shares. SSC, a privately held corporation, is controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given its ownership interests, SSC will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of SSC may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
Some of our directors and officers also serve as directors or officers of DSW, or may have conflicts of interest because they may own DSW Common Shares or options to purchase DSW Common Shares, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW or may own DSW Common Shares or options to purchase DSW Common Shares, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of DSW; Heywood Wilansky is our President and Chief Executive Officer and a director of DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Julia A. Davis is our Executive Vice President, General Counsel and Assistant Secretary, and previously served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006; Steven E. Miller is Senior Vice President and Controller of both Retail Ventures and DSW; and James A. McGrady is our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW Common Shares or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.

Risk Factors Relating to Our PIES
PIES holders bear the full risk of a decline in the market price of the DSW Class A Common Shares between the pricing date for the PIES and the exchange date.
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
PIES holders have no rights with respect to DSW Class A Common Shares, but may be negatively affected by some changes made with respect to DSW Class A Common Shares.
Until the PIES holders acquire DSW Class A Common Shares upon exchange of the PIES, they have no rights with respect to the DSW Class A Common Shares (including, without limitation, voting rights, rights to respond to tender offers or rights to receive any dividends or other distributions on the DSW Class A Common Shares, if any (other than through an exchange adjustment)) prior to the exchange date, but their investment may be negatively affected by these events. PIES holders will be entitled to rights with respect to the DSW Class A Common Shares only after we deliver the DSW Class A Common Shares on the exchange date and only if the applicable record date, if any, for the exercise of a particular right occurs after the date the holders receive the shares. For example, in the event that an amendment is proposed to the amended articles of incorporation or the amended and restated regulations of DSW requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to delivery of the DSW Class A Common Shares, PIES holders will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of the DSW Class A Common Shares. If we elect to deliver only cash upon the exchange of the PIES, the holders will never be able to exercise any rights with respect to the DSW Class A Common Shares.
Our obligations under the PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt and effectively subordinate to the debt and other liabilities of our subsidiaries.
The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. A substantial part of our operations is conducted through our subsidiaries. Certain of our subsidiaries, including Filene’s Basement, but not DSW or its subsidiaries, are borrowers and/or guarantors under our loan agreements, including the Filene’s Basement Revolving Loan (as defined herein). The obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all the personal property of Filene’s Basement, and of Retail Ventures and its other wholly-owned subsidiaries, excluding the common shares of DSW owned by Retail Ventures. The obligations under the Filene’s Basement Revolving Loan are also secured by leasehold interests on certain of the leasehold properties of Filene’s Basement. The DSW Revolving Loan (as defined herein), is secured by substantially all the assets of DSW and DSWSW, including a pledge by DSW of the stock of DSWSW. Our intercompany note was secured by the capital stock of DSW and Filene’s Basement held by Retail Ventures. Upon completion of the PIES offering, the lien on the capital stock of DSW and Filene’s Basement that secured the intercompany note, as well as the lien on the capital stock of DSW that secured the Non-Convertible Loan (as defined herein), were released and the approximately $49.7 million remaining balance of the intercompany note was repaid. In addition, we made a payment of approximately $36.5 million on the VCDS Revolving Loan. We pledged sufficient DSW Common Shares to the collateral agent for the PIES to enable us to satisfy our obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW Common Shares will continue to be subject to liens and/or contractual obligations to enable us to satisfy our obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of such subsidiaries, including trade creditors, and claims of preferred shareholders, if any, of such subsidiaries will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Retail Ventures, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.

The Filene’s Basement Revolving Loan requires that we obtain the prior consent of our senior lenders before making any payments of cash or other property with respect to the PIES, other than coupon payments, if these payments come from any source other than the collateral pledged with the collateral agent for the PIES. Accordingly, we would need to obtain the consent of our senior lenders to exercise our cash settlement option under the PIES or, in the event of a cash merger, to pay the present value of all future coupon payments, or, in the event of an acceleration, to pay the yield maintenance premium. We cannot provide any assurances that our senior lenders will provide any such consent.
The tax consequences of an investment in the PIES are uncertain.
Investors should consider the tax consequences of investing in the PIES. No statutory, judicial or administrative authority directly addresses the characterization of the PIES or instruments similar to the PIES for United States federal income tax purposes. As a result, significant aspects of the United States federal income tax consequences of an investment in the PIES are not certain. We are not requesting any ruling from the Internal Revenue Service with respect to the PIES and cannot assure PIES holders that the Internal Revenue Service will agree with the anticipated treatment. We intend to treat, and by purchasing a PIES, for all purposes PIES holders agree to treat, a PIES as a variable prepaid forward contract rather than as a debt instrument. We intend to report the coupon payments as ordinary income to PIES holders, but holders should consult their own tax advisor concerning the alternative characterizations.
Holders of the PIES are urged to consult their own tax advisor regarding all aspects of the United States federal income tax consequences of investing in the PIES, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.
Settling the PIES with DSW Class A Common Shares may result in a material amount of taxable income to Retail Ventures.
If we settle the PIES with DSW Class A Common Shares, it may result in a material amount of taxable income to Retail Ventures. We believe that this will not result in a material amount of cash taxes payable by Retail Ventures; however, there can be no assurance that the settlement of the PIES would not result in a material amount of cash taxes payable by Retail Ventures.
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
DSW has no obligations with respect to the PIES. Accordingly, DSW is not under any obligation to take the PIES holders’ interests or Retail Ventures’ interests with respect to the PIES into consideration for any reason. DSW did not receive any of the proceeds of the PIES offering and did not participate in the determination of the quantities or prices of the PIES or the determination or calculation of the number of shares (or, if Retail Ventures elects, the cash value thereof) that the PIES holders will receive at maturity. DSW is not involved with the administration or trading of the PIES.
PIES holders should carefully consider the risk factors relating to DSW.
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors” in the DSW prospectus relating to the PIES offering as well as factors disclosed under the caption “Risk Factors” in DSW’s 2008 Annual Report on Form 10-K and other periodic reports. The DSW prospectus and periodic reports do not constitute a part of this Annual Report on Form 10-K, nor are they incorporated into any of RVI’s periodic reports by reference.

In the event that we or certain of our subsidiaries commence any proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, we may suffer material adverse effects on our business as a result of the acceleration of our obligations under the PIES.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2. PROPERTIES.
Set forth in the following table are the locations of stores we operated as of February 2, 2008:

		Filene’s
	DSW	Basement	Total
Alabama	2		2
Arizona	5		5
California	25		25
Colorado	6		6
Connecticut	3		3
Delaware	1		1
Florida	18		18
Georgia	9	1	10
Illinois	14	4	18
Indiana	6		6
Iowa	1		1
Kansas	2		2
Kentucky	2		2
Louisiana	1		1
Maine	1		1
Maryland	8	5	13
Massachusetts	11	8	19
Michigan	12		12
Minnesota	8		8
Missouri	4		4
Nebraska	2		2
Nevada	3		3
New Hampshire	1		1
New Jersey	8	3	11
New York	18	7	25
North Carolina	4		4
Ohio	12	2	14
Oklahoma	2		2
Oregon	2		2
Pennsylvania	14	2	16
Rhode Island	1		1
Tennessee	4		4
Texas	28		28
Utah	2		2
Virginia	12	1	13
Washington	3		3
Washington D.C.		3	3
Wisconsin	4		4

	259	36	295

We maintain buying offices in Columbus, Ohio and Burlington, Massachusetts, a suburb of Boston. Our principal RVI executive offices are located in a building in Columbus, Ohio now subleased from Value City. DSW’s principal executive offices are also located next to the site of its main warehouse and distribution facility in Columbus, Ohio.
We operate one warehouse/distribution facility located in Columbus, Ohio and one distribution facility in Auburn, Massachusetts. In fiscal 2007, DSW signed a lease for a fulfillment center which will process orders from DSW’s e-commerce channel. In January 2007, DSW implemented a distribution center bypass process which has improved speed-to-market for initial deliveries to stores on the West Coast. As part of this process, DSW has engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to DSW’s pool points and onwards to the stores bypassing DSW’s primary Columbus distribution center facility. In addition, to expedite the flow of merchandise to certain clusters of stores, we use third party processors and utilize vendor direct shipments where such use is advantageous. Our warehouse and distribution facilities for the DSW and Filene’s

Basement businesses are adequate for our current needs and we believe that such facilities, with certain modifications and additional equipment, will be adequate for our foreseeable future demands. Filene’s Basement plans to invest capital dollars in the 2008 fiscal year to further improve its existing facilities.
The stores and all of the warehouse and distribution, buying and executive office facilities are leased or subleased. The Company has several leasing agreements with SSC and affiliates of SSC. The Company leases or subleases from SSC or its affiliates 22 store locations, four warehouse facilities, one office space and a parcel of land. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.
ITEM 3. LEGAL PROCEEDINGS.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
DSW and Retail Ventures contacted and cooperated with law enforcement and other authorities with regard to this matter. DSW is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.
DSW estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.
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
Our common shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our common shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2008, there were 938 holders of record of our common shares.

	High	Low
Fiscal 2006:
First Quarter	$16.60	$12.35
Second Quarter	18.00	14.31
Third Quarter	17.50	13.61
Fourth Quarter	20.47	15.29
Fiscal 2007:
First Quarter	$23.30	$19.12
Second Quarter	21.00	11.97
Third Quarter	13.64	7.87
Fourth Quarter	8.49	3.91
Fiscal 2008:
First Quarter (through March 31, 2008)	$7.46	$4.59
Retail Ventures made no purchases of its common shares during the fourth quarter of the 2007 fiscal year.
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our common shares during fiscal 2008. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Company’s credit facilities restricts the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any loans made to the Company by any subsidiaries. The Company’s credit facilities are more fully explained within the “Liquidity and Capital Resources” discussion in Item 7 on page 32 of this Annual Report on Form 10-K.
PERFORMANCE GRAPH

The following graph compares the performance of the Company with that of the Standard & Poor’s General Merchandise Stores Index and the Russell 2000 Index, both of which are published indexes. This comparison includes the period beginning February 1, 2003 through February 2, 2008.
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

The comparison of the cumulative total returns for each investment assumes that $100 was invested on February 1, 2003, and that all dividends earned on such investment were reinvested.

Company / Index	01-Feb-03	31-Jan-04	29-Jan-05	28-Jan-06	03-Feb-07	02-Feb-08
RETAIL VENTURES, INC.	$100.00	$307.18	$338.97	$652.82	$1,035.38	$364.10
RUSSELL 2000	$100.00	$158.03	$168.69	$203.89	$228.06	$208.33
S&P GENERAL MERCHANDISE STORES	$100.00	$138.16	$164.71	$171.91	$202.22	$183.70

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of Retail Ventures, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are included in discontinued operations.

	For the Fiscal Year Ended (1)
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$1,871,904	$1,706,533	$1,533,396	$1,305,015	$1,085,531
Operating profit before change in fair value of derivative instruments (2)	$63,473	$99,489	$59,385	$32,194	$12,522
Change in fair value of derivative instruments	$248,193	$(175,955)	$(144,209)
Operating profit (loss)	$311,666	$(76,466)	$(84,824)	$32,194	$12,522
Income (loss) from continuing operations	$202,104	$(128,642)	$(127,103)	$18,992	$(148)
Loss from discontinued operations	$(150,662)	$(22,271)	$(56,315)	$(38,440)	$(5,071)
Net income (loss)	$51,442	$(150,913)	$(183,418)	$(19,448)	$(5,219)
Basic earnings (loss) per share from continuing operations	$4.20	$(2.85)	$(3.29)	$0.56	$0.00
Diluted earnings (loss) per share from continuing operations	$3.56	$(2.85)	$(3.29)	$0.44	$0.00
Basic loss per share from discontinued operations	$(3.13)	$(0.49)	$(1.46)	$(1.13)	$(0.15)
Diluted loss per share from discontinued operations	$(2.65)	$(0.49)	$(1.46)	$(0.63)	$(0.15)

Basic earnings (loss) per share	$1.07	$(3.35)	$(4.75)	$(0.57)	$(0.15)
Diluted earnings (loss) per share	$0.91	$(3.35)	$(4.75)	$(0.28)	$(0.15)
Total assets	$951,965	$1,301,658	$1,175,154	$1,270,227	$1,055,096
Working capital	$295,862	$274,439	$147,746	$179,767	$102,541
Current ratio	1.98	1.45	1.25	1.43	1.26
Long-term obligations	$157,793	$168,053	$79,678	$70,001	$55,000
Number of:(3)
DSW Stores	259	223	199	172	142
Filene’s Basement Stores	36	31	27	26	21
Net sales per selling sq. ft. (4)	$235.34	$270.31	$271.57	$266.28	$260.88
Comparable store sales change (5)	0.3%	2.7%	4.9%	4.9%	4.6%

(1)	Fiscal year ended February 3, 2007 consists of 53 weeks. All other years reported consist of 52 weeks.

(2)	The Company believes that the non-cash change in fair value of derivative instruments is not directly related to its retail operations and is therefore providing supplemental adjusted results that exclude this item. This financial measure should facilitate analysis by investors and others who follow the Company’s financial performance.

(3)	Includes all stores operating at the end of the fiscal year.

(4)	Presented in whole dollars and excludes leased departments and stores not operated during the entire fiscal period.

(5)	A store or leased department is considered to be comparable if it has been opened 14 months at the beginning of the fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis of financial condition and results of operations (“Management’s Discussion and Analysis”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 4 of this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
Retail Ventures is a holding company with three operating segments: Filene’s Basement, DSW and Corporate. DSW is a United States specialty branded footwear retailer operating 259 shoe stores in 37 states as of February 2, 2008. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located primarily in major metropolitan areas in the northeast and midwest United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of February 2, 2008, there were 36 Filene’s Basement stores in operation. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segments.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of February 2, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW.” Retail Ventures accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.
Following the disposition of Value City certain corporate services employees that provided shared services were hired by Value City and certain other corporate service positions were eliminated. RVI and DSW are in the process of finalizing the transfer of the following shared service departments to DSW:  Finance; Internal Audit; Tax; Human Resource Information Systems; and Risk Management.  The companies have initiated steps regarding the transfer of employees in these departments to DSW. The definitive terms and conditions of the transfer have not yet been agreed upon.   The allocation of shared service expenses will have an increased expense impact on DSW and Filene’s Basement.
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

Key Financial Measures
In evaluating the results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business segments. Among our key financial measures are net sales, operating profit, and net income. Non-financial measures that we use in evaluating our performance include number of stores, leased operations, net sales per average gross square foot for our stores and change in comparable store sales. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. For fiscal 2007 and prior years, we considered comparable store sales to be sales at stores that were open 14 months as of the prior fiscal year end. Comparable store sales are also referred to as “comp-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not necessarily be comparable to similarly titled measures reported by other companies.
The Company’s revenues are generated through sales from existing stores and through sales from new stores. In fiscal 2007, DSW opened 37 new stores and closed one store, and Filene’s Basement opened seven new stores and closed two stores. For fiscal 2008, Filene’s Basement plans to open at least one new store and DSW plans to open at least 30 additional stores. During fiscal 2007, Filene’s Basement ceased operations in two stores temporarily due to remodeling, one of which reopened in fiscal 2007 while the other is not expected to reopen until fiscal 2009.
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
•	Revenue recognition. Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.4 million as miscellaneous income from gift card breakage in fiscal 2007. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at its realizable value were $31.8 million and $25.0 million at the end of fiscal 2007 and 2006, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value (known as markon), markups of initial prices established, reduction of pricing due to customers’ perceived value (known as markdowns) and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost, and the resulting gross margins.

•	Investments. Investments, which include demand notes and auction rate securities, are classified as available-for-sale securities. These demand notes and auction rate securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 3 to 189 days. All income generated from these investments is recorded as interest income.

DSW records an investment impairment charge at the point it is believed an investment has experienced a decline in value that is other-than-temporary. In determining whether an impairment has occurred, DSW reviews information about the underlying investment that is publicly available and assesses its ability to hold the securities for the foreseeable future. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Any other-than-temporary impairment charge could materially affect DSW’s results of operations.

As of February 2, 2008 and February 3, 2007, DSW held $70.0 million and $98.7 million, respectively, in short-term investments. As of February 2, 2008, DSW held $12.5 million in long-term investments and held no long-term investments as of February 3, 2007. DSW’s long-term investment balance includes $10.0 million in auction rate securities that failed at auction after February 2, 2008 and were presented as long-term as it is unknown if DSW will be able to liquidate these securities within one year.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying amount of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted future cash flows. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. During fiscal 2007, 2006 and 2005, we recorded impairment losses of $5.6 million, $0.8 million, and $0.5 million, respectively, related to long-lived assets at store operating units. We believe at this time that the carrying values and useful lives of long-lived assets continue to be appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Store closing reserve. During the 2007 fiscal year, the Company recorded charges associated with the closing of one DSW and two Filene’s Basement stores. During the 2006 fiscal year, the Company recorded charges associated with the closing of five DSW stores. The operating lease at one of the five stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of fiscal 2005. These reserves are monitored on at least a quarterly basis for changes in circumstances. The store closing reserves were $0.4 million and $0.1 million at the end of fiscal 2007 and 2006, respectively.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability estimates are calculated, utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance by less than $0.1 million. The self-insurance reserves were $3.0 million and $3.6 million at the end of fiscal 2007 and 2006, respectively. The decrease in self-insurance reserves was principally associated with the decrease in general liability.

•	Pension. The obligations and related assets of defined benefit retirement plans are presented in Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At both February 3, 2007 and February 2, 2008, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.0% and long-term rate of return on plan assets of 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 DSW re-launched its loyalty program, which included changing the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 2, 2008 and February 3, 2007 was $6.4 million and $5.0 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

For the fiscal years ended February 2, 2008 and February 3, 2007, the Company recorded a benefit of $154.6 million and a charge of $124.8 million, respectively, related to the change in fair value of warrants. For the fiscal years ended February 2, 2008 and February 3, 2007, the Company recorded a reduction of expenses of $93.6 million and a charge of $51.1 million, respectively, related to the change in the fair value of the conversion feature of the PIES.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2007, we established an additional valuation reserve of $84.9 million for deferred tax assets. During fiscal 2006, we established an additional valuation reserve of $2.2 million for deferred tax assets. During fiscal 2005, we established an additional valuation reserve of $14.4 million for state net operating loss carry forwards and wrote off $4.0 million of deferred tax assets no longer deductible as a result of changes in state income tax laws in Ohio.

Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return. Following the disposition of an 81% ownership interest in the Value City operations during January 2008, Value City is no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
We operate three business segments. Our Filene’s Basement segment operates full-line, off-price junior department stores. Our DSW segment is a specialty branded footwear retailer. As of February 2, 2008, a total 36 Filene’s Basement and 259 DSW stores were open. The Corporate segment consists of all corporate assets, liabilities and expenses not allocated to the other segments through corporate allocation or shared service arrangements. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of the Value City Operations are included in discontinued operations.

Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the early fall and winter holiday selling seasons for our Filene’s Basement segment. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal years 2007 and 2005 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-two	Fifty-three	Fifty-two
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	(59.9)	(58.5)	(59.7)

Gross profit	40.1	41.5	40.3
Selling, general and administrative expenses	(37.1)	(36.0)	(36.6)
Change in fair value of derivative instruments	13.3	(10.3)	(9.4)
License fees and other income	0.3	0.3	0.2

Operating profit (loss)	16.6	(4.5)	(5.5)

Interest expense	(0.7)	(0.5)	(0.8)
Interest income	0.6	0.4	0.0

Interest expense, net	(0.1)	(0.1)	(0.8)

Income (loss) from continuing operations before income taxes and minority interest	16.5	(4.6)	(6.3)
Income tax expense	(4.6)	(1.5)	(1.5)

Income (loss) from continuing operations before minority interest	11.9	(6.1)	(7.8)
Minority interest	(1.1)	(1.4)	(0.5)

Net income (loss) from continuing operations	10.8%	(7.5)%	(8.3)%
Fiscal Year Ended February 2, 2008 (“fiscal 2007”) Compared To Fiscal Year Ended February 3, 2007 (“fiscal 2006”)
Sales. Sales for fiscal 2007 increased by 9.7% to $1.87 billion from $1.71 billion for fiscal 2006. By operating segment, comparable store sales were:

	2007	2006

DSW	(0.8)%	2.5%
Filene’s Basement	3.6%	3.1%

Total	0.3%	2.7%

DSW net sales increase includes the impact of a net increase of 36 new DSW stores, 12 non-affiliated leased departments and six Filene’s Basement leased departments during fiscal 2007. Leased department sales comprised 12.5% of total net sales in fiscal 2007, compared to 10.2% in fiscal 2006. As compared to fiscal 2006, DSW stores that were new in fiscal 2007 added $66.3 million in sales, which was partially offset by a decrease in sales of $17.1 million from DSW stores that closed in fiscal 2006 and 2007. As compared to fiscal 2006, leased departments that were new in fiscal 2006, primarily the Stein Mart leased departments opened in January 2007, added $44.3 million in sales. Increases in other store classes were offset by decreases due to the impact of the 53rd week as compared to fiscal 2006. DSW comparable store sales in fiscal 2007 decreased 0.8%, or $8.9 million, compared to the previous fiscal year.

Compared with fiscal 2006, DSW comparable store sales for fiscal 2007 decreased in women’s and men’s by 1.0% and 2.1%, respectively, while increasing in athletic and accessories by 1.0% and 4.3%, respectively.
Filene’s Basement net sales for the fifty-two weeks ended February 2, 2008 increased 9.1%, or $38.8 million, to $466.3 million from $427.5 million in the fifty-three weeks ended February 3, 2007. The increase in net sales is primarily due to the comparable store sales increase of 3.6%, and a net increase of five stores over the prior year’s period. As compared to fiscal 2006, stores that were new in fiscal 2007 added $35.6 million in sales, which was partially offset by a decrease in sales of $24.1 million from stores that closed in fiscal 2007. The merchandise categories of men’s, women’s and accessories had comparable sale increases of 6.5%, 0.8%, and 12.4%, respectively. The merchandise categories of home and jewelry had comparable sale decreases of 1.6% and 5.8%, respectively.
Gross Profit. Total gross profit increased $42.1 million, or 5.9%, from $708.9 million to $751.0 million. Gross profit, as a percentage of sales, decreased to 40.1% compared to 41.5% for the prior year’s period. The decrease in the overall margin rate is attributable to the decreases in gross profit at the DSW and Filene’s Basement segments.
Gross profit, as a percent of sales by segment, was:

	2007	2006

DSW	41.5%	43.1%
Filene’s Basement	35.9%	37.0%

Total	40.1%	41.5%

DSW gross profit increased $33.1 million to $583.8 million in fiscal 2007 from $550.7 million in 2006, and decreased as a percentage of net sales from 43.1% in fiscal 2006 to 41.5% in fiscal 2007. The increase of approximately $33.1 million in gross profit is primarily attributable to the overall increase in sales. The decrease as a percentage of sales is attributable to increased markdowns partially offset by an increase in initial markup. The increase in markdowns in fiscal 2007 was a result of increased promotional activity as compared to fiscal 2006.
Filene’s Basement gross profit increased $9.0 million to $167.2 million in fiscal 2007 from $158.2 million in fiscal 2006, and decreased as a percentage of net sales from 37.0% in fiscal 2006 to 35.9% in fiscal 2007. The increase of approximately $9.0 million in gross profit is attributable to the overall increase in sales. The decrease as a percentage of sales is attributable to increased markdowns due in part to clearance merchandise sold at the Downtown Crossing Boston store partially offset by an increase in initial markup.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $80.1 million from $614.0 million in fiscal 2006 to $694.1 million in fiscal 2007. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, was $35.8 million. Pre-opening costs increased approximately $0.3 million for fiscal 2007 compared to fiscal 2006.
SG&A expense, as a percent of sales by segment, was:

	2007	2006

DSW	36.1%	35.4%
Filene’s Basement	41.8%	39.5%

Total	37.1%	36.0%

For fiscal 2007, the DSW segment SG&A expense increased $54.3 million to $507.3 million from $453.0 million in fiscal 2006 which represented 36.1% and 35.4% of net sales, respectively. The increase in SG&A expenses was a result of increases in home office related expenses of $17.7 million, professional fees of $3.0 million, and $6.0 million of expenses related to the start-up of DSW’s e-commerce channel. The DSW stores and leased departments that opened subsequent to February 3, 2007 added $20.4 million and $1.2 million in SG&A expenses in fiscal 2007, respectively. The increases in SG&A expenses were partially offset by a decrease of bonus expense of $14.4 million and a decrease in marketing expenses as compared to fiscal 2006 due to nonrecurring expenses related to the change in the loyalty program in 2006. In total, the home office increase over the prior year was approximately 0.7% of sales.
The Filene’s Basement segment SG&A expense increased $25.9 million to $194.8 million in fiscal 2007 from $168.9 million in fiscal 2006 and increased as a percent of sales from 39.5% in fiscal 2006 to 41.8% in fiscal 2007. Personnel expense, occupancy expense and other operating expenses each increased $2.1 million, $19.3 million and $4.5 million, respectively. The occupancy expenses associated with new Filene’s Basement stores opened in fiscal 2007, excluding pre-opening costs was $14.2 million. Pre-opening expense increased $1.0 million to $3.7 million in fiscal 2007 from $2.7 million in fiscal 2006.

Included in the SG&A expenses for the 2007 year are the closed store costs for the Downtown Crossing Boston location which increased $1.8 million over fiscal 2006.
Change in Fair Value of Derivatives. During fiscal 2007 and fiscal 2006, the Company recorded a non-cash reduction of expenses of $154.6 million and a charge of $124.8 million, respectively, representing the changes in fair value of Conversion Warrants and Term Loan Warrants. During fiscal 2007, $93.6 million was recorded as a reduction of expenses from the change in the fair value of the conversion feature of the PIES. During fiscal 2006, $51.1 million was recorded as a charge from the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives.
The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
License fees and other income. License fees and other income were $6.6 million in fiscal 2007 compared to $4.6 million in the prior year. The increase was primarily attributable to an insurance recovery recorded during fiscal 2007 of $0.9 million. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit (Loss). The operating profit for 2007 was $311.7 million compared to an operating loss of $76.5 million in 2006, an improvement of $388.2 million. The operating profit as a percentage of sales was 16.6% in 2007 compared to an operating loss as a percentage of sales of 4.5% in 2006.
Operating profit (loss) as a percentage of sales by segment was:

	2007	2006

DSW	5.8%	7.9%
Filene’s Basement	(3.8)%	(0.3)%

Total	16.6%	(4.5)%

The operating profit for the Corporate segment increased $424.2 million to an operating profit of $248.2 million in fiscal 2007 from an operating loss of $176.0 million in fiscal 2006, primarily due to the increase of $279.4 million between the reduction of expenses of $154.6 million versus the non-cash charge of $124.8 million for fiscal 2007 and 2006, respectively, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. The improvement also reflects the increase of $147.4 million between the reduction of expenses of $96.3 million for fiscal 2007 versus and a charge of $51.1 million recorded for fiscal 2006 related to the change in the fair value of the conversion feature of the PIES.
Interest Expense. Interest expense was $13.5 million in fiscal 2007, a $4.1 million increase from fiscal 2006. Interest expense included the amortization of debt discount of $2.0 million and $0.9 million fiscal 2007 and 2006, respectively. The increase is primarily due to the increase of $96.3 million in average borrowings during fiscal 2007.
Interest Income. During fiscal 2007, interest income rose $3.2 million to $10.5 million due to investments held by the DSW segment and an overall increase in cash and cash equivalents.
Income Taxes. Fiscal 2007 reflects a 28.1% effective tax rate as compared to a negative 32.9% fiscal 2006 effective rate. The 2007 tax rate of 28.1% reflects the impact of $154.6 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, and an increase in the valuation allowance provided for federal and state deferred tax assets of $84.9 million.
Minority Interest. Fiscal 2007 net income decreased by $19.9 million compared to $24.2 million in fiscal 2006, to reflect that portion of the income attributable to DSW minority shareholders.
Income (Loss) from Continuing Operations. The fiscal 2007 income from continuing operations improved $330.7 million compared to fiscal 2006 and represents 10.8% versus a negative 7.5% of net sales, respectively. Major contributing elements to this improvement are the $424.1 million increase in fair value of derivatives and the $3.2 million increase in interest income, offset by the $4.3 million increase in income attributable to the minority interest.
Loss from Discontinued Operations. The $128.4 million increase in the loss from discontinued operations is primarily due to the $90.0 million loss on the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures. The $90.0 million loss is primarily due to the recording of $26.6 million of guarantees and the balance was related to the write-off of the investment in the discontinued operations and the transfer of its assets.

In addition, included in the increase in the loss from discontinued operations is a $38.4 million increase in the loss from the Value City operations. The increase in the loss was due to the decrease in sales of $188.4 million primarily due to a decrease in comparable store sales and a decrease in the tax benefit of $11.2 million. The decrease in sales was partially offset by a decrease in cost of sales of $85.8 million and a decrease in SG&A expense of $71.1 million. The decrease in SG&A was primarily due to a decrease in personnel and personnel related expenses as well as there being 18 less days of variable expenses in the 52 week fiscal 2007 year as compared to the 53 week fiscal 2006 year and the fiscal 2007 results include activity through the January 22, 2008 disposition date.
Fiscal Year Ended February 3, 2007 (“fiscal 2006”) Compared To Fiscal Year Ended January 28, 2006 (“fiscal 2005”)
Sales. Sales for fiscal 2006 increased by 11.8% to $1.71 billion from $1.53 billion for fiscal 2006. By operating segment, comparable store sales were:

	2006	2005

DSW	2.5%	5.4%
Filene’s Basement	3.1%	3.5%

Total	2.7%	4.9%

DSW net sales for the fifty-three weeks ended February 3, 2007 increased by 11.8%, or $135.0 million, to $1.28 billion from $1.14 billion in the fifty-two weeks ended January 28, 2006. Comparable store sales in fiscal 2006 improved 2.5% compared to the previous fiscal year. The increase in DSW net sales includes the impact of a 53rd week in fiscal 2006 and a net increase of 24 DSW stores, 117 non-affiliated leased shoe departments and five Filene’s Basement leased shoe departments during fiscal 2006. The new DSW locations added $53.3 million in net sales compared to fiscal 2005, while the new leased shoe departments added $6.6 million in net sales. Leased shoe department sales comprised 10.2% of total net sales in fiscal 2006, compared to 10.5% in fiscal 2005.
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
Gross Profit. Total gross profit increased $90.5 million, or 14.6%, from $618.4 million to $708.9 million. Gross profit, as a percentage of sales, increased to 41.5% compared to 40.3% for the prior year’s period. The increase in the overall margin rate is attributable to the increase in gross profit from the DSW and Filene’s Basement segments.
Gross profit, as a percent of sales by segment, was:

	2006	2005

DSW	43.1%	42.4%
Filene’s Basement	37.0%	34.3%

Total	41.5%	40.3%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $52.2 million from $561.8 million in fiscal 2005 to $614.0 million in fiscal 2006. Total SG&A expense associated with new DSW and Filene’s Basement stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, were $25.0 million. Pre-opening costs increased approximately $1.3 million for fiscal 2006 compared to fiscal 2005. During fiscal 2005 DSW accrued $6.5 million related to the estimated liability for credit card data theft.
SG&A expense, as a percent of sales by segment, was:

	2006	2005

DSW	35.4%	36.3%
Filene’s Basement	39.5%	39.5%

Total	36.0%	36.6%

For fiscal 2006, the DSW segment SG&A expense increased $37.4 million to $453.0 million from $415.6 million in fiscal 2005, which represented 35.4% and 36.3% of net sales, respectively. The percentage decrease results from reductions in marketing and preopening costs of $9.0 million and $0.5 million, respectively. The marketing favorability was the result of a positive variance related to the “Reward Your Style” loyalty program compared with the prior fiscal year, resulting in a $7.1 million year over year impact. DSW was also able to reduce its marketing spend by realizing efficiencies in its media buying and moving some marketing services in house. Additional favorability in the reduced operating percent is that operating costs for fiscal 2005 included a charge of $6.5 million related to an accrual of potential losses related to the theft of credit card and other purchase information. Those positive factors were offset by an increase in store expense of $16.3 million and personnel related expenses in DSW’s home office of $18.3 million. The store expense increase is due to new stores and remained at 12% of sales compared to the prior year. The personnel expenses include additional headcount and related costs, additional incentive compensation, and the costs related to the adoption of SFAS 123R. In total, the home office increase over the prior year was approximately 1.2% of sales.
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
Change in Fair Value of Derivatives. During fiscal 2006 and fiscal 2005, the Company recorded a non-cash charge of $124.8 million and $144.2 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. The decrease in the charge is primarily due to the exercise by Cerberus Partners, L.P. (“Cerberus”) of 7,000,000 warrants during fiscal 2006. During fiscal 2006, $51.1 million was recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. There were no PIES outstanding during fiscal 2005. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives.
License fees and other income. License fees and other income were $4.6 million in fiscal 2006 compared to $2.8 million in the prior year. License fees and other income are comprised of fees from licensees and vending income. These sources of income can vary based on customer traffic and contractual arrangements.
Operating (Loss) Profit. The operating loss for 2006 was $76.5 million compared to an operating loss of $84.8 million in 2005, an improvement of $8.3 million. The operating loss as a percentage of sales was 4.5% in 2006 compared to 5.5% in 2005.
Operating (loss) profit as a percent of sales by segment was:

	2006	2005

DSW	7.9%	6.1%
Filene’s Basement	(0.3)%	(2.8)%

Total	(4.5)%	(5.5)%

The increase in the operating loss for the Corporate segment of $31.7 million is primarily due to the $51.1 million charge recorded related to the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. There were no PIES outstanding during fiscal 2005. The $51.1 million charge was partially offset by the decrease in the non-cash charge of $124.8 million in fiscal 2006 versus $144.2 million for fiscal 2005, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants.

Interest Expense. Interest expense was $9.4 million in fiscal 2006 a $2.1 million decrease from fiscal 2005. Interest expense included the amortization of debt discount of $0.9 million and $0.8 million fiscal 2006 and 2005, respectively. The increase is primarily due to the increase of $56.9 million in average borrowings during fiscal 2006.
Interest Income. During fiscal 2006, interest income rose to $7.3 million due to short-term securities held by the DSW segment and an overall increase in cash and cash equivalents.
Income Taxes. Fiscal 2006 reflects a negative 32.9% effective tax rate as compared to a negative 24.6% fiscal 2005 effective rate. The 2006 tax rate of negative 32.9% reflects the impact of $43.7 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, a decrease in the valuation allowance provided for federal and state deferred tax assets of $2.9 million, and an increase in deferred tax liability for the basis in subsidiary of $6.0 million.
Minority Interest. Fiscal 2006 net income decreased by $24.2 million compared to $7.0 million in fiscal 2005, to reflect that portion of the income attributable to DSW minority shareholders.
Loss from Continuing Operations. The fiscal 2006 loss from continuing operations increased $1.5 million compared to fiscal 2005 and represents 7.5% versus 8.3% of net sales, respectively. Major contributing elements in the change in loss from continuing operations from fiscal 2005 to fiscal 2006 are the $90.5 million increase in gross profit offset by the $52.2 million increase in SG&A expense, the $31.7 million increase in derivatives and the $17.2 million increase in minority interest expense.
Loss from Discontinued Operations. The $34.0 million decrease in the loss from discontinued operations from fiscal 2005 to fiscal 2006 is primarily due to the increase in gross profit of $15.7 million, the decrease in SG&A expense of $19.7 million and the increase in the income tax benefit of $0.7 million partially offset by a decrease in net sales of $18.8 million. The decrease in net sales was primarily due to the decrease in comparable store sales of 1.3% partially offset by the impact of a 53rd week in fiscal 2006. The increase in gross profit was primarily attributable to higher initial markups and reduced markdown rates partially offset by an increase in shrinkage expense. The decrease in SG&A expense was primarily due to reductions in personnel expense, administrative overhead expense and occupancy expenses. The increase in the income tax benefit is due to the change in the effective tax rate from 15.7% in fiscal 2005 to 33.5% in fiscal 2006. The tax rate for fiscal 2006 was impacted by the recording of $2.2 million of additional valuation allowances.
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
Liquidity and Capital Resources
Our primary ongoing cash requirements are for debt service plus seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the winter holiday selling season for Filene’s Basement. For DSW the inventory levels increase relative to the expected sales increase when its customers’ interest in new seasonal styles increases.
Net working capital was $295.9 million and $274.4 million at February 2, 2008 and February 3, 2007, respectively. Current ratios at those dates were 1.98 and 1.45, respectively. Net cash provided by operating activities from continuing operations totaled $76.2 million and $84.3  ;million in fiscal 2007 and 2006, respectively. The fiscal 2007 decrease of $8.1 million in net cash provided by operating activities is primarily due to the (i) $13.1 million decrease from the change in working capital assets and liabilities, (ii) $330.7 million increase in the fiscal 2007 net income from continuing operations and (iii) $424.1 million decrease in the non cash change in the fair value of derivatives.
Net working capital was $274.4 million and $147.7 million at February 3, 2007 and January 28, 2006, respectively. Current ratios at those dates were 1.45 and 1.25, respectively. Net cash provided by operating activities totaled $84.3 million and $68.6 million in fiscal 2006 and 2005, respectively. The fiscal 2006 increase of $15.7 million in net cash provided by operating activities is primarily due to the (i) $23.5 million decrease in deferred income taxes and other non current liabilities, (ii) $1.5 million increase in the fiscal 2006 net income from continuing operations and (iii) $31.7 million increase in the non cash charge from the change in fair value of warrants.
Cash used for capital expenditures was $118.9 million and $58.2 million in fiscal 2007 and 2006, respectively, and excludes the impact of capital expenditures in accounts payable. During fiscal 2007, capital expenditures included $52.4 million for new stores,

$9.4 million for improvements in existing stores, $15.9 million for office and warehousing, $26.3 million related to the start-up of DSW’s e-commerce channel and $14.9 million for information technology upgrades and new systems, excluding the e-commerce channel.
DSW expects to spend approximately $90 million for capital expenditures in fiscal 2008. DSW’s future investments will depend heavily on the number of stores they open and remodel, infrastructure and information technology programs that they undertake and the timing of these expenditures. In fiscal 2007, DSW opened 37 new stores. DSW plans to open at least 30 stores per year in each fiscal year from fiscal 2008 through fiscal 2010. During fiscal 2007, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
Filene’s Basement plans to open at least one new store and fully remodel a store and improve its existing distribution facility in fiscal 2008. Filene’s Basement expects to spend $6.5 million for capital expenditures over the next fiscal year.
On August 16, 2006, Retail Ventures issued $125 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan. The Filene’s Basement Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to collectively as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$100 Million Secured Revolving Credit Facility — The Filene’s Basement Revolving Loan
In connection with RVI’s disposition of its 81% ownership of its Value City business segment effective January 23, 2008, Value City was released from its obligations under the $275 million secured revolving credit facility (referred to herein as the “VCDS Revolving Loan”), which was terminated, and any collateral security granted by Value City to secure such obligations was also released. The VCDS Revolving Loan included Filene’s Basement as a co-borrower. Effective January 23, 2008, Filene’s Basement entered into a $100 million secured revolving credit facility (the “Filene’s Basement Revolving Loan”) through an amendment and restatement of its indebtedness and obligations as a co-borrower under the VCDS Revolving Loan.
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At February 2, 2008, $27.0 million was available under the Filene’s Basement Revolving Loan. Direct borrowings aggregated $22.5 million and $3.4 million letters of credit were issued and outstanding. There were no borrowings or letters of credit under the Filene’s Basement Revolving Loan as of February 3, 2007. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of

DSW’s shares of DSWSW. At February 2, 2008, $134.3 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. At February 2, 2008 and February 3, 2007, $15.7 million and $13.4 million, respectively, in letters of credit were issued and outstanding. At February 3, 2007, $136.6 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
The principal balances of the $100 million Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with one of the Term Loans. The Term Loan Warrants are exercisable at any time prior to June 11, 2012. In September 2002, Back Bay bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Payment of and Amendment to Term Loans
Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower under the Term Loans, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.
Non-Convertible Loan — Related Parties
$75 Million Senior Subordinated Convertible Loan
As amended in 2002, borrowings under our $75 million Convertible Loan bore interest at 10% per annum. At our option, interest could be payment-in-kind (“PIK”) during the first two years, and thereafter, at our option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2005, the Convertible Loan was guaranteed by all our principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the VCDS Revolving Loan and Term Loans. All interest was paid in cash.
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
$0.25 Million Senior Non-Convertible Loan
On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised. This loan and cash collateral was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES.
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
RVI used a portion of the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan. An additional $0.25 million of the Non-Convertible Loan was paid by Value City to Cerberus, together with interest, in fiscal 2007. During fiscal 2007, RVI assumed the remaining $0.25 million Non-Convertible Loan still held by SSC, and SSC continues to hold restricted cash of $0.25 million as collateral for the remaining balance of the Non-Convertible Loan.
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

During fiscal 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $93.6 million. During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007 of $51.1 million. As of February 2, 2008, the fair value asset recorded for the conversion feature of the PIES was $30.8 million.
Auction Rate Securities
As of February 2, 2008, $38.0 million of DSW’s $82.5 million in total investments was invested in auction rate securities. DSW has reduced its investment in auction rate securities to $13.7 million as of March 31, 2008. Due to auction failures limiting the liquidity of DSW’s investments, DSW has presented $10.0 million of its investment in auction rate securities as long-term investments as of February 2, 2008 that were previously classified as short term investments. If DSW is unable to liquidate the remaining auction rate securities at their scheduled auction dates, DSW may not have access to its funds until the maturity date of these investments, which could be until 2034. DSW believes that the current lack of liquidity relating to its auction rate securities will have no impact on its ability to fund the ongoing operations and growth initiatives.
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions; amounts owed under guarantees of Value City’s operations regarding certain equipment leases; amounts owed under certain employee benefit plans; amounts owed under certain income tax liabilities, amounts owed by RVS under certain service agreements through which Value City obtains general services or information technology equipment or licenses.
As of February 2, 2008, RVI had recorded a liability of $26.6 million for the guarantees of Value City commitments. If Value City does not continue as a going concern and Value City is unable to pay its obligations with respect to the foregoing indebtedness guaranteed by Retail Ventures or RVS, these guarantees may become immediately due and payable by Retail Ventures or RVS, as applicable, which would have a material adverse effect on RVI.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. If Value City does not continue as a going concern and Value City is unable to pay its obligations with respect to the transition services the Company may be unable to recover some or all of the unremitted transition service charges.
Liquidity Relating to the Filene’s Basement Downtown Crossing Boston Store
With respect to the temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store, the landlord is making payments to Filene’s Basement until the premises are renovated and turned over to Filene’s Basement.
Contractual Obligations
We have the following minimum commitments under contractual obligations. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about known contractual obligations and other long-term liabilities as of February 2, 2008 (dollars in thousands).

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations(6)	Total	1 Year	Years	Years	5 Years	Date
Long—term debt	$166,500		$250	$143,750	$22,500	$
Interest payments on long—term debt(1)	35,847	$9,642	19,062	7,143
Operating lease obligations (2)	1,394,062	163,002	326,007	284,377	620,676
Construction commitments(3)	5,835	5,835
Other (4)	42,905	21,689	7,909	6,040	7,267
FIN 48 (5)	3,941				3,941

Total	$1,649,090	$200,168	$353,228	$441,310	$654,384	$

(1)	Projected interest payments are for the PIES, Non-Convertible Loan and the Filene’s Basement Revolving Loan and are based on the outstanding principal amount at February 2, 2008 and interest rate per the agreement.

(2)	Many operating leases require us, as part of the lease, to pay for common area maintenance, real estate taxes and contingent rents. These costs vary year by year and are based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

(3)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of February 2, 2008.

(4)	Other contractual obligations include purchase commitments, guarantees and indemnificiations. Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

(5)	The amount of FIN 48 obligations as of February 2, 2008, is $3.9 million, including approximately $0.9 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The balance of the uncertain tax benefits are included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(6)	Deferred taxes, minority interest, payments on RVI restricted stock units and payments related to pension plans are not included in this table.
In 2006, RVI used the proceeds from the issuance of PIES to repay the approximately $49.7 million remaining balance of an intercompany note due Value City, and to lend Value City and Filene’s Basement $62 million through intercompany loans. Value City used these and other funds to pay down $49.5 million of the outstanding principal amount of the $50 million Non-Convertible Loan and approximately $36.5 million of borrowings under the VCDS Revolving Loan. During 2005, the Company repaid the amount owed on the $100 million VCDS Term Loans plus accrued interest, $25 million of the $75 million Convertible Loan and a portion of the Revolving Credit Facility with the proceeds of DSW’s IPO used to repay intercompany promissory notes relating to dividends issued by DSW to Retail Ventures.
At February 2, 2008, the Company has outstanding $143.8 million of PIES, $22.5 million of direct borrowings under the Filene’s Basement Revolving Loan and $0.25 million under the assumed Non-Convertible Loan. At February 3, 2007, the Company had outstanding $143.8 million of PIES and $35.0 million of direct borrowings attributed to Filene’s Basement under the VCDS Revolving Loan.
The Company had outstanding letters of credit that totaled approximately $3.4 million and $15.7 million, respectively, at February 2, 2008, on the Filene’s Basement Revolving Loan and DSW Revolving Loan and $2.1 million and $13.4 million, respectively, at February 3, 2007 on the Filene’s Basement portion the VCDS Revolving Loan and DSW Revolving Loan. If certain conditions are not met under these letter of credit arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of the terms set forth in these arrangements.
During the current year, we have continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $5.8 million at February 2, 2008. In addition, we signed lease agreements for 38 new store locations with annual aggregate rent of $14.0 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $10.6 million of tenant improvement allowances which will offset future capital expenditures.

We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. We disclose in the Notes to Consolidated Financial Statements the minimum payments due under operating or capital leases. See Note 6 — Leases beginning on page F-21.
Additional information regarding our financial commitments as of February 2, 2008 is provided in the Notes to Consolidated Financial Statements. See Note 7 — Long-Term Obligations beginning on page F-22 and Note 11 — Commitments and Contingencies beginning on page F-28.
Recent Accounting Pronouncements
Recent accounting pronouncements and their impact on Retail Ventures are disclosed in Note 1 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of February 2, 2008, as that term is described by the SEC.
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
Auction Rate Securities
As of February 2, 2008, DSW had $38.0 million invested in auction rate securities. DSW was able to successfully decrease its investment to $13.7 million as of March 31, 2008. Due to auction failures limiting the liquidity of DSW’s investment, DSW has classified $10.0 million of investment in auction rate securities to long-term investments as of February 2, 2008. While recent failures in the auction process have affected DSW’s ability to access these funds, DSW does not believe that the underlying valuation of the securities have been impaired. DSW expects to continue to earn interest at the prevailing rates on its remaining auction rate securities.
Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the $100 million Filene’s Basement Revolving Loan and the $150 million DSW Revolving Loan. At February 2, 2008, direct borrowings aggregated $22.5 million and an additional $19.1 million of letters of credit were outstanding against these revolving credit facilities. A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the year ended February 2, 2008, net of income taxes, would have had an approximate $0.3 million impact on our financial position, liquidity and results of operations.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (the “VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. At the date of issuance, January 23, 2008, the closing price of the RVI Common Shares was $6.09. Upon exercise of the VCHI Warrants, Retail Ventures will deliver the shares via net-share or physical settlement at the election of the warrant holder.
The VCHI Warrants are not derivative instruments as defined under SFAS No. 133. The warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.5 years; expected volatility of 58.4% and an expected dividend yield of 0.0%.

Term Loan Warrants and Conversion Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
During fiscal 2007, the Company recorded a reduction of expenses related to the change in the fair value of the Conversion Warrants and Term Loan Warrants of $154.6 million. As of February 2, 2008, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants is $42.2 million. The $26.6 million value ascribed to the Conversion Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.4 years; expected volatility of 55.5%; and an expected dividend yield of 0.0%. The $15.6 million value ascribed to the Term Loan Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.7%; expected life of 4.4 years; expected volatility of 55.4% and an expected dividend yield of 0.0%. As the Conversion Warrants and Term Loan Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of such warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During fiscal 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $93.6 million. As of February 2, 2008, the fair value asset recorded for the conversion feature was $30.8 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.2%; expected life of 3.6 years; expected volatility of 44.0%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and financial statement schedule and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that such disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control system as of February 2, 2008. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of February 2, 2008.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering the Company’s internal control over financial reporting, as stated in its report which begins on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION. None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2008, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the information required by this Item.
NYSE Certification
Mr. Wilansky, Chief Executive Officer and President of the Company, and Mr. McGrady, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, have issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable SEC regulations with respect to this Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibits 31 and 32 to this Annual Report on Form 10-K.
Mr. Wilansky submitted his annual certification to the New York Stock Exchange (“NYSE”) on June 22, 2007, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.
Item 11. EXECUTIVE COMPENSATION.
In accordance with General Instruction G(3), the information contained under the captions “COMPENSATION OF MANAGEMENT” and “OTHER DIRECTOR INFORMATION COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION — GENERAL” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item. The report of the Compensation Committee of the Company’s Board of Directors on executive compensation included in the Proxy Statement shall not be deemed to be incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
SHAREHOLDER MATTERS.
In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS” and EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION- CORPORATE GOVERNANCE PRINCIPLES.” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
15(a)(1) Financial Statements
The documents listed below are filed as part of this Form 10-K:

Page in
Form 10-K
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at February 2, 2008 and February 3, 2007	F-2
Consolidated Statements of Operations for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-4
Consolidated Statements of Shareholders’ Equity for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-5
Consolidated Statements of Cash Flows for the years ended February 2, 2008, February 3, 2007 and January 28, 2006	F-7
Notes to Consolidated Financial Statements	F-8
15(a)(2) Consolidated Financial Statement Schedules:
The schedule listed below is filed as part of this Form 10-K:
Schedule I. Condensed Financial Information of Registrant	S-1
Schedule II. Valuation and Qualifying Accounts	S-2
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

RETAIL VENTURES, INC.
April 24, 2008	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief
Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board of Directors	April 24, 2008
Jay L. Schottenstein

/s/ Heywood Wilansky Heywood Wilansky	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2008

/s/ James A. McGrady James A. McGrady	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 24, 2008

*	Director	April 24, 2008
Henry L. Aaron

*	Director	April 24, 2008
Ari Deshe

*	Director	April 24, 2008
Jon P. Diamond

*	Director	April 24, 2008
Elizabeth M. Eveillard

*	Director	April 24, 2008
Lawrence J. Ring

*	Director	April 24, 2008
Harvey L. Sonnenberg

*	Director	April 24, 2008
James L. Weisman

*By:	/s/ James A. McGrady James A. McGrady (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Retail Ventures, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company discontinued the Value City segment of its operations in January 2008 when it disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co. on January 23, 2008. The loss on the sale and operating results prior to the sale are included in loss from discontinued operations in the accompanying consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 24, 2008

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
February 2, 2008 and February 3, 2007
(in thousands, except share amounts)

	February 2,	February 3,
	2008	2007
ASSETS
Cash and equivalents	$112,951	$143,020
Restricted cash	257
Short-term investments	70,005	98,650
Accounts receivable, net	14,373	9,369
Accounts receivable from related parties	2,245	3,767
Inventories	339,320	328,560
Prepaid expenses and other current assets	31,232	27,508
Deferred income taxes	28,225	25,737
Current assets of discontinued operations		251,336

Total current assets	598,608	887,947

Property and equipment, at cost:
Furniture, fixtures and equipment	242,369	178,110
Leasehold improvements	176,380	140,748

	418,749	318,858
Accumulated depreciation and amortization	(164,090)	(139,390)

Property and equipment, net	254,659	179,468
Goodwill	25,899	25,899
Long-term investments	12,500
Note receivable from discontinued operations		34,441
Tradenames and other intangibles, net	19,927	26,401
Deferred income taxes		26,114
Conversion feature of long-term debt	30,848
Other assets	9,524	8,926
Non current assets of discontinued operations		112,462

Total assets	$951,965	$1,301,658

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
February 2, 2008 and February 3, 2007
(in thousands, except share amounts)

	February 2,	February 3,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$149,900	$144,037
Accounts payable to related parties	2,431	48,652
Accrued expenses:
Compensation	8,407	33,260
Taxes	22,857	19,696
Guarantees from discontinued operations	17,477
Other	59,461	60,769
Warrant liability	936	3,594
Warrant liability-related parties	41,277	212,806
Current liabilities of discontinued operations		90,694

Total current liabilities	302,746	613,508

Long-term obligations	157,793	168,053
Conversion feature of long-term debt		62,770
Other noncurrent liabilities	128,497	89,698
Deferred income taxes	29,657
Non current liabilities of discontinued operations		137,581

Minority interest	160,349	138,428

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,623,430 and 47,270,777 outstanding, respectively	305,254	276,690
Accumulated deficit	(130,577)	(184,461)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants	124
Accumulated other comprehensive loss	(1,819)	(233)
Accumulated other comprehensive loss from discontinued operations		(317)

Total shareholders’ equity	172,923	91,620

Total liabilities and shareholders’ equity	$951,965	$1,301,658

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(in thousands, except per share amounts)

	February 2,	February 3,	January 28,
	2008	2007	2006
Net sales	$1,871,904	$1,706,533	$1,533,396
Cost of sales	(1,120,899)	(997,667)	(915,009)

Gross profit	751,005	708,866	618,387
Selling, general and administrative expenses	(694,108)	(614,015)	(561,845)
Change in fair value of derivative instruments	96,276	(53,012)	(151)
Change in fair value of derivative instruments- related parties	151,917	(122,943)	(144,058)
License fees and other income	6,576	4,638	2,843

Operating profit (loss)	311,666	(76,466)	(84,824)
Non-related parties interest expense	(13,536)	(7,159)	(4,125)
Related parties interest expense	(12)	(2,284)	(7,407)

Total interest expense	(13,548)	(9,443)	(11,532)
Interest income	10,472	7,306	—

Interest expense, net	(3,076)	(2,137)	(11,532)

Income (loss) from continuing operations before income taxes and minority interest	308,590	(78,603)	(96,356)
Income tax expense	(86,607)	(25,873)	(23,745)

Income (loss) from continuing operations before minority interest	221,983	(104,476)	(120,101)
Minority interest	(19,879)	(24,166)	(7,002)

Income (loss) from continuing operations	202,104	(128,642)	(127,103)
Loss from discontinued operations, net of tax	(150,662)	(22,271)	(56,315)

Net income (loss)	$51,442	$(150,913)	$(183,418)

Basic earnings (loss) per share from continuing operations	$4.20	$(2.85)	$(3.29)
Diluted earnings (loss) per share from continuing operations	$3.56	$(2.85)	$(3.29)
Basic loss per share from discontinued operations	$(3.13)	$(0.49)	$(1.46)
Diluted loss per share from discontinued operations	$(2.65)	$(0.49)	$(1.46)
Basic earnings (loss) per share	$1.07	$(3.35)	$(4.75)
Diluted earnings (loss) per share	$0.91	$(3.35)	$(4.75)

Basic shares	48,165	45,088	38,586
Diluted shares	56,794	45,088	38,586
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(in thousands)

	Number of Shares
						Retained			Accumulated
		Common				Earnings	Deferred		Other
	Common	Shares in	Common			(Accumulated	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants		Deficit)	Expense	Shares	sive Loss	Total
Balance, January 29, 2005	34,111	8	$143,477		$6,074	$42,756	$(3)	$(59)	$(7,068)	$185,177
Loss from continuing operations						(127,103)				(127,103)
Loss from discontinued operations						(56,315)				(56,315)
Change in minimum pension liability, net of income tax benefit of $495									159	159
Change in minimum pension liability, net of income tax benefit of $429, discontinued operations									(20)	(20)

Total comprehensive loss										(183,279)

Initial public offering of subsidiary						104,187				104,187
Capital transactions of subsidiary						393				393
Exercise of stock options	5,754		26,286							26,286
Excess tax benefit related to stock option excercises			9,974							9,974
Amortization of deferred compensation expense							2			2
Warrant reclassification to liability					(6,074)					(6,074)
Warrant adjustment to fair value			(20,120)							(20,120)

Balance, January 28, 2006	39,865	8	$159,617	$		$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Loss from continuing operations						(128,642)				(128,642)
Loss from discontinued operations						(22,271)				(22,271)
Change in minimum pension liability, net of income tax expense of $44									500	500
Change in minimum pension liability, net of income tax expense of $109, discontinued operations									692	692

Total comprehensive loss										(149,721)

Capital transactions of subsidiary						2,534				2,534
Stock based compensation expense, before related tax effects			634							634
Exercise of stock options	406		2,934							2,934
Exercise of warrants	7,000		110,317							110,317
Deferred income tax adjustment			3,189							3,189
Reclassification of unamortized deferred compensation			(1)				1
Adjustment to initially apply FASB Statement No. 158, net of tax expense of $1,543									2,403	2,403

Adjustment to initially apply FASB Statement No. 158, net of tax expense of $1,787, discontinued operations									2,784	2,784

Balance, February 3, 2007	47,271	8	$276,690	$		$(184,461)	$	$(59)	$(550)	$91,620

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(in thousands)

	Number of Shares
						Retained			Accumulated
		Common				Earnings	Deferred		Other
	Common	Shares in	Common			(Accumulated	Compensation	Treasury	Comprehen-
	Shares	Treasury	Shares	Warrants		Deficit)	Expense	Shares	sive Loss	Total
Balance, February 3, 2007	47,271	8	$276,690	$		$(184,461)	$	$(59)	$(550)	$91,620
Income from continuing operations						202,104				202,104
Loss from discontinued operations						(150,662)				(150,662)
Change in minimum pension liability, net of income tax expense of $1,004									(1,269)	(1,269)

Total comprehensive income										50,173

Capital transactions of subsidiary						3,083				3,083
Cumulative effect of FIN 48 adoption for discontinued operations						(641)				(641)
Reclassification of stock appreciation rights			1,934							1,934
Stock based compensation expense, before related tax effects			947							947
Exercise of stock options	19		71							71
Exercise of warrants	1,333		25,612							25,612
Issuance of warrants					124					124

Balance, February 2, 2008	48,623	8	$305,254		$124	$(130,577)	$	$(59)	$(1,819)	$172,923

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(in thousands)

	February 2,	February 3,	January 28,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$51,442	$(150,913)	$(183,418)
Less: Loss from discontinued operations, net of tax	150,662	22,271	56,315

Income (loss) before discontinued operations	202,104	(128,642)	(127,103)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	3,495	2,147	1,044
Amortization of deferred compensation		1	2
Stock based compensation expense	947	634
Stock based compensation expense of subsidiary	3,083	2,534
Depreciation and amortization	40,785	33,071	30,997
Change in fair value of derivative instruments (($151,917), $122,943 and $144,058 - related party)	(248,193)	175,955	144,209
Deferred income taxes and other noncurrent liabilities	70,931	(21,475)	2,050
Excess tax benefit related to stock option exercises			9,472
Impairment of assets	5,622	832	507
Loss on disposal of assets	350	1,183	1,305
Minority interest in consolidated subsidiary	19,879	24,166	7,002
Other	(186)	1,865	1,586
Change in working capital, assets and liabilities:
Accounts receivable	(3,482)	(1,262)	9,216
Inventories	(10,760)	(43,935)	(11,161)
Prepaid expenses and other assets	(4,690)	(9,186)	(7,936)
Accounts payable	9,396	26,721	(11,969)
Proceeds from lease incentives	14,002	10,168	10,781
Accrued expenses	(27,052)	9,536	8,598

Net cash provided by operating activities from continuing operations	76,231	84,313	68,600
Net cash provided by (used in) operating activities from discontinued operations	12,944	12,667	(35,856)

Cash flows from investing activities:
Cash paid for property and equipment	(115,408)	(58,657)	(29,913)
Purchases of available-for-sale investments	(209,855)	(188,250)
Maturities and sales from available-for-sale investments	226,000	89,600
Acquisition of tradename	(21)

Net cash used in investing activities from continuing operations	(99,284)	(157,307)	(29,913)
Net cash used in investing activities from discontinued operations	(658)	(7,408)	(16,421)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(12,500)	5,000	(40,021)
Payments on notes to discontinued operations		(84,119)	(190,322)
Proceeds from issuance of Premium Income Exchangeable Securities		143,750
Proceeds from exercise of warrants	6,000	31,500
Proceeds from exercise of stock options	71	2,934	26,286
Debt issuance costs	(587)	(6,156)	(1,297)
Proceeds from sale of stock of subsidiary			277,963

Net cash (used in) provided by financing activities from continuing operations	(7,016)	92,909	72,609

Net cash (used in) provided by financing activities from discontinued operations	(29,487)	(3,684)	(50,454)
Net (decrease) increase in cash and equivalents from continuing operations	$(30,069)	$19,915	$111,296
Cash and equivalents from continuing operations, beginning of year	143,020	123,105	11,809
Cash and equivalents from continuing operations, end of year	$112,951	$143,020	$123,105
Net (decrease) increase in cash and equivalents from discontinued operations	$(17,201)	$1,575	$(1,823)
Cash and equivalents from discontinued operations, beginning of year	17,201	15,626	17,449
Cash and equivalents from discontinued operations, end of year	$0	$17,201	$15,626
The accompanying notes are an integral part of the consolidated financial statements.

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange under the ticker symbol “RVI”. The Company operates three segments in the United States of America (“United States”). Filene’s Basement, Inc. (“Filene’s Basement”) is an off-price retailer and DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments. As of February 2, 2008, there were 259 DSW stores located in major metropolitan areas throughout the United States and 36 Filene’s Basement stores located in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, for 342 locations for other non-related retailers in the United States.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of February 2, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding Common Shares and approximately 93.2% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.
Principles of Consolidation
The consolidated financial statements include the accounts of Retail Ventures, its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of Value City’s operations are included in discontinued operations (see Note 2 to the Consolidated Financial Statements).
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal year 2007 contains 52 weeks, fiscal year 2006 contains 53 weeks and fiscal 2005 contains 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for insurance, calculating retirement benefits and derivative valuations. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Cash and Equivalents
Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days to be cash equivalents.

Investments
Investments include auction rate securities and demand notes and are classified as available-for-sale securities. These securities are recorded at cost and have variable interest rates that typically reset every 3 to 189 days. All income generated from these investments is recorded as interest income.
The Company evaluates its investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss. Based on the nature of the impairment(s), the Company would record a temporary impairment as an unrealized loss in comprehensive income or an other than temporary impairment in earnings. The Company did not recognize any impairment on investments during fiscal 2007, fiscal 2006 or fiscal 2005. Please see Note 5 for additional discussion of the investment in auction rate securities.
Accounts Receivable, Net
Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates. The allowance for doubtful accounts was $0.2 million and $0.1 million at February 2, 2008 and February 3, 2007, respectively.
Concentration of Credit Risk
Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash, equivalents, and short term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of FDIC insurance limits. The Company also maintains auction rate securities and demand notes with a creditworthy institution.
Concentration of Vendor Risk
During fiscal years 2007, 2006, and 2005, merchandise supplied to DSW by three key vendors accounted for approximately 21%, 22%, and 22% of net sales, respectively. During fiscal 2007, merchandise supplied to the Filene’s Basement segment by three key vendors accounted for approximately 12.4% of Filene’s Basement’s net sales in the aggregate.
Inventories
Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale. Reserves to value inventory at its realizable value were $31.8 million and $25.0 million at the end of fiscal year 2007 and 2006, respectively.
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
Pre-Opening Expenses
Pre-opening costs associated with the opening of new stores are expensed as incurred for stores opened during the fiscal year and those under construction and to be opened in future fiscal years. Pre-opening costs expensed were $10.0 million, $9.7 million and $8.4 million for fiscal 2007, 2006 and 2005, respectively. During these respective periods, the Company opened 37 DSW and seven Filene’s Basement stores in 2007, 29 DSW stores and five Filene’s Basement stores in 2006 and 29 DSW stores and one Filene’s Basement store in 2005.

Property and Equipment
Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives (10 years) or initial lease term. The estimated useful lives of furniture, fixtures and equipment are three to ten years.
Asset Impairment and Long-Lived Assets
The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company’s review is conducted at the lowest identifiable level of cash flows which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted future cash flows. The impairment loss is included in selling, general and administrative expense. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative.
Impairment charges by segment, excluding goodwill, are as follows (in thousands):

	Fiscal Year
	2007	2006	2005
DSW	$2,081	$832	$234
Filene’s Basement	3,541		273

	$5,622	$832	$507
Store Closings
During fiscal 2007, the Company recorded additional reserves for the closing of one DSW store and two Filene’s Basement stores. During fiscal 2006, the Company recorded additional reserves for the closing of five DSW stores. The operating lease at one of the five stores was terminated through the exercise of a lease kick-out option. During the first quarter of 2006, the Company closed one Filene’s Basement store for which closing costs were accrued during the fourth quarter of 2005. These estimates are monitored on at least a quarterly basis for changes in circumstances.
The table below sets forth the significant components and activity related to these closing reserves (in thousands):

	Balance at	Related			Balance at
	2/3/07	Charges	Payments	Adjustments	2/2/08
Employee severance and termination benefits		$2,104	$(1,715)	$	$389
Lease Costs	$75	300	(360)		15
Other		771	(771)

Total	$75	$3,175	$(2,846)	$	$404

	Balance at	Related			Balance at
	1/28/06	Charges	Payments	Adjustments	2/3/07
Employee severance and termination benefits	$86	$37	$(123)
Lease Costs	282	552	(992)	$233	$75
Other		64	(64)

Total	$368	$653	$(1,179)	$233	$75
Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Tradenames and Other Intangible Assets
Tradenames and other intangible assets are comprised of values assigned to names and leases the Company acquired. The accumulated amortization for these assets is $25.9 million and $23.5 million at February 2, 2008 and February 3, 2007, respectively. During fiscal 2007, the Company wrote off a tradename in its entirety. The impact of this write-off is included in discontinued operations in the statement of operations.

			Filene’s
	Corporate	DSW	Basement	Total
	(dollars in thousands)
As of February 2, 2008
Domain name:
Not subject to amortization		$21		$21
Tradenames:
Gross amount		12,750	$9,900	22,650
Accumulated amortization		(8,287)	(5,225)	(13,512)
Useful life		15 years	15 years
Favorable lease values:
Gross amount		$140	$23,057	$23,197
Accumulated amortization		(102)	(12,327)	(12,429)
Useful life		14 years	19 years
As of February 3, 2007
Tradenames:
Gross amount	$4,066	$12,750	$9,900	$26,716
Accumulated amortization	(814)	(7,437)	(4,565)	(12,816)
Useful life	15 years	15 years	15 years
Favorable lease values:
Gross amount		$140	$23,057	$23,197
Accumulated amortization		(98)	(10,598)	(10,696)
Useful life		14 years	17 years
Aggregate amortization expense for the current and each of the five succeeding years is as follows (in thousands):

			Filene’s
Fiscal Year	Corporate	DSW	Basement	Total
2007	$271	$854	$2,389	$3,514
2008		854	2,334	3,188
2009		854	1,531	2,385
2010		854	1,531	2,385
2011		854	1,531	2,385
2012		854	1,475	2,329
Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability estimates are calculated, utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. The self-insurance reserves were $3.0 million and $3.6 million at the end of fiscal 2007 and 2006, respectively.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption were $38.1 million and $32.4 million, at February 2, 2008 and February 3, 2007, respectively.
Construction and Tenant Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These allowances are included in the caption other non-current liabilities and were $76.2 million and $57.0 million, at February 2, 2008 and February 3, 2007, respectively.
Revenue Recognition
Revenues from merchandise sales are recognized at the point of sale, net of returns and exclude sales tax. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, it was determined that there was enough historical data to recognize income from gift card breakage. The Company recognized $0.4 million as miscellaneous income from gift card breakage in fiscal 2007. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.
Customer Loyalty Program
DSW maintains a customer loyalty program for the DSW stores in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 DSW re-launched its loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of February 2, 2008 and February 3, 2007 was $6.4 million and $5.0 million, respectively.
Derivative Financial Instruments
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS 133, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of February 2, 2008 or February 3, 2007. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
Minority Interest
The minority interest liability represents the portion of DSW’s total shareholders’ equity owned by unaffiliated investors in DSW. The minority interest percentage is computed by the ratio of shares held by unaffiliated interests to total shares outstanding. Minority interest in the statement of operations is calculated using the same ratio. In the statement of cash flows, the non-cash minority interest represents the minority shareholders’ portion of DSW’s income as well as their allocable portion of DSW equity transactions other than retained earnings.
Earnings Per Share
Basic earnings per share is based on net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, stock appreciation rights and warrants, calculated using the treasury stock method. The numerator for the diluted earnings (loss) per share calculation is the net income (loss). The denominator is the weighted average number of shares outstanding.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
		(in thousands)
Assumed exercise of dilutive weighted average shares outstanding	48,165	45,088	38,586
Assumed exercise of dilutive stock appreciation rights	227
Assumed exercise of dilutive stock options	527
Assumed exercise of dilutive term loan warrants	2,607
Assumed exercise of dilutive conversion warrants	5,268

Number of shares for computation of dilutive earnings per share	56,794	45,088	38,586

The amount of securities outstanding at February 2, 2008, February 3, 2007 and January 28, 2006 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
VCHI warrants	150
Stock options	334	1,335	1,782
SARs	499	978	1,308
Term loan warrants		4,413	4,413
Conversion warrants		9,667	16,667

Total of all potentially dilutive instruments	983	16,393	24,170

Stock-Based Compensation
For purposes of applying the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”), the fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. See Note 4 for a detailed discussion of stock-based compensation.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company presents other comprehensive income (loss) in its consolidated statements of shareholders’ equity.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 provides for a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of this statement is described in Note 12.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB has provided a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires the employer to measure the funded status of the plan as of the date of its year-end statement of financial position. The employer still must disclose any additional information about certain effects of net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation in the notes to financial statements. The adoption of SFAS 158 at February 3, 2007 decreased its liabilities by $2.4 million and increased shareholders’ equity by $2.4 million. These changes to the Company’s financial statements were non-cash and have no impact on the Company’s existing debt covenants, credit ratings or financial flexibility.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations, (“SFAS 141R”), FAS 141R establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Adoption of SFAS 141R will not impact our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact this statement may have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). This statement establishes enhanced disclosures about the entity’s derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS 161 will result in enhanced disclosure regarding the Company’s derivatives.
2. DISCONTINUED OPERATIONS
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.
Included in the fiscal 2007 loss from discontinued operations of $150.7 million is $60.7 million of after-tax net loss for the Value City operations through January 22, 2008 and the loss on the sale of the Value City operations of $90.0 million. The loss on the sale is comprised of $26.6 million for the recording of guarantees, the write off of the remaining investment in the discontinued operations and the balance was related to the transfer of assets. See additional information regarding the guarantees within Note 11 to the consolidated financial statements.
The following table presents the significant components of Value City operating results included in discontinued operations.

	Fiscal Years Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(in thousands)
Net sales	$1,172,687	$1,361,125	$1,379,975

Loss before income taxes	$(60,653)	$(33,514)	$(66,836)
Income tax benefit		11,243	10,521

Loss from discontinued operations, net of tax	$(60,653)	$(22,271)	$(56,315)

The following table presents the assets and liabilities of Value City reflected as discontinued operations in the Consolidated Balance Sheet (in thousands).

February 3,
2007
Cash	$17,201
Restricted cash	511
Accounts receivable, net	7,667
Inventories	217,024
Prepaid expenses and other	8,933

Total current assets	251,336

Property and equipment, net	100,440
Tradenames and intangibles, net	8,574
Other non current assets	3,448

Total non current assets	112,462

Total assets	$363,798

Accounts payable, net	$24,647
Accrued expenses	65,281
Current maturities of long-term obligations	766

Total current liabilities	90,694

Note payable to parent	34,441
Long-term obligations, net of current maturities	97,730
Other non current liabilities	5,410

Total non current liabilities	137,581

Total liabilities	$228,275

3. RELATED PARTY TRANSACTIONS
The Company purchases merchandise from affiliates of Schottenstein Stores Corporation (“SSC’’), the direct owner of approximately 39.5% of the common shares of Retail Ventures (excluding common shares underlying warrants held by SSC). The amount of purchases from SSC and its affiliates in fiscal 2007, fiscal 2006 and fiscal 2005 was $0.7 million, $2.2 million and $2.4 million, respectively.
The Company also leases certain store and warehouse locations owned by SSC.
Accounts receivable from and payable to SSC and its affiliates principally result from commercial transactions with entities owned or controlled by SSC or intercompany transactions with SSC. Settlement of affiliate receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. SSC provides certain real estate services to the Company for which the Company expensed $0.2 million in fiscal 2007. In fiscal 2007, SSC also assisted in the closing of the Downtown Crossing Boston store, resulting in expense to the Company of $0.7 million.
Cerberus, as a beneficial owner of approximately 4.3% of the outstanding common shares of Retail Ventures, is also a related party. Cerberus is the holder of 1,731,460 term loan warrants as of February 2, 2008.
See Notes 6, 7 and 10 to the consolidated financial statements for additional related party disclosures.
4. STOCK BASED COMPENSATION
On January 29, 2006, Retail Ventures adopted the fair value recognition provisions of SFAS 123R relating to its stock-based compensation plans. Prior to January 29, 2006, Retail Ventures had accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common shares on the date of grant.
Under the modified prospective method of SFAS 123R, compensation expense was recognized during the year ended February 2, 2008 for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of SFAS

123, and for all stock based payments granted after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Retail Ventures’ financial results for the prior periods have not been restated as a result of this adoption.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Beginning in fiscal 2006 with the adoption of SFAS 123R, the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation expense recognized for those options (excess tax benefits) are classified as financing cash flows.
Consistent with the valuation method used for the disclosure only provisions of SFAS 123, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative costs in the Consolidated Statements of Operations. RVI recognizes compensation expense for stock option awards granted subsequent to the adoption of SFAS 123R and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Compensation expense for stock option awards granted prior to the adoption of SFAS 123R is recorded using an accelerated method.
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
During fiscal 2007 and 2006, included in income from continuing operations is stock based compensation expense of approximately $5.1 million and $4.0 million, respectively, which includes approximately $4.2 million and $3.4 million, respectively, of expenses recorded by DSW. In fiscal 2007 and 2006, the impact of FAS123R on the Company’s basic and diluted earnings per share was a negative $0.04 and a negative $0.03, respectively.
The following table illustrates the pro forma effect on net loss and loss per share for fiscal 2005 if the Company had applied the fair value recognition of SFAS 123 (in thousands, except per share amounts):

January 28,
2006
Net loss, as reported	$(183,418)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	4,698
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,748)

Pro forma net loss	$(184,468)

Loss per share:
Basic and diluted as reported	$(4.75)
Basic and diluted pro forma	$(4.78)

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
The weighted-average grant date fair value of options granted in fiscal 2007, 2006 and 2005 was $8.00 per share, $9.18 per share and $6.34 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented:

	Fiscal year ended
	February 2,		February 3,		January 28,
	2008		2007		2006

Assumptions
Risk-free interest rate		4.4%		4.6%		4.3%
Expected volatility of Retail Ventures Common Shares		56.1%		62.5%		71.8%
Expected option term	5.0	years	4.8	years	4.5	years
Expected dividend yield		0.0%		0.0%		0.0%
The following table summarizes the Company’s stock options for fiscal 2007, including the related Weighted Average Exercise Prices (“WAEP”), Weighted Average Remaining Contract Life (“WARCL”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model (shares and aggregate intrinsic value in thousands):

	Shares	WAEP
Outstanding beginning of year	1,335	$5.59
Granted	50	$15.09
Exercised	(19)	$3.67
Canceled	(54)	$5.83

Outstanding end of year	1,312	$5.97
Options exercisable end of year	1,207	$5.76
Shares available for additional grants	5,629

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Year ended February 2, 2008:	Shares	WAEP	GDFV	Contract Life	Value
Options outstanding	1,312	$5.97	$3.61	4 years	$3,244
Options vested or expected to vest	1,304	$5.96	$3.61	4 years	$3,224
Options exercisable	1,207	$5.76	$3.51	4 years	$2,982
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. Total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $0.3 million, $3.5 million and $28.6 million, respectively.
As of the end of fiscal 2007, the total compensation cost related to nonvested options not yet recognized was $0.1 million with a weighted average expense recognition period remaining of 2.1 years. The total fair value of options that vested during fiscal 2007, 2006 and 2005 was $0.6 million, $1.9 million and $ 1.6 million, respectively.
Stock Appreciation Rights
The SARs are subject to an Option Price Protection Provision (“OPPP”) which provides that until the Company receives certain approvals from its lenders, the issuance of the options underlying the SARs is contingent. Further, if any of these SARs would have vested before they are actually granted, at or after that time, the grantee may exercise the OPPP on some or all of the SARs that would have vested. Pursuant to an exercise of SARs, the grantee is compensated by the Company in the amount of the gain, if any, represented by the difference between the closing price of the RVI Common Shares on the New York Stock Exchange on the date of the exercise and the strike price per share. The OPPP does not apply once SARs are actually granted. SARs are granted to employees and are subject to a vesting schedule or a performance vesting formula, as applicable. Prior to fiscal 2007, SARs were recorded as liabilities in the balance sheets due to their ability to be settled in cash or common shares and the historical exercises being settled in cash.
During fiscal 2007, the Compensation Committee of the Board of Directors determined to settle all future exercises of SARs granted under the 2000 Stock Incentive Plan in the form of common shares, except as prohibited by the individual’s award agreement. As a result of this change, $1.9 million was reclassified from noncurrent liabilities to equity on the balance sheet, including $0.7 million accrued by the discontinued operations.
SARs generally vest ratably over five years although some of the more recent grants vest over a three year period with 50% vesting at the end of the third year. The exercise price is equal to the fair market value on the date of the grant. SARs compensation costs of negative $2.5 million, $7.4 million and $6.2 million were recorded in continuing operations during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, relating to SARs. Included in the SARs expense for fiscal 2006 and fiscal 2005 are expenses relating to the accelerated vesting of some performance based SARs. During fiscal 2007, 2006 and 2005 approximately $0.3 million, $5.1 million and $3.2 million, respectively, was paid to settle exercised SARs by continuing operations. Compensation costs of less than $0.1 million, $2.1 million and $1.3 million was recorded by the discontinued operations in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, 2006 and 2005, the discontinued operations paid less than $0.1 million $1.3 million and $0.7 million, respectively, to settle exercised SARs.
The following table summarizes the Company’s SARs for the year ended February 2, 2008 (shares in thousands):

	Fiscal year ended February 2, 2008
	Shares	WAEP
Outstanding beginning of period	978	$9.49
Granted	140	$20.72
Exercised	(205)	$6.21
Forfeited	(188)	$13.05

Outstanding end of period	725	$11.66

Exercisable end of period	307	$7.97
The weighted-average grant date fair value of SARs granted during fiscal 2007 was $10.69 per share. The weighted-average assumptions used in the Black-Scholes option-pricing model for SARs granted in fiscal 2007 were: risk-free interest rate of 4.5%; expected volatility of 54.5%; expected term of 5.0 years and an expected dividend yield of 0.09%.
Restricted Stock Units
The Company issues restricted stock units to certain executives of the Company. The restricted stock units issued by Retail Ventures, generally vest over three years, in one-third increments per year and are settled immediately upon vesting. The restricted stock units are settled only in cash in an amount equal to the fair market value of an equivalent number of the Company’s common shares on the date of vesting. The restricted stock units provide that no common shares of the Company will be issued, authorized, reserved, purchased or sold at any time in connection with the restricted stock units. The restricted stock units are under no circumstances considered common shares nor do they entitle the holder of the restricted stock units to the exercise of any other rights arising from the ownership of common shares, including dividend and voting rights.
Total compensation expense costs recognized for continuing operations related to the restricted stock units in fiscal 2007, fiscal 2006 and fiscal 2005 was a negative $0.6 million, $2.1 million and $2.4 million, respectively. The amount of restricted stock units attributable to continuing operations accrued at February 2, 2008 and February 3, 2007 was $0.2 million and $1.7 million, respectively. The Company paid $0.9 million, $1.9 million and $1.3 million to settle vested restricted stock units in fiscal 2007, 2006 and fiscal 2005 respectively for continuing operations.
The discontinued operations recorded compensation expense related to the restricted stock units in fiscal 2007, fiscal 2006 and fiscal 2005 of negative $0.3 million, $0.7 million and $0.9 million, respectively. The amount of restricted stock units accrued by discontinued operations at February 3, 2007 was $0.6 million. The discontinued operations paid $0.3 million, $0.6 million and $0.5 million to settle vested restricted stock units in fiscal 2007, 2006 and 2005, respectively.

The following table summarizes the Company’s outstanding restricted stock units for fiscal 2007 and 2006 (units in thousands):

	Fiscal year ended	Fiscal year ended
	February 2, 2008	February 3, 2007
	Units	Units
Outstanding beginning of period	170	300
Granted	47	35
Vested	(160)	(160)
Forfeited		(5)

Outstanding end of period	57	170

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
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of RVI’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of RVI’s stock options due to the limited historical data on DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented.

	February 2,		February 3,		January 28,
	2008		2007		2006

Assumptions:
Risk-free interest rate		4.5%		4.6%		4.1%
Year end volatility of DSW common stock		39.4%		39.9%		42.3%
Expected option term	5.0	years	4.8	years	5.0	years
Dividend yield		0.0%		0.0%		0.0%
The weighted average grant date fair value of each DSW option granted in fiscal years 2007, 2006 and 2005 was $17.27, $13.01 and $8.43, respectively. As of February 2, 2008, the total compensation cost related to nonvested options not yet recognized was approximately $8.7 million, with a weighted average expense recognition period remaining of 3.4 years. The following tables summarize DSW’s stock options, including the related per share Weighted Average Exercise Prices (“WAEP”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model. (shares and intrinsic value in thousands):

	Year Ended
	February 2, 2008
	Shares	WAEP
Outstanding beginning of year	1,084	$22.14
Granted	527	$41.67
Exercised	(13)	$20.04
Forfeited	(78)	$27.46

Outstanding end of year	1,520	$28.65
Options exercisable end of year	379	$20.90
Shares available for additional grants	2,832

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Year ended February 2, 2008:	Shares	WAEP	GDFV	Contract Life	Value
Options outstanding	1,520	$28.65	$12.12	8 years	$683
Options vested or expected to vest	1,435	$30.34	$12.06	8 years	$655
Options exercisable	379	$20.90	$9.00	8 years	$297
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $0.2 million, $0.5 million and less than $0.1 million, respectively. The total fair value of options that vested during the years ended February 2, 2008 and February 3, 2007 was $2.0 million and $1.6 million, respectively. There were no options that vested during the year ended January 28, 2006.
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units at February 2, 2008 and February 3, 2007 was $3.0 million and $5.5 million, respectively. As of February 2, 2008 and February 3, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.9 million and $2.1 million, respectively, with a weighted average expense recognition period remaining of 1.6 years and 2.3 years, respectively. The weighted average exercise price for all restricted stock units is zero.
The following table summarizes DSW’s restricted stock units for the periods presented (shares in thousands):

	Fiscal year ended February 2, 2008		Fiscal year ended February 3, 2007
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Units	Value	Units	Value
Outstanding beginning of period	135	$22.03	131	$20.46
Granted	29	$28.69	23	$30.91
Exercised/ Vested	(10)	$24.85	(10)	$24.85
Forfeited	(3)	$27.96	(9)	$19.00

Outstanding end of period	151	$23.92	135	$22.03

Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the years ended February 2, 2008 and February 3, 2007, DSW granted 10,398 and 10,525 director stock units, respectively, and expensed $0.3 million in both fiscal years, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of February 2, 2008, 37,936 director stock units had been issued and no director stock units had been settled.

5. INVESTMENTS
During the years ended February 2, 2008 and February 3, 2007, $209.9 million and $188.3 million, respectively, of cash was used to purchase available-for-sale securities while $226.0 million and $89.6 million, respectively, was generated by the sale of available-for-sale securities. As of February 2, 2008 and February 3, 2007, DSW held $70.0 million and $98.7 million in short-term investments, respectively. At February 2, 2008, DSW held $12.5 million in long-term investments, and at February 3, 2007, DSW had no long-term investments.
DSW’s long-term investments balance includes $10.0 million in auction rate securities that failed at auction subsequent to February 2, 2008 and were presented as long-term as it is unknown if DSW will be able to liquidate these securities within one year. In fiscal 2007, DSW did not record any impairment related to these investments as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.
6. LEASES
The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. There were no capital leases outstanding during fiscal 2007 or 2006 in continuing operations.
Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at February 2, 2008 are as follows (in thousands):

	Operating Leases
		Unrelated	Related
Fiscal Year	Total	Party	Party
2008	$163,002	$145,486	$17,516
2009	166,087	148,315	17,772
2010	159,920	142,190	17,730
2011	149,997	132,118	17,879
2012	134,380	116,096	18,284
Future Years	620,676	497,714	122,962

Total minimum lease payments	$1,394,062	$1,181,919	$212,143

The composition of rental expense was as follows (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
Minimum rentals:
Unrelated parties	$125,381	$108,741	$100,548
Related parties	12,945	10,311	8,825
Contingent rentals:
Unrelated parties	25,391	17,749	17,311
Related parties

Total	$163,717	$136,801	$126,684
Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2007 and 2006, the balance of deferred rent was $38.1 million and $32.4 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $76.2 million and $57.0 million in fiscal 2007 and 2006, respectively. These incentives are recorded as other noncurrent liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

7. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	February 2,	February 3,
	2008	2007
Credit facilities:
Revolving credit facilities	$22,500	$35,000
Senior Loan Agreement — related parties	250
Premium Income Exchangeable Securities (“PIES”)	143,750	143,750
Discount on PIES	(8,707)	(10,697)

	$157,793	$168,053

Letters of credit outstanding:
Filene’s Basement revolving credit facility	$3,360
Continuing operations under previous VCDS revolving credit facility		$2,087
DSW revolving credit facility	$15,711	$13,448
Availability under revolving credit facilities:
Filene’s Basement revolving credit facility	$26,996
Continuing operations under previous VCDS revolving credit facility		$16,839
DSW revolving credit facility	$134,289	$136,552
On July 5, 2005, Retail Ventures amended, or amended and restated, its prior credit facilities, including certain facilities under which DSW had rights and obligations as a co-borrower and co-guarantor, and replaced them with an aggregate $475.0 million of financing that consisted of three separate credit facilities: (i) a four-year amended and restated $275.0 million revolving credit facility (the “VCDS Revolving Loan”) under which Value City, Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) were co-borrowers or co-guarantors, (ii) a five-year $150.0 million revolving credit facility (the “DSW Revolving Loan”) under which DSW and DSWSW are co-borrowers and co-guarantors, and (iii) an amended and restated $50.0 million senior non-convertible loan facility, which was held equally by Cerberus and SSC (the “Non-Convertible Loan”), under which Value City is the borrower and Retail Ventures and certain wholly-owned subsidiaries of Retail Ventures (other than DSW and DSWSW) were co-guarantors. On January 23, 2008, Filene’s Basement entered into a five-year $100.0 million revolving credit facility (the “Filene’s Basement Revolving Loan”) under which Filene’s Basement is the borrower and Retail Ventures and certain of its other wholly-owned subsidiaries are the co-guarantors. The final maturity date of the remaining $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009, or (ii) the date that the Conversion Warrants held by SSC are exercised.
On August 16, 2006, Retail Ventures issued $125 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan. The Filene’s Basement Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES are sometimes referred to collectively as the “Credit Facilities.”
The Company is not subject to any financial covenants; however, its credit facilities contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.
The Credit Facilities are described more fully below:
Revolving Credit Facilities
$100 Million Secured Revolving Credit Facility — The Filene’s Basement Revolving Loan
In connection with RVI’s disposition of its 81% ownership of its Value City business effective January 23, 2008, Value City was released from its obligations under the $275 million VCDS Revolving Loan, which was terminated, and any collateral security granted by Value City to secure such obligations was also released. Effective January 23, 2008, Filene’s Basement entered into the $100 million Filene’s Basement Revolving Loan through an amendment and restatement of its indebtedness and obligations as a co-borrower under the VCDS Revolving Loan.
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement, and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At February 2, 2008, $27.0 million was available under the Filene’s Basement Revolving Loan. Direct borrowings aggregated $22.5 million and $3.4 million letters of credit were issued and outstanding. There were no borrowings or letters of credit under the Filene’s Basement Revolving Loan as of February 3, 2007. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At February 2, 2008, $134.3 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. At February 2, 2008 and February 3, 2007, $15.7 million and $13.4 million, respectively in letters of credit were issued and outstanding. At February 3, 2007 $136.6 million was available under the DSW Revolving Loan and no direct borrowings were outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
The principal balances of the $100 million Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with the one of the Term Loans. The Term Loan Warrants are exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 5.6%; expected life of 10 years; expected volatility of 47%; illiquidity discount of 10%; and an expected dividend yield of 0%. The related debt discount was amortized into interest expense over the life of the debt.
Payment of and Amendment to Term Loans
Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower under the Term Loans, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.

Non-Convertible Loan — Related Parties
$75 Million Senior Subordinated Convertible Loan
As amended in 2002, borrowings under the Convertible Loan bore interest at 10% per annum. At our option, interest could be PIK during the first two years, and thereafter, at the Company’s option, up to 50% of the interest due may be PIK until maturity. Prior to its amendment and restatement in July 2006, the Convertible Loan was guaranteed by all the Company’s principal subsidiaries and was secured by a lien on assets junior to liens granted in favor of the lenders on the VCDS Revolving Loan and Term Loans. All interest was paid in cash.
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009 and was not eligible for prepayment until June 10, 2007. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures Common Shares.
$0.25 Million Senior Non-Convertible Loan
On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised. This loan and cash collateral was assumed by RVI in connection with the disposition of Value City on January 23, 2008.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES.
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
RVI used a portion of the net proceeds of the offering to repay the approximately $49.7 million remaining balance of an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of its $50.0 million Non-Convertible Loan, together with fees and expenses. The balance of the net proceeds was applied for general corporate purposes, which included the repayment of approximately $36.5 million of borrowings under the VCDS Revolving Loan. An additional $0.25 million of the Non-Convertible Loan was paid by Value City to Cerberus, together with interest, in fiscal 2007. During fiscal 2007, RVI assumed the remaining $0.25 million Convertible Loan still held by SSC, and SSC continues to hold restricted cash of $0.25 million as collateral for the remaining balance of the Non-Convertible Loan.
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
During fiscal 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $93.6 million. During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance of $51.1 million. As of February 2, 2008, the fair value asset recorded for the conversion feature was $30.8 million as estimated using the Black-Scholes pricing model with the following assumptions: risk-free rate of 4.2%, expected life of 3.6 years, expected volatility of 44.0% and an expected dividend yield of 0.0%. As of February 3, 2007, the fair value liability recorded for the conversion feature was $62.8 million as estimated using the Black-Scholes pricing model with the following assumptions: risk-free rate of 5.2%, expected life of 4.6 years, expected volatility of 39.7% and an expected dividend yield of 0.0%.
Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities during fiscal year 2007, 2006 and 2005 was 6.8%, 7.0% and 5.2%, respectively.
The book value of notes payable and long-term debt approximates fair value at February 2, 2008. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value, as this was the available financing in the marketplace during the fiscal year.
At February 2, 2008, future annual long-term debt payments are as follows (in thousands):

Fiscal Year	Amount

2008
2009	$250
2010
2011	143,750
2012
Future Years	22,500

Total	$166,500
8. PENSION BENEFIT PLANS
The Company has one qualified defined benefit pension plan assumed at the time of acquisition of Filene’s Basement. The Company’s funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plan.

The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan for the years as noted below (in thousands):

	February 2,	February 3,
	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$15,848	$15,685
Interest cost	907	861
Benefits paid	(1,169)	(635)
Actuarial gain (loss)	721	(63)

Projected benefit obligation at end of year	$16,307	$15,848

Accumulated benefit obligation at end of year	$16,307	$15,848

	February 2,	February 3,
	2008	2007
Change in plan assets:
Fair market value at beginning of year	$15,464	$13,794
Actual (loss) return on plan assets	(449)	1,409
Employer contributions	900	1,000
Benefits paid	(1,169)	(635)
Other	(183)	(104)

Fair market value at end of year	$14,563	$15,464

The Company made contributions of $0.9 million during fiscal 2007 and $1.0 million in fiscal 2006 to the pension plan. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. The Company anticipates contributing approximately $0.5 million in fiscal 2008 to meet minimum funding requirements.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

Fiscal Year	Amount

2008	$717
2009	722
2010	725
2011	733
2012	791
2013 - 2018	4,808
Amounts recognized in the Consolidated Balance Sheets consisted of the following (in thousands):

	February 2,	February 3,
	2008	2007
Deferred income tax asset — long term	$884	$150
Other non-current liabilities	(1,744)	(383)

Total	$(860)	$(233)
The components of net periodic benefit cost are comprised of the following for the years indicated (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
Interest cost	$907	$861	$858
Expected return on plan assets	(1,212)	(1,077)	(938)
Amortization of transition (asset) obligation	(38)	(38)	(38)
Amortization of net loss	244	290	342

Net periodic benefit cost	$(99)	$36	$224

Of the amounts in accumulated other comprehensive income as of February 2, 2008, we expect the following to be recognized as net pension costs in fiscal 2008 (in thousands):

Remaining unrecognized benefit obligation existing at transition	$(38)
Unrecognized net loss	442

Total	$404

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets. Assumptions used in each year of the actuarial computations were:

	February 2,	February 3,
	2008	2007
Discount rate	6.0%	6.0%
Expected long-term rate of return	8.0%	8.0%
The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. The weighted average allocation of plan assets by category is as follows:

	February 2,	February 3,
	2008	2007
Equity securities	55.0%	55.0%
Fixed securities	44.4%	44.5%
Other	0.6%	0.5%

	100.0%	100.0%

9. OTHER BENEFIT PLANS
The Company maintains a 401(k) Plan for its employees. Eligible employees may contribute up to thirty percent of their compensation to the plan on a pre tax basis, subject to IRS limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the plan, the Company matches employee deferrals into the plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the plan each year. The Company incurred costs associated with the 401(k) Plan of $3.1 million, $2.7 million and $2.2 million for fiscal years 2007, 2006 and 2005, respectively. The Company made no discretionary profit sharing contributions during the last three fiscal years.
10. SHAREHOLDERS’ EQUITY AND WARRANT LIABILITY
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants has time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of February 2, 2008 the Company did not have any outstanding restricted shares. As of February 3, 2007, the Company had outstanding 500 restricted shares.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (“the VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. At the date of issuance, January 23, 2008, the closing price of Retail Ventures Common Shares was $6.09. Upon exercise of the VCHI Warrants, Retail Ventures will deliver the shares via net-share or physical settlement at the election of the warrant holder.

The VCHI Warrants are not derivative instruments as defined under SFAS No. 133. The warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of January 23, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.5 years; expected volatility of 58.4% and an expected dividend yield of 0.0%.
Term Loan Warrants and Conversion Warrants
As a result of the previously discussed Credit Facilities’ modifications made on July 5, 2005 (see Note 7, “Long-Term Obligations”), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Due to the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. Prior to July 5, 2005, the Term Loan Warrants were recorded on the balance sheet within equity. The difference of $20.1 million between the book value of the Warrants and the fair value at the time the Warrants were modified was reclassified to a liability and was recorded to common shares. The Conversion Warrants liability is for the full amount of their fair value as a result of the modifications and a non-cash charge has been recorded within the Consolidated Statement of Operations. Regarding the change in the fair value of the Warrants, the Company recorded a charge of $144.2 million in fiscal 2005 (subsequent to the first quarter of fiscal 2005), including the initial recording of the Conversion Warrants of $134.2 million. For fiscal 2006, the Company recorded a charge of $124.8 million for the change in fair value of Warrants. For fiscal 2007, the Company recorded a reduction of expenses of $154.6 million, for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133, therefore, changes in the fair values are recognized in earnings in the period of change. The Term Loan Warrants expire on June 11, 2012 while the Conversion Warrants expire on June 10, 2009.
Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the Warrants was $42.2 million and $216.4 million at February 2, 2008 and February 3, 2007, respectively.
The $26.6 million value ascribed to the Conversion Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.4 years; expected volatility of 55.5% and an expected dividend yield of 0.0%. The $15.6 million value ascribed to the Term Loan Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.7%; expected life of 4.4 years; expected volatility of 55.4% and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of Retail Ventures or common shares of DSW owned by Retail Ventures, the settlement of the Warrants will not result in a cash outlay by the Company.
During fiscal 2007, Retail Ventures issued 1,333,333 of its common shares at an exercise price of $4.50 per share to Cerberus in connection with Cerberus’ exercise of its remaining Conversion Warrants. In connection with this exercise, Retail Ventures received $6.0 million and reclassified $19.6 million from the warrant liability to paid in capital during fiscal 2007. During fiscal 2006, Retail Ventures issued 7,000,000 of its common shares at an exercise price of $4.50 per share to Cerberus in connection with Cerberus’ exercise of a portion of its outstanding Conversion Warrants. In connection with these exercises, Retail Ventures received $31.5 million and reclassified $78.8 million from the warrant liability to paid in capital during fiscal 2006.
11. COMMITMENTS AND CONTINGENCIES
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of DSW’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks.
DSW and Retail Ventures contacted and cooperated with law enforcement and other authorities with regard to this matter. DSW is involved in a putative class action lawsuit which seeks unspecified monetary damages, credit monitoring and other relief. The lawsuit seeks to certify a class of consumers that is limited geographically to consumers who made purchases at certain stores in Ohio.
There can be no assurance that there will not be additional proceedings or claims brought against DSW in the future. DSW has contested and will continue to vigorously contest the claims made against DSW and will continue to explore its defenses and possible claims against others.

DSW estimated that the potential exposure for losses related to this theft, including exposure under currently pending proceedings, ranges from approximately $6.5 million to approximately $9.5 million. Because of many factors, including the possible settlement of claims and recoverability under insurance policies, there is no amount in the estimated range that represents a better estimate than any other amount in the range. Therefore, in accordance with Financial Accounting Standard No. 5, Accounting for Contingencies, the Company accrued a charge to operations in the first quarter of fiscal 2005 equal to the low end of the range set forth above, or $6.5 million. As the situation develops and more information becomes available, the amount of the reserve may increase or decrease accordingly. The amount of any such change may be material to DSW’s results of operations or financial condition. As of February 2, 2008, the balance of the associated accrual for potential exposure was $0.5 million.
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
Guarantees
As discussed above, RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed and in certain circumstances may be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions; amounts owed under guarantees of Value City’s operations regarding certain equipment leases; amounts owed under certain income tax liabilities; amounts owed under certain employee benefit plans and amounts owed by RVS under certain service agreements through which Value City obtains general services or information technology equipment or licenses. As of February 2, 2008, RVI had recorded a liability of $26.6 million for the guarantees of Value City commitments.
Contractual Obligations
During fiscal 2007, the Company has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated approximately $5.8 million at February 2, 2008. In addition DSW and Filene’s Basement Collectively have signed lease agreements for 38 new store locations with annual aggregate rent of $14.0 million and average terms of approximately 10 years. Associated with the new lease agreements, the Company will receive approximately $10.6 million of tenant improvement allowances which will offset future capital expenditures.
12. INCOME TAXES
The income tax expense (benefit) for continuing operations consists of the following (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
Current:
Federal	$30,260	$37,050	$18,602
State and local	6,538	7,051	4,944

Total current tax expense	36,798	44,101	23,546

Deferred:
Federal	47,476	(18,010)	(4,271)
State and local	2,333	(218)	4,470

Total deferred tax expense (benefit)	49,809	(18,228)	199

Income tax expense	$86,607	$25,873	$23,745

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
Income tax (benefit) expense at federal statutory rate of 35%	$108,136	$(27,797)	$(33,855)
Warrant liability marked to market	(54,058)	43,685	50,473
Jobs credit	(485)	(357)	(685)
State and local taxes, net	6,362	3,193	4,018
Tax exempt interest	(1,476)	(498)
Non-deductible interest			222
Valuation allowance	23,188	1,694	2,148
Federal reserve		1,895
Provision to return adjustments	29	(2,889)	101
Change in subsidiary basis	4,013	6,025	910
Other	898	922	413

Income tax expense	$86,607	$25,873	$23,745

The components of the net deferred tax asset (liability) as of February 2, 2008 and February 3, 2007, are (in thousands):

	February 2,	February 3,
	2008	2007
Deferred tax assets:
Basis differences in inventory	$5,394	$10,587
Basis differences in property and equipment	(576)	12,311
Deferred compensation	6,587	5,667
Intangible assets	4,318	2,441
State net operating loss & credits	23,272	15,263
Federal net operating loss	97,614	22,496
Federal tax credit	14,682	13,621
FIN 45 reserves	10,371
Unrealized tax benefit	2,446
Tenant allowance	1,598	1,415
Capital leases		3,462
Workers compensation	1,283	7,160
Deferred revenue		4,663
Accrued expenses	3,725	5,294
Accrued rent	16,006	14,788
PIES	(8,949)	24,354
Other	3,791	4,365

Total deferred tax assets	181,562	147,887
Less: Valuation allowance	(100,546)	(15,648)

	81,016	132,239

Deferred tax liabilities:
Basis in subsidiary	(76,493)	(72,480)
Prepaid expenses	(5,705)	(6,816)
Deferred Revenue — CAT Credit	(250)	(1,092)

Total deferred tax liabilities	(82,448)	(80,388)

Total net	$(1,432)	$51,851

The net deferred tax asset (liability) is recorded in the Company’s consolidated balance sheet as follows (in thousands):

	February 2,	February 3,
	2008	2007
Current deferred tax asset	$28,225	$25,737
Non current deferred tax (liability) asset	(29,657)	26,114

Net deferred tax asset (liability)	$(1,432)	$51,851

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that it is more likely than not that future taxable income will not be sufficient to fully utilize deferred tax assets, state net operating losses and charitable contribution carry forwards which expire in future years at various dates depending on the state jurisdiction. As a result, the Company has recorded an addition to the valuation allowance in the current period of $84.9 million. The ending balances of the valuation allowance at February 2, 2008 and at February 3, 2007 were $100.5 million and $15.6 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The net operating loss deferred tax asset consists of a federal and state component. The federal component is $97.6 million and the state component is $22.8 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2008 to 2027.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of February 2, 2008 and February 4, 2007, $0.9 million and $0.3 million, respectively, were accrued for the payment of interest and penalties.
Effective February 4, 2007, the Company adopted the provisions of FIN 48. As of February 4, 2007 and February 2, 2008, unrecognized tax benefits of $2.0 million and $3.0 million, respectively, would affect the Company’s effective tax rate if recognized. As of February 2, 2008, the reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Unrecognized Tax
Benefits
Balance at February 4, 2007	$2,004
Decreases — Tax Positions taken in a prior period	(1,123)
Increases — Tax Positions taken in the current period	2,147

Balance at February 2, 2008	$3,028

13. SEGMENT REPORTING
The Company is operated in three segments: DSW, Filene’s Basement and Corporate. All of the operations are located in the United States. In fiscal 2007, as a result of RVI’s disposition of an 81% ownership interest in its Value City Department Stores operations, the results of the previously disclosed Value City segment are included in discontinued operations (see Note 2 to the Consolidated Financial Statements) and Value City is therefore no longer included as a reportable segment of the Company. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at February 2, 2008 and February 3, 2007 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments. Capital expenditures in brackets represent assets transferred to other segments.

The tables below present segment statement of operations information (in thousands):

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
As of and for the year ended February 2, 2008
Net sales	$1,405,615	$466,289			$1,871,904
Operating profit (loss)	81,321	(17,848)	$248,193		311,666
Depreciation and amortization	25,055	12,487	3,243		40,785
Interest expense	1,178	7,936	12,718	$(8,284)	13,548
Interest income	7,148	124	11,484	(8,284)	10,472
Income tax expense	(33,516)	(14,205)	(38,886)		(86,607)
Capital expenditures	102,451	17,152	(715)		118,888
Total assets	693,882	162,099	222,361	(126,377)	951,965

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
As of and for the year ended February 3, 2007
Net sales	$1,279,060	$427,473			$1,706,533
Operating profit (loss)	100,714	(1,225)	$(175,955)		(76,466)
Depreciation and amortization	20,686	9,282	3,103		33,071
Interest expense	614	6,791	7,873	$(5,835)	9,443
Interest income	7,527	40	5,574	(5,835)	7,306
Income tax (expense) benefit	(42,164)	2,215	14,076		(25,873)
Capital expenditures	42,407	16,118	(317)		58,208
Total assets	603,785	175,287	437,750	(278,962)	937,860

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
For the year ended January 28, 2006
Net sales	$1,144,061	$389,335			$1,533,396
Operating profit (loss)	70,112	(10,727)	$(144,209)		(84,824)
Depreciation and amortization	19,443	8,662	2,892		30,997
Interest expense	8,892	3,743	6,928	$(8,031)	11,532
Interest income	1,388	57	6,586	(8,031)
Income tax (expense) benefit	(25,426)	3,526	(1,845)		(23,745)
Capital expenditures	25,537	4,112	1,434		31,083
The following sets forth sales by each major merchandise category (in thousands):

	February 2,	February 3,	January 28,
	2008	2007	2006
Apparel and ready to wear	$323,977	$298,477	$284,525
Jewelry, hard goods and home furnishings	69,105	68,525	65,186
Shoes and other footwear	1,478,822	1,339,531	1,183,685

Total	$1,871,904	$1,706,533	$1,533,396

14. QUARTERLY FINANCIAL DATA (UNAUDITED):
Year Ended February 2, 2008

	Thirteen weeks ended
	May 5,	August 4,	November	February
(in thousands except per share data)	2007	2007	3, 2007	2, 2008
Net sales	$465,839	$464,638	$489,394	$452,033
Cost of sales	(266,426)	(288,028)	(284,445)	(282,000)

Gross profit	199,413	176,610	204,949	170,033
Selling, general and administrative expenses	(172,687)	(171,674)	(177,193)	(172,554)
Change in fair value of derivative instruments	14,596	26,953	43,497	11,230
Change in fair value of derivative instruments — related party	(2,047)	97,831	47,850	8,283
License fees and other income	1,753	1,316	1,872	1,635

Operating profit	41,028	131,036	120,975	18,627
Non-related parties interest expense	(3,064)	(3,129)	(3,177)	(4,166)
Related parties interest expense	(4)	(3)	(2)	(3)

Total interest expense	(3,068)	(3,132)	(3,179)	(4,169)
Interest income	2,640	2,945	2,633	2,254

Interest expense, net	(428)	(187)	(546)	(1,915)

Income from continuing operations before income taxes and minority interest	40,600	130,849	120,429	16,712
Income tax expense	(18,723)	(12,877)	(29,701)	(25,306)

Income (loss) from continuing operations before minority interest	21,877	117,972	90,728	(8,594)
Minority interest	(8,775)	(2,411)	(8,295)	(398)

Income (loss) from continuing operations	13,102	115,561	82,433	(8,992)
Loss from discontinued operations, net of tax	(10,362)	(9,343)	(14,211)	(116,746)

Net income (loss)	$2,740	$106,218	$68,222	$(125,738)

Earnings (loss) per share(1):
Basic earnings (loss) per share from continuing operations	$0.28	$2.40	$1.70	$(0.19)
Diluted earnings (loss) per share from continuing operations	$0.22	$1.97	$1.45	$(0.19)
Basic loss per share from discontinued operations	$(0.22)	$(0.19)	$(0.29)	$(2.40)
Diluted loss per share from discontinued operations	$(0.17)	$(0.16)	$(0.25)	$(2.40)
Basic earnings (loss) per share	$0.06	$2.21	$1.40	$(2.59)
Diluted earnings (loss) per share	$0.05	$1.81	$1.20	$(2.59)

Year Ended February 3, 2007

				Fourteen
				weeks
	Thirteen weeks ended			ended
	April 29,	July 29,	October 28,	February 3,
(in thousands except per share data)	2006	2006	2006	2007
Net sales	$407,086	$394,146	$446,414	$458,887
Cost of sales	(236,989)	(229,202)	(257,288)	(274,188)

Gross profit	170,097	164,944	189,126	184,699
Selling, general and administrative expenses	(146,393)	(143,671)	(163,001)	(160,950)
Change in fair value of derivative instruments	(926)	(311)	(28,009)	(23,766)
Change in fair value of derivative instruments — related party	(63,883)	(15,032)	(2,565)	(41,463)
License fees and other income	542	657	1,001	2,438

Operating (loss) profit	(40,563)	6,587	(3,448)	(39,042)
Non-related parties interest expense	(701)	(835)	(2,579)	(3,044)
Related parties interest expense	(430)	(430)	(1,420)	(4)

Total interest expense	(1,131)	(1,265)	(3,999)	(3,048)
Interest income	646	1,390	1,969	3,301

Interest (expense) income, net	(485)	125	(2,030)	253

(Loss) income from continuing operations before income taxes and minority interest	(41,048)	6,712	(5,478)	(38,789)
Income tax (expense) benefit	(9,755)	(8,759)	(11,700)	4,341

Loss from continuing operations before minority interest	(50,803)	(2,047)	(17,178)	(34,448)
Minority interest	(6,464)	(5,660)	(5,909)	(6,133)

Loss from continuing operations	(57,267)	(7,707)	(23,087)	(40,581)
(Loss) income from discontinued operations, net of tax	(7,681)	(8,294)	(10,987)	4,691

Net loss	$(64,948)	$(16,001)	$(34,074)	$(35,890)

(Loss) earnings per share(1):
Basic loss per share from continuing operations	$(1.39)	$(0.17)	$(0.49)	$(0.86)
Diluted loss per share from continuing operations	$(1.39)	$(0.17)	$(0.49)	$(0.86)
Basic (loss) earnings per share from discontinued operations	$(0.19)	$(0.19)	$(0.23)	$0.10
Diluted (loss) earnings per share from discontinued operations	$(0.19)	$(0.19)	$(0.23)	$0.10
Basic loss per share	$(1.58)	$(0.36)	$(0.72)	$(0.76)
Diluted loss per share	$(1.58)	$(0.36)	$(0.72)	$(0.76)

(1)	Earnings (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	February 2,	February 3,	January 28,
	2008	2007	2006
	(in thousands)
Cash paid during the period for:
Interest to non related parties	$14,101	$5,045	$1,394
Income taxes	$35,537	$40,530	$14,767
Noncash investing and operating activities:
Increase (decrease) in accounts payable due to asset purchases	$3,463	$(752)	$958
Additional paid in capital transferred from warrant liability for warrant exercises	$19,612	$78,817
Reclassification of SARs from noncurrent liability to equity	$1,934
Issuance of VCHI Warrants	$124

RETAIL VENTURES, INC.
SCHEDULE I — Condensed Financial Information of Registrant
(dollars in thousands)

Description	Amount
Dividend paid to registrant from DSW Inc.:
January 28, 2006	$190,000
February 3, 2007	None
February 2, 2008	None

S-1

RETAIL VENTURES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at	Charges to	Charges to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions(1)	End of Period
Allowance deducted from asset to which it applies:

Inventory Reserve
January 28, 2006	$20,147	$6,427		$3,029	$23,545
February 3, 2007	23,545	3,643		2,156	25,032
February 2, 2008	25,032	17,933		11,212	31,753

Allowance for Sales Returns
January 28, 2006	$1,732	$2,148		$1,821	$2,059
February 3, 2007	2,059	2,075		1,472	2,662
February 2, 2008	2,662	1,896		2,796	1,762

Store Closing Reserve
January 28, 2006	$532	$86		$250	$368
February 3, 2007	368	653		946	75
February 2, 2008	75	3,175		2,846	404

(1)	The deductions are amounts written off against the reserve.

S-2

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

2.2	Purchase Agreement, dated as of January 23, 2008, by and between Retail Ventures, Inc. and VCHI Acquisition Co. Incorporated herein by reference to Exhibit 2.1 to Form 8-K (file no 1-10767) filed January 24, 2008.

3.1	Amended Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

4.1	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.2	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 1-10767) filed December 8, 2005.

4.4	Form of Conversion Warrant issued by Retail Ventures, Inc. issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.5	Exchange Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.6	Second Amended and Restated Registration Rights Agreement, dated July 5, 2005, among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7	Specimen of Common Share Certificate. Incorporated by reference to Exhibit 4.7 to Form 10-K (file no. 1-10767) filed April 13, 2006.

4.8	Indenture, dated as of August 16, 2006, by and between Retail Ventures, Inc. and HSBC Bank USA, National Association, as indenture trustee (Form of 6.625% Mandatorily Exchangeable Notes Due September 15, 2011 filed as Exhibit A thereto). Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.9	Collateral Agreement, dated as of August 16, 2006, by and between Retail Ventures, Inc., as pledgor, and HSBC Bank USA, National Association, as collateral agent, indenture trustee and securities intermediary. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.10	Form of Exchange Request by Retail Ventures, Inc. to DSW Inc. Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3/A (file no. 333-134225) filed on July 17, 2006.

4.11	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Cerberus Partners, L.P. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.12	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.13*	Common Stock Purchase Warrant, dated January 23, 2008, issued by Retail Ventures, Inc. to VCHI Acquisition Co.

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among DSW Inc., Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-10767) filed July 11, 2005.

Exhibit
No.	Description

10.2*	License Agreement, dated January 23, 2008, between Value City of Michigan, Inc. and Retail Ventures Licensing, Inc.

10.3	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.4	Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.8 to form 10-Q (file no. 1-10767) filed December 6. 2006.

10.5	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.6	Supply Agreement, effective as of January 30, 2005, between DSW Inc. and Filene’s Basement, Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.7#	Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005

10.8#	Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-45852) filed October 16, 2003.

10.10#	Retail Ventures, Inc. Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Form S-8 Registration Statement (file no. 333-100398) filed on October 16, 2003.

10.11#	Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement (file no. 333-45856) filed October 16, 2003.

10.12**	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Eastpoint) furniture store location. Incorporated by reference to Exhibit 10.15.1 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.13**	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Baltimore, MD (Westview) furniture store location. Incorporated by reference to Exhibit 10.15.2 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.14**	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Lansing, MI furniture store location. Incorporated by reference to Exhibit 10.15.3 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.15**	Sublease, dated April 25, 1991, between the Company, as sublessor, and SSC, as sublessee, re: Louisville, KY (Preston Highway) furniture store location. Incorporated by reference to Exhibit 10.15.4 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.16**	Form of Assignment and Assumption Agreement between the Company, as assignee, and SSC, as assignor, re:
separate assignments of leases for 31 stores. Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-1 (file no. 33-40214) filed April 29, 1991.

10.17**	Lease Agreement, dated July 1, 1988, between the Company, by assignment from SSC, dated April 25, 1991, as sublessee, and SSC, as sublessor, re: Benwood, WV store location. Incorporated by reference to Exhibit 10.19 to Form 10-K (file no.1-10767) filed October 24, 1991.

10.18#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.19**	Lease, dated September 1, 1992, between the Company, as lessee, and SSC, as lessor, re: South Bend/Mishawaka, IN store. Incorporated by reference to Exhibit 10.29 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.20	Lease, dated January 27, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30 to Form 10-K (file no.1-10767) filed October 22, 1992.

Exhibit
No.	Description

10.20.1	Exercise of the first five-year renewal option commencing February 1, 1997 under lease, dated January 27, 1992, as amended, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3080 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.30.1 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.21	Lease, dated July 29, 1992, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 3232 Alum Creek Drive, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.31 to Form 10-K (file no.1-10767) filed October 22, 1992.

10.22**	Ground lease, dated April 15, 1994, between the Company, as lessee, and J.A.L. Realty Company, an affiliate of SSC, as lessor, re: 19 acres (Westerville Rd., Columbus, OH). Incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 1-10767) filed October 26, 1994.

10.23**	Agreement of Lease, dated March 1, 1994, between the Company, as tenant, and Jubilee Limited Partnership, an affiliate of SSC, as landlord, re: Hobart, IN store. Incorporated by reference to Exhibit 10.37 to Form 10-Q (file no. 1-10767) filed December 12, 1994.

10.24**	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Westland Partners, an affiliate of SSC, as landlord, re: Westland, MI store. Incorporated by reference to Exhibit 10.39 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.25**	Agreement of Lease, dated January 13, 1995, between the Company, as tenant, and Taylor Partners, an affiliate of SSC, as landlord, re: Taylor, MI store. Incorporated by reference to Exhibit 10.40 to Form 10-Q, (file no. 1-10767) filed March 14, 1995.

10.26**	Lease, dated September 2, 1997, between the Company, as lessee, and SSC-Fort Wayne L.L.C., an affiliate of SSC, as lessor. Incorporated by reference to Exhibit 10.33.1 to Form 10-K (file no. 1-10767) filed April 29, 2002.

10.27**	Agreement of Lease, dated April 10, 1995, between the Company, as tenant, and Independence Limited Liability Company, an affiliate of SSC, as landlord, re: Charlotte, NC store. Incorporated by reference to Exhibit 10.45 to Form 10-Q (file no. 1-10767) filed December 12, 1995.

10.28**	Sublease and Occupancy Agreement, dated December 15, 1995, between the Company, SSC and SSC, dba Value City Furniture, re: Louisville, KY (Preston Highway) store. Incorporated by reference to Exhibit 10.46 to Form 10-Q (file no. 1-10767) filed March 19, 1996.

10.29**	Agreement of Lease, dated October 4, 1996, between the Company, as tenant, and Hickory Ridge Pavilion, Ltd., an affiliate of SSC, as landlord, re: Memphis, TN store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed November 1, 1996.

10.30**	Agreement of Lease, dated October 30, 1998, between the Company, as lessee, and Jubilee Limited Partnership, an affiliate of SSC, as lessor, re: Calumet City, IL store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.31**	Agreement of Lease, dated September 29, 1998, between the Company, as tenant, and Valley Fair Irvington, LLC, an affiliate of SSC, as landlord, re: Irvington, NJ. Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 30, 1999.

10.32	Industrial Space Lease-Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.33	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.33.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.34	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.34.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

Exhibit
No.	Description

10.35	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.35.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.36#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.37#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.38**	Amended and Restated Loan and Security Agreement, dated July 5, 2005, by and among National City Business Credit, Inc., as Administrative Agent for the ratable benefit of the Revolving Credit Lenders, National City Business Credit, Inc., as Collateral Agents for the ratable benefit of the Revolving Credit Lenders, the Revolving Credit Lenders and Value City Department Stores LLC (in such capacity, the “Lead Borrower”), as agent for the Borrower and collectively the Borrowers. Incorporated by reference to Exhibit 10.7 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.38.1**	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 16, 2006, by and among Value City Department Stores LLC, as lead borrower, the other borrowers named therein, the revolving credit lenders party thereto and National City Business Credit, Inc., as administrative agent and collateral agent. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.38.2**	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 3, 2007. Incorporated herein by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed October 4, 2007.

10.39**	Third Amended and Restated Senior Loan Agreement, dated as of August 16, 2006, among Value City Department Stores LLC, as borrower, and Cerberus Partners, L.P., as lender. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.40**	Third Amended and Restated Senior Loan Agreement, dated as of August 16, 2006, among Value City Department Stores LLC, as borrower, and Schottenstein Stores Corporation, as lender. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

10.41#**	Value City Department Stores, Inc. 2003 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.41 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.44**	Agreement of Lease, dated March 1, 1994, between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by First Lease Modification, dated November 1, 1994, re: Merrilville, IN Value City store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.45**	Lease Agreement, dated July 7, 1987, by and between Schottenstein Trustees, an affiliate of SSC, and Schottenstein Stores Corp. dba Schottenstein’s Department Store, as modified by Lease Extension and Modification Agreement, dated March 12, 1998, by and between Schottenstein Trustees and Value City Department Stores, Inc. dba Schottenstein’s East Department Store, re: 6055 E. Main Street, Columbus, OH Value City store. Incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.46**	Industrial Space Lease — Net, dated May 18, 2000, by and between 4300 East Fifth Avenue LLC, an affiliate of SSC, and Value City Department Stores, Inc., re: 4320-30 East Fifth Avenue, Columbus, OH warehouse. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

Exhibit
No.	Description

10.47.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.48	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.50	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenany’t Leasehold Interst and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.51	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re:
Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.52	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.53	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.54	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.55.1*	Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee - Sawmill LLC, an affiliate of SSC, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store.

10.56**	Master Store Lease, dated April 25, 1991, by and between SSC and Value City Department Stores, Inc., as modified by First Amendment to Master Store Lease, dated February 3, 1992, and Second Amendment to Master Store Lease, dated March 18, 2005, by and between SSC and Value City Department Stores LLC and Value City of Michigan, Inc., re: 4

Exhibit
No.	Description

store locations (Clarksville, IN, Springdale, OH, Louisville, KY (Dixie Highway), and Beckley, WV). Incorporated by reference to Exhibit 10.57 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re:
Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.58	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.59**	Lease Agreement, dated March 18, 2005, by and between SSC and Value City of Michigan, Inc., re: Flint, MI DSW store. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.60**	Lease Agreement, dated September 2, 1997, by and between SSC-Barboursville, L.L.C., an affiliate of SSC, and Value City Department Stores, Inc. Incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.61#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.62#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.64**	Master Sublease, dated April 25, 1991, between the Company, as sublessee, and SSC, as sublessor, re: two stores (Covington, KY and Greenwood, IN). Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (file no. 33-402144) filed April 29, 1991.

10.65#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.66**	Lease Agreement, dated November 5, 1992, by and between Value City Department Stores, Inc. (successor to SSC d/b/a Elyria Value City Shopping Center), as sublessor, and SSC d/b/a Value City Furniture #17, as sublessee, as modified by Sublease Extension and Modification Agreement, dated October 11, 2001, re: Elyria, OH store. Incorporated by reference to Exhibit 10.67.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.67**	Agreement of Lease, dated March 6, 1996, between Value City of Michigan, Inc. (assignee of MRSLV Saginaw, L.L.C.), as sublessor, and SSC d/b/a Value City Furniture, as sublessee, re: Saginaw Michigan store. Incorporated by reference to Exhibit 10.68.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.68	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 9, 2005.

10.70**	License Agreement, dated August 30, 2002, by and between Value City Department Stores, Inc. and Shonac Corporation, re: Merrillville, IN DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2005.

10.71#	Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.

10.72	Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

Exhibit
No.	Description

10.74#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.74 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.75	Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders. Incorporated by reference to Exhibit 10.11 to DSW Inc.’s Form 10-K (file no. 001-32545) filed on April 13, 2006.

10.76	Agreement of Lease, dated April 13, 2006, between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and Filene’s Basement, Inc. as tenant, re: Chagrin, OH Filene’s Basement store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 8, 2006.

10.77	Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.78	Agreement of Lease, dated November 27, 2006, between JLP — Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.79	Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.80	Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.81	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.82	Agreement of Lease, dated June 30, 2006, between JLPK — Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and Filene’s Basement, re: Levittown, NY Filene’s Basement store. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.83	IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.84	Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of SSC, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated herein by reference to Exhibit 10.84 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.85#	Sample Restricted Stock Unit Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.85 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.86#	Sample Stock Appreciation Right Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.86 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.87	Agreement of Lease, dated July 9, 2007, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Filene’s Basement, re: Aventura, FL Filene’s Basement store. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2007.

10.88	Second Amended and Restated Senior Loan and Security Agreement, dated as of January 23, 2008, by and among Filene’s Basement, as borrower, the revolving credit lenders party thereto and National City Business Credit, Inc. as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed on January 24, 2008.

10.89	Agreement to Acquire Leases and Lease Properties, dated October 3, 2007. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed October 4, 2007.

10.89.1	First Amendment to Agreement to Acquire Leases and Lease Properties, dated effective as of February 15, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed January 28, 2008.

10.90#*	2007 Retail Ventures, Inc. Cash Incentive Compensation Plan.

10.91*	Supply Agreement (Combo Stores), effective as of January 30, 2005, between DSW Inc. and Filene’s Basement Inc.

Exhibit
No.	Description

10.92*	Assignment and Assumption of Lease, effective January 15, 2008, between Retail Ventures, Inc., American Signature, Inc., an affiliate of SSC and SSC — Alum Creek, LLC, an affiliate of SSC.

12*	Ratio of Earnings to Fixed Charges

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

**	Indicates an agreement or contract relating to the Company’s Value City Department Stores business segment. Effective January 23, 2008, the Company disposed of an 81% ownership interest in its Value City segment to VCHI Acquisition Co.