Form 10-Q
period 2008-05-03
RETAIL VENTURES INC
filed 2008-06-12
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of May 31, 2008 was 48,663,129.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 3,	February 2,
	2008	2008
ASSETS
Cash and equivalents	$169,392	$112,951
Restricted cash	258	257
Short-term investments	5,100	70,005
Accounts receivable, net	12,093	14,373
Accounts receivable from related parties	3,909	2,245
Inventories	354,095	339,320
Prepaid expenses and other current assets	30,378	31,232
Deferred income taxes	21,448	28,225

Total current assets	596,673	598,608

Property and equipment, net	261,994	254,659
Goodwill	25,899	25,899
Long-term investments	8,391	12,500
Tradenames and other intangibles, net	19,130	19,927
Conversion feature of long-term debt	49,639	30,848
Other assets	8,380	9,524

Total assets	$970,106	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	May 3,	February 2,
	2008	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$139,771	$149,900
Accounts payable to related parties	3,277	2,431
Accrued expenses:
Compensation	10,901	8,407
Taxes	28,069	22,857
Guarantees from discontinued operations	17,477	17,477
Other	56,026	59,461
Warrant liability	5,119	936
Warrant liability-related parties	18,717	41,277

Total current liabilities	279,357	302,746

Long-term obligations	167,818	157,793
Other noncurrent liabilities	133,123	128,497
Deferred income taxes	22,141	29,657

Minority interest	164,539	160,349

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,670,680 and 48,623,430, respectively	305,694	305,254
Accumulated deficit	(100,685)	(130,577)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants	124	124
Accumulated other comprehensive loss	(1,946)	(1,819)

Total shareholders’ equity	203,128	172,923

Total liabilities and shareholders’ equity	$970,106	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 3,	May 5,
	2008	2007
Net sales	$466,284	$465,839
Cost of sales	(273,057)	(266,426)

Gross profit	193,227	199,413
Selling, general and administrative expenses	(186,056)	(172,687)
Change in fair value of derivative instruments	21,944	14,596
Change in fair value of derivative instruments — related parties	15,224	(2,047)
License fees and other income	1,564	1,753

Operating profit	45,903	41,028
Interest expense	(4,034)	(3,068)
Interest income	1,187	2,640

Interest expense, net	(2,847)	(428)

Income from continuing operations before income taxes and minority interest	43,056	40,600
Income tax expense	(6,478)	(18,723)

Income from continuing operations before minority interest	36,578	21,877
Minority interest	(3,806)	(8,775)

Income from continuing operations	32,772	13,102
Loss from discontinued operations, net of tax	(3,621)	(10,362)

Net income	$29,151	$2,740

Basic and diluted earnings (loss) per share:
Basic earnings per share from continuing operations	$0.67	$0.28
Diluted earnings per share from continuing operations	$0.63	$0.22
Basic loss per share from discontinued operations	$(0.07)	$(0.22)
Diluted loss per share from discontinued operations	$(0.07)	$(0.17)
Basic earnings per share	$0.60	$0.06
Diluted earnings per share	$0.56	$0.05

Shares used in per share calculations:
Basic	48,639	47,270
Diluted	51,622	59,369
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common						Other
	Common	Shares in	Common	Accumulated	Treasury			Comprehensive
	Shares	Treasury	Shares	Deficit	Shares	Warrants		Loss	Total
Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$(59)	$		$(550)	$91,620

Net income from continuing operations				13,102					13,102
Net loss from discontinued operations				(10,362)					(10,362)
Cumulative effect of FIN 48 adoption				(641)					(641)
Capital transactions of Subsidiary				506					506
Stock based compensation expense, before related tax effects			132						132
Exercise of stock options	9		44						44

Balance, May 5, 2007	47,280	8	$276,866	$(181,856)	$(59)	$		$(550)	$94,401

Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$172,923

Net income from continuing operations				32,772					32,772
Net loss from discontinued operations				(3,621)					(3,621)
Unrealized loss on available-for- sale securities, net of tax benefit of $82								(127)	(127)

Total comprehensive income									$29,024
Capital transactions of Subsidiary				741					741
Stock based compensation expense, before related tax effects			307						307
Exercise of stock options	47		133						133

Balance, May 3, 2008	48,670	8	$305,694	$(100,685)	$(59)		$124	$(1,946)	$203,128

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 3,		May 5,
	2008		2007
Cash from operating activities:
Net income		$29,151	$2,740
Less: Loss from discontinued operations, net of tax		3,621	10,362

Income before discontinued operations		32,772	13,102
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt		892	836
Stock based compensation expense		280	132
Stock based compensation expense of subsidiary		741	506
Depreciation and amortization		10,798	9,360
Change in fair value of derivative instruments ($15,224 and $(2,047)- related party)		(37,168)	(12,549)
Deferred income taxes and other noncurrent liabilities		(2,622)	(5,293)
Impairment of assets		1,892
Minority interest in consolidated subsidiary		3,806	8,775
Other		393	386
Change in working capital, assets and liabilities:
Accounts receivable		616	(2,402)
Inventories		(14,775)	(27,833)
Prepaid expenses and other assets		1,631	3,765
Accounts payable		(6,234)	19,230
Proceeds from lease incentives		6,591	5,388
Accrued expenses		1,277	(3,970)

Net cash provided by operating activities from continuing operations		890	9,433
Net cash provided by operating activities from discontinued operations			7,126

Cash flows from investing activities:
Cash paid for property and equipment		(22,914)	(14,901)
Purchases of available-for-sale investments			(8,100)
Maturities and sales from available-for-sale investments		68,805	5,000

Net cash provided by (used in) investing activities from continuing operations		45,891	(18,001)
Net cash provided by investing activities from discontinued operations			34

Cash flows from financing activities:
Net increase in revolving credit facility		9,500	15,000
Proceeds from exercise of stock options		160	44

Net cash provided by financing activities from continuing operations		9,660	15,044
Net cash used in financing activities from discontinued operations			(5,165)
Net increase in cash and equivalents from continuing operations		$56,441	$6,476
Cash and equivalents from continuing operations, beginning of period		112,951	143,020

Cash and equivalents from continuing operations, end of period		$169,392	$149,496
Net increase in cash and equivalents from discontinued operations	$		$1,995
Cash and equivalents from discontinued operations, beginning of period			17,201

Cash and equivalents from discontinued operations, end of period	$		$19,196

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates three segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer and Filene’s Basement, Inc. (“Filene’s Basement”) is an off-price retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments. As of May 3, 2008, there were 269 DSW stores located in major metropolitan areas throughout the United States and 36 Filene’s Basement stores located in major metropolitan areas in the northeastern and midwestern United States. DSW also operates an e-commerce site, DSW.com, and supplies shoes, under supply arrangements, for 348 locations for other non-related retailers in the United States.

As of May 3, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $93.6 million, including $3.6 million recognized in the first quarter of fiscal 2008. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.

DSW. DSW is a leading U.S. specialty branded footwear retailer operating stores in 37 states as of May 3, 2008. Its stores offer a remarkable selection of better-branded dress, casual and athletic footwear for women and men. Additionally, pursuant to a license agreement with Filene’s Basement, DSW operates leased shoe departments in 36 Filene’s Basement stores. As of May 3, 2008, DSW, pursuant to supply agreements, operated 282 leased shoe departments for Stein Mart, Inc., 65 for Gordmans, Inc. and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the three months ended May 3, 2008, DSW opened 10 new DSW stores, launched its e-commerce site, ceased operations in one non-affiliated leased department and added seven new non-affiliated leased departments.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the northeastern and midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods.

Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and interest on intercompany notes, the latter of which is eliminated in consolidation.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2008 (the “2007 Annual Report”).

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. RVI is currently evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on its financial position and results of operations.

Although the adoption of this standard in the quarter ended May 3, 2008 had no impact on RVI’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, SFAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transaction with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive market, or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2008 consisted of the following:

	Balance at May
	3, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$169,392	$169,392
Restricted cash	258	258
Short-term investments	5,100			$5,100
Long-term investments	8,391			8,391
Conversion feature of long-term debt	49,639		$49,639

	$232,780	$169,650	$49,639	$13,491

Liabilities:
Warrant liability	$5,119		$5,119
Warrant liability-related parties	18,717		18,717

	$23,836		$23,836

Cash and equivalents and restricted cash primarily represent cash deposits and investments in money market funds held with financial institutions. See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding financial instruments and debt.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard in the quarter ended May 3, 2008 had no impact on RVI’s financial position or results of operations. RVI has not currently elected the fair value provisions for any assets or liabilities, but RVI may elect to measure certain assets and liabilities using the fair value option in the future.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement establishes enhanced disclosures about the entity’s derivative and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of SFAS 161 will result in enhanced disclosure regarding the Company’s derivative instruments.

4.	DISCONTINUED OPERATIONS

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $93.6 million, including $3.6 million recognized in the first quarter of fiscal 2008 consisting of additional costs primarily the adjustments of guarantees recorded by Retail Ventures. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.

The significant components of Value City operating results included in discontinued operations were net sales of $288.2 million, loss before income taxes of $16.2 million, income tax benefit of $5.8 million, and loss from discontinued operations, net of tax of $10.4 million.

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

During the three months ended May 3, 2008 and May 5, 2007, included in income from continuing operations is stock based compensation expense of approximately $1.3 million and $1.0 million, respectively, which includes approximately $1.1 million and $0.9 million, respectively, of expenses recorded by DSW, before accounting for the minority interests.

The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the three months ended May 3, 2008 (in thousands):

	Three months ended May 3, 2008
	Stock Options	SARs	RSUs
Outstanding beginning of period	1,312	725	57
Granted	62
Exercised	(47)
Forfeited	(201)	(168)

Outstanding end of period	1,126	557	57
Exercisable end of period	1,074	369

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 3, 2008	May 5, 2007
Assumptions
Risk-free interest rate	2.76%	4.79%
Expected volatility of Retail Ventures common shares	55.67%	59.18%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
The weighted-average grant date fair value of options granted in the three months ended May 3, 2008 and May 5, 2007 was $3.43 per share and $11.04 per share, respectively.

Stock Appreciation Rights

Expense of $0.2 million and $0.5 million was recorded in continuing operations during the three months ended May 3, 2008 and May 5, 2007, respectively, relating to SARs.

Restricted Stock Units

Total compensation expense costs recognized in continuing operations related to the restricted stock units in the three months ended May 3, 2008 and May 5, 2007 was less than $0.1 million and $0.6 million, respectively. The amount of restricted stock units accrued at both May 3, 2008 and February 2, 2008 was $0.2 million.

Restricted Shares

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of both May 3, 2008 and February 2, 2008, the Company had no outstanding restricted common shares.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the activity of DSW’s stock options and RSUs for the three months ended May 3, 2008 (in thousands):

	Three months ended May 3, 2008
	Stock Options	RSUs
Outstanding beginning of period	1,520	151
Granted	916	105
Exercised
Forfeited	(12)

Outstanding end of period	2,424	256
Exercisable end of period	500
Stock Options

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 3, 2008	May 5, 2007
Assumptions
Risk-free interest rate	2.68%	4.55%
Expected volatility of DSW common shares	48.13%	39.33%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.00%	0.00%
The weighted-average grant date fair value of each option granted during the three months ended May 3, 2008 and May 5, 2007 was $5.86 per share and $17.72 per share, respectively.

Restricted Stock Units

The total aggregate intrinsic value of nonvested RSUs at May 3, 2008 was $3.9 million. As of May 3, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $7.9 million with a weighted average expense recognition period remaining of 2.4 years.

Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the three months ended May 3, 2008, DSW granted 2,347 director stock units, and expensed less than $0.1 million related to these grants. During the three months ended May 5, 2007, DSW granted 364 director stock units and expensed less than $0.1 million relating to the grants. As of May 3, 2008, 40,283 DSW director stock units had been issued and no DSW director stock units had been settled.

6.	INVESTMENTS

The long-term investments balance at both May 3, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. Short-term investments at May 3, 2008 include auction rate securities that settled at auction after the balance sheet date or have not yet been presented for auction. These auction rate securities are typically available for auction every 35 to 182 days. The maturity dates of the underlying securities are through 2034. At February 2, 2008, the short-term investment balance also includes variable rate demand notes.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company measures its investments at fair value in accordance with FAS 157 and the activity for the quarter ended May 3, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,805)
Transfers between short-term and long-term investments	3,900	(3,900)
Unrealized losses included in accumulated other comprehensive income		(209)

Carrying value as of May 3, 2008	$5,100	$8,391

Consistent with the valuation model used in prior periods, investments are recorded at fair value under a valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions.

7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES

Long term obligations consist of the following (in thousands):

	May 3,	February 2,
	2008	2008
Credit facilities:
Revolving credit facilities	$32,000	$22,500
Senior Loan Agreement — related parties	250	250
PIES	143,750	143,750
Discount on PIES	(8,182)	(8,707)

	$167,818	$157,793

Letters of credit outstanding:
Filene’s Basement revolving credit facility	$3,212	$3,360
DSW revolving credit facility	$11,892	$15,711
Availability under revolving credit facilities:
Filene’s Basement revolving credit facility	$27,121	$26,996
DSW revolving credit facility	$138,108	$134,289
Premium Income Exchangeable SecuritiesSM (PIES)

The embedded exchange feature of the Premium Income Exchangeable SecuritiesSM (“PIES”) is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with SFAS 157 using level 2 inputs such as current market rates and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

During the three months ended May 3, 2008 and May 5, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $18.8 million and $14.7 million, respectively. As of May 3,

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2008 and February 2, 2008, the fair value asset recorded for the conversion feature was $49.6 million and $30.8 million, respectively.

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

The VCHI Warrants are not derivative instruments as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of January 23, 2008 using the Black-Scholes Pricing Model.

Term Loan Warrants and Conversion Warrants

For the three months ended May 3, 2008 and May 5, 2007, the Company recorded a reduction of expenses of $18.4 million and a charge of $2.1 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”). No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133 therefore; changes in the fair values are recognized in earnings in the period of change.

In accordance with SFAS 133 and SFAS 157, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value. The fair value of the Warrants was $23.8 million and $42.2 million at May 3, 2008 and February 2, 2008, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

Deferred Rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent were included in the other noncurrent liabilities caption and were $39.0 million and $38.1 million at May 3, 2008 and February 2, 2008, respectively.

Tenant and Construction Allowances

The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These unamortized allowances were $78.4 million and $76.2 million at May 3, 2008 and February 2, 2008, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8.     PENSION BENEFIT PLANS
The Company adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, as of February 3, 2007. The following table shows the components of net periodic benefit cost of the Company’s pension benefit plans (in thousands):

	Three months ended
	May 3, 2008	May 5, 2007
Interest cost	$234	$226
Expected return on plan assets	(282)	(303)
Amortization of transition asset	(9)	(9)
Amortization of net loss	111	61

Net periodic benefit cost	$54	$(25)

The Company anticipates contributing approximately $0.5 million in fiscal 2008 to meet minimum funding requirements. The Company did not make a contribution during the first quarter of fiscal 2008.

9.	EARNINGS PER SHARE

Basic earnings (loss) per share are based on the net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares, related to outstanding stock options, SARs and Warrants, calculated using the treasury stock method. The numerator for the diluted earnings (loss) per share calculation is the net income (loss). The denominator is the weighted average number of shares outstanding. The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended
	May 3, 2008	May 5, 2007
Weighted average shares outstanding	48,639	47,270
Assumed exercise of dilutive SARs	26	389
Assumed exercise of dilutive stock options	270	662
Assumed exercise of dilutive Term Loan Warrants	930	3,463
Assumed exercise of dilutive Conversion Warrants	1,757	7,585

Number of shares for computations of dilutive earnings per share	51,622	59,369

For the three months ended May 5, 2007, all potentially dilutive instruments were dilutive. The amount of securities outstanding at May 3, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

May 3, 2008
SARs	431
Stock options	308
VCHI Warrants	150

Total of all potentially dilutive instruments	889

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $1.9 million and $1.8 million at May 3, 2008 and February 2, 2008, respectively, relates to the Company’s minimum pension liability, net of income tax and the unrealized loss on available-for-sale securities, net of income tax. For the three months ended May 3, 2008 the comprehensive income was $29.0 million. For the three months ended May 5, 2007 the comprehensive income and net income were the same.

11.	INCOME TAXES

Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 resulted in an unfavorable adjustment of $0.8 million to beginning retained earnings which includes $0.1 million recorded by DSW.

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The allowance as of May 3, 2008 and February 2, 2008 was $98.3 million and $100.5 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 15.0% for the three month period ended May 3, 2008 reflects the impact of the change in fair value of warrants, included in book income but not tax income and a reduction in valuation allowance of $2.2 million on federal and state deferred tax assets.

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2000. The Company is not currently under audit by the IRS, however, there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of May 3, 2008, approximately $1.0 million was accrued for the payment of interest and penalties.

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

	Three months ended
	May 3, 2008	May 5, 2007
Cash paid during the period for:
Interest	$2,734	$3,324
Income taxes	$174	$10,548

Noncash activities:
(Decrease) increase in accounts payable due to asset purchases	$(3,049)	$10,266
13.	SEGMENT REPORTING

The Company is operated in three segments: DSW, Filene’s Basement and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of an 81% ownership interest in its Value City Department Stores

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
operations, the results of the previously disclosed Value City segment are included in discontinued operations (see Note 4) and Value City is therefore no longer included as a reportable segment of the Company. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at May 3, 2008 and February 2, 2008 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments. Capital expenditures in parenthesis represent assets transferred to other segments.

The tables below present segment information for the three months ended May 3, 2008 and May 5, 2007 (in thousands):

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
Three months ended May 3, 2008
Net Sales	$366,264	$100,020			$466,284
Operating profit (loss)	16,006	(7,271)	$37,168		45,903
Depreciation and amortization	7,498	2,642	658		10,798
Interest expense	274	2,220	3,267	$(1,727)	4,034
Interest income	997	16	1,901	(1,727)	1,187
(Provision) benefit for income taxes	(6,441)	145	(182)		(6,478)

Capital expenditures	19,662	194	9		19,865

As of May 3, 2008
Total assets	700,026	165,850	232,857	(128,627)	970,106

Three months ended May 5, 2007
Net Sales	$356,997	$108,842			$465,839
Operating profit (loss)	37,218	(8,739)	$12,549		41,028
Depreciation and amortization	5,190	3,328	842		9,360
Interest expense	138	1,743	3,224	$(2,037)	3,068
Interest income	1,857	22	2,798	(2,037)	2,640
(Provision) benefit for income taxes	(15,193)	3,939	(7,469)		(18,723)

Capital expenditures	18,675	6,569	(66)		25,178

As of February 2, 2008
Total assets	693,882	162,099	222,361	(126,377)	951,965
14.	COMMITMENTS AND CONTINGENCIES

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Guarantees

As discussed above, RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed and in certain circumstances may be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions; amounts owed under guarantees of Value City’s operations regarding certain equipment leases; amounts owed under certain income tax liabilities; amounts owed under certain employee benefit plans and amounts owed by RVS under certain service agreements through which Value City obtains general services or information technology equipment or licenses. As of May 3, 2008 and February 2, 2008, RVI had recorded a liability of $28.2 million and $26.6 million, respectively, for the guarantees of Value City commitments.

Contractual Obligations

The Company has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated $3.7 million at May 3, 2008. In addition, DSW and Filene’s Basement collectively have signed lease agreements for 45 new store locations that are expected to open within the next 18 months with annual aggregate rent of $16.3 million and average terms of approximately 10 years. Associated with the new lease agreements, the Company will receive $16.7 million of construction and tenant allowances which will offset future capital expenditures.
15. SUBSEQUENT EVENT
Based on information set forth in a Schedule 13D filed on June 10, 2008 on behalf of Schottenstein Stores Corporation (“SSC”) on May 29, 2008, the Board of Directors of SSC authorized the contribution of (i) 17,946,766 shares of RVI common stock and (ii) its New Term Warrants, entitling SSC to acquire 1,731,460 shares of Company common stock plus an additional 342,709 shares of Company common stock under the anti-dilution provisions, to Schottenstein RVI, LLC, a Delaware limited liability company to be formed with SSC as the sole member. The contribution to Schottenstein RVI, LLC was completed on May 30, 2008. In addition, the Board of Directors of SSC declared a dividend, effective as of the close of business on May 30, 2008, of all of the limited liability company membership interests in Schottenstein RVI, LLC to the shareholders of SSC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiaries, including but not limited to, Filene’s Basement, Inc. (“Filene’s Basement”), DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in two of its three segments: DSW and Filene’s Basement. DSW is a leading United States specialty branded footwear retailer operating 269 shoe stores in 37 states as of May 3, 2008 and an e-commerce business. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the northeastern and midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of May 3, 2008, there were 36 Filene’s Basement stores in operation. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segments.
As of May 3, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $93.6 million, including $3.6 million recognized in the first quarter of fiscal 2008. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.
Following the disposition of Value City certain corporate services employees that provided shared services were hired by Value City and certain other corporate service positions were eliminated. RVI and DSW are in the process of finalizing the transfer of the following shared service departments to DSW: Finance; Internal Audit; Tax; Human Resource Information Systems; and Risk Management. The companies have initiated steps regarding the transfer of employees in these departments to DSW. The definitive terms and conditions of the transfer have not yet been agreed upon. Due to the disposition of an 81% ownership interest in the Value City, the allocation of shared service expenses will have an increased expense impact on DSW and Filene’s Basement.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of May 3, 2008.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in each of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2008 (the “2007 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	impact of the disposition of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and shared service obligations;

•	the risk of Value City deciding to discontinue operations or otherwise not pay its creditors

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	the success of DSW’s e-commerce business;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity risks related to our investments

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may vary materially from what we have projected. Furthermore, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made. RVI undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2007 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies and litigation. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenue from merchandise sales is recognized upon customer receipt of merchandise, net of returns, and excludes sales tax. Net sales also include revenues from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of a gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.1 million as miscellaneous income from gift card breakage during the three months ended May 3, 2008. We did not recognize any income from gift card breakage during the three months ended May 5, 2007.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the realizable value were $30.2 million and $31.8 million at May 3, 2008 and February 2, 2008, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value (known as markon), markups of initial prices established, reduction of pricing due to customers’ value perception or perceived value (known as markdowns), and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross margins.

•	Investments. Investments, which can include demand notes and auction rate securities, are classified as available-for-sale securities. All income generated from these investments is recorded as interest income. Our investments have variable interest rates, which typically reset every 35 to 182 days.

Our investment in auction rate securities is recorded at fair value under an income approach valuation model that uses level inputs as defined under FASB Statement No. 157, Fair Value Measurements (“FAS 157”), such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions.

We evaluate our investments for impairment and whether an impairment is other-than-temporary. In determining whether an impairment has occurred, we review information about the underlying investment that is publicly available and assess our ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), we would record a temporary impairment as an unrealized loss in other comprehensive income or an other-than-temporary impairment in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

•	Asset impairment and long-lived assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest) from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in operating expenses. We believe at May 3, 2008 that the carrying values and useful lives of long-lived assets are appropriate. To the extent these future projections or our strategies change, the conclusion regarding the impairment may differ from our current estimates.

•	Store closing reserve. During the three months ended May 3, 2008, the Company recorded charges associated with the closing of one DSW store and one Filene’s Basement store, both closed during fiscal 2007. During the three months ended May 5, 2007, the Company recorded charges associated with the closing of one DSW store and one Filene’s Basement store. These estimates are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves (in thousands):

	Balance at
	February 2,	Related		Balance at
	2008	Charges	Payments	May 3, 2008
Lease costs	$15	$	$(15)
Employee severance and termination benefits	389		(337)	$52
Other		25	(6)	19

Total	$404	$25	$(358)	$71

	Balance at
	February 3,	Related		Balance at
	2007	Charges	Payments	May 5, 2007
Lease costs	$75	$226	$(75)	$226
Employee severance and termination benefits		1,136	(30)	1,106

Total	$75	$1,362	$(105)	$1,332

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at May 3, 2008 by less than $0.1 million. The self-insurance reserves were $1.6 million and $3.0 million at May 3, 2008 and February 2, 2008, respectively.

•	Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments and are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At May 3, 2008, the actuarial assumptions of our plan has remained unchanged from our 2007 Annual Report on Form 10-K. To the extent actual results vary from assumptions, earnings would be impacted. At May 3, 2008, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.0% and long-term rate of return on plan assets of 8.0%.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and e-commerce site in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 3, 2008 and February 2, 2008 was $6.5 million and $6.4 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended May 3, 2008, we reduced the valuation allowance on net deferred tax assets in the amount of approximately $2.2 million which resulted from a change in deferred tax assets.

Following the disposition of an 81% ownership interest in the Value City operations during January 2008, Value City operations are no longer included in Retail Ventures’ consolidated federal tax return.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(58.6)	(57.2)

Gross profit	41.4	42.8
Selling, general and administrative expenses	(39.9)	(37.1)
Change in fair value of derivative instruments	8.0	2.7
License fees and other income	0.3	0.4

Operating profit	9.8	8.8
Interest expense	(0.9)	(0.7)
Interest income	0.3	0.6

Interest expense, net	(0.6)	(0.1)

Income from continuing operations before income taxes and minority interest	9.2	8.7
Income tax expense	(1.4)	(4.0)

Income from continuing operations before minority interest	7.8	4.7
Minority interest	(0.8)	(1.9)

Income from continuing operations	7.0%	2.8%

THREE MONTHS ENDED MAY 3, 2008 COMPARED TO THREE MONTHS ENDED MAY 5, 2007
Net Sales. Net sales for the three months ended May 3, 2008 increased $0.5 million, or 0.1%, to $466.3 million compared to $465.8 million for the three months ended May 5, 2007. Comparable store sales decreased 4.3% and, by segment, were:

	Three months ended
	May 3,	May 5,
	2008	2007
DSW	(5.4)%	(3.6)%
Filene’s Basement	(0.2)	1.6

	(4.3)%	(2.4)%

DSW’s net sales were $366.3 million for the three months ended May 3, 2008, a $9.3 million increase over the comparable period, or 2.6%. The 39 DSW store locations that opened subsequent to May 5, 2007 and its e-commerce site added $27.5 million in sales for the quarter ended May 3, 2008, while the 22 leased shoe departments that opened subsequent to May 5, 2007 added $1.5 million in sales for the quarter ended May 3, 2008. These increases were partially offset by a decrease of 5.4%, or $18.0 million, in comparable store sales as compared to the first quarter of fiscal 2007. The decrease in comparable sales was a result of decreased traffic, average unit retail and units in the basket. For the first quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 5.8%, men’s by 3.8%, accessories by 8.1%, and the athletic category by 5.7%. The increase in sales was also partially offset by a decrease in sales of $1.9 million from three leased departments and one DSW store that closed during fiscal 2007.
Filene’s Basement net sales were $100.0 million for the three months ended May 3, 2008, an $8.8 million decline over the comparable period, or 8.1%. The decrease is due to Filene’s Basement closing two stores, one in the first quarter and one in the third quarter of fiscal 2007, resulting in a decrease in net sales of $12.7 million compared to last year. This decrease was partially offset by an increase in net sales of $5.3 million compared to last year resulting from seven new stores that opened subsequent to February 3, 2007. Also included in the overall change in sales is a $1.6 million decrease due to Filene’s Basement fine jewelry operations converting to a third-party leased department in the fourth quarter of 2007. The merchandise categories of men’s and accessories had comparable sales increases of 1.7% and 6.6%, respectively, while women’s had a comparable sales decrease of 3.3%. Sales related to off season purchases increased 26.6% which represents 6.7% of comparable net sales.
Gross Profit. Total gross profit decreased $6.2 million from $199.4 million for the three months ended May 5, 2007 to $193.2 million for the three months ended May 3, 2008. Gross profit decreased, as a percent of sales, from 42.8% for the three months ended May 5, 2007 to 41.4% for the three months ended May 3, 2008.
Gross profit, as a percent of sales by segment, was:

	Three months ended
	May 3,	May 5,
	2008	2007
DSW	42.4%	44.9%
Filene’s Basement	38.1	36.0

	41.4%	42.8%

DSW gross profit decreased $5.1 million to $155.2 million in the first quarter of fiscal 2008 from $160.3 million in the first quarter of fiscal 2007, and decreased as a percent of net sales from 44.9% in the first quarter of fiscal 2007 to 42.4% in the first quarter of fiscal 2008. The decrease as a percent of sales is primarily attributable to increased markdowns partially offset by an increase in initial mark-up.
Filene’s Basement gross profit decreased $1.0 million to $38.1 million in the first quarter of fiscal 2008 from $39.1 million in the first quarter of fiscal 2007, and increased as a percent of net sales from 36.0% in the first quarter of 2007 to 38.1% in the first quarter of 2008. The increase as a percent of sales is due to an increase in initial markups and a decrease in markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $13.4 million from $172.7 million in the first quarter of fiscal 2007 to $186.1 million for the first quarter of fiscal 2008. As a percent of sales, SG&A expense was 39.9% for the first quarter of 2008 compared to 37.1% in the comparable quarter last year.
SG&A expense, as a percent of sales by segment, was:

	Three months ended
	May 3,	May 5,
	2008	2007
DSW	38.2%	34.9%
Filene’s Basement	48.0	46.1

	39.9%	37.1%

DSW segment SG&A expense increased $15.4 million and increased as a percent of sales for the three months ended May 3, 2008 compared to the three months ended May 5, 2007. The increase in SG&A expense as a percent of sales was primarily the result of deleveraged store and home office expenses. In the first quarter of fiscal 2008, the DSW stores and e-commerce site opened subsequent to May 5, 2007 added $12.3 million in expenses, while the leased departments opened after May 5, 2007 added expenses of $0.4 million. These expenses exclude pre-opening expenses.
Filene’s Basement SG&A expenses decreased $2.2 million and increased as a percent of sales for the three months ended May 3, 2008 compared to the three months ended May 5, 2007. SG&A expenses increased as a percent of sales as a result of increased occupancy and corporate expenses, partially offset by decreased personnel expense and advertising expense. SG&A expenses, excluding pre-opening expenses, for stores opened subsequent to May 5, 2007 were $2.3 million. Filene’s Basement closed two stores during fiscal 2007 resulting in a reduction of expenses of $5.2 million. Pre-opening costs decreased in Filene’s Basement by approximately $2.3 million during the three months ended May 3, 2008 compared with the three months ended May 5, 2007.
Change in Fair Value of Derivative Instruments. During the three months ended May 3, 2008 and May 5, 2007, the Company recorded non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and Term Loan Warrants of $18.4 million and a charge of $2.1 million, respectively. During the three months ended May 3, 2008 and May 5, 2007, a reduction of expenses of $18.8 million and $14.7 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
License Fees and Other Income. License fees and other income were $1.6 million and $1.8 million for the three months ended May 3, 2008 and May 5, 2007, respectively. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit. Operating profit for the quarter ended May 3, 2008 was $45.9 million compared to $41.0 million for the quarter ended May 5, 2007, an improvement of $4.9 million. Operating profit as a percent of sales was 9.8% and 8.8% for May 3, 2008 and May 5, 2007, respectively.
Operating profit (loss) as a percent of sales for segments with sales was:

	Three months ended
	May 3,	May 5,
	2008	2007
DSW	4.4%	10.4%
Filene’s Basement	(7.3)	(8.0)

	9.8%	8.8%

The increase in the Corporate segment operating profit for the quarter ended May 3, 2008 and May 5, 2007 is primarily due to the non-cash reduction of expenses from the change in fair value of derivative instruments.
Interest Expense. Interest expense for the quarter ended May 3, 2008 increased $0.9 million to $4.0 million compared to the first quarter of fiscal 2007. The increase is due primarily to increased average borrowings partially offset by a decreased weighted average borrowing rate of 0.4% during the three months ended May 3, 2008, compared to the three months ended May 5, 2007.
Interest Income. Interest income decreased $1.5 million in the first quarter of fiscal 2008 over the same period last year due primarily to the replacement of short-term investments with lower yielding money market funds.
Income Taxes. The effective tax rate for the three months ended May 3, 2008 was 15.0% compared to a 46.1% effective tax rate for the three months ended May 5, 2007. The effective tax rate of 15.0% reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a reduction in the valuation allowance of $2.2 million on all state net deferred tax assets.
Minority Interest. For the first quarter of fiscal 2008, net income was impacted by $3.8 million to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. For the first quarter of fiscal 2008, income from continuing operations increased $19.7 million from the first quarter of fiscal 2007 and represents 7.0% of net sales versus 2.8% of net sales, respectively. The increase in income from continuing operations for the first quarter of fiscal 2008 was primarily attributable to the $24.6 million increase in non-cash income from the change in fair value of the warrants and conversion feature of the PIES and the $12.2 million decrease in tax expense partially offset by the $13.4 million increase in SG&A expense.
Loss from Discontinued Operations. The $6.7 million, net of tax, decrease in the loss from discontinued operations is primarily due to the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures during the fourth quarter of fiscal 2007. The loss from discontinued operations for the three months ended May 3, 2008 consists of additional costs primarily the adjustments of guarantees recorded by Retail Ventures. The loss for the three months ended May 5, 2007 consists of the Value City Department Store operations which included sales of $288.2, income tax benefit of $5.8 million and a net loss of $10.4 million, net of tax
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the early fall and winder holiday seasons for our Filene’s Basement segment. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.
LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for debt services plus seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season for Filene’s Basement. For DSW, the inventory levels increase relative to the expected sales increase when its customer’s interest in new seasonal styles increases.
Net working capital was $317.3 million and $295.9 million at May 3, 2008 and February 2, 2008, respectively. The increase in net working capital is primarily due to the increased cash and cash equivalents and inventory levels and decreased warrant liability partially offset by a decrease in short-term investments. Current ratios at those dates were 2.14 and 1.98, respectively.
Net cash provided by operating activities from continuing operations was $0.9 million for the three months ended May 3, 2008 as compared to $9.4 million provided by operating activities from continuing operations for the three months ended May 5, 2007. The net cash provided by operating activities for the three months ended May 3, 2008 is primarily due to net income for the period after adjusting for the non-cash depreciation expense, decrease in inventories and the change in the fair value of derivative instruments.
During the three months ended May 3, 2008 the Company had capital expenditures of $19.9 million. The Company paid $22.9 million during the quarter for capital expenditures which includes previous expenditures that were included in accounts payable at February 2, 2008. Of this amount, the Company incurred $9.1 million for new stores, $4.0 million for improvements in existing stores, $0.5 million related to office and warehousing, $1.9 million related to DSW’s e-commerce channel and $4.4 million related to information technology upgrades and new systems.
Filene’s Basement plans to open at least one new store, fully remodel a store and improve its existing distribution facility in fiscal 2008. Filene’s Basement expects to spend approximately $6.5 million for capital expenditures during fiscal 2008.
DSW expects to spend approximately $85 million for capital expenditures in fiscal 2008. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, accelerate store growth, and the continued investment in its e-commerce channel.
The Company maintains three separate credit facilities: (1) a $100 million revolving credit facility under which Filene’s Basement is the borrower and RVI and certain of its wholly-owned subsidiaries are guarantors (the “Filene’s Basement Revolving Loan”); (2) a $150 million revolving credit facility under which DSW and DSWSW are co-borrowers and DSW and its wholly-owned subsidiaries, including DSWSW, are co-guarantors (the “DSW Revolving Loan”); and (3) a $0.25 million senior non-convertible loan facility under which RVI is the borrower and RVI and certain of its wholly-owned subsidiaries are co-guarantors (the “Non-Convertible Loan”). RVI also has outstanding $143.8 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2001, or PIES. Collectively, the Filene’s Basement Revolving Loan, the DSW Revolving Loan, the Non-Convertible Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
$100 Million Secured Revolving Credit Facility — The Filene’s Basement Revolving Loan
In connection with RVI’s disposition of its 81% ownership of its Value City business segment effective January 23, 2008, Value City was released from its obligations under the $275 million secured revolving credit facility (referred to herein as the “VCDS Revolving Loan”), which was terminated, and all collateral security granted by Value City and its affiliates to secure such obligations was also released. The VCDS Revolving Loan previously included Filene’s Basement as a co-borrower. Effective January 23, 2008, Filene’s Basement entered into a $100 million secured revolving credit facility (the “Filene’s Basement Revolving Loan”) through an amendment and restatement of its indebtedness and obligations as a co-borrower under the former VCDS Revolving Loan.
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At May 3, 2008 and February 2, 2008 $27.1 million and $27.0 million, respectively, was available under the Filene’s Basement Revolving Loan. At May 3, 2008 and February 2, 2008, direct borrowings aggregated $32.0 million and $22.5 million, respectively. $3.2 million and $3.4 million letters of credit were issued and outstanding at May 3, 2008 and February 2, 2008, respectively. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.
$150 Million Secured Revolving Credit Facility – The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers, and DSW and its wholly-owned subsidiaries, including DSWSW, are named as co-guarantors. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At May 3, 2008 and February 2, 2008, $138.1 million and $134.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At May 3, 2008 and February 2, 2008, $11.9 million and $15.7 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
$0.25 Million Senior Non-Convertible Loan
On August 16, 2006, the Company amended and restates its Non-Convertible Loan whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised. The Non-Convertible Loan and cash collateral account was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 16, 2006, Retail Ventures issued PIES in the aggregate principal amount of $125 million. On September 15, 2006, Retail Ventures issued an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the PIES offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of the Non-Convertible Loan.
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
During the three months ended May 3, 2008 and May 5, 2007, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $18.8 million and $14.7 million, respectively. As of May 3, 2008, the fair value asset recorded for the conversion feature of the PIES was $49.6 million.
Auction Rate Securities
As of May 3, 2008, all of DSW’s $13.5 million of investments were invested in auction rate securities. As of February 2, 2008, $38.0 million of DSW’s $82.5 million in total investments was invested in auction rate securities. Due to auction failures limiting the liquidity of DSW’s investments, DSW has presented $8.4 million of its investment in auction rate securities as long-term investments as of May 3, 2008. If DSW is unable to liquidate the remaining auction rate securities at their scheduled auction dates, DSW may not have access to its funds until the maturity date of these investments, which could be until 2034. DSW believes that the current lack of liquidity relating to its auction rate securities will have no impact on its ability to fund the ongoing operations and growth initiatives.

Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions; amounts owed under guarantees of Value City’s operations regarding certain equipment leases; amounts owed under certain employee benefit plans; amounts owed under certain income tax liabilities and amounts owed by RVS under certain service agreements through which Value City obtains general services or information technology equipment or licenses.
As of May 3, 2008 and February 2, 2008, RVI had recorded a liability of $28.2 million and $26.6 million, respectively, for the guarantees of Value City commitments. If Value City does not continue as a going concern or Value City fails to pay its obligations with respect to the foregoing indebtedness guaranteed by Retail Ventures or RVS, these guarantees may become immediately due and payable by Retail Ventures or RVS, as applicable, which would have a material adverse effect on RVI.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the first quarter of fiscal 2008, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $3.7 million at May 3, 2008. In addition, at May 3, 2008 lease agreements have been signed for 45 new DSW and Filene’s Basement store locations expected to be opened over the next 18 months, with annual aggregate rent of $16.3 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $16.7 million of tenant improvement allowances which will be used to fund future capital expenditures.
The Company had no “off-balance sheet” arrangements as of May 3, 2008 and February 2, 2008 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended May 3, 2008.
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
Auction Rate Securities
As of May 3, 2008, all of DSW’s short and long-term investments were in auction rate securities. Due to auction failures limiting the liquidity of DSW’s investment, we have presented certain investments in auction rate securities as long-term investments as of May 3, 2008. While recent failures in the auction process have affected DSW’s ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. We recorded a temporary impairment of $0.2 million. We expect to continue to earn interest at the prevailing rates on our remaining auction rate securities.

Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the Filene’s Basement Revolving Loan and the DSW Revolving Loan. At May 3, 2008, direct borrowings aggregated $32.0 million and an additional $15.1 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended May 3, 2008, net of income taxes, would have an impact of less than $0.1 million on our financial position, liquidity and results of operations.
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
Term Loan Warrants and Conversion Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of May 3, 2008 and February 2, 2008, Retail Ventures did not have any derivatives designated as hedges.
As of May 3, 2008, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $23.8 million. The $14.2 million value ascribed to the Conversion Warrants was estimated as of May 3, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.5%; expected life of 1.1 years; expected volatility of 63.2%; and an expected dividend yield of 0.0%. The $9.6 million value ascribed to the Term Loan Warrants was estimated as of May 3, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.8%; expected life of 4.1 years; expected volatility of 56.3%; and an expected dividend yield of 0.0%. As the Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three months ended May 3, 2008, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $18.8 million. As of May 3, 2008, the fair value asset recorded for the conversion feature was $49.6 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.8%; expected life of 3.4 years; expected volatility of 48.2%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of May 3, 2008, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our 2007 Annual Report, and other factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements. For the quarter ended May 3, 2008, there were no material changes to the Company’s previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the first quarter of the 2008 fiscal year.
We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal 2008. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Filene’s Basement Revolving Loan and the DSW Revolving Loan restricts the payment of dividends by any borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail

Ventures by any borrower or guarantor up to the aggregate amount of $5.0 million less the amount of any loans or advances made to Retail Ventures by any borrower or guarantor. Further, the Filene’s Basement Revolving Loan provides that additional dividends and loans up to $6.5 million in any fiscal year may be made to RVI by Filene’s Basement for the sole purpose of paying interest, fees or other charges, but not principal, on the PIES, to the extent that loan payments made to RVI by Filene’s Basement on account of certain intercompany indebtedness are not sufficient to allow RVI to make such required payments with respect to the PIES.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 33.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: June 12, 2008	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Common Stock Purchase Warrant issued to Schottenstein RVI, LLC (as assignee of Amended Common Stock Purchase Warrant previously held by Schottenstein Stores Corporation)

10.1	First Amendment to Agreement to Acquire Leases and Lease Properties, dated effective as of February 15, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2008)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer