Form 10-Q
period 2008-08-02
RETAIL VENTURES INC
filed 2008-09-09
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
(614) 476-8131
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of August 31, 2008 was 48,680,729.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 2,	February 2,
	2008	2008
ASSETS
Cash and equivalents	$110,774	$112,951
Restricted cash	260	257
Short-term investments	75,480	70,005
Accounts receivable, net	6,978	14,373
Accounts receivable from related parties, net	1,581	2,245
Inventories	372,458	339,320
Prepaid expenses and other current assets	31,541	31,232
Deferred income taxes	22,185	28,225

Total current assets	621,257	598,608

Property and equipment, net	267,551	254,659
Goodwill	25,899	25,899
Long-term investments	5,760	12,500
Tradenames and other intangibles, net	18,333	19,927
Conversion feature of long-term debt	57,632	30,848
Deferred income taxes	1,382
Other assets	8,380	9,524

Total assets	$1,006,194	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	August 2,	February 2,
	2008	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$162,552	$149,900
Accounts payable to related parties	1,846	2,431
Accrued expenses:
Compensation	11,715	8,407
Taxes	23,818	22,857
Guarantees from discontinued operations	7,886	17,477
Other	56,958	59,461
Warrant liability	3,650	936
Warrant liability-related parties	11,447	41,277

Total current liabilities	279,872	302,746

Long-term obligations	171,444	157,793
Other noncurrent liabilities	136,605	128,497
Deferred income taxes	27,097	29,657

Minority interest	169,260	160,349

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,685,280 and 48,623,430, respectively	306,133	305,254
Accumulated deficit	(82,288)	(130,577)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants	124	124
Accumulated other comprehensive loss	(1,994)	(1,819)

Total shareholders’ equity	221,916	172,923

Total liabilities and shareholders’ equity	$1,006,194	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$459,786	$464,638	$926,070	$930,477
Cost of sales	(260,477)	(288,028)	(533,534)	(554,454)

Gross profit	199,309	176,610	392,536	376,023
Selling, general and administrative expenses	(195,736)	(171,674)	(381,792)	(344,361)
Change in fair value of derivative instruments	9,463	26,953	31,407	41,549
Change in fair value of derivative instruments — related parties	7,270	97,831	22,494	95,784
License fees and other income	1,753	1,316	3,317	3,069

Operating profit	22,059	131,036	67,962	172,064
Interest expense	(4,142)	(3,132)	(8,176)	(6,200)
Interest income	959	2,945	2,146	5,585

Interest expense, net	(3,183)	(187)	(6,030)	(615)

Income from continuing operations before income taxes and minority interest	18,876	130,849	61,932	171,449
Income tax expense	(7,682)	(12,877)	(14,160)	(31,600)

Income from continuing operations before minority interest	11,194	117,972	47,772	139,849
Minority interest	(3,954)	(2,411)	(7,760)	(11,186)

Income from continuing operations	7,240	115,561	40,012	128,663
Income (loss) from discontinued operations, net of tax	10,494	(9,343)	6,873	(19,705)

Net income	$17,734	$106,218	$46,885	$108,958

Basic and diluted earnings (loss) per share:

Basic earnings per share from continuing operations	$0.15	$2.40	$0.82	$2.70
Diluted earnings per share from continuing operations	$0.15	$1.97	$0.80	$2.18
Basic earnings (loss) per share from discontinued operations	$0.22	$(0.19)	$0.14	$(0.41)
Diluted earnings (loss) per share from discontinued operations	$0.21	$(0.16)	$0.14	$(0.33)
Basic earnings per share	$0.36	$2.21	$0.96	$2.28
Diluted earnings per share	$0.36	$1.81	$0.93	$1.84

Shares used in per share calculations:

Basic	48,675	48,157	48,657	47,714
Diluted	48,970	58,776	50,296	59,073
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common						Other
	Common	Shares in	Common	Accumulated	Treasury			Comprehensive
	Shares	Treasury	Shares	Deficit	Shares	Warrants		Loss	Total
Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$(59)	$		$(550)	$91,620

Net income from continuing operations				128,663					128,663
Net loss from discontinued operations				(19,705)					(19,705)
Cumulative effect of FIN 48 adoption				(641)					(641)
Capital transactions of Subsidiary				1,361					1,361
Stock based compensation expense, before related tax effects			259						259
Exercise of stock options	19		71						71
Exercise of warrants	1,333		25,612						25,612

Balance, August 4, 2007	48,623	8	$302,632	$(74,783)	$(59)	$		$(550)	$227,240

Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$172,923

Net income from continuing operations				40,012					40,012
Net income from discontinued operations				6,873					6,873
Unrealized loss on available-for- sale securities, net of tax benefit of $115								(175)	(175)

Total comprehensive income									$46,710
Capital transactions of Subsidiary				1,404					1,404
Stock based compensation expense, before related tax effects			685						685
Exercise of stock options	62		194						194

Balance, August 2, 2008	48,685	8	$306,133	$(82,288)	$(59)		$124	$(1,994)	$221,916

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 2,		August 4,
	2008		2007
Cash flows from operating activities:
Net income		$46,885	$108,958
Less: (Income) loss from discontinued operations, net of tax		(6,873)	19,705

Income before discontinued operations		40,012	128,663
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt		1,884	1,682
Stock based compensation expense		685	259
Stock based compensation expense of subsidiary		1,404	1,361
Depreciation and amortization		22,833	19,274
Change in fair value of derivative instruments ($(22,494) and $(95,784) — related party)		(53,901)	(137,333)
Deferred income taxes and other noncurrent liabilities		(6,460)	(5,946)
Impairment of assets		9,952
Loss on disposal of assets		301	119
Minority interest in consolidated subsidiary		7,760	11,187
Other		1,226	930
Change in working capital, assets and liabilities:
Accounts receivable		8,059	2,856
Inventories		(33,138)	(27,094)
Prepaid expenses and other assets		(198)	(7,312)
Accounts payable		14,338	46,911
Proceeds from construction and tenant allowances		15,157	12,042
Accrued expenses		(2,167)	(15,579)

Net cash provided by operating activities from continuing operations		27,747	32,020
Net cash provided by operating activities from discontinued operations			10,679
Cash flows from investing activities:
Cash paid for property and equipment		(43,597)	(46,580)
Purchases of available-for-sale investments		(107,639)	(23,200)
Purchases of held-to-maturity investments		(2,000)
Maturities and sales from available-for-sale investments		110,618	18,875
Acquisition of tradename			(21)

Net cash used in investing activities from continuing operations		(42,618)	(50,926)
Net cash used in investing activities from discontinued operations			(210)
Cash flows from financing activities:
Net increase in revolving credit facility		12,500	18,000
Proceeds from exercise of warrants			6,000
Proceeds from exercise of stock options		194	71

Net cash provided by financing activities from continuing operations		12,694	24,071
Net cash used in financing activities from discontinued operations			(10,346)

Net (decrease) increase in cash and equivalents from continuing operations		$(2,177)	$5,165
Cash and equivalents from continuing operations, beginning of period		112,951	143,020

Cash and equivalents from continuing operations, end of period		$110,774	$148,185
Net increase in cash and equivalents from discontinued operations	$		$123
Cash and equivalents from discontinued operations, beginning of period			17,201

Cash and equivalents from discontinued operations, end of period	$		$17,324

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates three segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer and Filene’s Basement, Inc. (“Filene’s Basement”) is an off-price retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments. As of August 2, 2008, there were 274 DSW stores located in major metropolitan areas throughout the United States and 36 Filene’s Basement stores located in major metropolitan areas in the northeastern and midwestern United States. DSW also operates dsw.com and supplies shoes, under supply arrangements, for 348 locations for other non-related retailers in the United States.

As of August 2, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $83.1 million, including a reduction of the loss of $6.9 million recognized in the first two quarters of fiscal 2008. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.

DSW. As of August 2, 2008, DSW operated a total of 274 stores located throughout the United States and dsw.com. DSW stores offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the six months ended August 2, 2008, DSW opened 16 new DSW stores, closed one DSW store and launched dsw.com. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of August 2, 2008, DSW supplied merchandise to 282 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store. During the six months ended August 2, 2008, DSW added seven new non-affiliated leased departments and ceased operations in one non-affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2008 (the “2007 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.

3.	ADOPTION OF ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. RVI is currently evaluating the impact of the adoption of SFAS 157 for non-financial assets and liabilities on its financial position and results of operations.

Although the adoption of this standard in the quarter ended May 3, 2008 had no impact on RVI’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, SFAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transaction with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive market, or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2008 consisted of the following:

	Balance at
	August 2, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$110,774	$59,508	$51,266
Restricted cash	260	260
Short-term investments	75,480		75,430	$50
Long-term investments	5,760			5,760
Conversion feature of long-term debt	57,632		57,632

	$249,906	$59,768	$184,328	$5,810

Liabilities:
Warrant liability	$3,650		$3,650
Warrant liability-related parties	11,447		11,447

	$15,097		$15,097

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Cash and equivalents and restricted cash primarily represent cash deposits and investments in money market funds held with financial institutions. See Note 7 for fair value disclosure regarding financial instruments and debt. The activity related to level 3 investments for the six months ended August 2, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,805)	(7,600)
Transfers between short-term and long-term investments	(1,150)	1,150
Unrealized losses included in accumulated other comprehensive loss		(290)

Carrying value as of August 2, 2008	$50	$5,760

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
In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	DISCONTINUED OPERATIONS

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $83.1 million as of August 2, 2008, including a reduction in the loss of $6.9 million recognized in the six months ended August 2, 2008 consisting primarily of the adjustments of guarantees recorded by Retail Ventures partially offset by additional expenses relating to the transaction. The after-tax loss on the transaction as of February 2, 2008 of $90.0 million was comprised of $26.6 million for the recording of guarantees, $35.1 million for the write off of the note receivable from Value City to RVI and related accrued interest, $13.8 million for the write off of receivables from Value City to RVI, $10.6 million for the write off of the remaining investment in the discontinued operations, $3.8 million was related to the transfer of assets and $0.1 million for the issuance of warrants to VCHI. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.

The significant components of Value City operating results for the three months ended August 4, 2007 included in discontinued operations were; net sales of $268.1 million, loss before income taxes of $14.8 million, income tax benefit of $5.4 million, and loss from discontinued operations, net of tax of $9.3 million. The significant components of Value City operating results for the six months ended August 4, 2007 included in discontinued operations were; net sales of $556.3 million, loss before income taxes of $31.0 million, income tax benefit of $11.3 million, and loss from discontinued operations, net of tax of $19.7 million.

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

During the six months ended August 2, 2008 and August 4, 2007, included in income from continuing operations is stock based compensation expense of $2.7 million and $2.3 million, respectively, each of which includes $2.0 million of expenses recorded by DSW, before accounting for the minority interest.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the six months ended August 2, 2008 (in thousands):

	Six months ended August 2, 2008
	Stock Options	SARs	RSUs
Outstanding beginning of period	1,312	725	57
Granted	75
Exercised	(62)		(35)
Forfeited	(231)	(325)

Outstanding end of period	1,094	400	22
Exercisable end of period	1,042	213
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 2, 2008	August 4, 2007
Assumptions:
Risk-free interest rate	2.83%	4.53%
Expected volatility of Retail Ventures common shares	55.86%	56.26%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.00%	0.00%
The weighted-average grant date fair value of options granted in the three months ended August 2, 2008 and August 4, 2007 was $2.71 per share and $10.76 per share, respectively, and for the six months ended August 2, 2008 and August 4, 2007 was $3.31 per share and $10.90 per share, respectively.
Stock Appreciation Rights
Expense of $0.3 million and reduction of expenses of $3.8 million was recorded in continuing operations during the three months ended August 2, 2008 and August 4, 2007, respectively, relating to SARs. Expense of $0.6 million and reduction of expenses of $3.2 million was recorded in continuing operations during the six months ended August 2, 2008 and August 4, 2007, respectively, relating to SARs.
Restricted Stock Units
Total compensation expense costs recognized in continuing operations related to the restricted stock units in the three months ended August 2, 2008 was an expense of less than $0.1 million and for the three months ended August 4, 2007 was a reduction of expenses of $0.8 million. Total compensation expense costs recognized in continuing operations related to the restricted stock units in the six months ended August 2, 2008 was an expense of $0.2 million and for the six months ended August 4, 2007 was a reduction of expenses of $0.2 million, respectively. The amount accrued for restricted stock units at August 2, 2008 and February 2, 2008 was less than $0.1 million and $0.2 million, respectively.
Restricted Shares
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of both August 2, 2008 and February 2, 2008, the Company had no outstanding restricted common shares.
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
The following tables summarize the activity of DSW’s stock options and RSUs for the six months ended August 2, 2008 (in thousands):

	Six months ended August 2, 2008
	Stock Options	RSUs
Outstanding beginning of period	1,520	151
Granted	1,028	133
Exercised		(4)
Forfeited	(222)	(45)

Outstanding end of period	2,326	235
Exercisable end of period	613
Stock Options
The weighted-average grant date fair value of each option granted during the three months ended August 2, 2008 and August 4, 2007 was $6.10 per share and $15.52 per share, respectively, and for the six months ended August 2, 2008 and August 4, 2007 was $5.88 per share and $17.66 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 2, 2008	August 4, 2007
Assumptions:
Risk-free interest rate	2.73%	4.90%
Expected volatility of DSW common shares	48.07%	36.46%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.00%	0.00%
Restricted Stock Units
The total aggregate intrinsic value of nonvested RSUs at August 2, 2008 was $3.2 million. As of August 2, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 2.4 years. The weighted average exercise price for all restricted stock units is zero.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the six months ended August 2, 2008, DSW granted 41,229 director stock units, and expensed $0.6 million related to these grants. During the six months ended August 4, 2007, DSW granted 7,426 director stock units and expensed $0.3 million relating to the grants. As of August 2, 2008, 79,165 director stock units had been issued and no director stock units had been settled.

6.	INVESTMENTS

The long-term investments balance at both August 2, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. As a result, for the six months ended August 2, 2008, the Company recorded a temporary impairment of $0.3 million before taxes related to its long-term investments. The auction rate securities are typically available for auction every 91 to 182 days. The maturity dates of the underlying auction rate securities are through 2034.

Short-term investments at August 2, 2008 include auction rate securities that settled at auction after the balance sheet date or securities that have been redeemed by the underlying issuer. The other short-term investments include variable rate demand notes, tax exempt bonds, tax advantaged bonds and tax exempt commercial paper. These other types of short-term investments, excluding tax exempt commercial paper, generally have interest reset dates of 7 to 126 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities. As a result, other than one security classified as held to maturity that the Company has the ability and intent to hold until maturity, the Company has classified these securities as available for sale. At February 2, 2008, the short-term investment balance included variable rate demand notes and auction rate securities. All investments are recorded in the DSW segment.

The following table discloses the major categories of investments as of August 2, 2008 and February 2, 2008:

	Short-term investments		Long-term investments
	August 2, 2008	February 2, 2008	August 2, 2008	February 2, 2008
		(in thousands)
Available for Sale:
Tax exempt bonds	$36,991
Tax advantaged bonds	2,000
Variable rate demand notes	22,150	$44,505
Tax exempt commercial paper	12,285
Auction rate securities	50	25,500	$6,050	$12,500
Unrealized losses included in accumulated other comprehensive loss			(290)

Total available for sale	$73,476	$70,005	$5,760	$12,500

Held to maturity	2,004

Total investments	$75,480	$70,005	$5,760	$12,500

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES

Long term obligations consist of the following (in thousands):

	August 2,	February 2,
	2008	2008
Credit facilities:
Revolving credit facilities	$35,000	$22,500
Senior Loan Agreement — related parties	250	250
PIES	143,750	143,750
Discount on PIES	(7,556)	(8,707)

	$171,444	$157,793

Letters of credit outstanding:
Filene’s Basement revolving credit facility	$3,004	$3,360
DSW revolving credit facility	$24,392	$15,711

Availability under revolving credit facilities:
Filene’s Basement revolving credit facility	$22,243	$26,996
DSW revolving credit facility	$125,459	$134,289
Premium Income Exchangeable SecuritiesSM (PIES)

The embedded exchange feature of the Premium Income Exchangeable SecuritiesSM (“PIES”) is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with SFAS 157 using level 2 inputs such as current market rates and changes in fair value and is reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

During the three and six months ended August 2, 2008, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $8.0 million and $26.8 million, respectively. During the three and six months ended August 4, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $25.3 million and $40.0 million, respectively. As of August 2, 2008 and February 2, 2008, the fair value asset recorded for the conversion feature was $57.6 million and $30.8 million, respectively.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of January 23, 2008 using the Black-Scholes Pricing Model.

Term Loan Warrants and Conversion Warrants

For the three and six months ended August 2, 2008, the Company recorded a reduction of expenses of $8.7 million and $27.1 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”). For the three and six months ended August 4, 2007, the Company recorded a reduction of expenses of $99.5 million and $97.4 million, respectively, for the change in fair value of the Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133 therefore, changes in the fair values are recognized in earnings in the period of change.

In accordance with SFAS 133 and SFAS 157, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value. The fair value of the Warrants was $15.1 million and $42.2 million at August 2, 2008 and February 2, 2008, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

Deferred Rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent included in the other noncurrent liabilities caption at August 2, 2008 and February 2, 2008 were $40.0 million and $38.1 million, respectively.

Construction and Tenant Allowances

The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These unamortized allowances were $81.5 million and $76.2 million at August 2, 2008 and February 2, 2008, respectively.

8.	PENSION BENEFIT PLAN

The Company contributed $0.5 million in the second quarter of fiscal 2008 to meet minimum funding requirements. The following table shows the components of net periodic benefit cost of the Company’s pension benefit plan (in thousands):

	Three months ended		Six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest cost	$233	$228	$467	$454
Expected return on plan assets	(280)	(303)	(562)	(606)
Amortization of transition asset	(10)	(10)	(19)	(19)
Amortization of net loss	110	61	221	122

Net periodic benefit cost	$53	$(24)	$107	$(49)

9.	EARNINGS PER SHARE

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended		Six months ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted average shares outstanding	48,675	48,157	48,657	47,714
Assumed exercise of dilutive SARs	1	306	13	348
Assumed exercise of dilutive stock options	154	620	212	641
Assumed exercise of dilutive Term Loan Warrants	48	3,241	490	3,351
Assumed exercise of dilutive Conversion Warrants	92	6,452	924	7,019

Number of shares for computations of dilutive earnings per share	48,970	58,776	50,296	59,073

For the three and six months ended August 4, 2007, all potentially dilutive instruments were dilutive. The amount of securities outstanding at August 2, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, were as follows (in thousands):

August 2, 2008
SARs	364
Stock options	369
VCHI Warrants	150

Total of all potentially dilutive instruments	883

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated other comprehensive loss” of $2.0 million and $1.8 million at August 2, 2008 and February 2, 2008, respectively, includes the Company’s minimum pension liability, net of income tax and the unrealized loss on available-for-sale securities, net of income tax. For the six months ended August 2, 2008 the total comprehensive income was $46.7 million. For the six months ended August 4, 2007 the comprehensive income and net income were the same.

11.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax of 22.9% for the six month period ended August 2, 2008 reflects the impact of the change in fair value of warrants, included in book income but not tax income and a reduction in valuation allowances of $3.3 million on federal and state deferred tax assets. The Company’s effective tax rate for the six months ended August 4, 2007 was 18.4% and reflects the impact of the change in fair value of warrants, included in book income but not tax income, and an additional valuation allowance of $1.7 million on state net deferred tax assets.

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The allowances as of August 2, 2008 and February 2, 2008 were $97.2 million and $100.5 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statements of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of selling, general and administrative expenses in its condensed consolidated statements of operations.
12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

	Six months ended
	August 2, 2008	August 4, 2007
Cash paid during the period for:
Interest	$5,494	$6,426
Income taxes	$13,124	$26,745

Noncash activities:
Increase in accounts payable and accrued expenses due to asset purchases	$1,808	$1,902

13.	SEGMENT REPORTING

The Company is operated in three segments: DSW, Filene’s Basement and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations on January 23, 2008, the results of the previously disclosed Value City segment are included in discontinued operations (see Note 4) and Value City is therefore no longer included as a reportable segment of the Company. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at August 2, 2008 and February 2, 2008 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments. Capital expenditures in parenthesis represent assets transferred to other segments.

The tables below present segment information for the three and six months ended August 2, 2008 and August 4, 2007 (in thousands):

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
Three months ended August 2, 2008

Net Sales	$357,175	$102,611			$459,786
Operating profit (loss)	17,679	(12,353)	$16,733		22,059
Depreciation and amortization	8,213	3,220	602		12,035
Interest expense	304	2,220	3,345	$(1,727)	4,142
Interest income	724	11	1,951	(1,727)	959
Income tax expense	(7,142)	(66)	(474)		(7,682)

Capital expenditures	24,264	1,288	2		25,554

As of August 2, 2008

Total assets	738,624	149,853	242,151	(124,434)	1,006,194

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
Three months ended August 4, 2007

Net Sales	$348,718	$115,920			$464,638
Operating profit (loss)	8,326	(2,074)	$124,784		131,036
Depreciation and amortization	5,684	3,383	847		9,914
Interest expense	143	1,874	3,153	$(2,038)	3,132
Interest income	2,091	15	2,877	(2,038)	2,945
Income tax (expense) benefit	(3,753)	1,117	(10,241)		(12,877)

Capital expenditures	20,546	2,703	50		23,299

As of February 2, 2008
Total assets	693,882	162,099	222,361	(126,377)	951,965

Six months ended August 2, 2008

Net Sales	$723,439	$202,631			$926,070
Operating profit (loss)	33,685	(19,624)	$53,901		67,962
Depreciation and amortization	15,711	5,862	1,260		22,833
Interest expense	578	4,440	6,612	$(3,454)	8,176
Interest income	1,721	27	3,852	(3,454)	2,146
Income tax (expense) benefit	(13,583)	79	(656)		(14,160)

Capital expenditures	43,926	1,482	11		45,419

Six months ended August 4, 2007

Net Sales	$705,715	$224,762			$930,477
Operating profit (loss)	45,544	(10,813)	$137,333		172,064
Depreciation and amortization	10,874	6,711	1,689		19,274
Interest expense	281	3,617	6,377	$(4,075)	6,200
Interest income	3,948	37	5,675	(4,075)	5,585
Income tax (expense) benefit	(18,946)	5,056	(17,710)		(31,600)

Capital expenditures	39,221	9,272	(16)		48,477

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14.	COMMITMENTS AND CONTINGENCIES

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

Guarantees

RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or in certain circumstances may be responsible for certain liabilities of Value City. If Value City decides to discontinue its operations or otherwise not pay creditors whose obligations RVI or RVS had guaranteed, RVI may become subject to various risks associated with such refusal to pay creditors or any insolvency or bankruptcy proceedings.

As of August 2, 2008 RVI had recorded an estimated maximum potential liability of $18.4 million, of which $7.9 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date of approximately $3.8 million; guaranteed severance for certain Value City employees of $0.9 million; approximately $2.3 million for the amount of lease obligations for certain equipment leases; amounts recognized under certain income tax liabilities of approximately $5.0 million; amounts owed under certain employee benefit plans of approximately $4.1 million for the amount that may be due if the plans are not fully funded on a termination basis and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction of $2.4 million. As of February 2, 2008, RVI had recorded an estimated maximum potential liability of $26.6 million for the guarantees of Value City commitments described above. The reduction in the liability is due to payments to factors, passage of time and revaluation of the guarantees.

As the guaranteed underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated maximum potential liability of $18.4 million from recovery of collateral held by Value City. The amount of any recovery value is not reasonably estimable.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in two of its three segments: DSW and Filene’s Basement. DSW is a leading United States branded footwear specialty retailer operating 274 shoe stores in 37 states as of August 2, 2008 and dsw.com and supplies shoes, under supply arrangements, for 348 locations for other non-related retailers in the United States. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the northeastern and midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of August 2, 2008, there were 36 Filene’s Basement stores in operation. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segments.
As of August 2, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 63.0% of DSW’s outstanding common shares and approximately 93.2% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $83.1 million, including a reduction of the loss of $6.9 recorded in the six months ended August 2, 2008. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties.
Following the disposition of Value City certain corporate services employees that provided shared services were hired by Value City and certain other corporate service positions were eliminated. Pursuant to an amendment to the existing shared services agreement between RVI and DSW, RVI transferred the following shared service departments to DSW during the six months ended August 2, 2008:  Finance; Internal Audit; Tax; Human Resource Information Systems; and Risk Management.  The employees in these departments transferred to DSW during the six months ended August 2, 2008. Due to the disposition of an 81% ownership interest in the Value City, the allocation of shared service expenses will have an increased expense impact on DSW and Filene’s Basement.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Item 1 of Part I of this report.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 25, 2008 (the “2007 Annual Report”), and in “Part II, Item 1A. Risk Factors” in this Form 10-Q some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	impact of the disposition of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and shared service obligations;

•	the risk of Value City deciding to discontinue operations or otherwise not pay its creditors;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	the success of dsw.com;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity risks related to our investments;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2007 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies, allowance for doubtful accounts and litigation. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
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
•	Revenue recognition. Revenue from merchandise sales is recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. Net sales also include revenues from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of a gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.2 million and $0.3 million, respectively, as miscellaneous income from gift card breakage during the three and six months ended August 2, 2008. Miscellaneous income is included in License Fees and Other Income in the Condensed Consolidated Statements of Operations. We did not recognize any income from gift card breakage during the three and six months ended August 4, 2007.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the realizable value were $28.8 million and $31.8 million at August 2, 2008 and February 2, 2008, respectively.

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

•	Allowance for Doubtful Accounts. We monitor our exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of August 2, 2008 and February 2, 2008, our allowances for doubtful accounts were $2.4 million and $0.4 million, respectively. The increase in our allowance is primarily related to the collectability of a receivable from Value City.

•	Cash and cash equivalents. Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days to be cash equivalents.

•	Investments. We determine the appropriate balance sheet classification of our investments at time of purchase and evaluate the classification at each balance sheet date. If we have the positive intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held to maturity securities are stated at amortized cost plus accrued interest. Otherwise, our investments are classified as available-for-sale.

Investments, which can include demand notes, tax exempt bonds, tax advantaged bonds, tax exempt commercial paper and auction rate securities, are classified as available-for-sale securities or held to maturity. All income generated from these investments is recorded as interest income. Our investments in auction rate securities have variable interest rates, which typically reset every 91 to 182 days and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. All other investments, other than tax exempt commercial paper, have variable interest rates that typically reset every 7 to 126 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities and classifies these securities as short-term investments accordingly.

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

•	Asset impairment and long-lived assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in operating expenses. We believe at August 2, 2008 that the carrying values and useful lives of long-lived assets are appropriate. To the extent these future projections or our strategies change, the conclusion regarding the impairment may differ from our current estimates.

•	Store closing reserve. During the six months ended August 2, 2008, the Company recorded charges associated with the closing of one DSW store and two Filene’s Basement stores, one of which closed in fiscal 2007. During the six months ended August 4, 2007, the Company recorded charges associated with the closing of one DSW store and one Filene’s Basement store. These store closing reserves are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves (in thousands):

	Balance at			Balance at
	February 2,	Related		August 2,
	2008	Charges	Payments	2008
Lease costs	$15		$(15)
Employee severance and termination benefits	389	$75	(389)	$75
Other		37	(37)

Total	$404	$112	$(441)	$75

	Balance at			Balance at
	February 3,	Related		August 4,
	2007	Charges	Payments	2007
Lease costs	$75	$248	$(170)	$153
Employee severance and termination benefits		1,958	(33)	1,925
Other		22	(18)	4

Total	$75	$2,228	$(221)	$2,082

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at August 2, 2008 by less than $0.1 million. The self-insurance reserves were $3.7 million and $3.0 million at August 2, 2008 and February 2, 2008, respectively.

•	Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At August 2, 2008, the actuarial assumptions of our plan have remained unchanged from our 2007 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At August 2, 2008, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.0% and long-term rate of return on plan assets of 8.0%.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability for the DSW customer loyalty program as of August 2, 2008 and February 2, 2008 was $6.8 million and $6.4 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the six months ended August 2, 2008, we reduced the valuation allowance on net deferred tax assets in the amount of approximately $3.3 million which resulted from a change in deferred tax assets.

Following the disposition of an 81% ownership interest in the Value City operations during January 2008, Value City operations are no longer included in Retail Ventures’ consolidated federal tax return.

•	Sale of subsidiary stock. Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Six months ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(56.7)	(62.0)	(57.6)	(59.6)

Gross profit	43.3	38.0	42.4	40.4
Selling, general and administrative expenses	(42.6)	(36.9)	(41.2)	(37.0)
Change in fair value of derivative instruments	3.7	26.8	5.8	14.8
License fees and other income	0.4	0.3	0.3	0.3

Operating profit	4.8	28.2	7.3	18.5
Interest expense	(0.9)	(0.7)	(0.9)	(0.7)
Interest income	0.2	0.7	0.3	0.6

Interest expense, net	(0.7)	(0.0)	(0.6)	(0.1)

Income from continuing operations before income taxes and minority interest	4.1	28.2	6.7	18.4
Income tax expense	(1.7)	(2.8)	(1.5)	(3.4)

Income from continuing operations before minority interest	2.4	25.4	5.2	15.0
Minority interest	(0.8)	(0.5)	(0.9)	(1.2)

Income from continuing operations	1.6%	24.9%	4.3%	13.8%

Key Financial Measures
In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit and net income. Other measures that we use in evaluating our performance include number of stores and leased departments, net sales per average gross square foot for stores, and change in comparable stores sales. The following describes certain line items set forth in our consolidated statement of income:
Net Sales.  We record net sales exclusive of sales tax and net of returns. For comparison purposes, we define stores or leased departments as comparable or non-comparable. A store’s or leased department’s sales are included in comparable sales if the store or leased department has been in operation at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter that they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the store is relocated more than one mile out of its area.
Cost of Sales.  Our cost of sales includes the cost of merchandise, permanent and point of sale reductions, markdowns and shrinkage.
SG&A Expenses.  SG&A expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance and outside professional services. Corporate level expenses are primarily attributable to operations at our corporate offices in Columbus, Ohio.

THREE MONTHS ENDED AUGUST 2, 2008 COMPARED TO THREE MONTHS ENDED AUGUST 4, 2007
Net Sales. Net sales for the three months ended August 2, 2008 decreased $4.8 million, or 1.0%, to $459.8 million compared to $464.6 million for the three months ended August 4, 2007.
Comparable store sales decreased 5.1% and, by segment, were:

	Three months ended
	August 2,	August 4,
	2008	2007
DSW	(6.9)%	5.9%
Filene’s Basement	1.4%	7.0%

Total Retail Ventures	(5.1)%	6.2%
DSW’s net sales were $357.2 million for the three months ended August 2, 2008, an increase of 2.4% from $348.7 million for the three months ended August 4, 2007. The increase in net sales for the three months ended August 2, 2008 included an increase of 8.8% from new and closed locations and dsw.com, partially offset by a decrease of 6.4% from comparable store sales.
DSW’s decrease in comparable store sales of 6.9% was primarily a result of the challenging economic environment. In addition, the decrease was also impacted by a reduction in price promotional events in DSW stores. The reduction in price promotional events resulted in an increase in average unit retail, but was offset by reductions in customer traffic and conversion rates. For the second quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 6.8%, men’s by 5.1%, accessories by 14.6%, and the athletic category by 9.1%.
Filene’s Basement’s net sales were $102.6 million for the three months ended August 2, 2008, a decrease of 11.5% from $115.9 million for the three months ended August 4, 2007. The decrease in net sales for the three months ended August 2, 2008 included a decrease of 12.6% from new and closed stores partially offset by a 1.1% increase from comparable stores. Included in the change in net sales is a $1.8 million decrease due to Filene’s Basement fine jewelry operations converting to a third-party leased department in the fourth quarter of 2007. Fine jewelry is included in leased department income in the statement of operations in the current year compared to net sales for the prior year.
Filene’s Basement’s had an increase in comparable store sales of 1.4%. For the second quarter of fiscal 2008, Filene’s Basement’s comparable store sales increased in men’s, women’s and accessories by 0.7%, 1.7% and 8.7%, respectively. Comparable store sales related to off-season purchases increased 23.2% which represented 2.8% of comparable store sales.
Gross Profit. Total gross profit increased $22.7 million from $176.6 million for the three months ended August 4, 2007 to $199.3 million for the three months ended August 2, 2008. Gross profit increased, as a percent of sales, from 38.0% for the three months ended August 4, 2007 to 43.3% for the three months ended August 2, 2008. Gross profit, as a percent of sales by segment, was:

	Three months ended
	August 2,	August 4,
	2008	2007
DSW	44.4%	38.2%
Filene’s Basement	39.6%	37.3%

Total Retail Ventures	43.3%	38.0%
DSW gross profit increased $25.3 million to $158.6 million in the three months ended August 2, 2008 from $133.3 million in the three months ended August 4, 2007. The gross profit for DSW for the second quarter of fiscal 2008 increased as a percentage of sales compared to the second quarter of fiscal 2007 due to decreased markdowns as a percentage of sales. The decrease in markdowns was a result of reduced price promotional events and improved inventory management.
Filene’s Basement gross profit decreased $2.6 million to $40.7 million in the second quarter of fiscal 2008 from $43.3 million in the second quarter of fiscal 2007, and increased as a percent of net sales from 37.3% in the second quarter of 2007 to 39.6%

in the second quarter of 2008. The increase as a percent of sales is due to an increase in initial markups and a decrease in markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $24.0 million from $171.7 million in the second quarter of fiscal 2007 to $195.7 million for the second quarter of fiscal 2008. As a percent of sales, SG&A expense was 42.6% for the second quarter of 2008 compared to 36.9% in the comparable quarter last year. SG&A expense, as a percent of sales by segment, was:

	Three months ended
	August 2,	August 4,
	2008	2007
DSW	39.7%	36.1%
Filene’s Basement	54.4%	41.2%

Total Retail Ventures	42.6%	36.9%
DSW SG&A expense increased $15.9 million and increased as a percent of sales for the three months ended August 2, 2008 compared to the three months ended August 4, 2007. The increase in SG&A expense as a percent of sales was primarily the result of unreimbursed expenses to provide transition services to Value City. Other factors that contributed to the increase as a percentage of sales included deleveraged store occupancy expenses, an increase in expenses related to dsw.com and an increase in other home office expenses.
Filene’s Basement SG&A expenses increased $8.1 million and increased as a percent of sales for the three months ended August 2, 2008 compared to the three months ended August 4, 2007. SG&A expenses increased as a percent of sales primarily as a result of the $8.1 million asset impairment charges taken during the second quarter of fiscal 2008 in accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
Change in Fair Value of Derivative Instruments. During the three months ended August 2, 2008 and August 4, 2007, the Company recorded non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and Term Loan Warrants of $8.7 million and $99.5 million, respectively. During the three months ended August 2, 2008 and August 4, 2007, a reduction of expenses of $8.0 million and $25.3 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivative instruments is primarily due to the declines in the RVI and DSW stock prices.
License Fees and Other Income. License fees and other income were $1.8 million and $1.3 million for the three months ended August 2, 2008 and August 4, 2007, respectively. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit. Operating profit for the quarter ended August 2, 2008 was $22.1 million compared to $131.0 million for the quarter ended August 4, 2007, a decrease of $108.9 million. Operating profit as a percent of sales was 4.8% and 28.2% for the three months ended August 2, 2008 and August 4, 2007, respectively. The decrease in the Corporate segment operating profit for the quarter ended August 2, 2008 and August 4, 2007 is primarily due to the decrease in the non-cash reduction of expenses from the change in fair value of derivative instruments. Operating profit (loss) as a percent of sales for segments with sales was:

	Three months ended
	August 2,	August 4,
	2008	2007
DSW	4.9%	2.4%
Filene’s Basement	(12.0)%	(1.8)%

Total Retail Ventures	4.8%	28.2%
Interest Expense. Interest expense for the quarter ended August 2, 2008 increased $1.0 million to $4.1 million compared to the second quarter of fiscal 2007. The increase is due primarily to increased average borrowings during the three months ended August 2, 2008, compared to the three months ended August 4, 2007.

Interest Income. Interest income decreased $2.0 million in the second quarter of fiscal 2008 over the same period last year due primarily to the replacement of short-term investments in favor of lower risk money market funds and other investments with lower yields.
Income Taxes. The effective tax rate for the three months ended August 2, 2008 was 40.7% compared to a 9.8% effective tax rate for the three months ended August 4, 2007. The effective tax rate of 40.7% reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a reduction in valuation allowances of $1.1 million on all net deferred tax assets.
Minority Interest. For the second quarter of fiscal 2008 and fiscal 2007, net income was impacted by $4.0 million and $2.4 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. For the second quarter of fiscal 2008, income from continuing operations decreased $108.3 million from the second quarter of fiscal 2007 and represents 1.6% of net sales versus 24.9% of net sales, respectively. The decrease in income from continuing operations for the second quarter of fiscal 2008 was primarily attributable to the $108.1 million decrease in non-cash income from the change in fair value of the warrants and conversion feature of the PIES.
Income (loss) from Discontinued Operations. The income from discontinued operations for the three months ended August 2, 2008 was $10.5 million compared to a loss from discontinued operations for the three months ended August 4, 2007 of $9.3 million. The difference of $19.8 million is primarily due to the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures during the fourth quarter of fiscal 2007. The income from discontinued operations for the three months ended August 2, 2008 consists primarily of adjustments to the guarantees, due to Value City payments to factors, passage of time and revaluation of guarantees, recorded by Retail Ventures partially offset by additional expenses relating to the transaction. The loss from discontinued operations for the three months ended August 4, 2007 consists of the Value City operations which included sales of $268.1 million, income tax benefit of $5.4 million and a net loss of $9.3 million, net of tax
SIX MONTHS ENDED AUGUST 2, 2008 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2007
Net Sales. Net sales for the six months ended August 2, 2008 decreased $4.4 million, or 0.5%, to $926.1 million compared to $930.5 million for the six months ended August 4, 2007.
Comparable store sales decreased 4.7% and, by segment, were:

	Six months ended
	August 2,	August 4,
	2008	2007
DSW	(6.2)%	0.9%
Filene’s Basement	0.6%	4.3%

Total Retail Ventures	(4.7)%	1.7%
DSW’s net sales were $723.4 million for the six months ended August 2, 2008, an increase of 2.5% from $705.7 million for the six months ended August 4, 2007. The increase in net sales for the six months ended August 2, 2008 included an increase of 8.2% from new and closed locations and dsw.com, partially offset by a decrease of 5.7% from comparable store sales.
DSW’s decrease in comparable store sales of 6.2% was primarily a result of the challenging economic environment. In addition, the decrease was also impacted by a reduction in price promotional events in DSW stores. For the six months ended August 2, 2008, DSW comparable store sales decreased in women’s by 6.3%, men’s by 4.4%, accessories by 11.4%, and the athletic category by 7.4%.
Filene’s Basement’s net sales were $202.6 million for the six months ended August 2, 2008, a decrease of 9.9% from $224.8 million for the six months ended August 4, 2007. The decrease in net sales for the six months ended August 2, 2008 included a decrease of 10.4% from new and closed stores partially offset by a 0.5% increase from comparable store sales. Included in the change in net sales is a $3.4 million decrease due to Filene’s Basement fine jewelry operations converting to a third-party leased department in the fourth quarter of 2007. Fine jewelry is included in leased department income in the statement of operations in the current year compared to net sales for the prior year.

Filene’s Basement comparable store sales increased 0.6%. Filene’s Basement’s comparable store sales increased in men’s and accessories by 1.2% and 7.6%, respectively, while the comparable stores sales decreased in women’s by 0.8%.  Sales related to off-season purchases increased 25.5% which represented 4.7% of comparable store sales.
Gross Profit. Total gross profit increased $16.5 million from $376.0 million for the six months ended August 4, 2007 to $392.5 million for the six months ended August 2, 2008. Gross profit increased, as a percent of sales, from 40.4% for the six months ended August 4, 2007 to 42.4% for the six months ended August 2, 2008. Gross profit, as a percent of sales by segment, was:

	Six months ended
	August 2,	August 4,
	2008	2007
DSW	43.4%	41.6%
Filene’s Basement	38.8%	36.7%

Total Retail Ventures	42.4%	40.4%
DSW gross profit increased $20.2 million to $313.8 million in the six months ended August 2, 2008 from $293.6 million in the six months ended August 4, 2007. The gross profit for DSW for the six months ended August 2, 2008 increased as a percentage of sales compared to the six months ended August 4, 2007 due to a decrease in markdowns. The decrease in markdowns was a result of reduced price promotional events.
Filene’s Basement gross profit decreased $3.7 million to $78.7 million in the six months ended August 2, 2008 from $82.4 million in the six months ended August 4, 2007, and increased as a percent of net sales from 36.7% in the six months ended August 4, 2007 to 38.8% in the six months ended August 2, 2008. The increase as a percent of sales is due to an increase in initial markups and a decrease in markdowns as a percent of sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $37.4 million from $344.4 million for the six months ended August 4, 2007 to $381.8 million for the six months ended August 2, 2008. As a percent of sales, SG&A expense was 41.2% for the six months ended August 2, 2008 compared to 37.0% for the six months ended August 4, 2007. SG&A expense, as a percent of sales by segment, was:

	Six months ended
	August 2,	August 4,
	2008	2007
DSW	38.9%	35.5%
Filene’s Basement	51.3%	43.6%

Total Retail Ventures	41.2%	37.0%
DSW’s SG&A expenses increased $31.3 million during the six months ended August 2, 2008 as compared to the six months ended August 4, 2007. The increase in SG&A expenses as a percent of sales was primarily the result of unreimbursed expenses to provide transition services to Value City and an increase in expenses related to dsw.com. Other factors that contributed to the increase as a percentage of sales included deleveraged store occupancy expenses and increased other home office expenses.
Filene’s Basement SG&A expenses increased $5.9 million and increased as a percent of sales for the six months ended August 2, 2008 compared to the six months ended August 4, 2007. SG&A expenses increased as a percent of sales primarily as a result of the $9.2 million SFAS 144 asset impairment charges recorded in the six months ended August 2, 2008 partially offset by decreases in personnel and advertising expenses. Pre-opening costs decreased in Filene’s Basement by approximately $2.3 million during the six months ended August 2, 2008 compared with the six months ended August 4, 2007.
Change in Fair Value of Derivative Instruments. During the six months ended August 2, 2008 and August 4, 2007, the Company recorded non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and Term Loan Warrants of $27.1 million and $97.4 million, respectively. During the six months ended August 2, 2008 and August 4, 2007, a reduction of expenses of $26.8 million and $40.0 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
License Fees and Other Income. License fees and other income were $3.3 million and $3.1 million for the six months ended August 2, 2008 and August 4, 2007, respectively. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit. Operating profit for the six months ended August 2, 2008 was $68.0 million compared to $172.1 million for the six months ended August 4, 2007, a decrease of $104.1 million. Operating profit as a percent of sales was 7.3% and 18.5% for the six months ended August 2, 2008 and August 4, 2007, respectively. The decrease in the Corporate segment operating profit for the six months ended August 2, 2008 and August 4, 2007 is primarily due to the non-cash reduction of expenses from the change in fair value of derivative instruments. Operating profit (loss) as a percent of sales for segments with sales was:

	Six months ended
	August 2,	August 4,
	2008	2007
DSW	4.7%	6.5%
Filene’s Basement	(9.7)	(4.8)

Total Retail Ventures	7.3%	18.5%
Interest Expense. Interest expense for the six months ended August 2, 2008 increased $2.0 million to $8.2 million compared to the six months ended August 4, 2007. The increase is due primarily to increased average borrowings during the six months ended August 2, 2008, compared to the six months ended August 4, 2007.
Interest Income. Interest income decreased $3.4 million in the six months ended August 2, 2008 over the same period last year due primarily to the replacement of short-term investments in favor of lower risk money market funds and other investments with lower yields.
Income Taxes. The effective tax rate for the six months ended August 2, 2008 was 22.9% compared to an 18.4% effective tax rate for the six months ended August 4, 2007. The effective tax rate of 22.9% reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a reduction in valuation allowances of $3.3 million on all net deferred tax assets.
Minority Interest. For the six months ended August 2, 2008 and August 4, 2007, net income was impacted by $7.8 million and $11.2 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. For the six months ended August 2, 2008, income from continuing operations decreased $88.7 million from the six months ended August 4, 2007 and represents 4.3% of net sales versus 13.8% of net sales, respectively. The decrease in income from continuing operations for the six months ended August 2, 2008 was primarily attributable to the $83.4 million decrease in non-cash income from the change in fair value of the warrants and conversion feature of the PIES.
Income (loss) from Discontinued Operations. The income from discontinued operations for the six months ended August 2, 2008 was $6.9 million compared to the loss from discontinued operations for the six months ended August 4, 2007 of $19.7 million. The difference of $26.6 million is primarily due to the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures during the fourth quarter of fiscal 2007. The income from discontinued operations for the six months ended August 2, 2008 consists primarily of the $8.2 million in adjustments to the guarantees, due to Value City payments to factors, passage of time and revaluation of guarantees recorded by Retail Ventures partially offset by additional expenses relating to the transaction. The loss from discontinued operations for the six months ended August 4, 2007 consists of the Value City operations which included sales of $556.3 million, income tax benefit of $11.3 million and a net loss of $19.7 million, net of tax
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of our sales and operating profit have been generated during the early fall and winder holiday seasons for our Filene’s Basement segment.

DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.
LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for debt services, plus seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season for Filene’s Basement. For DSW, the inventory levels increase relative to the expected sales increase when its customer’s interest in new seasonal styles increases. RVI, DSW and Filene’s Basement believe that they have sufficient financial resources and access to financial resources at this time. A general slowdown in the United States economy or an uncertain economic outlook could adversely affect consumer confidence and consumer spending habits, which may result in reduced customer traffic and comparable store sales in our existing stores. Reduced sales may result in reduced cash flows if we are not able to appropriately manage inventory levels or leverage expenses.
Net working capital was $341.4 million and $295.9 million at August 2, 2008 and February 2, 2008, respectively. The increase in net working capital is primarily due to the increased inventory levels and decreased warrant liability partially offset by a decrease in accounts receivable and an increase in accounts payable. Current ratios at those dates were 2.22 and 1.98, respectively.
Operating cash flows. Net cash provided by operating activities from continuing operations was $27.8 million for the six months ended August 2, 2008 as compared to $32.0 million provided by operating activities from continuing operations for the six months ended August 4, 2007. The net cash provided by operating activities for the six months ended August 2, 2008 is primarily due to net income for the period after adjusting for the non-cash depreciation expense, decrease in inventories and the change in the fair value of derivative instruments.
Investing cash flows. For the six months ended August 2, 2008, our net cash used in investing activities was $42.6 million compared to $50.9 million for the six months ended August 4, 2007. The decrease in cash used is primarily a result of the timing of the cash payments for our capital expenditures as compared to prior year. During the six months ended August 2, 2008 the Company incurred $45.4 million in capital expenditures and paid $43.6 million in cash for capital expenditures. Of this amount, the Company incurred $20.0 million for new stores, $6.6 million for improvements in existing stores, $2.2 million related to office and warehousing, $3.4 million related to dsw.com and $13.2 million related to information technology upgrades and new systems.
Filene’s Basement plans to open at least one new store, remodel a store and improve its existing distribution facility in fiscal 2008. Filene’s Basement expects to spend approximately $5.0 million for capital expenditures during fiscal 2008. Filene’s Basement capital expenditures will be reduced if Filene’s Basement is unable to obtain the necessary capital from its existing $100 million revolving credit facility or if Filene’s Basement’s operating cash flow declines.
DSW expects to spend approximately $85 million for capital expenditures in fiscal 2008. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, continue store growth, and the continued investment in dsw.com. DSW’s future capital expenditures will depend heavily on the number of new stores DSW opens, the number of existing stores DSW remodels and the timing of these expenditures. DSW plans to open at least 35 stores during fiscal 2008. Based on the current economic conditions and financial pressures facing real estate developers, DSW has reduced its plan to open at least 30 stores to 15 to 20 stores in fiscal 2009. DSW will continue to pursue real estate opportunities that fit its business model, but expect these pressures to slow its growth in fiscal 2009. DSW is currently evaluating the number of stores it plans to open in fiscal 2010.
DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes cash generated from DSW operations, together with current levels of DSW’s cash equivalents and short-term investments as well as availability under the DSW $150 million revolving credit facility will be sufficient to maintain DSW’s ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Although continued expansion could place increased demands on our financial, managerial, operations and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy could adversely affect consumer confidence and consumer spending habits, which may result in both reduced customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings.
The Company maintains three separate credit facilities: (1) a $100 million revolving credit facility under which Filene’s Basement is the borrower and RVI and certain of its wholly-owned subsidiaries are guarantors (the “Filene’s Basement Revolving Loan”); (2) a $150 million revolving credit facility under which DSW and DSWSW are co-borrowers and DSW and its wholly-owned subsidiaries, including DSWSW, are co-guarantors (the “DSW Revolving Loan”); and (3) a $0.25 million senior non-convertible loan facility under which RVI is the borrower and RVI and certain of its wholly-owned subsidiaries are co-guarantors (the “Non-Convertible Loan”). RVI also has outstanding $143.8 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the Filene’s Basement Revolving Loan, the DSW Revolving Loan, the Non-Convertible Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At August 2, 2008 and February 2, 2008 $22.2 million and $27.0 million, respectively, was available under the Filene’s Basement Revolving Loan. At August 2, 2008 and February 2, 2008, direct borrowings aggregated $35.0 million and $22.5 million, respectively. $3.0 million and $3.4 million letters of credit were issued and outstanding at August 2, 2008 and February 2, 2008, respectively. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers, and DSW and its wholly-owned subsidiaries, including DSWSW, are named as co-guarantors. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At August 2, 2008 and February 2, 2008, $125.5 million and $134.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At August 2, 2008 and February 2, 2008, $24.4 million and $15.7 million, respectively, in letters of credit were issued and outstanding. The maturity date of the DSW Revolving Loan is July 5, 2010.

$0.25 Million Senior Non-Convertible Loan
On August 16, 2006, the Company amended and restated its Non-Convertible Loan held by Schottenstein Stores Corporation (“SSC”) and Cerberus Partners, L.P. (“Cerberus”) whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised. The Non-Convertible Loan and cash collateral account was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008.
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
The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.0 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares subject to adjustment as provided in the PIES. As of August 2, 2008, the fair value asset recorded for the conversion feature of the PIES was $57.6 million
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
Auction Rate Securities
As of August 2, 2008, all of the Company’s long-term investments, $5.8 million, and less than $0.1 million of the Company’s short-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of the Company’s investments, the Company has presented certain investments in auction rate securities as long-term investments at August 2, 2008. The Company believes that the current lack of liquidity relating to the investment in auction rate securities will have no impact on its ability to fund its ongoing operations and growth initiatives.
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain income tax liabilities; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction.

As of August 2, 2008 and February 2, 2008, RVI had recorded a liability of $18.4 million and $26.6 million, respectively, for the guarantees of Value City commitments. The reduction in the liability is due to payments to factors, passage of time and revaluation of the guarantees. If Value City does not continue as a going concern or Value City fails to pay its obligations with respect to the foregoing indebtedness guaranteed by Retail Ventures or RVS, these guarantees may become immediately due and payable by Retail Ventures or RVS, as applicable, which would have a material adverse effect on RVI.
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
Contractual Obligations and Off-Balance Sheet Arrangements
During the six months ended August 2, 2008, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $3.7 million at August 2, 2008. In addition, at August 2, 2008 lease agreements have been signed for 42 new DSW and Filene’s Basement store locations expected to be opened over the next 18 months, with annual aggregate rent of $15.2 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $16.2 million of construction and tenant allowances which will be used to fund future capital expenditures.
The Company had no “off-balance sheet” arrangements as of August 2, 2008 and February 2, 2008 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the six months ended August 2, 2008.
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
Investments
Our cash and equivalents have maturities of 90 days or less. Our investments in auction rate securities have variable interest rates that typically reset every 91 to 182 days. We also have investments in tax exempt bonds, tax advantaged bonds, tax exempt commercial paper and variable rate demand notes. These investments, other than tax exempt commercial paper, generally have variable interest rates that reset every 7 to 126 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus limit our ability to invest in higher interest investments.
As of August 2, 2008, all of our long-term investments, $5.8 million, and less than $0.1 million of our short-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of these investments, the Company has presented the majority of its investments in auction rate securities as long-term investments as of August 2, 2008. While recent failures in the auction process have affected the ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. The Company recorded a temporary impairment of $0.2 million, net of tax, during the six months ended August 2, 2008. The Company expects to continue to earn interest at the prevailing rates on the remaining auction rate securities.

Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the Filene’s Basement Revolving Loan and the DSW Revolving Loan. At August 2, 2008, direct borrowings aggregated $35.0 million and an additional $27.4 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended August 2, 2008, net of income taxes, would have an impact of $0.1 million on our financial position, liquidity and results of operations.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (the “VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The VCHI Warrants are not derivative instruments as defined under SFAS No. 133. The warrants were measured at fair value using the Black-Scholes Pricing Model on the date of the transaction, January 23, 2008, and recorded within equity.
Term Loan Warrants and Conversion Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of August 2, 2008 and February 2, 2008, Retail Ventures did not have any derivatives designated as hedges.
As of August 2, 2008, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $15.1million. The $8.2 million value ascribed to the Conversion Warrants was estimated as of August 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.2%; expected life of 0.9 years; expected volatility of 66.7%; and an expected dividend yield of 0.0%. The $6.9 million value ascribed to the Term Loan Warrants was estimated as of August 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.8%; expected life of 3.9 years; expected volatility of 56.8%; and an expected dividend yield of 0.0%. As the Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the six months ended August 2, 2008, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $26.8 million. As of August 2, 2008, the fair value asset recorded for the conversion feature was $57.6 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 4.8%; expected life of 3.1 years; expected volatility of 47.5%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of August 2, 2008, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
Other than the items below, there have been no material changes to RVI’s risk factors set forth in Part I, Item 1A of our last Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
The temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store could lead to reduced sales when that location resumes operations.
The Downtown Crossing Boston Filene’s Basement is the original, landmark Filene’s Basement store.  The Downtown Crossing store generated 12.9% and 15.1% of Filene’s Basement segment sales during fiscal 2006 and 2005, respectively.  Filene’s Basement temporarily ceased operations at the Downtown Crossing Boston store in the fall of 2007 due to the complex redevelopment of the building housing the original store.  Filene’s Basement plans to resume operations in the new development in 2009.  The temporary cessation of business in this Downtown Crossing store could result, upon its reopening, in reduced customer traffic and sales at this location as compared to its historical performance.
Retail Ventures continues to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Retail Ventures and provided key services required for the operation of Retail Ventures’ business. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement (which was amended and restated effective October 29, 2006). Under the terms of the amended and restated shared services agreement, DSW provides several of our subsidiaries with key services relating to information technology services, planning and allocation support, distribution services and outbound transportation management, store design and construction management. The initial term of the shared services agreement expired at the end of fiscal 2007 and was automatically extended to the end of fiscal 2008 by operation of the contract.  Effective March 17, 2008, we entered into a new amendment to the shared services agreement with DSW.  Pursuant to the terms of the amended shared services agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, shared benefits administration, payroll, and information technology. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business. The current term of the shared services agreement will expire at the end of fiscal 2008 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the current term.
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

DSW will provide transition services to Value City and it and Filene’s Basement are at risk for increased costs due to termination of services or if DSW is unable to collect for services rendered.
In January 2008, RVI announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, RVI agreed to provide certain transition services to Value City.  DSW is currently in negotiations with Value City to provide transition services to Value City, including risk management, tax, financial services, shared benefits administration, payroll, and information technology services.  These services, other than information technology, were formerly provided to Value City by RVI.  In the interim, DSW is providing these transition services without an agreement.
In the event that DSW is unable to come to agreement with Value City on the scope and costs of these services, it will not be able to allocate a portion of its expenses to Value City which would result in increased expense to DSW and to Filene’s Basement.  The amount of the unreimbursed expense could be material and have a negative impact on our results of operations and financial position.
Additionally, in the event that Value City fails to pay its expense for these services, Retail Ventures may be unable to collect for such services.  These unpaid amounts could be material and have a negative impact on our results of operations and financial position. As of August 2, 2008, these unpaid amounts are approximately $4.7 million. Of these unpaid amounts, Retail Ventures has reserved approximately $1.6 million and has not recognized a receivable related to the remaining services provided.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the second quarter of the 2008 fiscal year.
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
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
Retail Ventures held its 2008 Annual Meeting of Shareholders on June 3, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Holders of 43,400,142 common shares of Retail Ventures were present at the meeting, representing 89.2% of Retail Ventures’ 48,653,129 common shares issued and outstanding and entitled to vote.

Proposal No. 1
The following persons were elected as members of Retail Ventures’ Board of Directors to serve until the annual 2009 meeting of shareholders or until their successors are duly elected and qualified. Each person received the number of votes for or the number of shareholder votes with authority withheld indicated below.

	Shares voted “FOR”	Shares “WITHHELD”
Henry L. Aaron	34,070,706	9,329,436
Ari Deshe	41,148,235	2,251,907
Jon P. Diamond	41,148,092	2,252,050
Elizabeth M. Eveillard	43,022,368	377,774
Lawrence J. Ring	43,019,469	380,673
Jay L. Schottenstein	42,692,770	707,372
Harvey L. Sonnenberg	41,098,639	2,301,503
James L. Weisman	40,862,742	2,537,400
Heywood Wilansky	42,855,310	544,832
No other matters were submitted to a vote of our shareholders at the annual meeting.
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits on page 40.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: September 9, 2008	By:	/s/ James A. McGrady
James A. McGrady
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Retail Ventures, Inc. (duly authorized officer and chief financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment to June 22, 2000 Employment Agreement between the Company and James A. McGrady effective June 22, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 3, 2008.

10.2	Transfer and Assignment Agreement among Retail Ventures, Inc., Retail Ventures Services, Inc., DSW Inc., and Filene’s Basement, Inc., dated as of March 17, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed August 28, 2008.

10.3	Amendment No. 1 to Amended and Restated Shared Services Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated herein by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed August 28, 2008.

10.4	Amendment No. 1 to Tax Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated herein by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed August 28, 2008.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer