Form 10-Q
period 2008-11-01
RETAIL VENTURES INC
filed 2008-12-09
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10767
RETAIL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Ohio	20-0090238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4150 E. Fifth Avenue, Columbus, Ohio	43219

(Address of principal executive offices)	(Zip Code)
(614) 238-4148
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of November 30, 2008 was 48,680,729.

RETAIL VENTURES, INC.

Part I. Financial Information
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	November 1,	February 2,
	2008	2008
ASSETS
Cash and equivalents	$96,526	$112,951
Restricted cash	260	257
Short-term investments	84,915	70,005
Accounts receivable, net	10,465	14,373
Accounts receivable from related parties, net	247	2,245
Inventories	418,664	339,320
Prepaid expenses and other current assets	32,495	31,232
Deferred income taxes	26,449	28,225

Total current assets	670,021	598,608

Property and equipment, net	278,753	254,659
Goodwill	25,899	25,899
Long-term investments, net	4,493	12,500
Tradenames and other intangibles, net	17,537	19,927
Conversion feature of long-term debt	52,329	30,848
Deferred income taxes	3,972
Other assets	7,351	9,524

Total assets	$1,060,355	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	November 1,	February 2,
	2008	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$187,534	$149,900
Accounts payable to related parties	1,569	2,431
Accrued expenses:
Compensation	14,611	8,407
Taxes	35,300	22,857
Gift cards and merchandise credits	15,166	16,790
Guarantees from discontinued operations	3,932	17,477
Other	47,304	42,671
Warrant liability	1,417	936
Warrant liability-related parties	2,920	41,277

Total current liabilities	309,753	302,746

Long-term obligations	170,309	157,793
Other noncurrent liabilities	144,409	128,497
Deferred income taxes	28,861	29,657

Minority interest	174,469	160,349

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,688,280 and 48,623,430, respectively	306,500	305,254
Accumulated deficit	(71,251)	(130,577)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants	124	124
Accumulated other comprehensive loss	(2,760)	(1,819)

Total shareholders’ equity	232,554	172,923

Total liabilities and shareholders’ equity	$1,060,355	$951,965

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$503,505	$489,394	$1,429,575	$1,419,871
Cost of sales	(287,820)	(284,445)	(821,354)	(838,899)

Gross profit	215,685	204,949	608,221	580,972
Selling, general and administrative expenses	(201,509)	(177,193)	(583,301)	(521,554)
Change in fair value of derivative instruments	(669)	43,497	30,738	85,046
Change in fair value of derivative instruments – related parties	8,527	47,850	31,021	143,634
License fees and other income	2,255	1,872	5,572	4,941

Operating profit	24,289	120,975	92,251	293,039
Interest expense	(3,798)	(3,179)	(11,974)	(9,379)
Interest income	1,179	2,633	3,325	8,218

Interest expense, net	(2,619)	(546)	(8,649)	(1,161)
Other non-operating income	1,486		1,486

Income from continuing operations before income taxes and minority interest	23,156	120,429	85,088	291,878
Income tax expense	(10,214)	(29,701)	(24,374)	(61,301)

Income from continuing operations before minority interest	12,942	90,728	60,714	230,577
Minority interest	(4,988)	(8,295)	(12,748)	(19,481)

Income from continuing operations	7,954	82,433	47,966	211,096
Income (loss) from discontinued operations, net of tax	2,035	(14,211)	8,908	(33,916)

Net income	$9,989	$68,222	$56,874	$177,180

Basic and diluted earnings (loss) per share:
Basic earnings per share from continuing operations	$0.16	$1.70	$0.99	$4.40
Diluted earnings per share from continuing operations	$0.16	$1.45	$0.96	$3.62
Basic earnings (loss) per share from discontinued operations	$0.04	$(0.29)	$0.18	$(0.71)
Diluted earnings (loss) per share from discontinued operations	$0.04	$(0.25)	$0.18	$(0.58)
Basic earnings per share	$0.21	$1.40	$1.17	$3.69
Diluted earnings per share	$0.20	$1.20	$1.14	$3.04

Shares used in per share calculations:
Basic	48,681	48,616	48,665	48,014
Diluted	48,817	56,655	49,803	58,267
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares							Accumulated
		Common						Other
	Common	Shares in	Common	Accumulated	Treasury			Comprehensive
	Shares	Treasury	Shares	Deficit	Shares	Warrants		Loss	Total
Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$(59)	$		$(550)	$91,620

Net income from continuing operations				211,096					211,096
Net loss from discontinued operations				(33,916)					(33,916)
Cumulative effect of FIN 48 adoption				(641)					(641)
Capital transactions of Subsidiary				2,051					2,051
Reclassification of Stock Appreciation Rights			1,934						1,934
Stock based compensation expense, before related tax effects			658						658
Exercise of stock options	19		71						71
Exercise of warrants	1,333		25,612						25,612

Balance, November 3, 2007	48,623	8	$304,965	$(5,871)	$(59)	$		$(550)	$298,485

Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$172,923

Net income from continuing operations				47,966					47,966
Net income from discontinued operations				8,908					8,908
Unrealized loss on available-for- sale securities, net of tax benefit of $616								(941)	(941)

Total comprehensive income									$55,933
Capital transactions of Subsidiary				2,452					2,452
Stock based compensation expense, before related tax effects			1,046						1,046
Exercise of stock options	65		200						200

Balance, November 1, 2008	48,688	8	$306,500	$(71,251)	$(59)		$124	$(2,760)	$232,554

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:
Net income	$56,874	$177,180
(Income) loss from discontinued operations, net of tax	(8,908)	33,916

Income before discontinued operations	47,966	211,096
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	2,603	2,539
Stock based compensation expense	1,046	658
Stock based compensation expense of subsidiary	2,452	2,051
Depreciation and amortization	34,461	29,351
Change in fair value of derivative instruments ($(31,021) and $(143,634) — related party)	(61,759)	(228,680)
Gain on repurchase of Premium Income Exchangeable Securities	(1,486)
Deferred income taxes and other noncurrent liabilities	(10,694)	(2,946)
Impairment of assets	11,649	3,106
Loss on disposal of assets	1,069	184
Minority interest in consolidated subsidiary	12,748	19,481
Other	1,018	1,359
Change in working capital, assets and liabilities:
Accounts receivable	5,906	(1,397)
Inventories	(79,344)	(49,806)
Prepaid expenses and other assets	(490)	(6,728)
Accounts payable	39,850	53,116
Proceeds from construction and tenant allowances	21,187	19,242
Accrued expenses	18,396	(24,455)

Net cash provided by operating activities from continuing operations	46,578	28,171
Net cash used in operating activities from discontinued operations		(19,759)
Cash flows from investing activities:
Cash paid for property and equipment	(69,644)	(80,439)
Purchases of available-for-sale investments	(182,672)	(87,100)
Purchases of held-to-maturity investments	(2,000)
Maturities and sales from available-for-sale investments	174,213	88,550
Maturities and sales from held-to-maturity investments	2,000
Acquisition of tradename		(21)

Net cash used in investing activities from continuing operations	(78,103)	(79,010)
Net cash used in investing activities from discontinued operations		(169)
Cash flows from financing activities:
Net increase in revolving credit facility	20,500	31,000
Repurchase of Premium Income Exchangeable Securities	(5,600)
Proceeds from exercise of warrants		6,000
Proceeds from exercise of stock options	200	71

Net cash provided by financing activities from continuing operations	15,100	37,071
Net cash provided by financing activities from discontinued operations		19,197

Net decrease in cash and equivalents from continuing operations	(16,425)	(13,768)
Cash and equivalents from continuing operations, beginning of period	112,951	143,020

Cash and equivalents from continuing operations, end of period	$96,526	$129,252

Net decrease in cash and equivalents from discontinued operations		(731)
Cash and equivalents from discontinued operations, beginning of period		17,201

Cash and equivalents from discontinued operations, end of period	$	$16,470

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates three segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer and Filene’s Basement, Inc. (“Filene’s Basement”) is an off-price retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments. As of November 1, 2008, there were 295 DSW stores located throughout the United States and 36 Filene’s Basement stores located in major metropolitan areas in the northeastern and midwestern United States. DSW also operates dsw.com and supplies shoes, under supply arrangements, for 345 locations for other non-related retailers in the United States.

As of November 1, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores LLC (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $81.1 million, including a reduction of the loss of $8.9 million recognized in the first three quarters of fiscal 2008. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company has negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.

DSW. DSW stores and dsw.com offer a wide selection of better-branded dress, casual and athletic footwear for men and women, as well as accessories. During the nine months ended November 1, 2008, DSW opened 37 new DSW stores, closed one DSW store and launched dsw.com. DSW also operates leased departments for three non-affiliated retailers and one affiliated retailer in its leased department segment. As of November 1, 2008, DSW supplied merchandise to 279 Stein Mart stores, 65 Gordmans stores, 36 Filene’s Basement stores, and one Frugal Fannie’s store. During the nine months ended November 1, 2008, DSW added nine non-affiliated leased departments and one affiliated leased department and ceased operations in seven non-affiliated leased departments and one affiliated leased department. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement, the affiliated retailer) and provides supervisory assistance in these locations. Stein Mart, Gordmans, Filene’s Basement and Frugal Fannie’s provide the sales associates. DSW pays a percentage of net sales as rent.

Filene’s Basement. Filene’s Basement stores are located primarily in major metropolitan areas of the northeastern and midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. During the nine months ended November 1, 2008, Filene’s Basement opened one new store and closed one store.

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

Although the adoption of this standard for financial assets and liabilities in the quarter ended May 3, 2008 had no impact on RVI’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, SFAS 157 establishes the following three level fair value hierarchy:
•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are publicly accessible. Active markets have frequent transactions with enough volume to provide ongoing pricing information.

•	Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets, or other observable inputs.

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of November 1, 2008 consisted of the following:

	Balance at
	November 1, 2008	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$96,526	$96,526
Restricted cash	260	260
Short-term investments	84,915		$84,915
Long-term investments	4,493			$4,493
Conversion feature of long-term debt	52,329		52,329

	$238,523	$96,786	$137,244	$4,493

Liabilities:
Warrant liability	$1,417		$1,417
Warrant liability-related parties	2,920		2,920

	$4,337		$4,337

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Cash and equivalents and restricted cash primarily represent cash deposits and investments in money market funds held with financial institutions. See Note 7 for fair value disclosure regarding financial instruments and debt. The activity related to level 3 investments for the nine months ended November 1, 2008 is summarized below:

	Short-term	Long-term
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,855)	(7,600)
Transfers between short-term and long-term investments	(1,150)	1,150
Unrealized losses included in accumulated other comprehensive loss		(1,557)

Carrying value as of November 1, 2008	$0	$4,493

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
In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of the adoption of EITF No. 07-5 on the Company’s consolidated financial statements.
4. DISCONTINUED OPERATIONS
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
an after-tax loss on the transaction of $81.1 million as of November 1, 2008, including a reduction in the loss of $8.9 million recognized in the nine months ended November 1, 2008 consisting primarily of the adjustments of guarantees recorded by Retail Ventures partially offset by additional expenses relating to the transaction. The after-tax loss on the transaction as of February 2, 2008 of $90.0 million was comprised of $26.6 million for the recording of guarantees, $35.1 million for the write off of a note receivable from Value City to RVI and related accrued interest, $13.8 million for the write off of receivables from Value City to RVI, $10.6 million for the write off of RVI’s remaining investment in the discontinued operations, $3.8 million related to the transfer of assets and $0.1 million for the issuance of warrants to VCHI. See Note 14 for additional discussion regarding the guarantees as of November 1, 2008.
The significant components of Value City operating results for the three months ended November 3, 2007 included in discontinued operations were: net sales of $298.4 million, loss before income taxes of $22.3 million, income tax benefit of $8.1 million, and loss from discontinued operations, net of tax of $14.2 million. The significant components of Value City operating results for the nine months ended November 3, 2007 included in discontinued operations were: net sales of $854.8 million, loss before income taxes of $53.3 million, income tax benefit of $19.4 million, and loss from discontinued operations, net of tax of $33.9 million.
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
During the nine months ended November 1, 2008 and November 3, 2007, included in income from continuing operations is stock based compensation expense of $4.3 million and $3.8 million, respectively, which includes $3.3 million and $3.1 million, respectively of expenses recorded by DSW, before accounting for the minority interest.
The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the nine months ended November 1, 2008 (in thousands):

	Nine months ended November 1, 2008
	Stock Options	SARs	RSUs
Outstanding, beginning of period	1,312	725	57
Granted	88
Exercised	(65)		(35)
Forfeited	(237)	(330)

Outstanding, end of period	1,098	395	22
Exercisable, end of period	1,046	227

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The weighted-average grant date fair value of options granted in the three months ended November 1, 2008 and November 3, 2007 was $2.18 per share and $6.26 per share, respectively, and for the nine months ended November 1, 2008 and November 3, 2007 was $3.15 per share and $9.35 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	November 1,		November 3,
	2008		2007
Assumptions:
Risk-free interest rate	2.9%		4.6%
Expected volatility of Retail Ventures common shares	56.1%		56.7%
Expected option term	5.0	years	5.0	years
Expected dividend yield	0.0%		0.0%
Stock Appreciation Rights
Expense of $0.3 million and reduction of expenses of $0.6 million were recorded in continuing operations during the three months ended November 1, 2008 and November 3, 2007, respectively, relating to SARs. Expense of $0.8 million and reduction of expenses of $4.8 million were recorded in continuing operations during the nine months ended November 1, 2008 and November 3, 2007, respectively, relating to SARs.
Restricted Stock Units
Total compensation expense costs recognized in continuing operations related to restricted stock units for the three months ended November 1, 2008 was a reduction of expenses of less than $0.1 million and for the three months ended November 3, 2007 was a reduction of expenses of $0.5 million. Total compensation expense costs recognized in continuing operations related to restricted stock units for the nine months ended November 1, 2008 was an expense of $0.1 million and for the nine months ended November 3, 2007 was a reduction of expenses of $0.8 million, respectively. The amount accrued for restricted stock units at November 1, 2008 and February 2, 2008 was less than $0.1 million and $0.2 million, respectively.
Restricted Shares
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of both November 1, 2008 and February 2, 2008, the Company had no outstanding restricted common shares.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The following table summarizes the activity of DSW’s stock options for the nine months ended November 1, 2008 (in thousands):

Nine months ended
November 1, 2008
Outstanding, beginning of period	1,520
Granted	1,040
Exercised	(1)
Forfeited	(402)

Outstanding, end of period	2,157
Exercisable, end of period	523
The weighted-average grant date fair value of each option granted during the three months ended November 1, 2008 and November 3, 2007 was $6.91 per share and $11.54 per share, respectively, and for the nine months ended November 1, 2008 and November 3, 2007 was $5.89 per share and $17.38 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented:

	Nine months ended
	November 1,	November 3,
	2008	2007
Assumptions:
Risk-free interest rate	2.8%	4.5%
Expected volatility of DSW common shares	48.1%	39.4%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
The following table summarizes the activity of DSW’s RSUs for the nine months ended November 1, 2008 (in thousands):

Nine months ended
November 1, 2008
Outstanding, beginning of period	151
Granted	133
Vested	(4)
Forfeited	(58)

Outstanding, end of period	222
The total aggregate intrinsic value of nonvested RSUs at November 1, 2008 was $2.9 million. As of November 1, 2008, the total compensation cost related to nonvested RSUs not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 2.2 years. The weighted average exercise price for all RSUs is zero.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Director Stock Units

DSW issues stock units to directors of DSW who are not employees of DSW or Retail Ventures. During the nine months ended November 1, 2008, DSW granted 43,887 director stock units, and expensed $0.6 million related to these grants. During the nine months ended November 3, 2007, DSW granted 9,294 director stock units and expensed $0.3 million relating to the grants. As of November 1, 2008, 81,823 director stock units had been issued and no director stock units had been settled.

6.	INVESTMENTS

The long-term investments balance at both November 1, 2008 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. As a result, for the nine months ended November 1, 2008, the Company recorded a temporary impairment of approximately $1.6 million, before taxes, related to its long-term investments. The auction rate securities are typically available for auction every 91 to 182 days.

Short-term investments at November 1, 2008 include variable rate demand notes, tax exempt bonds, tax advantaged bonds, tax exempt commercial paper and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature approximately every 28 to 126 days. The other types of short-term investments generally have interest reset dates every 7 to 9 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available for sale. At February 2, 2008, the short-term investment balance included variable rate demand notes and auction rate securities. All investments are recorded in the DSW segment.

The following table discloses the major categories of investments as of November 1, 2008 and February 2, 2008:

	Short-term investments		Long-term investments
	November 1,	February 2,	November 1,	February 2,
	2008	2008	2008	2008
	(in thousands)
Available for sale:
Tax exempt bonds	$50,765
Tax advantaged bonds	1,000
Variable rate demand notes	18,150	$44,505
Tax exempt commercial paper	5,000
Certificates of deposit	10,000
Auction rate securities		25,500	$6,050	$12,500
Unrealized losses included in accumulated other comprehensive loss			(1,557)

Total available for sale	$84,915	$70,005	$4,493	$12,500

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES

Long term obligations consist of the following (in thousands):

	November 1,	February 2,
	2008	2008
Credit facilities:
Revolving credit facilities	$43,000	$22,500
Senior Loan Agreement — related parties	250	250
Premium Income Exchangeable Securities	133,750	143,750
Discount on Premium Income Exchangeable Securities	(6,691)	(8,707)

	$170,309	$157,793

Letters of credit outstanding:
Filene’s Basement revolving credit facility	$3,022	$3,360
DSW revolving credit facility	$10,547	$15,711

Availability under revolving credit facilities:
Filene’s Basement revolving credit facility	$32,996	$26,996
DSW revolving credit facility	$139,453	$134,289
Premium Income Exchangeable SecuritiesSM (PIES)

The embedded exchange feature of the Premium Income Exchangeable SecuritiesSM (“PIES”) is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with SFAS 157 using level 2 inputs such as current market rates and changes in fair value, and is reflected in the statements of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

During the three and nine months ended November 1, 2008, the Company recorded expense of $2.9 million and a reduction of expense of $23.9 million, respectively related to the change in fair value of the conversion feature of the PIES. During the three and nine months ended November 3, 2007, the Company recorded a reduction of expense related to the change in fair value of the conversion feature of the PIES of $42.6 million and $82.6 million, respectively. As of November 1, 2008 and February 2, 2008, the fair value asset recorded for the conversion feature of the PIES was $52.3 million and $30.8 million, respectively.

On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which is included in other non-operating income on the statements of operations.

Warrants

VCHI Acquisition Co. Warrants

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (“the VCHI

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008.

The VCHI Warrants are not derivative instruments as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The VCHI Warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of January 23, 2008 using the Black-Scholes Pricing Model.

Term Loan Warrants and Conversion Warrants

For the three and nine months ended November 1, 2008, the Company recorded a reduction of expenses of $10.8 million and $37.9 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”). For the three and nine months ended November 3, 2007, the Company recorded a reduction of expenses of $48.7 million and $146.1 million, respectively, for the change in fair value of the Warrants. No tax change has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS No. 133 and, therefore, changes in the fair values are recognized in earnings in the period of change.

In accordance with SFAS 133 and SFAS 157, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value. The fair value of the Warrants was $4.3 million and $42.2 million at November 1, 2008 and February 2, 2008, respectively. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.

Deferred Rent

Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent included in other noncurrent liabilities on the balance sheet at November 1, 2008 and February 2, 2008 were $41.6 million and $38.1 million, respectively.

Construction and Tenant Allowances

The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. These unamortized allowances were $85.9 million and $76.2 million at November 1, 2008 and February 2, 2008, respectively.

8.	PENSION BENEFIT PLAN

The Company contributed $0.5 million in the second quarter of fiscal 2008 to meet minimum funding requirements. The following table shows the components of net periodic benefit (cost) of the Company’s pension benefit plan (in thousands):

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Interest cost	$234	$227	$701	$681
Expected return on plan assets	(282)	(303)	(844)	(909)
Amortization of transition asset	(9)	(10)	(28)	(29)
Amortization of net loss	111	61	332	183

Net periodic benefit (cost)	$54	$(25)	$161	$(74)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9.	EARNINGS PER SHARE

Basic earnings per share is based on net income and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, SARs and Warrants, calculated using the treasury stock method. The numerator for the diluted earnings per share calculation is net income. The denominator is the weighted average number of shares outstanding. The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Weighted average shares outstanding	48,681	48,616	48,665	48,014
Assumed exercise of dilutive SARs		182	9	293
Assumed exercise of dilutive stock options	136	506	187	596
Assumed exercise of dilutive Term Loan Warrants		2,545	326	3,083
Assumed exercise of dilutive Conversion Warrants		4,806	616	6,281

Number of shares for computations of dilutive earnings per share	48,817	56,655	49,803	58,267

The amount of securities outstanding at November 1, 2008 and November 3, 2007 that was not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
SARs	395	525	364	525
Stock options	650	187	308	187
VCHI Warrants	150		150
Term Loan Warrants	3,684
Conversion Warrants	8,333

Total of all potentially dilutive instruments	13,212	712	822	712

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption Accumulated other comprehensive loss of $2.8 million and $1.8 million at November 1, 2008 and February 2, 2008, respectively, includes the Company’s minimum pension liability, net of income tax and the unrealized loss on available-for-sale securities, net of income tax. For the nine months ended November 1, 2008, total comprehensive income was $55.9 million. For the nine months ended November 3, 2007, comprehensive income and net income were the same.

11.	INCOME TAXES

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s effective tax rate of 28.6% for the nine month period ended November 1, 2008 reflects the impact of the change in fair value of warrants, included in book income but not tax income and a reduction in valuation allowances of $0.5 million on federal and state deferred tax assets. The Company’s effective tax rate for the nine months ended November 3, 2007 was 21.0% and reflects the impact of the change in fair value of warrants, included in book income but not tax income, and an additional valuation allowance of $2.7 million on state deferred tax assets.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The allowances as of November 1, 2008 and February 2, 2008 were $100.0 million and $100.5 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

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

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of non-cash investing and financing activities is presented below (in thousands):

	Nine months ended
	November 1,	November 3,
	2008	2007
Cash paid during the period for:
Interest	$8,234	$8,456
Income taxes	$13,109	$45,647

Noncash activities:
Increase in accounts payable and accrued expenses due to asset purchases	$257	$3,603
13.	SEGMENT REPORTING

The Company is operated in three segments: DSW, Filene’s Basement and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations on January 23, 2008, the results of the previously disclosed Value City segment are included in discontinued operations (see Note 4) and Value City is therefore no longer included as a reportable segment of the Company. The Company has identified such segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at November 1, 2008 and February 2, 2008 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments. Capital expenditures in parenthesis represent assets transferred to other segments.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment information for the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands):

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
Three months ended November 1, 2008

Net Sales	$391,355	$112,150			$503,505
Operating profit (loss)	20,917	(4,486)	$7,858		24,289
Depreciation and amortization	8,698	2,490	440		11,628
Interest expense	270	2,285	2,971	$(1,728)	3,798
Interest income	956	12	1,939	(1,728)	1,179
Income tax (expense) benefit	(8,425)	196	(1,985)		(10,214)

Capital expenditures	22,806	2,031	8	(147)	24,698

As of November 1, 2008

Total assets	785,383	170,400	229,006	(124,434)	1,060,355

Three months ended November 3, 2007

Net Sales	$367,380	$122,014			$489,394
Operating profit (loss)	34,805	(5,177)	$91,347		120,975
Depreciation and amortization	6,277	3,023	777		10,077
Interest expense	140	1,911	3,165	$(2,037)	3,179
Interest income	1,673	70	2,927	(2,037)	2,633
Income tax (expense) benefit	(13,906)	2,577	(18,372)		(29,701)

Capital expenditures	30,853	5,416	(746)		35,523

As of February 2, 2008

Total assets	693,882	162,099	222,361	(126,377)	951,965

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Filene’s		Intersegment
	DSW	Basement	Corporate	Eliminations	Total
Nine months ended November 1, 2008

Net Sales	$1,114,794	$314,781			$1,429,575
Operating profit (loss)	54,602	(24,110)	$61,759		92,251
Depreciation and amortization	24,409	8,352	1,700		34,461
Interest expense	848	6,725	9,583	$(5,182)	11,974
Interest income	2,677	39	5,791	(5,182)	3,325
Income tax (expense) benefit	(22,008)	275	(2,641)		(24,374)

Capital expenditures	66,732	3,513	19	(147)	70,117

Nine months ended November 3, 2007

Net Sales	$1,073,095	$346,776			$1,419,871
Operating profit (loss)	80,349	(15,990)	$228,680		293,039
Depreciation and amortization	17,151	9,734	2,466		29,351
Interest expense	421	5,528	9,542	$(6,112)	9,379
Interest income	5,621	107	8,602	(6,112)	8,218
Income tax (expense) benefit	(32,852)	7,633	(36,082)		(61,301)

Capital expenditures	70,074	14,688	(762)		84,000
14.	COMMITMENTS AND CONTINGENCIES

As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks. During the second quarter of fiscal 2008, in a putative class action captioned Levine vs. DSW, DSW prevailed on a motion for summary judgment on all claims in the Court of Common Pleas, Cuyahoga County, Ohio. Settlement of this case did not have a material impact on the Company’s results of operations or financial condition. The Company currently has no pending litigation relating to this matter. As of November 1, 2008, the Company decreased the balance of the associated reserve from $0.5 million to $0.1 million.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Guarantees

RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), had guaranteed or in certain circumstances may be responsible for certain liabilities of Value City. If Value City does not pay creditors whose obligations RVI or RVS had guaranteed, RVI may become subject to various risks associated with such refusal to pay creditors or any insolvency or bankruptcy proceedings.

As of November 1, 2008 RVI had recorded an estimated maximum potential liability of $15.9 million, of which $3.9 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: guaranteed severance for certain Value City employees of $0.8 million; approximately $2.2 million for the amount of lease obligations for certain equipment leases; amounts recognized under certain income tax liabilities of approximately $5.0 million; amounts owed under certain employee benefit plans of approximately $4.1 million for the amount that may be due if the plans are not fully funded on a termination basis; approximately $1.4 million for the guarantee of certain workers compensation claims for events prior to the disposition date and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction of $2.4 million. As of February 2, 2008, RVI had recorded an estimated maximum potential liability of $26.6 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date. The reduction in the liability through November 1, 2008 is due to Value City payments to factors, passage of time and revaluation of the guarantees. Changes in the amount of guarantees are included in the income (loss) from discontinued operations on the statements of operations.

As the guaranteed underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated maximum potential liability of $15.9 million. As of the date of this report, the amount of any reduction is not reasonably estimable.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in two of its three segments: DSW and Filene’s Basement. DSW is a leading United States branded footwear specialty retailer operating 295 shoe stores in 37 states as of November 1, 2008 and dsw.com and supplies shoes, under supply arrangements, for 345 locations for other non-related retailers in the United States. DSW and dsw.com offer a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. Filene’s Basement stores are located in major metropolitan areas of the northeastern and midwestern United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. As of November 1, 2008, there were 36 Filene’s Basement stores in operation. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segments. Retail Ventures’ common shares are listed on the New York Stock Exchange under the ticker symbol “RVI”.
As of November 1, 2008, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss on the transaction of $81.1 million, including a reduction of the loss of $8.9 million recorded in the nine months ended November 1, 2008. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
Following the disposition of Value City, certain corporate services employees that provided shared services were hired by Value City and certain other corporate service positions were eliminated. Pursuant to an amendment to the existing shared services agreement between RVI and DSW, RVI transferred the following shared service departments to DSW during the nine months ended November 1, 2008: Finance; Internal Audit; Tax; Human Resource Information Systems; and Risk Management. The employees in these departments were transferred to DSW during the nine months ended November 1, 2008. Due to the disposition of an 81% ownership interest in Value City, the allocation of shared service expenses has had, and will continue to have, an increased expense impact on DSW and Filene’s Basement.
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
•	our success in opening and operating new stores on a timely and profitable basis;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	impact of the disposition of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and shared service obligations;

•	the risk of Value City not paying us or its other creditors, for which Retail Ventures may have some liability;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	the success of dsw.com;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity and investment risks related to our investments;

•	risks inherent to international trade with countries that are major manufacturers of apparel and footwear; and

•	security risks related to the electronic processing and transmission of confidential customer information.
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
•	Revenue recognition. Revenue from merchandise sales is recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. Net sales also include revenues from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of a gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. We recognized $0.2 million and $0.5 million, respectively, as miscellaneous income from gift card breakage during the three and nine months ended November 1, 2008. Miscellaneous income is included in License Fees and Other Income in the Condensed Consolidated Statements of Operations. We did not recognize any income from gift card breakage during the three and nine months ended November 3, 2007.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheets is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns. Hence, earnings are negatively impacted as merchandise is marked down prior to sale. Reserves to value inventory at the realizable value were $28.7 million and $31.8 million at November 1, 2008 and February 2, 2008, respectively.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value (known as mark-on), markups of initial prices established, reductions in pricing due to customers’ perception of value (known as markdowns), and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

•	Cash and cash equivalents. Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days. The carrying amounts approximate fair value.

•	Allowance for doubtful accounts. We monitor our exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of November 1, 2008 and February 2, 2008, our allowances for doubtful accounts were $1.2 million and $0.4 million, respectively. The increase in our allowance is primarily related to the collectability of receivables from Value City.

•	Investments. We determine the appropriate balance sheet classification of our investments at time of purchase and evaluate the classification at each balance sheet date. If we have the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held to maturity securities are stated at amortized cost plus accrued interest. Otherwise, our investments are classified as available-for-sale.

Investments, which can include variable rate demand notes, tax exempt bonds, tax advantaged bonds, tax exempt commercial paper, certificates of deposit and auction rate securities, are classified as available-for-sale securities or held to maturity. All income generated from these investments is recorded as interest income. Our investments in auction rate securities have variable interest rates, which typically reset every 91 to 182 days and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within one year. Tax exempt commercial paper and certificates of deposit mature approximately every 28 to 126 days. The other short-term investments generally have interest rate reset dates every 7 to 9 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, the Company has the ability to quickly liquidate these securities and classifies these securities as short-term investments accordingly.

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

•	Asset impairment and long-lived assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in operating expenses. We believe at November 1, 2008 that the carrying values and useful lives of long-lived assets are appropriate. To the extent these future projections or our strategies change, the conclusion regarding the impairment may differ from our current estimates.

•	Store closing reserve. During the nine months ended November 1, 2008, the Company recorded charges associated with the closing of one DSW store and two Filene’s Basement stores, one of which closed in fiscal 2007. During the nine months ended November 3, 2007, the Company recorded charges associated with the closing of one DSW store and two Filene’s Basement stores, including the accruals for the severance related to the temporary shut down of the Downtown Crossing location. These store closing reserves are monitored on at least a quarterly basis for changes in circumstances.

The table below sets forth the significant components and activity related to these closing reserves (in thousands):

	Balance at			Balance at
	February 2,	Related		November 1,
	2008	Charges	Payments	2008
Lease costs	$15		$(15)
Employee severance and termination benefits	389	$75	(461)	$3
Other		136	(136)

Total	$404	$211	$(612)	$3

	Balance at			Balance at
	February 3,	Related		November
	2007	Charges	Payments	3, 2007
Lease costs	$75	$299	$(308)	$66
Employee severance and termination benefits		2,104	(655)	1,449
Other		771	(771)

Total	$75	$3,174	$(1,734)	$1,515

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and general liability insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate that the amounts that will ultimately be paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual at November 1, 2008 by less than $0.1 million. The self-insurance reserves were $4.3 million and $3.0 million at November 1, 2008 and February 2, 2008, respectively.

•	Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2007 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. At November 1, 2008, the actuarial assumptions of our plan have remained unchanged from our 2007 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At November 1, 2008, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.0% and long-term rate of return on plan assets of 8.0%.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members receive a discount on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability for the DSW customer loyalty program as of November 1, 2008 and February 2, 2008 was $7.5 million and $6.4 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the nine months ended November 1, 2008, we reduced the valuation allowance on net deferred tax assets in the amount of approximately $0.5 million which resulted from a change in deferred tax assets.

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

	Three months ended		Nine months ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(57.2)	(58.1)	(57.5)	(59.1)

Gross profit	42.8	41.9	42.5	40.9
Selling, general and administrative expenses	(40.0)	(36.2)	(40.8)	(36.7)
Change in fair value of derivative instruments	1.6	18.6	4.3	16.1
License fees and other income	0.4	0.4	0.4	0.3

Operating profit	4.8	24.7	6.4	20.6
Interest expense	(0.7)	(0.6)	(0.8)	(0.6)
Interest income	0.2	0.5	0.3	0.6

Interest expense, net	(0.5)	(0.1)	(0.5)	(0.0)
Other non-operating income	0.3		0.1
Income from continuing operations before income taxes and minority interest	4.6	24.6	6.0	20.6
Income tax expense	(2.0)	(6.1)	(1.7)	(4.3)

Income from continuing operations before minority interest	2.6	18.5	4.3	16.3
Minority interest	(1.0)	(1.7)	(0.9)	(1.4)

Income from continuing operations	1.6%	16.8%	3.4%	14.9%

Key Financial Measures
In evaluating our results of operations, we refer to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit and net income. Other measures that we use in evaluating our performance include number of stores and leased departments and change in comparable stores sales. The following describes certain line items set forth in our consolidated statement of income:
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
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses include expenses related to store management and store payroll costs, advertising, leased department operations, store depreciation and amortization, pre-opening advertising and other pre-opening costs (which are expensed as incurred), corporate expenses for buying services, information services, depreciation expense for corporate cost centers, marketing, legal, finance and outside professional services.

THREE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 2007
Net Sales. Net sales for the three months ended November 1, 2008 increased $14.1 million, or 2.9%, to $503.5 million compared to $489.4 million for the three months ended November 3, 2007.
Comparable store sales decreased 3.3% and, by segment, were:

	Three months ended
	November 1,	November 3,
	2008	2007
DSW	(4.1)%	(3.0)%
Filene’s Basement	(1.0)%	1.2%

Total Retail Ventures	(3.3)%	(2.1)%
DSW’s net sales were $391.4 million for the three months ended November 1, 2008, an increase of 6.5% from $367.4 million for the three months ended November 3, 2007. The increase in net sales for the three months ended November 1, 2008 included a net increase of 10.2% from new and closed locations and dsw.com, partially offset by a decrease of 4.1% from comparable store sales.
DSW’s decrease in comparable store sales of 4.1% was primarily a result of the challenging economic environment as evidenced by a decrease in customer traffic. For the third quarter of fiscal 2008, DSW comparable store sales decreased in women’s by 3.5%, men’s by 2.4%, accessories by 1.9%, and the athletic category by 5.2%.
Filene’s Basement’s net sales were $112.2 million for the three months ended November 1, 2008, a decrease of 8.0% from $122.0 million for the three months ended November 3, 2007. The decrease in net sales for the three months ended November 1, 2008 included a net decrease of 7.3% from new and closed stores and a 1.0% decrease from comparable store sales. Included in the change in net sales is a $1.7 million decrease due to Filene’s Basement fine jewelry operations converting to a third-party leased department in the fourth quarter of 2007. Fine jewelry is included in leased department income in the statement of operations in the current year compared to net sales for the prior year.
Filene’s Basement had a decrease in comparable store sales of 1.0%. For the third quarter of fiscal 2008, Filene’s Basement’s comparable store sales decreased in men’s and women’s by 2.1% and 2.5%, respectively, and increased in accessories by 1.8%. Comparable store sales related to off-season purchases increased 47.7% which represented 8.1% of comparable store sales.
Gross Profit. Total gross profit increased $10.8 million from $204.9 million for the three months ended November 3, 2007 to $215.7 million for the three months ended November 1, 2008. Gross profit increased, as a percent of sales, from 41.9% for the three months ended November 3, 2007 to 42.8% for the three months ended November 1, 2008. Gross profit, as a percent of sales by segment, was:

	Three months ended
	November 1,	November 3,
	2008	2007
DSW	44.1%	44.0%
Filene’s Basement	38.6%	35.5%

Total Retail Ventures	42.8%	41.9%
DSW gross profit increased $10.8 million to $172.4 million in the three months ended November 1, 2008 from $161.6 million in the three months ended November 3, 2007. The gross profit for DSW for the third quarter of fiscal 2008 increased as a percentage of sales compared to the third quarter of fiscal 2007 due to a decrease in markdowns partially offset by a decrease in initial mark-up.
Filene’s Basement gross profit decreased $0.1 million to $43.3 million in the third quarter of fiscal 2008 from $43.4 million in the third quarter of fiscal 2007, and increased as a percent of net sales from 35.5% in the third quarter of 2007 to 38.6% in the third quarter of 2008. The increase as a percent of sales is due to an increase in initial markups and a decrease in markdowns as a percent of sales.

Selling, General and Administrative Expenses. SG&A expenses increased $24.3 million from $177.2 million in the third quarter of fiscal 2007 to $201.5 million for the third quarter of fiscal 2008. As a percent of sales, SG&A expense was 40.0% for the third quarter of 2008 compared to 36.2% in the comparable quarter last year. SG&A expense, as a percent of sales by segment, was:

	Three months ended
	November 1,	November 3,
	2008	2007
DSW	39.1%	34.9%
Filene’s Basement	45.0%	41.8%

Total Retail Ventures	40.0%	36.2%
DSW SG&A expense increased $24.6 million and increased as a percent of sales for the three months ended November 1, 2008 compared to the three months ended November 3, 2007. The increase in SG&A expense as a percent of sales was the result of an increase in bonus expense (as the third quarter of fiscal 2008 included bonus expense while the third quarter of fiscal 2007 included a reversal of year-to-date bonus expense), an increase in expenses related to dsw.com, unreimbursed expenses to provide transition services to Value City and an increase in other home office expenses. Other factors that contributed to the increase as a percentage of sales included increased store occupancy and distribution expenses as a percent of sales. The increase in distribution expenses as a percent of sales was a result of expenses related to the dsw.com fulfillment center, which was not operating in the third quarter of fiscal 2007.
Filene’s Basement SG&A expenses decreased $0.5 million but increased as a percent of sales for the three months ended November 1, 2008 compared to the three months ended November 3, 2007. SG&A expenses increased as a percent of sales as a result of increased home office expenses and the $0.9 million asset impairment charges taken during the third quarter of fiscal 2008 in accordance with FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
Change in Fair Value of Derivative Instruments. During the three months ended November 1, 2008 and November 3, 2007, the Company recorded non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and Term Loan Warrants of $10.8 million and $48.7 million, respectively. During the three months ended November 1, 2008 and November 3, 2007, expense of $2.9 million and a non-cash reduction of expenses of $42.6 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivative instruments is primarily due to the declines in the RVI and DSW stock prices.
License Fees and Other Income. License fees and other income were $2.3 million and $1.9 million for the three months ended November 1, 2008 and November 3, 2007, respectively. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit. Operating profit for the quarter ended November 1, 2008 was $24.3 million compared to $121.0 million for the quarter ended November 3, 2007, a decrease of $96.7 million. Operating profit as a percent of sales was 4.8 % and 24.7% for the three months ended November 1, 2008 and November 3, 2007, respectively. The decrease in the Corporate segment operating profit for the quarter ended November 1, 2008 and November 3, 2007 is primarily due to the decrease in the non-cash reduction of expenses from the change in fair value of derivative instruments. Operating profit (loss) as a percent of sales for segments with sales was:

	Three months ended
	November 1,	November 3,
	2008	2007
DSW	5.4%	9.5%
Filene’s Basement	(4.0)%	(4.2)%

Total Retail Ventures	4.8%	24.7%
Interest Expense. Interest expense for the quarter ended November 1, 2008 increased $0.6 million to $3.8 million compared to the third quarter of fiscal 2007. The increase is due primarily to increased average borrowings during the three months ended November 1, 2008 compared to the three months ended November 3, 2007.

Interest Income. Interest income decreased $1.5 million in the third quarter of fiscal 2008 over the same period last year due primarily to the replacement of short-term investments in favor of lower risk money market funds and other investments with lower yields.
Other Non-Operating Income During the nine months ended November 1, 2008, Retail Ventures recorded a gain of $1.5 million on its repurchase of a portion of the PIES.
Income Taxes. The effective tax rate for the three months ended November 1, 2008 was 44.1% compared to a 24.7% effective tax rate for the three months ended November 3, 2007. The effective tax rate of 44.1% reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in valuation allowances of $2.8 million on all net deferred tax assets.
Minority Interest. For the third quarter of fiscal 2008 and fiscal 2007, net income was impacted by $5.0 million and $8.3 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. For the third quarter of fiscal 2008, income from continuing operations decreased $74.5 million from the third quarter of fiscal 2007 and represents 1.6% of net sales versus 16.8% of net sales, respectively. The decrease in income from continuing operations for the third quarter of fiscal 2008 was primarily attributable to the $83.5 million decrease in non-cash income from the change in fair value of the warrants and conversion feature of the PIES.
Income (loss) from Discontinued Operations. The income from discontinued operations for the three months ended November 1, 2008 was $2.0 million compared to a loss from discontinued operations for the three months ended November 3, 2007 of $14.2 million. The difference of $16.2 million is due to the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures during the fourth quarter of fiscal 2007. The income from discontinued operations for the three months ended November 1, 2008 consists primarily of adjustments to the guarantees recorded by Retail Ventures, due to Value City payments to factors, passage of time and revaluation of the guarantees, partially offset by additional expense related to the guarantee of certain workers compensation claims for events prior to the disposition date and additional expenses relating to the transaction. The loss from discontinued operations for the three months ended November 3, 2007 consists of the Value City operations which included sales of $298.4 million, income tax benefit of $8.1 million and a net loss of $14.2 million, net of tax
NINE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO NINE MONTHS ENDED NOVEMBER 3, 2007
Net Sales. Net sales were $1.4 billion for each of the nine months ended November 1, 2008 and November 3, 2007. Comparable store sales decreased 4.2% and, by segment, were:

	Nine months ended
	November 1, 12,	November 3,
	2008	2007
DSW	(5.5)%	(0.5)%
Filene’s Basement	0.0%	3.3%

Total Retail Ventures	(4.2)%	0.4%
DSW’s net sales were $1.1 billion for each of the nine months ended November 1, 2008 and November 3, 2007. The net sales for the nine months ended November 1, 2008 included a net increase of 8.9% from new and closed locations and dsw.com, partially offset by a decrease of 5.5% from comparable store sales.
DSW’s decrease in comparable store sales of 5.5% was primarily a result of the challenging economic environment as evidenced by a decrease in customer traffic. For the nine months ended November 1, 2008, DSW comparable store sales decreased in women’s by 5.3%, men’s by 3.8%, accessories by 8.1%, and the athletic category by 6.7%.
Filene’s Basement’s net sales were $314.8 million for the nine months ended November 1, 2008, a decrease of 9.2% from $346.8 million for the nine months ended November 3, 2007. The change in net sales for the nine months ended November 1, 2008 was primarily from new and closed stores. Included in the change in net sales is a $5.1 million decrease due to Filene’s Basement fine jewelry operations converting to a third-party leased department in the fourth quarter of 2007. Fine jewelry is included in leased department income in the statement of operations in the current year compared to net sales for the prior year.

Filene’s Basement’s comparable store sales did not change from the prior year. For the nine months ended November 1, 2008, Filene’s Basement’s comparable store sales increased in accessories by 5.5%, decreased in women’s by 1.4% and the men’s remained unchanged from the prior year. Sales related to off-season purchases increased 35.4% which represented 5.9% of comparable store sales.
Gross Profit. Total gross profit increased $27.2 million from $581.0 million for the nine months ended November 3, 2007 to $608.2 million for the nine months ended November 1, 2008. Gross profit increased, as a percent of sales, from 40.9% for the nine months ended November 3, 2007 to 42.5% for the nine months ended November 1, 2008. Gross profit, as a percent of sales by segment, was:

	Nine months ended
	November 1,	November 3,
	2008	2007
DSW	43.6%	42.4%
Filene’s Basement	38.8%	36.3%

Total Retail Ventures	42.5%	40.9%
DSW gross profit increased $31.0 million to $486.2 million in the nine months ended November 1, 2008 from $455.2 million in the nine months ended November 3, 2007. The gross profit for DSW for the nine months ended November 1, 2008 increased as a percentage of sales compared to the nine months ended November 3, 2007 due to a decrease in markdowns as a result of a shift in DSW’s markdown cadence.
Filene’s Basement gross profit decreased $3.8 million to $122.0 million in the nine months ended November 1, 2008 from $125.8 million in the nine months ended November 3, 2007, and increased as a percent of net sales from 36.3% in the nine months ended November 3, 2007 to 38.8% in the nine months ended November 1, 2008. The increase as a percent of sales is due to an increase in initial markups and a decrease in markdowns as a percent of sales.
Selling, General and Administrative Expenses. SG&A expenses increased $61.7 million from $521.6 million for the nine months ended November 3, 2007 to $583.3 million for the nine months ended November 1, 2008. As a percent of sales, SG&A expense was 40.8% for the nine months ended November 1, 2008 compared to 36.7% for the nine months ended November 3, 2007. SG&A expense, as a percent of sales by segment, was:

	Nine months ended
	November 1,	November 3,
	2008	2007
DSW	39.0%	35.3%
Filene’s Basement	49.0%	43.0%

Total Retail Ventures	40.8%	36.7%
DSW’s SG&A expenses increased $56.0 million during the nine months ended November 1, 2008 as compared to the nine months ended November 3, 2007. The increase in SG&A expenses as a percent of sales was primarily the result of an increase in expenses related to dsw.com and unreimbursed expenses to provide transition services to Value City. Other factors that contributed to the increase as a percentage of sales included deleveraged store occupancy expenses and increased other home office expenses, including bonus expense. The nine months ended November 1, 2008 includes bonus expense while the nine months ended November 3, 2007 included a reversal of year-to-date bonus expense.
Filene’s Basement SG&A expenses increased $5.3 million and increased as a percent of sales for the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007. SG&A expenses increased as a percent of sales primarily as a result of the $10.1 million SFAS 144 asset impairment charges recorded in the nine months ended November 1, 2008 partially offset by decreases in personnel and advertising expenses. Pre-opening costs decreased in Filene’s Basement by approximately $3.1 million during the nine months ended November 1, 2008 compared with the nine months ended November 3, 2007.
Change in Fair Value of Derivative Instruments. During the nine months ended November 1, 2008 and November 3, 2007, the Company recorded a non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and

Term Loan Warrants of $37.9 million and $146.1 million, respectively. During the nine months ended November 1, 2008 and November 3, 2007, the Company recorded a reduction of expenses of $23.9 million and $82.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
License Fees and Other Income. License fees and other income were $5.6 million and $4.9 million for the nine months ended November 1, 2008 and November 3, 2007, respectively. These sources of income can vary based on customer traffic and contractual arrangements.
Operating Profit. Operating profit for the nine months ended November 1, 2008 was $92.3 million compared to $293.0 million for the nine months ended November 3, 2007, a decrease of $200.7 million. Operating profit as a percent of sales was 6.4% and 20.6% for the nine months ended November 1, 2008 and November 3, 2007, respectively. The decrease in the Corporate segment operating profit for the nine months ended November 1, 2008 and November 3, 2007 is primarily due to the non-cash reduction of expenses from the change in fair value of derivative instruments. Operating profit (loss) as a percent of sales for segments with sales was:

	Nine months ended
	November 1,	November 3,
	2008	2007
DSW	4.9%	7.5%
Filene’s Basement	(7.7)%	(4.6)%

Total Retail Ventures	6.4%	20.6%
Interest Expense. Interest expense for the nine months ended November 1, 2008 increased $2.6 million to $12.0 million compared to the nine months ended November 3, 2007. The increase is due primarily to increased average borrowings during the nine months ended November 1, 2008 compared to the nine months ended November 3, 2007.
Interest Income. Interest income decreased $4.9 million in the nine months ended November 1, 2008 over the same period last year due primarily to the replacement of short-term investments in favor of lower risk money market funds and other investments with lower yields.
Other Non-Operating Income During the nine months ended November 1, 2008, Retail Ventures recorded a gain of $1.5 million on its repurchase of a portion of the PIES.
Income Taxes. The effective tax rate for the nine months ended November 1, 2008 was 28.6% compared to a 21.0% effective tax rate for the nine months ended November 3, 2007. The effective tax rate of 28.6% reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a reduction in valuation allowances of $0.5 million on all net deferred tax assets.
Minority Interest. For the nine months ended November 1, 2008 and November 3, 2007, net income was impacted by $12.7 million and $19.5 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. For the nine months ended November 1, 2008, income from continuing operations decreased $163.1 million from the nine months ended November 3, 2007 and represents 3.4% of net sales versus 14.9% of net sales, respectively. The decrease in income from continuing operations for the nine months ended November 1, 2008 was primarily attributable to the $166.9 million decrease in non-cash income from the change in fair value of the warrants and conversion feature of the PIES.
Income (loss) from Discontinued Operations. The income from discontinued operations for the nine months ended November 1, 2008 was $8.9 million compared to the loss from discontinued operations for the nine months ended November 3, 2007 of $33.9 million. The difference of $42.8 million is due to the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures during the fourth quarter of fiscal 2007. The income from discontinued operations for the nine months ended November 1, 2008 consists primarily of the $10.6 million in adjustments to the guarantees recorded by Retail Ventures, due to Value City payments to factors, passage of time and revaluation of guarantees, partially offset by additional expense related to the guarantee of certain workers compensation claims for events prior to the disposition date and additional expenses relating to the transaction. The loss from discontinued operations for the nine months ended November 3, 2007 consists of the Value City operations which included sales of $854.8 million, income tax benefit of $19.4 million and a net loss of $33.9 million, net of tax

Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, the majority of sales and operating profit for our Filene’s Basement segment have been generated during the early fall and winter holiday seasons. DSW net sales have typically been higher in spring and early fall, when DSW’s customers’ interest in new seasonal styles increases.
LIQUIDITY AND CAPITAL RESOURCES
Our primary ongoing cash requirements are for debt services, plus seasonal and new store inventory purchases, capital expenditures in connection with expansion and remodeling and infrastructure growth, primarily information technology development. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. Our working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season for Filene’s Basement. For DSW, the inventory levels increase relative to the expected sales increase when its customer’s interest in new seasonal styles increases. RVI, DSW and Filene’s Basement believe that they have sufficient financial resources and access to financial resources at this time. Management believes that the continued general slowdown in the United States economy and an uncertain economic outlook could adversely affect consumer confidence and consumer spending habits, which may result in reduced customer traffic and comparable store sales in our existing stores. Reduced sales may result in reduced cash flows if we are not able to appropriately manage inventory levels or leverage expenses.
On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase.
Net working capital was $360.3 million and $295.9 million at November 1, 2008 and February 2, 2008, respectively. The increase in net working capital is primarily due to the increased inventory levels and decreased warrant liability partially offset by a decrease in accounts receivable and an increase in accounts payable. Current ratios at those dates were 2.16 and 1.98, respectively.
Operating cash flows. Net cash provided by operating activities from continuing operations was $46.6 million for the nine months ended November 1, 2008 as compared to $28.2 million provided by operating activities from continuing operations for the nine months ended November 3, 2007. The net cash provided by operating activities for the nine months ended November 1, 2008 is primarily due to net income for the period after adjusting for the non-cash depreciation expense, proceeds from construction and tenant allowances, increases in accounts payable and the change in the fair value of derivative instruments partially offset by an increase in inventories.
Investing cash flows. For the nine months ended November 1, 2008, our net cash used in investing activities was $78.1 million compared to $79.0 million for the nine months ended November 3, 2007. The decrease in cash used is primarily a result of our decreased capital expenditures as compared to prior year partially offset by an increase in investment purchases. During the nine months ended November 1, 2008 the Company incurred $70.1 million in capital expenditures and paid $69.6 million in cash for capital expenditures. Of this amount, the Company incurred $37.9 million for new stores, $9.5 million for improvements in existing stores, $3.6 million related to office and warehousing, $4.4 million related to dsw.com and $14.7 million related to information technology upgrades and new systems.
Filene’s Basement opened one new store, remodeled a store and plans to improve its existing distribution facility in fiscal 2008. Filene’s Basement expects to spend approximately $5.0 million for capital expenditures during fiscal 2008. Filene’s Basement capital expenditures will be reduced if Filene’s Basement is unable to obtain the necessary capital from its existing $100 million revolving credit facility or if Filene’s Basement’s operating cash flow declines.
DSW expects to spend approximately $85 million for capital expenditures in fiscal 2008. These expenditures include investments to make improvements to DSW’s information systems, remodel stores, continue store growth, and the continued investment in dsw.com. DSW’s future capital expenditures will depend heavily on the number of new stores DSW opens, the number of existing stores DSW remodels and the timing of these expenditures. DSW plans to open 41 stores during fiscal 2008. Based on the current economic conditions and financial pressures facing real estate developers, DSW has reduced its planned store openings for fiscal 2009 to between 10 and 15 stores. DSW will continue to pursue real estate opportunities that fit its business model, but expect these pressures to slow its growth in fiscal 2009. DSW is currently evaluating the number of stores it plans to open in fiscal 2010.

DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of its business and its growth strategy and to withstand unanticipated business volatility. DSW believes cash generated from DSW operations, together with current levels of DSW’s cash equivalents and short-term investments as well as availability under the DSW $150 million revolving credit facility will be sufficient to maintain DSW’s ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
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
The Company maintains three separate credit facilities: (1) a $100 million revolving credit facility under which Filene’s Basement is the borrower and RVI and certain of its wholly-owned subsidiaries are guarantors (the “Filene’s Basement Revolving Loan”); (2) a $150 million revolving credit facility under which DSW and DSWSW are co-borrowers and DSW and its wholly-owned subsidiaries, including DSWSW, are co-guarantors (the “DSW Revolving Loan”); and (3) a $0.25 million senior non-convertible loan facility under which RVI is the borrower and RVI and certain of its wholly-owned subsidiaries are co-guarantors (the “Non-Convertible Loan”). RVI also has outstanding $133.8 million of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the Filene’s Basement Revolving Loan, the DSW Revolving Loan, the Non-Convertible Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At November 1, 2008 and February 2, 2008, $33.0 million and $27.0 million, respectively, was available under the Filene’s Basement Revolving Loan. At November 1, 2008 and February 2, 2008, direct borrowings aggregated $43.0 million and $22.5 million, respectively. $3.0 million and $3.4 million letters of credit were issued and outstanding at November 1, 2008 and February 2, 2008, respectively. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its wholly-owned subsidiary, DSWSW, are named as co-borrowers, and DSW and its wholly-owned subsidiaries, including DSWSW, are named as co-guarantors. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At November 1, 2008 and February 2, 2008, $139.5 million and $134.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At November 1, 2008 and February 2, 2008, $10.5 million and $15.7 million, respectively, in letters of credit were issued and outstanding. The maturity date of the DSW Revolving Loan is July 5, 2010.
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
The PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares subject to adjustment as provided in the PIES. As of November 1, 2008, the fair value asset recorded for the conversion feature of the PIES was $52.3 million
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value with changes in fair value in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a $1.5 million gain on the repurchase which is included in other non-operating income on the statements of operations.

Auction Rate Securities
As of November 1, 2008, all $4.5 million of the Company’s long-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of the Company’s investments, the Company has presented its investments in auction rate securities as long-term investments at November 1, 2008. The Company believes that the current lack of liquidity relating to the investment in auction rate securities will have no impact on its ability to fund its ongoing operations and growth initiatives.
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain income tax liabilities; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction.
As of November 1, 2008 and February 2, 2008, RVI had recorded liabilities of $15.9 million and $26.6 million, respectively, for the guarantees of Value City commitments. The reduction in the liability is due to Value City payments to factors, passage of time and revaluation of the guarantees. If Value City fails to pay its obligations with respect to the foregoing indebtedness guaranteed by Retail Ventures or RVS, these guarantees may become immediately due and payable by Retail Ventures or RVS, as applicable, which would have a material adverse effect on RVI.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Liquidity Relating to the Filene’s Basement Downtown Crossing Boston Store
With respect to the temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store, the landlord is making payments to Filene’s Basement until the premises are renovated and turned over to Filene’s Basement.
Contractual Obligations and Off-Balance Sheet Arrangements
During the nine months ended November 1, 2008, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $2.2 million at November 1, 2008. In addition, at November 1, 2008 lease agreements have been signed for 20 new DSW and Filene's Basement store locations expected to be opened over the next 18 months, with annual aggregate rent of $6.9 million and average terms of approximately ten years. Associated with the new lease agreements, we will receive approximately $11.0 million of construction and tenant allowances which will be used to fund future capital expenditures.
The Company had no “off-balance sheet” arrangements as of November 1, 2008 and February 2, 2008 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the nine months ended November 1, 2008.

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
Investments
Our cash and equivalents have maturities of 90 days or less. Our investments in auction rate securities have variable interest rates that typically reset every 91 to 182 days. We also have investments in tax exempt bonds, tax advantaged bonds, tax exempt commercial paper, variable rate demand notes and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature approximately every 28 to 126 days. Our other types of short-term investments generally have interest reset dates of every 7 to 9 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or from resetting of interest rates and thus may limit our ability to invest in higher interest investments.
As of November 1, 2008, we had approximately $10.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. The service works by placing a large deposit with a local bank registered in the CDARS network. The institution uses CDARS to place funds into certificates of deposit issued by banks in the network. This occurs in increments of less than $0.1 million to ensure that both principal and interest are eligible for full FDIC insurance.
As of November 1, 2008, all $4.5 million of our long-term investments were invested in auction rate securities. Due to auction failures limiting the liquidity of these investments, the Company has presented all investments in auction rate securities as long-term investments as of November 1, 2008. While recent failures in the auction process have affected the ability to access these funds, we do not believe that the underlying securities have undergone an other-than-temporary impairment. The Company recorded a temporary impairment of $0.9 million, net of tax, during the nine months ended November 1, 2008. The Company expects to continue to earn interest at the prevailing rates on the remaining auction rate securities.
Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the Filene’s Basement Revolving Loan and the DSW Revolving Loan. At November 1, 2008, direct borrowings aggregated $43.0 million and $13.6 million of letters of credit were outstanding against these revolving credit facilities.
A hypothetical 100 basis point increase in interest rates on our variable rate debt outstanding for the three months ended November 1, 2008, net of income taxes, would have an impact of $0.2 million on our financial position, liquidity and results of operations.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (the “VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The VCHI Warrants are not derivative instruments as defined under SFAS No. 133. The VCHI Warrants were measured at fair value using the Black-Scholes Pricing Model on the date of the transaction, January 23, 2008, and recorded within equity.
Term Loan Warrants and Conversion Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of November 1, 2008 and February 2, 2008, Retail Ventures did not have any derivatives designated as hedges.

As of November 1, 2008, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants was $4.3 million. The $1.6 million value ascribed to the Conversion Warrants was estimated as of November 1, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.9%; expected life of 0.6 years; expected volatility of 59.0%; and an expected dividend yield of 0.0%. The $2.7 million value ascribed to the Term Loan Warrants was estimated as of November 1, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.0%; expected life of 3.6 years; expected volatility of 53.2%; and an expected dividend yield of 0.0%. As the Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the nine months ended November 1, 2008, the Company recorded a reduction of expenses related to the change in fair value of the conversion feature of the PIES of $23.9 million. As of November 1, 2008, the fair value asset recorded for the conversion feature was $52.3 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 6.7%; expected life of 2.9 years; expected volatility of 52.8%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of November 1, 2008, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As previously reported, on March 8, 2005, Retail Ventures announced that it had learned of the theft of credit card and other purchase information from a portion of the Company’s customers. On April 18, 2005, Retail Ventures issued the findings from its investigation into the theft. The theft covered transaction information involving approximately 1.4 million credit cards and data from transactions involving approximately 96,000 checks. During the second quarter of fiscal 2008, in a putative class action captioned Levine vs. DSW, DSW prevailed on a motion for summary judgment on all claims in the Court of Common Pleas, Cuyahoga County, Ohio. DSW currently has no pending litigation relating to this matter. As of November 1, 2008, DSW decreased the balance of the associated reserve from $0.5 million to $0.1 million. Settlement of this case did not have a material impact on the Company’s results of operations or financial condition.
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
The Downtown Crossing Boston Filene’s Basement is the original, landmark Filene’s Basement store. The Downtown Crossing store generated 12.9% and 15.1% of Filene’s Basement segment sales during fiscal 2006 and 2005, respectively. Filene’s Basement temporarily ceased operations at the Downtown Crossing Boston store in the fall of 2007 due to the complex redevelopment of the building housing the original store. Filene’s Basement plans to resume operations in the new development in 2009 or early 2010. The temporary cessation of business in this Downtown Crossing store could result, upon its reopening, in reduced customer traffic and sales at this location as compared to its historical performance.
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
Value City Department Stores has filed for bankruptcy protection and announced its intention to close its remaining stores. Value City owes us approximately $6.9 million as of November 1, 2008 and we may not be able to collect this amount from Value City. Further, once the liquidation of Value City is complete, we will no longer be able to allocate Value City a portion of our expenses, which will lead to increased expense to us.
In January 2008, Retail Ventures announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, Retail Ventures agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll, and information technology services, in exchange for a weekly payment.
As of November 1, 2008, Value City owes us approximately $6.9 million, all for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, we have reserved approximately $0.8 million and have not recognized a receivable related to the remaining services provided. We plan on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.

Further, once the liquidation of Value City is complete, we will no longer be able to allocate a portion of our expenses to Value City, which will lead to increased expenses for us. The amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
Retail Ventures is subject to various risks associated with the Value City bankruptcy proceedings.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. On October 26, 2008 Value City filed for bankruptcy and plans to discontinue operations. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. There are risks and uncertainties inherent in such events and RVI is unable to predict what claims may be made or the precise effect of the Value City liquidation process on RVI’s operations and financial condition. RVI may also be required to record impairment charges or write-offs as a result of any bankruptcy proceeding and to incur expenses and liabilities associated with any bankruptcy proceeding. Additionally, the Value City bankruptcy and the publicity surrounding its filing could adversely affect RVI’s and its subsidiaries’ businesses and relationships with employees, customers and suppliers. All of the foregoing circumstances or events could have a material adverse impact on RVI’s financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the third quarter of the 2008 fiscal year.
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
Item 6. Exhibits. See Index to Exhibits on page 41.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: December 9, 2008	By:	/s/ James A. McGrady
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