Form 10-K
period 2009-01-31
RETAIL VENTURES INC
filed 2009-04-30
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 31, 2009
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
Registrant’s telephone number, including area code (614) 238-4148
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting common equity held by non-affiliates of the registrant computed by reference to the price at which such voting common equity was last sold, as of August 2, 2008, was $125,546,302.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 48,683,729 Common Shares were outstanding at March 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s fiscal 2008 Proxy Statement, which will be filed no later than 120 days after January 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
As used in this Annual Report on Form 10-K (“Annual Report on Form 10-K” or “Form 10-K”) and except as the context otherwise may require, Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries, including but not limited to, Filene’s Basement, Inc. (“Filene’s Basement”), which was wholly-owned until April 21, 2009, and DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries are herein referred to collectively as the “Company.” Value City Department Stores LLC (“Value City”) was a wholly-owned subsidiary through January 22, 2008.
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
•	DSW’s success in opening and operating new stores on a timely and profitable basis;

•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	the effect of the bankruptcy filing made by Value City and any such filing which may be made by Filene’s Basement;

•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;

•	the risk of Value City and Filene’s Basement not paying us or its other creditors, for which Retail Ventures may have some liability;

•	the impact of Value City and Filene’s Basement on our liquidity;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	the success of dsw.com;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity and investment risks related to our investments; and

•	DSW’s ability to secure additional credit upon the termination of its existing credit facility.
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of January 31, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW”.
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
As of January 31, 2009, SSC and its affiliates, in the aggregate, owned approximately 52.3% of the outstanding RVI Common Shares and beneficially owned approximately 60.7% (assumes the issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants held by SSC, (ii) 1,731,460 RVI Common Shares issuable upon the exercise of term loan warrants held by Schottenstein RVI, LLC and (iii) 342,709 RVI Common Shares issuable upon the exercise of the term loan warrants held by Schottenstein RVI, LLC). In addition to SSC and its affiliates’ ownership of our common shares, we also have a number of ongoing related party agreements and arrangements with SSC, which are more fully described in Item 13 of this Annual Report on Form 10-K.
Retail Ventures has begun reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
In January 2009, Retail Ventures announced that it was exploring strategic alternatives for Filene’s Basement, and as a result, as of January 31, 2009, Filene’s Basement met the criteria set forth in Financial Accounting

Standards Board (“FASB”) Statement No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to be classified as held for sale. The applicable criteria includes the following: management has committed to a plan to sell the asset; the asset is available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and the transfer of the asset is expected to qualify as a complete sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. For reporting purposes, the results of Filene’s Basement are reported as discontinued operations.
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. As of January 31, 2009, there were 36 Filene’s Basement stores in operation; however, in January 2009, Filene’s Basement determined to close 11 underperforming stores. The final determination to close these underperforming stores was due to decreased sales and operating profit during the fourth fiscal quarter, as well as the continued negative outlook for the United States retail segment generally and Filene’s Basement in particular. The store closings were complete in February 2009.
General
DSW. DSW is a leading U.S. branded footwear specialty retailer operating 298 shoe stores in 37 states as of January 31, 2009. Its stores offer a wide selection of better-branded dress, casual and athletic footwear for women and men. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive store experience that satisfies both the rational and emotional shopping needs of its customers by offering them a vast, exciting selection of in-season styles combined with the convenience and value they desire. The stores average approximately 23,000 square feet and carry approximately 27,000 pairs of shoes. DSW believes this combination of selection, convenience and value differentiates it from its competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds. In addition, DSW operates leased shoe departments for three non-related retailers in a combined 341 stores and in 36 stores as of January 31, 2009 for Filene’s Basement, which until April 21, 2009 was a wholly owned subsidiary of RVI. DSW also sells shoes and accessories through dsw.com.
Filene’s Basement. On April 21, 2009, RVI sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. As of January 31, 2009, there were 36 Filene’s Basement stores in operation; however, in January 2009, Filene’s Basement determined to close 11 underperforming stores. The final determination to close these underperforming stores was due to decreased sales and operating profit during the fourth fiscal quarter, as well as the continued negative outlook for the United States retail segment generally and Filene’s Basement in particular. The store closings were complete in February 2009. The 36 Filene’s Basement stores are located primarily in major metropolitan areas of the Northeast and Midwest United States. Filene’s Basement’s mission is to provide the best selection of stylish, high-end designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement focuses on serving the customer with discriminating fashion taste who appreciates an excellent value. These stores had a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides™,” Filene’s Basement believes that it is also distinctive in its offering of great fashion, high quality and affordable prices.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and interest on intercompany notes, the latter of which is eliminated in consolidation.
See Note 15 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for detailed financial information regarding our operating segments.
DSW
DSW’s goal is to continue to strengthen its position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding its store base, driving sales through enhanced merchandising and investment in its infrastructure.

DSW operates leased departments for three non-affiliated retailers and one affiliated retailer, Filene’s Basement. DSW has renewable supply agreements to merchandise the non-affiliated shoe departments in Stein Mart, Inc., Gordmans, Inc., and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, and April 2012, respectively. DSW operates leased shoe departments for Filene’s Basement under a renewable supply agreement through January 2010. DSW owns the merchandise, records sales of merchandise net of returns and sales tax, owns the fixtures (except for Filene’s Basement) and provides supervisory assistance in the covered locations. Stein Mart, Gordmans, Frugal Fannie’s and Filene’s Basement provide the sales associates. DSW pays a percentage of net sales as rent. As of January 31, 2009, DSW supplied merchandise to 275 Stein Mart stores, 65 Gordmans stores, one Frugal Fannie’s store and 36 Filene’s Basement stores (however, in February 2009, Filene’s Basement closed 11 underperforming stores). DSW’s leased shoe department has been supported by a store field operations group, a merchandising group and a planning and allocation group (except for Filene’s Basement) that are separate from the DSW stores group.
Merchandising
Selection. DSW’s goal is to excite its customers with a selection of shoes that fulfill a broad range of style and fashion needs. DSW stores and dsw.com sell a large selection of better-branded merchandise. It purchases directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with selection at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 27,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores.
DSW’s merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. DSW tracks store performance and sales trends on a weekly basis and has a flexible incremental buying process that enables DSW to order styles frequently throughout each season, in contrast to department stores, which typically make one large purchase at the beginning of the season. To keep their product mix fresh and on target, DSW tests new fashions and actively monitors sell-through rates in their stores. DSW also aims to increase the quality and breadth of existing vendor offerings and identify new vendor opportunities. In addition to their merchandising initiative, DSW will continue to invest in planning, allocation and distribution to continue improving its inventory and markdown management.
DSW separates its merchandise into four primary categories — women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, also offered is a complementary assortment of handbags, hosiery and other accessories. The largest principal categories as a percentage of the consolidated RVI revenue from continuing operations were:

Category	Fiscal 2008	Fiscal 2007	Fiscal 2006
Women’s	66%	65%	65%
Men’s	15%	16%	16%
Athletic	14%	14%	14%
Value. Through the DSW buying organization, DSW is able to provide its customers with high quality, in-season fashions at prices that it believes are competitive with the typical sale price found at specialty retailers and department stores. DSW generally employs a consistent pricing strategy that typically provides its customers with the same price on its merchandise from the day it is received until it goes into DSW’s planned clearance rotation. The DSW pricing strategy differentiates DSW from competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a department store or specialty retailer to have a sale event.
In order to provide additional value to its customers, DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. This program offers additional savings to frequent shoppers and encourages repeat sales. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed in six months.
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
DSW target markets to “DSW Rewards” members throughout the year. DSW classifies these members by frequency and spend and uses direct mail and e-mail communications to stimulate further sales and traffic. As of January 31, 2009, over 10.4 million members enrolled in the “DSW Rewards” loyalty program have made at least one purchase over the course of the last two fiscal years, up from approximately 8.6 million members as of February 2, 2008. In fiscal 2008, approximately 76% of DSW store and dsw.com net sales were generated by shoppers in the loyalty program, up from approximately 69% of DSW store net sales in fiscal 2007.
Demonstrated Ability to Consistently Deliver Growth
DSW’s operating model is focused on selection, convenience and value. DSW believes that the growth it has achieved in the past is attributable to its operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 31, 2009, DSW’s net sales have grown at a compound annual growth rate of 13.1%. DSW intends to continue to focus on net sales, operating profit and operating cash flows as it pursues its growth strategy.
Cash generated from DSW operations, together with its current levels of cash and investments of $157.5 million, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth. In addition to its cash and investments, DSW has no debt, however, DSW does have significant long-term obligations under its leases.
Expansion
DSW plans to open approximately 10 stores in fiscal 2009 and increase dsw.com sales. DSW’s plan is to open stores in both new and existing markets with the primary focus on power strip centers as well as repositioning existing stores. DSW also plans to continue to pursue opportunities in regional malls, lifestyle centers and urban street locations in appropriate markets. In general, DSW’s evaluation of potential new stores focuses on location within a retail area, demographics, co-tenancy, store size and configuration, and lease terms. DSW’s long-range planning model includes analysis of every major metropolitan area in the country with the objective of understanding the demand for its products in each market over time, and its ability to capture that demand. The analysis also looks at DSW’s current penetration levels in the markets DSW serves and DSW’s expected deepening of its penetration levels as DSW continues to grow its brand to become the shoe retailer of choice in its markets.
Distribution
DSW’s primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear to stores so DSW can take full advantage of each selling season. DSW has engaged a third party logistics service provider to receive orders originating from suppliers on the West Coast or imports entering the United States at a West Coast port of entry. These initial shipments are then shipped by this service provider to DSW pool points and onwards to stores bypassing the Columbus distribution center facility. DSW will continue to evaluate expansion of this process for applicability in other parts of the country. DSW also operates a fulfillment center in Columbus, Ohio to process orders for dsw.com, which are shipped directly to customers using a third party shipping provider.
Leased Departments and Supply Agreements
DSW has operated leased shoe departments for Filene’s Basement since March 2000. The intercompany activity has been eliminated in the consolidated financial statements. Effective January 30, 2005, DSW updated and reaffirmed its contractual relationship with Filene’s Basement. Under the new agreement, DSW owns the merchandise and provides supervisory assistance in all covered locations and receives a percentage of net sales as payment. Filene’s Basement provides the fixtures and sales associates. As of January 31, 2009, DSW operated leased shoe departments in 36 Filene’s Basement locations. In February 2009, Filene’s Basement closed 11 underperforming stores. See “Risk Factors – Risk Factors Relating to DSW” for certain risk factors relating to DSW’s contractual relations with Filene’s Basement.
As of January 31, 2009, DSW also supplied merchandise to 275 Stein Mart stores, 65 Gordmans stores and one Frugal Fannie’s store, as discussed in greater detail above.

dsw.com
DSW launched dsw.com in the first half of fiscal 2008 to provide customers with the opportunity to purchase shoes and related accessories through its website and to gain market share by serving customers in regions where it currently does not have stores. DSW has entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com sales. To provide service to both dsw.com and DSW stores, DSW has a call center to address its customer service needs.
Segment Seasonality
DSW’s business is subject to seasonal trends. The sales in DSW stores have typically been higher in the first and third quarters, when its customers’ interest in new seasonal styles increases. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during its fourth quarter associated with the winter holiday season.
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
FILENE’S BASEMENT
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. As of January 31, 2009, there were 36 Filene’s Basement stores in operation; however, in January 2009, Filene’s Basement determined to close 11 underperforming stores. The final determination to close these underperforming stores was due to decreased sales and operating profit during the fourth fiscal quarter, as well as the continued negative outlook for the United States retail segment generally and Filene’s Basement in particular. The store closings were complete in February 2009.
Filene’s Basement’s mission has been to be the premier destination for discriminating value-driven shoppers for their designer and famous brand fashion needs. Filene’s Basement strives to provide the best selection of stylish, designer and famous brand name merchandise at surprisingly affordable prices in men’s and women’s apparel, jewelry, shoes, accessories and home goods. Filene’s Basement stores have had a large selection of upscale designer and better-branded merchandise, including couture items imported directly from the fashion capitals of Europe. Famous for its unique bridal dress promotions, now hailed as the “Running of the Brides,”™ Filene’s Basement believes that it is also unique in its offering of great fashion, high quality and extraordinary prices. The Downtown Crossing Boston store temporarily closed in the fall of 2007 to allow for extensive building renovations by the landlord, at the landlord’s cost.
Merchandising
Designer and Famous Brand Merchandise. Filene’s Basement stores offer designer and famous name brand apparel, home goods and accessories. The merchandise represents a focused assortment of fashionable, nationally recognized men’s and women’s apparel, shoes, handbags and other accessories, fine jewelry, fragrances, giftware and home goods bearing prominent designers’ and manufacturers’ names. Branded merchandise constitutes most of the product line. Filene’s Basement has believed that up-front purchasing would promote a reliable flow of branded merchandise to its stores for opening season assortments in February and August. Accordingly, Filene’s Basement placed a significant portion of its purchases up front. Filene’s Basement also had been placing purchases of make-up goods in Europe, such as sweaters, knits and cold weather goods. The remaining branded goods have been obtained through opportunistic purchases from a diverse group of quality manufacturers and vendors, including direct imports from some of the most prominent European designers. Because of the longstanding relationships that Filene’s Basement has with vendors, it received quality buying opportunities at competitive prices prior to its current liquidity difficulties. Filene’s Basement has purchased merchandise from approximately 1,000 suppliers. During fiscal 2008 and fiscal 2007, merchandise supplied by Filene’s Basement’s three top vendors accounted for approximately 10.1% and 12.4%, respectively, of Filene’s Basement’s net sales.

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
There are several factors which have allowed Filene’s Basement to achieve its value pricing. First, it historically had excellent, longstanding relationships with its suppliers. This made Filene’s Basement a preferred choice for vendors with designer and famous brand overruns, department store cancellations and unmet volume objectives. These vendors understand that goods will be sold in an environment that supports the stature of their brands. Second, Filene’s Basement imported directly from Europe, cutting out middleman costs. Third, Filene’s Basement understands the market for these high-end brands and had access to numerous up-front and opportunistic buys.
Advertising and Promotion
Filene’s Basement employs a multi-media approach to advertising, using print, broadcast, direct mail, online and e-mail media. The primary method of communicating with the market throughout the year has been via advertising in daily newspapers, typically quarter and half page ads. With a substantial increase in customer data base enrollment, direct mail and email communications became a growing part of the advertising mix.
Filene’s Basement is not typically an item advertiser. Instead, Filene’s Basement has focused on promoting advantageous purchases from manufacturers or retail stores and the Filene’s Basement store as a brand. The intent is to build the reputation and awareness of having the best prices for European and American designer brands, as well as quality basics for all shoppers. As a result, the customers gain confidence that whenever they visit Filene’s Basement, they will find exceptional values on fashionable brands. A large part of this approach relies on promoting major events, the most famous of which is the Bridal Event. Brides-to-be line up in front of the store hours before the store opens — when the doors open, there is a stampede by the customers, now regularly hailed as the “Running of the Brides,”™ to get their hands on a designer wedding gown at a significantly reduced price before the selection runs out. The event is so interesting and unique that the event gets significant free media coverage in every market where the promotion is held. Other major events include ladies’ suits, a men’s suit promotion, premier designer denims, and end-of-season clearance events. These events are not only effective during the time of the promotion, but also help establish the reputation for Filene’s Basement as a leader in these categories year-round.
Filene’s Basement creates a distinctive look to the print advertising by using fashion illustrations rather than photography since its advertisements are not item specific. This enhances the impression that Filene’s Basement deals in designer merchandise, since the illustrations look similar to designer drawings and are unique among its competitors.
By not emphasizing item-based advertising, Filene’s Basement avoids the high expense of running large weekly circulars. As of 2005, it began issuing category-based catalogs to emphasize the breadth of the assortment in leading fashion trends rather than to sell individual items. As a result, Filene’s Basement’s advertising as a percent of net sales has been relatively low, typically around 2.3%, excluding grand openings.
Stores
Store Location, Design and Operations. Filene’s Basement stores are typically located in leased facilities within suburban areas, near large residential neighborhoods and average approximately 30,000 square feet of selling space per store (approximately 43,000 square feet of total space per store). Certain stores in Boston, New York, Chicago, Atlanta and Washington D.C. are located in key urban areas. As of January 31, 2009, Filene’s Basement operated 36 stores in ten states and the District of Columbia. The stores are designed to be convenient and attractive in their merchandise presentation, dressing rooms, checkouts and customer service areas.
Our Filene’s Basement Downtown Crossing Boston store is a landmark institution recognized by generations of New England families and visitors as a source of quality off-price men’s and women’s merchandise. The Downtown Crossing Boston Store temporarily ceased operations in the fall of 2007, due to the extensive renovation planned for the host building by the building’s new owner. We cannot anticipate when the renovations will be completed. Before the temporary closing, the Downtown Crossing Boston store subleased 178,000 square feet (approximately 65,300 square feet of selling space) on four floors. The sublease has been amended to extend its term, and now terminates in 2024 with rights exercisable by Filene’s Basement to extend at its option until 2044. The Downtown Crossing Boston store generated approximately 12.9% of Filene’s Basement’s segment sales during fiscal 2006.

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
Expansion and Store Closures. We opened one new Filene’s Basement store and closed one store during fiscal 2008. We charged pre-opening expenses to operations as incurred.
We continually updated the stores by changing or repositioning the merchandise displays and in-store signage. The annual cost of updating on a per store basis is generally not substantial and is treated as on-going cost of operations.
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
License Agreements and Leased Departments
Filene’s Basement licenses fine jewelry, cosmetics and certain other incidental departments to independent third parties. The aggregate annual license fees for the 2008 fiscal year were approximately $10.6 million. Filene’s Basement also has an agreement with DSW to supply the in-store shoe departments on a leased department basis in 36 of its stores (however, in February 2009, Filene’s Basement closed 11 underperforming stores). Beginning in November 2007, the fine jewelry departments in the Filene’s Basement stores are operated by a third party as a leased department.
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
DSW has operated leased shoe departments for Filene’s Basement since March 2000. Effective as of January 30, 2005, DSW updated and reaffirmed its contractual arrangement with Filene’s Basement. Under the new agreement, DSW owns the merchandise, records sales of merchandise net of returns and sales tax, provides supervisory assistance in all covered locations and pays a percentage of net sales as rent. Filene’s Basement provides the fixtures and sales associates. In two of these locations, Filene’s Basement licenses and uses the DSW name in connection with the leased shoe department. This intercompany activity is eliminated in our consolidated financial statements.

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
MANAGEMENT INFORMATION AND CONTROL SYSTEMS
Retail Ventures. We believe a high level of automation is essential to maintaining and improving our competitive position. Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement (“the Amended Shared Service Agreement”) with our subsidiary, DSW. Under the terms of the Amended Shared Services Agreement, we receive information technology services from DSW. The transfer of technology services to DSW placed the requirement on DSW related to maintaining both the investment in infrastructure and the investments needed to support the shared services infrastructure.
We rely upon computerized systems to provide information, including warehouse operations, store billing, inventory control, merchandising and automated accounting. We utilize registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. We utilize automated distribution center systems to track and control the receipt, processing, storage and shipping of product to the stores.
DSW. In order to promote DSW’s continued growth, DSW undertook several major initiatives in the past to build upon the merchandise management system and warehouse management systems that support DSW. In fiscal 2008, DSW made a significant investment in upgrading its Point of Sale (“POS”) system to a consistent platform. In DSW stores, DSW utilizes POS registers with full scanning capabilities to increase speed and accuracy at customer checkouts and facilitate inventory restocking. With DSW’s top vendors, DSW utilizes an electronic data interchange for product UPC barcodes and electronic exchange of purchase orders, Advance Shipment Notifications and invoices. DSW uses enterprise data warehouse and customer relationship management software to manage the “DSW Rewards” program. This allows DSW to support, expand and integrate “DSW Rewards” with the POS system to improve the customer experience.
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
As of January 31, 2009, we had approximately 12,500 associates across all segments of which approximately 3,400 were full-time and the remaining balance were part-time and seasonal. None of our associates are covered by any collective bargaining agreement. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.

Competition
The retail industry is highly competitive. We compete with a variety of conventional and discount retail stores, including national, regional and local independent department and specialty stores, as well as with catalog operations, on-line retailers, factory outlet stores and other off-price stores. DSW and Filene’s Basement have different target customers and different strategies, but each focuses on this basic principle: the value to the customer is the result of the quality of the merchandise in relationship to the price paid.
DSW believes shoppers prefer its remarkable selection of on-trend merchandise compared to product offerings of traditional department stores, mall-based company stores, national chains, single-brand specialty retailers and independent shoe retailers because those retailers generally offer a more limited selection at higher initial prices, in a less convenient format than DSW does and without the membership benefits of the DSW Rewards program. In addition, DSW also believes that it successfully competes against retailers who have attempted to duplicate its format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons.
Filene’s Basement provides perceived high value by offering easily recognized brand-name merchandise at discounted prices. We believe Filene’s Basement’s niche, however, is the top-tier of the off-price retailing category and its sales events help shape its image as having a special “cachet.” Filene’s Basement also offers a shopping environment that is typically more fashionable than its off-price competition.
Available Information
RVI files reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to such reports. The public may read and copy any materials that RVI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about RVI, including its reports filed with or furnished to the SEC, is available through RVI’s web site at http://www.retailventuresinc.com. Such reports are accessible at no charge through RVI’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The reference to the Company website address does not constitute incorporation by reference of the information contained on the website and that website information should not be considered part of this document.

ITEM 1A. RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating RVI. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could be adversely effected.
Introductory Note
As described below, RVI is a holding company and all of our operations have been conducted through our subsidiaries. In January 2008, we disposed of our Value City subsidiary. On April 21, 2009 we disposed of our Filene’s Basement subsidiary and certain related entities. As a result, to the extent cash on hand or other forms of capital generating transactions are not sufficient to meet our operating cash flow needs, we may seek other sources to provide the funds necessary for operations. Set forth below are certain risk factors relating to DSW, risk factors relating to our discontinued operations, certain other corporate risks of RVI and risk factors relating to our PIES.
Risk Factors Relating to DSW
DSW plans to open approximately 10 DSW stores in fiscal 2009 and is currently evaluating its strategy for fiscal 2010 and beyond, which could strain its resources and have a material adverse effect on its business and financial performance.
DSW’s continued and future growth largely depends on its ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2008, fiscal 2007 and fiscal 2006, DSW opened 41, 37, and 29 new stores, respectively. DSW plans to open approximately 10 stores in fiscal 2009 and is currently evaluating its strategy for fiscal 2010 and beyond. As of January 31, 2009, DSW has signed leases for an additional 14 stores opening in fiscal 2009 and fiscal 2010. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million. This continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources. For example, DSW’s planned expansion will require DSW to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause DSW to operate its business less efficiently, have a material adverse effect on DSW’s operations and financial performance and slow its growth.
DSW may be unable to open all the DSW stores contemplated by its growth strategy on a timely basis, and new stores it opens may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW plans to open approximately 10 DSW stores in fiscal 2009. However, DSW may not achieve its planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. DSW’s ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, its ability to:
•	identify suitable markets and sites for new store locations with financially stable co-tenants and landlords;

•	negotiate favorable lease terms;

•	build-out or refurbish sites on a timely and effective basis;

•	obtain sufficient levels of inventory to meet the needs of new stores;

•	obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth;

•	open new stores at costs not significantly greater than those anticipated;

•	successfully open new DSW stores in markets in which it currently has few or no stores;

•	control the costs of other capital investments associated with store openings;

•	hire, train and retain qualified managers and store personnel; and

•	successfully integrate new stores into our existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate DSW’s growth.

As a result, DSW may be unable to open new stores at the rates expected or at all. If DSW fails to successfully implement its growth strategy, the opening of new DSW stores could be delayed or prevented, could cost more than anticipated and could divert resources from other areas of DSW’s business, any of which could have a material adverse effect on DSW’s business, financial condition and results of operations.
To the extent that DSW opens new DSW stores in its existing markets, DSW may experience reduced net sales in existing stores in those markets. As the number of DSW stores increases, DSW stores will become more concentrated in the markets it serves. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at DSW stores may be reduced. This could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW has entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If Stein Mart, Gordmans or Filene’s Basement were to terminate their supply agreements, close a significant number of stores, declare bankruptcy or liquidate, it could have a material adverse effect on DSW’s business and financial performance.
DSW’s supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, DSW’s contractual termination dates are December 2012, January 2013 and January 2010, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. In the event of the loss of one of these leased departments, it is unlikely that DSW would be able to proportionately reduce expenses to the reduction of sales.
The performance of DSW’s leased departments is highly dependant on the performance of Stein Mart, Gordmans and Filene’s Basement. In February 2009, Filene’s Basement closed 11 underperforming stores. In addition, on April 21, 2009, we disposed of our entire interest in Filene’s Basement and certain related entities. If Filene’s Basement files for protection under the federal bankruptcy laws, it would have the right, should it choose to do so, to reject its DSW supply agreements. RVI has no control over whether or not Filene’s Basement elects to do so. Any Filene’s Basement bankruptcy, store closings and possible rejection of DSW supply agreements could have a material adverse effect on our business and financial performance. In addition, if Stein Mart or Gordmans were to terminate DSW’s supply agreements, close a significant number of stores, declare bankruptcy or liquidate, it could have a material adverse effect on DSW’s business and financial performance.
DSW launched dsw.com in the first half of fiscal 2008, which may not be successful and could adversely affect DSW’s results of operations or distract management from DSW’s core business.
DSW launched dsw.com to sell shoes and related accessories through its website in fiscal 2008. In addition, DSW has entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com distribution. The continued development of such a business channel could distract management from DSW’s core business, take business from DSW’s existing store base resulting in lower sales in DSW stores or be unsuccessful. In addition, as this is a new business channel, DSW has purchased inventory based upon anticipated sales. In the event that DSW’s actual sales are lower than planned, DSW will likely take markdowns on inventory which will adversely affect gross margin. In the event that DSW loses focus on its core business, impacts sales in its existing store base or is unsuccessful in the execution of dsw.com, it may have a material adverse effect on DSW’s business, results of operations, financial condition or result in asset impairment charges related to assets used specifically by dsw.com.
DSW relies on its good relationships with vendors to purchase better-branded merchandise at favorable prices. If these relationships were to be impaired, DSW may not be able to obtain a sufficient selection of merchandise at attractive prices, and it may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on DSW’s competitive position, and business and financial performance.
DSW does not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, its success depends on maintaining good relations with its vendors. DSW’s growth strategy depends to a significant extent on the willingness and ability of its vendors to supply DSW with sufficient inventory to stock DSW’s stores. If DSW fails to strengthen its relations with its existing vendors or to enhance the quality of merchandise they supply DSW, and if DSW cannot maintain or acquire new vendors of in-season better-branded merchandise, its ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on DSW’s competitive position. In addition, DSW’s inability to stock DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in DSW stores, which could adversely affect DSW’s financial performance.

During fiscal 2008, merchandise supplied to DSW by three key vendors accounted for approximately 20% of its net footwear sales. The loss of or a reduction in the amount of merchandise made available to DSW by any one of these vendors could have an adverse effect on DSW’s business.
DSW may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which it operates, which could have a material adverse effect on its business, financial condition and results of operations.
DSW’s merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract its target customers in that region. This requires DSW to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which DSW stores are situated. A variety of factors will affect DSW’s ability to maintain the proper mix of products in each store, including:
•	variations in local economic conditions, which could affect DSW’s customers’ discretionary spending and their price sensitivity;

•	unanticipated fashion trends;

•	DSW’s success in developing and maintaining vendor relationships that provide DSW access to in-season merchandise at attractive prices;

•	DSW’s success in distributing merchandise to DSW stores in an efficient manner; and

•	changes in weather patterns, which in turn affect consumer preferences.
If DSW is unable to anticipate and fulfill the merchandise needs of each region, it may experience decreases in its net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW’s operations are affected by seasonal variability.
DSW’s net sales have typically been higher in the first and third quarters. As a result of seasonality, any factors negatively affecting DSW during these periods, including adverse weather, the timing and level of markdowns or unfavorable economic conditions, could have a material adverse effect on DSW’s financial condition, operating cash flow and results of operations for the entire year.
DSW’s sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of the DSW Class A Common Shares.
DSW’s business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. DSW’s comparable store sales and quarterly results of operations have fluctuated in the past, and DSW expects them to continue to fluctuate in the future. A variety of other factors affect DSW’s sales and quarterly financial performance, including:
•	challenging U.S. economic conditions and, in particular, the retail sales environment.

•	changes in DSW’s merchandising strategy;

•	timing and concentration of new DSW store openings and related pre-opening and other start-up costs;

•	levels of pre-opening expenses associated with new DSW stores;

•	changes in DSW’s merchandise mix;

•	changes in and regional variations in demographic and population characteristics;

•	timing of promotional events;

•	seasonal fluctuations due to weather conditions; and

•	actions by DSW’s competitors.

Accordingly, DSW’s and our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. DSW’s future financial performance may fall below the expectations of securities analysts and investors. In that event, the price of DSW’s Class A Common Shares and our shares would likely decline.
DSW is reliant on its information systems and the loss or disruption of services could affect its ability to implement its growth strategy and have a material adverse effect on DSW’s business.
DSW’s information systems are an integral part of its growth strategy in efficiently operating its stores, in managing the operations of a growing store base and resolving security risks related to its electronic processing and transmission of confidential customer information. The capital required to keep its information systems operating at peak performance may be higher than anticipated and could strain DSW’s capital resources, its management of any upgrades and ability to protect itself from any future security breaches. In addition, any significant disruption of DSW’s data centers could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, DSW’s distribution center and DSW’s merchandising team.
While DSW maintains business interruption and property insurance, in the event either of its information centers were to be shut down, its insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be timely paid to DSW.
The loss or disruption of DSW’s distribution and fulfillment centers could have a material adverse effect on its business and operations.
For DSW stores and leased departments, most of DSW’s inventory is shipped directly from suppliers to its primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of its pool locations located throughout the country and then on to its stores. Through a third party, DSW also operates a west coast bypass. For dsw.com, inventory is shipped directly from DSW’s fulfillment center to customers’ homes. DSW’s operating results depend on the orderly operation of its receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and DSW’s effective management of its distribution facilities. DSW may not anticipate all the changing demands that its expanding operations will impose on its receiving and distribution system, and events beyond its control, such as disruptions in operations due to fire or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to DSW stores.
While DSW maintains business interruption and property insurance, in the event DSW’s distribution and fulfillments centers were to be shut down for any reason or if it were to incur higher costs and longer lead times in connection with a disruption at its distribution and fulfillment centers, its insurance may not be sufficient, and insurance proceeds may not be timely paid to DSW.
DSW’s failure to retain its existing senior management team and to continue to attract qualified new personnel could adversely affect its business.
DSW’s business requires disciplined execution at all levels of its organization to ensure that it continually has sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If DSW were to lose the benefit of the experience, efforts and abilities of any of its key executive and buying personnel, its business could be materially adversely affected. DSW has entered into employment agreements with several of these officers. Furthermore, DSW’s ability to manage its retail expansion will require it to continue to train, motivate and manage its employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and DSW may not be successful in attracting, assimilating and retaining the personnel required to grow and operate its business profitably.
DSW may be unable to compete favorably in its highly competitive market.
The retail footwear market is highly competitive with few barriers to entry. DSW competes against a diverse group of retailers, both small and large, including department stores, mall-based company stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Some of DSW’s competitors are larger and have substantially greater resources than it does. DSW’s success depends on its ability to remain competitive with respect to style, price, brand availability and customer service. The performance of DSW’s competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on DSW’s business, financial condition, results of operations and its market share.

The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits.
The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in further reductions in customer traffic and comparable store sales in DSW’s existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair long-lived assets or impair goodwill.
Consumer spending habits, including spending for the footwear and related accessories that DSW sells, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income.
Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, DSW could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow its retail expansion plans.
The current economic slowdown is also impacting credit card processors and financial institutions which hold DSW’s credit card receivables. DSW depends on credit card processors to obtain payments for it. In the event a credit card processor ceases operations or the financial institution holding DSW’s funds fails, there can be no assurance that DSW would be able to access funds due to it on a timely basis, which could have a material adverse effect on DSW’s business, financial condition, results of operations and cash flows.
DSW relies on foreign sources for its merchandise, and its business is therefore subject to risks associated with international trade.
DSW purchases merchandise from domestic and foreign vendors. In addition, many of DSW’s domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. DSW believes that almost all the merchandise it purchased during fiscal 2008 was manufactured outside the United States. For this reason, DSW face risks inherent in purchasing from foreign suppliers, such as:
•	economic and political instability in countries where these suppliers are located;

•	international hostilities or acts of war or terrorism affecting the United States or foreign countries from which DSW’s merchandise is sourced;

•	increases in shipping costs;

•	transportation delays and interruptions, including increased inspections of import shipments by domestic authorities;

•	work stoppages;

•	adverse fluctuations in currency exchange rates;

•	U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers;

•	expropriation or nationalization;

•	changes in local government administration and governmental policies;

•	changes in import duties or quotas;

•	compliance with trade and foreign tax laws; and

•	local business practices, including compliance with local laws and with domestic and international labor standards.
DSW requires its vendors to operate in compliance with applicable laws and regulations and DSW’s internal requirements. However, DSW does not control its vendors or their labor and business practices. The violation of labor or other laws by one of DSW’s vendors could have an adverse effect on DSW’s business.

Restrictions in DSW’s secured revolving credit facility could limit its operational flexibility.
DSW has entered into a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its secured revolving credit facility are secured by a lien on substantially all its personal property and a pledge of DSW’s shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, it must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or its payment obligations would limit its ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
DSW may be unable to secure additional credit upon the termination of its existing credit facility in July 2010 or the terms of additional credit could be materially different than the terms DSW has today.
DSW’s current credit facility expires in July 2010. While DSW does not currently have borrowings under its credit facility, DSW had approximately $17.7 million of letters of credit outstanding at January 31, 2009. Based upon the current credit markets, DSW may be unable to secure additional credit, or if DSW is able to secure additional credit, the terms of such additional credit may be materially different from DSW’s current terms. Such revised terms or the price of credit could have a material adverse effect on DSW’s business, financial condition or results of operations. Further, in the event DSW is unable to secure additional credit, DSW’s future liquidity may be impacted, which could have a material adverse effect on DSW’s financial condition or results of operations.
The liquidity of DSW’s investments could fluctuate based on adverse market conditions.
Auction failures have adversely affected the liquidity of auction rate securities as investors have not been able to sell their securities on their auction dates. DSW has been unable to sell certain auction rate securities at their scheduled auction dates. As of January 31, 2009, $4.3 million, net of impairments of $1.8 million, of DSW’s $102.7 million in total investments was invested in auction rate securities. DSW has reduced its investment in auction rate securities with a temporary impairment of $0.7 million and other-than-temporary impairments of $1.1 million. Due to auction failures limiting the liquidity of its investments, DSW has presented all of its investment in auction rate securities that have undergone a failed auction and have not been called as long-term investments as of January 31, 2009.
If DSW is unable to liquidate the remaining auction rate securities at their scheduled auction dates, DSW may not have access to its funds until the securities undergo a distribution of the underlying securities or successfully settle at auction. Further, in the event that it is unlikely that DSW will be able to receive the full proceeds from these investments when the securities undergo a distribution of the underlying securities or successfully settle at auction, DSW may be required to impair the securities. Based on the nature of the impairments, DSW would record temporary impairments as unrealized losses in other comprehensive income or other-than-temporary impairments in earnings, which could materially impact DSW’s results of operations.
The bankruptcy of Value City and any future bankruptcy of Filene’s Basement could adversely impact DSW’s operations.
On October 26, 2008, Value City commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. Both Value City and Filene’s Basement are former subsidiaries of RVI. See “Filene’s Basement is currently experiencing material operational and liquidity difficulties and has been disposed of by RVI” and “Retail Ventures is subject to various risks associated with the Value City bankruptcy proceedings.”
DSW is party to an Amended and Restated Shared Services Agreement with RVI whereby it provides information technology services to RVI and its subsidiaries. DSW recently entered into a separate agreement with Filene’s Basement. Through the RVI agreement, DSW provides the cash related to capital expense for certain information technology assets for RVI and its subsidiaries. Historically, DSW has recouped its expenditures by charging depreciation to RVI based on the expected lives of the assets. With the disposition of Filene’s Basement and in light of the terms of the recent agreement with Filene’s Basement, there is no assurance that DSW can collect all or any of the amounts owed.

For discussion regarding DSW’s Supply Agreement with Filene’s Basement, refer to Risk Factor titled “DSW has entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If Stein Mart, Gordmans or Filene’s Basement were to terminate their supply agreements, close a significant number of stores, declare bankruptcy or liquidate, it could have a material adverse effect on DSW’s business and financial performance.”
Risk Factors Relating to Our Discontinued Operations
Filene’s Basement is currently experiencing material operational and liquidity difficulties and has been disposed of by RVI.
In January 2009, Filene’s Basement announced its determination to close 11 underperforming stores.
Filene’s Basement’s final determination to close these underperforming stores was due to the continued negative outlook for the United States retail segment generally and Filene’s Basement in particular. The performance of Filene’s Basement has continued to deteriorate significantly since that time. On April 21, 2009, we disposed of all of the outstanding capital stock of Filene’s Basement and certain related entities. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. Without additional capital, we do not believe that Filene’s Basement will be able to meet all of its obligations, some of which RVI has guaranteed or may otherwise be liable for. See “RVI may be required to satisfy its guarantee of Filene’s Basement Revolving Loan and other obligations of Filene’s Basement, which could adversely affect RVI’s liquidity.”
There are risks and uncertainties inherent in any bankruptcy of Filene’s Basement and RVI is unable to predict the precise effect of any Filene’s Basement reorganization and/or liquidation process on RVI’s operations and financial condition. Creditors of Filene’s Basement may seek to assert claims against RVI and its subsidiaries, whether or not such claims currently exist or have any merit. If such claims were successfully asserted, RVI would have to obtain funding sources to the extent cash on hand, lending facilities, cash generated from operations or other assets were insufficient to satisfy those claims. RVI may also be required to record impairment charges or write-offs as a result of a bankruptcy proceeding and to incur expenses and liabilities associated with a bankruptcy proceeding. Additionally, a Filene’s Basement bankruptcy and the publicity surrounding its filing could adversely affect RVI’s and its subsidiaries’ businesses and relationships with employees, customers and suppliers. All of the foregoing circumstances or events could have an adverse impact on RVI’s financial condition and results of operations. Risks relating to RVI’s liquidity are discussed below under “Certain Other Risk Factors Relating to RVI”.
RVI may be required to satisfy its guarantee of the Filene’s Basement Revolving Loan and other obligations of Filene’s Basement, which could adversely affect RVI’s liquidity.
The Filene’s Basement Revolving Loan is guaranteed by RVI and certain of our wholly-owned subsidiaries. As of April 21, 2009, there were outstanding borrowings of $13.8 million, which includes direct borrowings and letters of credit, against this credit facility. Although the Revolving Loan is secured by certain assets of Filene’s Basement, there can be no assurance as to the amount that could be realized from the sale of such collateral or whether the Revolving Credit lenders would seek remedies against such collateral or would instead elect to recover from RVI under RVI’s ongoing guarantee of all of the obligations of Filene’s Basement under the Revolving Loan. As noted above, all amounts due under the Revolving Loan have been accelerated. Under the terms of the guarantee, the lenders have the right to collect directly from RVI in this event if they choose to do so, without first seeking to collect from Filene’s Basement subject to the forbearance agreement discussed below. In addition, under its guarantee of the Revolving Loan, RVI has waived certain rights of subrogation that would otherwise entitle it to seek repayment from Filene’s Basement in the event the lenders collected directly from RVI, unless and until all liabilities to the Revolving Credit lenders have been paid in full. On April 21, 2009, the Revolving Loan lenders entered into an agreement with RVI and certain other persons pursuant to which the lenders agreed, subject to certain terms and conditions, to forbear making demand upon RVI for payment under this guarantee until the substantial completion of the sale and/or liquidation of Filene’s Basement’s business and assets. There can be no assurance that all of the terms and conditions to the forbearance agreement, some of which are not within the control of RVI, will be satisfied and, in addition, RVI does not currently have forbearance agreements with respect to certain other obligations of Filene’s Basement which RVI has guaranteed.

In addition, in February 2009, Filene’s Basement entered into an amendment to the Revolving Loan. At the same time, RVI entered into a “Last Out” participation agreement with the lenders under the Revolving Loan. The participation agreement required RVI to make an aggregate of $7.5 million available to the lenders. As a result of the acceleration of the Revolving Loan, this amount may be drawn upon by the lenders and RVI would acquire a subordinated right to repayment of any such amount; however, RVI may not recover this amount unless and until all amounts owed to the lenders under the Revolving Loan are repaid in full and certain costs and expenses of National City Business Credit Inc. related to the Revolving Loan are reimbursed. There can be no assurance as to the amount that could be realized from the sale of collateral under the Revolving Loan. As part of the above referenced forbearance agreement, RVI has also agreed to maintain an additional $2.5 million in an account at and controlled by one of the lenders until the lenders have been paid in full. Under certain circumstances, the bank in which such funds are held would have the right to set-off this amount against RVI’s obligations under its guarantee.
RVI has also guaranteed certain other obligations of Filene’s Basement, including obligations to vendors and their factors and under lease agreements and under certain laws, it may have liabilities under certain employee benefit plans. In certain cases, the beneficiaries may seek satisfaction of such obligations from RVI without first seeking to recover from Filene’s Basement directly. Certain creditors of Filene’s Basement have demanded immediate payment and threatened to initiate collection actions against Filene’s Basement for failure to pay certain obligations when due. Certain of Filene’s Basement’s creditors have demanded payment from RVI for certain Filene’s Basement obligations guaranteed by RVI.
Risks relating to RVI’s liquidity are discussed below under “Certain Other Risk Factors Relating to RVI”.
Value City Department Stores filed for bankruptcy protection and closed its remaining stores. Value City owes us approximately $7.3 million as of January 31, 2009 and we may not be able to collect this amount from Value City.
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
As of January 31, 2009, Value City owed RVI and DSW an aggregate of approximately $7.3 million for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, we have not recognized revenue or a receivable related to those services other than a fully reserved receivable of approximately $1.0 million. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Retail Ventures is subject to various risks associated with the Value City bankruptcy proceedings.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. On October 26, 2008 Value City filed for bankruptcy and has discontinued operations. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. There are risks and uncertainties inherent in such events and RVI is unable to predict what claims may be made or the precise effect of the Value City liquidation process on RVI’s operations and financial condition. RVI may also be required to record impairment charges or writeoffs as a result of any bankruptcy proceeding and to incur expenses and liabilities associated with any bankruptcy proceeding. Additionally, the Value City bankruptcy and the publicity surrounding its filing could adversely affect RVI’s and its subsidiaries’ businesses and relationships with employees, customers and suppliers. All of the foregoing circumstances or events could have a material adverse impact on RVI’s financial condition and results of operations.
Certain Other Risk Factors Relating to RVI
Retail Ventures is a holding company and has generally relied on its subsidiaries to make payments on its indebtedness and meet its obligations.
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. Therefore, we rely on the cash flow of our subsidiaries and our cash on hand to meet our obligations, including our obligations under the PIES. The ability of our subsidiaries to distribute to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the credit facilities governing our subsidiaries’ indebtedness, and future indebtedness may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.

On January 23, 2008, we disposed of 81% of our ownership interest in the Value City subsidiary. In addition, in April of 2009 we disposed of all of the outstanding capital stock of Filene’s Basement and certain related entities. As a result, to the extent cash on hand or other forms of capital generating transactions are not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. We do not anticipate DSW funds will be available for obligations at the RVI level. Even though, we could receive cash from DSW in the form of dividends, loans or otherwise. DSW has indicated that it does not intend to pay dividends in the foreseeable future and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of DSW to pay dividends or make loans to us are subject to contractual limitations under certain financing agreements and laws of the state of Ohio in which DSW is organized.
Moreover, DSW will need to absorb certain costs previously paid by Value City and Filene’s Basement. DSW, Filene’s Basement and Value City receive or received shared services from and through RVI, and DSW provides services to RVI and its subsidiaries and to Value City and Filene’s Basement. The costs associated with many of these shared services had been allocated among the entities based upon the percent of an entity’s sales compared to total sales, or, in some cases, a usage based charge, although with the bankruptcy of Value City and the developments with Filene’s Basement that has changed. The disposition of our interest in Value City has had, and the disposition of Filene’s Basement may have, an adverse effect on the ability of DSW and RVI to recover payment for such services.
We could have significant liquidity issues at the RVI level which may require us to issue additional debt or equity or to sell assets, and there can be no assurance that such transactions can be completed on favorable terms or that such transactions would satisfy all of RVI’s liquidity requirements.
As noted above, with the disposition of Filene’s Basement, RVI may seek other sources to provide substantially all of the funds necessary to make payments on our consolidated indebtedness and meet our operating cash flow needs, except to the extent RVI raises additional capital or has cash on hand. DSW, however, has stated that it anticipates that future earnings will be used principally to finance its retail expansion and thus it does not intend to pay cash dividends on its common shares in the foreseeable future. Without cash dividends or distributions of cash from DSW via loans or otherwise, we will need to obtain cash from other resources to satisfy our obligations, particularly any payment obligations arising from RVI’s guarantee of obligations of Filene’s Basement and Value City, expenses and any ongoing operating or other payments. Retail Ventures has begun reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
A sale of equity by RVI to seek to address our significant liquidity issues would dilute existing shareholders, which dilution could be increased by certain anti-dilution protections under existing warrants issued by RVI.
In the event that RVI issues additional RVI Common Shares (other than in a distribution or offering in which all shareholders participate pro rata), such sale would dilute the percentage equity interest of existing shareholders. In addition, certain sales of RVI Common Shares, or securities directly or indirectly convertible into or exchangeable for RVI Common Shares, will trigger provisions in RVI’s outstanding warrants that protect warrant holders against dilution. As described under the heading “Liquidity and Capital Resources”, RVI has issued Term Loan Warrants and Conversion Warrants to Cerberus, Millennium and affiliates of SSC at an initial exercise price of $4.50 per RVI Common Share, and, as part of the disposition of Value City, RVI has issued warrants to VCHI Acquisition Co. at an initial exercise price of $10.00 per RVI Common Share. Under the Term Loan Warrants and the warrant held by VCHI Acquisition Co., if the price per RVI Common Share in certain new issuances by RVI is less than the warrant exercise price, then such warrants require so-called “full ratchet” adjustment to the exercise price for RVI Common Shares and the number of RVI Common Shares issuable upon exercise would increase to preserve the aggregate purchase price. Under the Conversion Warrant held by SSC, if the price per RVI Common Share in certain new issuances is less than the exercise price under the Conversion Warrant, then such warrant requires a weighted average adjustment to the exercise price for RVI Common Shares. If the price per RVI Common Shares in certain new issuances by RVI is also less than fair value (as determined pursuant to the terms of the Conversion Warrant) of RVI Common Shares, then the number of RVI Common Shares issuable upon exercise of the Conversion Warrant would increase in proportion to the decrease in the exercise price resulting from the weighted average adjustment. If one or more of the holders of outstanding warrants determined to exercise for RVI Common Shares following such adjustments, this could result in significant dilution to existing RVI shareholders.
In addition, a sale of equity by RVI to seek to address liquidity needs and the possible exercise of outstanding warrants for RVI Common Shares following anti-dilution adjustments triggered by such sale could increase the likelihood of an ownership change within the meaning of section 382 of the Internal Revenue Code. An ownership change within the meaning of section 382 could limit RVI’s use of its net operating loss carryforwards, as described under the risk factor titled “Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if there is a change in ownership of Retail Ventures.”

We may be unable to quickly monetize our investment in DSW Common Shares.
As of January 31, 2009, Retail Ventures owned DSW Class B Common Shares representing approximately 62.9% of DSW’s outstanding Common Shares and approximately 93.1% of the combined voting power of such shares (of which 11.9% of the outstanding DSW common shares have been pledged in connection with the PIES). DSW Class A Common Shares are listed on the New York Stock Exchange under the symbol “DSW.” Pursuant to an Exchange Agreement between RVI and DSW, DSW Class B Common Shares may be exchanged into DSW Class A Common Shares at Retail Ventures’ option at any time. Absent registration, DSW Common Shares held by Retail Ventures are deemed to be restricted stock, which would limit our ability to liquidate any of such shares if we chose to do so.
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
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if there is a change in ownership of Retail Ventures.
We have significant net operating loss carryforwards, or NOLs, and other income tax attributes available to reduce taxable income in future years. Our ability to utilize our NOLs may be limited by section 382 of the Internal Revenue Code if we undergo an ownership change as a result of changes in the ownership of our outstanding stock. An ownership change occurs if 5% shareholders of an issuer’s stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. Based upon our review of the aggregate change in percentage ownership during the current testing period, we do not believe that we have experienced a change in ownership within the meaning of section 382 to date. However, such a determination is complex and there can be no assurance that the Internal Revenue Service could not successfully challenge our conclusion. Even if we have not undergone an ownership change we may not be able to engage in transactions involving the issuance of stock (such as certain capital raising transactions) without triggering an ownership change within the meaning of section 382. In addition, there are circumstances beyond our control, such as market purchases of our stock by investors who are existing 5% shareholders or become 5% shareholders as a result of such purchase, which could result in an ownership change with respect to our stock. Thus, there can be no assurance that our future actions or future actions by our stockholders will not result in the occurrence of an ownership change, which may limit our use of the NOLs and put us at risk of having to pay cash taxes notwithstanding the existence of sizeable NOLs. See “Settling the PIES with DSW Class A Common Shares may result in a material amount of taxable income to Retail Ventures.”
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

Upon the occurrence of an event of default under our existing credit facilities, the lenders could elect to declare the applicable outstanding indebtedness immediately due and payable and terminate all commitments to extend further credit. In addition, in the cases of certain bankruptcy or insolvency defaults, the outstanding indebtedness would automatically become immediately due and payable upon such a default. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
Our stock price may fluctuate significantly.
The market price of our common shares has fluctuated significantly in the past and may likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:
•	developments related to DSW and fluctuations in the market price of DSW shares;

•	continuing issues relating to Value City and Filene’s Basement;

•	transactions entered into to enhance liquidity at Retail Ventures;

•	quarterly variations in actual or anticipated operating results;

•	changes by securities analysts in estimates regarding Retail Ventures;

•	conditions in the retail industry;

•	the condition of the stock market; and

•	general economic conditions.
SSC and/or its affiliates may compete directly against us.
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to SSC and/or its affiliates and RVI or DSW. SSC is under no obligation to communicate or offer any corporate opportunity to RVI or DSW. In addition, Retail Ventures and SSC and/or its affiliates have the right to engage in similar activities as RVI and DSW, do business with DSW’s suppliers and customers and employ or otherwise engage any of RVI’s or DSW’s officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate acquisitions. Neither SSC nor any of its affiliates are obligated to communicate or offer any corporate opportunity to us or DSW.
Retail Ventures continues to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Retail Ventures. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement (which was amended and restated effective October 29, 2006). Under the terms of the amended and restated shared services agreement, DSW provides Retail Ventures and several of our subsidiaries with key services relating to information technology services, financial and certain other administrative functions. The initial term of the shared services agreement expired at the end of fiscal 2007 and was automatically extended to the end of fiscal 2008 by operation of the contract. Effective March 17, 2008, we entered into a new amendment to the shared services agreement with DSW. Pursuant to the terms of the amended shared services agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, shared benefits administration, payroll, and information technology. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business. The current term of the shared services agreement will expire at the end of fiscal 2009 and will be extended automatically for additional one-year terms unless terminated by one of the parties. We expect some of these services to be provided for longer or shorter periods than the current term. Once the transition periods specified in the shared services agreement have expired and are not renewed, or if DSW does not or is unable to perform its obligations under the shared services agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with third parties. We may be unable to provide these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which would have a material adverse effect on our business, financial condition, cash flow and results of operations.

We are controlled by SSC and its affiliates, whose interests may differ from our other shareholders.
As of January 31, 2009, SSC and its affiliates, in the aggregate, owned approximately 52.3% of the outstanding RVI Common Shares and beneficially owned approximately 60.7% of the outstanding RVI Common Shares (assumes the issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants held by SSC, (ii) 1,731,460 RVI Common Shares issuable upon the exercise of term loan warrants held by Schottenstein RVI, LLC and (iii) 342,709 RVI Common Shares issuable upon the exercise of the term loan warrants held by Schottenstein RVI, LLC). SSC and its affiliates that own RVI Common Shares are privately held entities controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given their ownership interests, SSC and its affiliates will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval, including, the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of SSC and its affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
Some of our directors and officers also serve as directors or officers of DSW, or may have conflicts of interest because they may own DSW Common Shares or options to purchase DSW Common Shares, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW or may own DSW Common Shares or options to purchase DSW Common Shares, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors, Chairman of the Board of Directors of DSW and Chief Executive Officer of DSW; Heywood Wilansky is a director of Retail Ventures and DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Julia A. Davis is our Executive Vice President, General Counsel and Assistant Secretary, and previously served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006; and James A. McGrady is our Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Secretary and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW Common Shares or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.
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
We expect that the market price of the PIES will be influenced by interest and yield rates in the capital markets, the dividend rate, if any, on DSW Class A Common Shares, the time remaining to the maturity of the PIES, our creditworthiness and the occurrence of certain events affecting DSW that do not require an adjustment to the exchange ratio. Fluctuations in interest rates in particular may such arbitrage could, in turn, affect the market prices of the PIES and the DSW Class A Common Shares.
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
The PIES are effectively junior to our other existing and future secured debt to the extent of the value of the assets securing that debt, and effectively subordinate to the debt and other liabilities, including trade payables and preferred stock, if any, of our subsidiaries. Substantially all of our operations are conducted through our DSW subsidiary. We pledged sufficient DSW Common Shares to the collateral agent for the PIES to enable us to satisfy our obligations to deliver DSW Class A Common Shares upon exchange of the PIES, and sufficient DSW Common Shares will continue to be subject to liens and/or contractual obligations to enable us to satisfy our obligations to the warrantholders to deliver DSW Class A Common Shares upon exercise of the warrants. In addition, claims of unsecured creditors of DSW, including trade creditors, and claims of preferred shareholders, if any, of DSW will have priority with respect to the assets and earnings of such subsidiaries over the claims of creditors of Retail Ventures, including holders of the PIES. The PIES, therefore, are effectively subordinated to creditors, including trade creditors, and preferred shareholders, if any, of our subsidiaries.
Even though RVI has disposed of Filene’s Basement, until the Filene’s Basement Revolving Loan is repaid it requires that we obtain the prior consent of our senior lenders before making any payments of cash or other property with respect to the PIES, other than coupon payments, if these payments come from any source other than the collateral pledged with the collateral agent for the PIES. In addition, the Filene’s Basement Revolving Loan prevents us from granting any collateral for the PIES (other than DSW Class B Common Shares required to be pledged under the PIES) without the prior consent of the Filene’s Basement senior lenders. Accordingly, we would need to obtain the consent of such senior lenders to exercise our cash settlement option under the PIES or, in the event of a cash merger, to pay the present value of all future coupon payments, or, in the event of an acceleration (for example, upon certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries), to pay the yield maintenance premium in cash or, if so elected by RVI, in DSW Class A Common Shares. We cannot provide any assurances that such senior lenders will provide any such consent.
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
If we settle the PIES with DSW Class A Common Shares, it may result in a material amount of taxable income to Retail Ventures. We believe that this will not result in a material amount of cash taxes payable by Retail Ventures as a result of net operating loss carryforwards; however, there can be no assurance that the settlement of the PIES would not result in a material amount of cash taxes payable by Retail Ventures. See “Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if there is a change in ownership of Retail Ventures.”

In the event of our bankruptcy, the principal amount of the PIES would not represent a debt claim against us.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. In such event, although the accrued and unpaid coupons and yield maintenance premium would be due and payable in cash (or, at our election and in accordance with the indenture and collateral agreement for the PIES, in DSW Class A Common Shares), the principal amount of the PIES would not represent a debt claim against us. In addition, while the delivery of DSW Class A Common Shares and cash or DSW Class A Common Shares in payment of the accrued and unpaid coupons and yield maintenance premium will occur, to the extent permitted by law, as soon as practicable, there may be a delay, and such delivery will require the consent of the senior lenders under the Filene’s Basement Revolving Loan.
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
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors Relating to DSW” in this Annual Report on Form 10-K as well as factors disclosed under the caption “Risk Factors” in DSW’s 2008 Annual Report on Form 10-K and other periodic reports. The DSW prospectus and periodic reports do not constitute a part of this Annual Report on Form 10-K, nor are they incorporated into any of RVI’s periodic reports by reference.
In the event that we or certain of our subsidiaries commence any proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, we may suffer material adverse effects on our business as a result of the acceleration of our obligations under the PIES.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES. For example, if RVI or a significant subsidiary commences a proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, or fails generally to pay its debts as they become due, our obligations under the PIES will automatically accelerate. In such event, in addition to the PIES becoming due for exchange, the accrued and unpaid coupons and yield maintenance premium (collectively “yield maintenance premium”) would also be due and payable in cash, the amount of which varies depending on when the acceleration occurs, but is currently estimated to be $25.2 million. However, in lieu of paying cash, at our election and in accordance with the indenture and collateral agreement for the PIES, this amount could be payable in additional DSW Class A Common Shares. The number of DSW Class A Common Shares deliverable to holders, in respect of the principal amount of the PIES and, if we were to so elect, the accrued and unpaid coupons and yield maintenance premium, would be calculated based on the volume weighted average market price of the DSW Class A Common Shares during the 10 consecutive trading days prior to the acceleration. PIES holders would bear the entire risk of a decline in the market price of the DSW Class A Common Shares so deliverable. At the market price of DSW Class A Common Shares as of the date hereof, the maximum number of DSW Class A Common Shares deliverable under the indenture in exchange for the principal amount of the PIES would be deliverable. Upon any acceleration of our obligations under the PIES, we would lose the opportunity to benefit from any appreciation in the value of DSW Class A Shares delivered to the holders of the PIES and, if the yield maintenance premium were paid in cash, such payment would materially adversely affect our liquidity. In addition, the payment of the yield maintenance premium, whether in cash or in DSW Class A Common Shares, would require the consent of the senior lenders under the Filene’s Basement Revolving Loan. We cannot provide any assurances that the senior lenders will provide any such consent.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Set forth in the following table are the locations of stores we operated as of January 31, 2009:

		Filene’s
	DSW	Basement	Total
Alabama	2		2
Arizona	6		6
California	32		32
Colorado	8		8
Connecticut	3		3
Delaware	1		1
Florida	22	1	23
Georgia	14	1	15
Illinois	15	4	19
Indiana	7		7
Iowa	1		1
Kansas	2		2
Kentucky	2		2
Louisiana	2		2
Maine	1		1
Maryland	9	5	14
Massachusetts	12	8	20
Michigan	14		14
Minnesota	8		8
Missouri	4		4
Nebraska	2		2
Nevada	3		3
New Hampshire	1		1
New Jersey	10	3	13
New York	18	6	24
North Carolina	6		6
Ohio	14	2	16
Oklahoma	2		2
Oregon	3		3
Pennsylvania	15	2	17
Rhode Island	1		1
Tennessee	4		4
Texas	30		30
Utah	3		3
Virginia	13	1	14
Washington	4		4
Washington D.C.		3	3
Wisconsin	4		4

	298	36	334

We maintain buying offices in Columbus, Ohio and Burlington, Massachusetts, a suburb of Boston. Our principal RVI executive offices are located in a building in Columbus, Ohio leased by DSW.
Filene’s Basement operates one distribution facility in Auburn, Massachusetts. DSW’s primary distribution facility, principal executive office and dsw.com fulfillment center are located in Columbus, Ohio. The lease for DSW’s distribution center and its executive office space expires in December 2021 and has three renewal options with terms of five years each. The lease for the dsw.com fulfillment center has an initial term of ten years with two renewal options with terms of five years each.

The stores and all of the warehouse and distribution, buying and executive office facilities are leased or subleased. The Company has several leasing agreements with SSC and affiliates of SSC. The Company leases or subleases from SSC or its affiliates 22 store locations, DSW’s corporate office, DSW’s primary distribution center, a trailer parking lot and the dsw.com fulfillment center. The remaining stores and warehouses are leased from unrelated entities. Most of the store leases provide for an annual rent based upon a percentage of gross sales, with a specified minimum rent.
In February 2009, Filene’s Basement closed 11 underperforming stores. In April 2009, RVI sold all of the outstanding capital stock of Filene’s Basement and certain related entities.
ITEM 3. LEGAL PROCEEDINGS.
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition, except as set forth in the last three sentences of this paragraph. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition. See “Certain Liquidity Issues of RVI” in Item 7 of this Annual Report on Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our common shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2009, there were 929 holders of record of our common shares.

	High	Low
Fiscal 2007:
First Quarter	$23.30	$19.12
Second Quarter	21.00	11.97
Third Quarter	13.64	7.87
Fourth Quarter	8.49	3.91
Fiscal 2008:
First Quarter	$7.46	$3.77
Second Quarter	5.58	3.29
Third Quarter	5.17	1.35
Fourth Quarter	3.53	0.90
Fiscal 2009:
First Quarter (through March 31, 2009)	$2.98	$1.45
Retail Ventures made no purchases of its common shares during the fourth quarter of the 2008 fiscal year.
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our common shares during fiscal 2009. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. Each of the Company’s credit facilities restricts the payment of dividends by the Company or any affiliate of the borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to the Company by its subsidiaries up to the aggregate amount of $5.0 million less the amount of any loans made to the Company by any subsidiaries. The Company’s credit facilities are more fully explained within the “Liquidity and Capital Resources” discussion in Item 7 of this Annual Report on Form 10-K.
PERFORMANCE GRAPH
The following graph compares the performance of the Company with that of the Standard & Poor’s General Merchandise Stores Index and the Russell 2000 Index, both of which are published indexes. This comparison includes the period beginning January 31, 2004 through January 31, 2009.
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
The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 31, 2004, and that all dividends earned on such investment were reinvested.

Company / Index	31-Jan-04	29-Jan-05	28-Jan-06	03-Feb-07	02-Feb-08	31-Jan-09
RETAIL VENTURES, INC.	$100.00	$110.35	$212.52	$337.06	$118.53	$39.30
RUSSELL 2000	$100.00	$106.75	$129.02	$144.32	$131.84	$81.30
S&P GENERAL MERCHANDISE STORES	$100.00	$119.21	$124.43	$146.36	$132.96	$80.72

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of Retail Ventures, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K. As a result of Filene’s Basement meeting the criteria to be classified as held for sale during fiscal 2008, the results of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are also included in discontinued operations.

	For the Fiscal Year Ended(1)
		February 2,	February 3,	January 28,	January 29,
	January 31, 2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$1,462,944	$1,405,615	$1,279,060	$1,144,061	$961,089
Operating profit before change in fair value of derivative instruments (2)	$42,813	$81,321	$100,714	$70,112	$58,925
Change in fair value of derivative instruments	$85,235	$248,193	$(175,955)	$(144,209)
Operating profit (loss)	$128,048	$329,514	$(75,241)	$(74,097)	$58,925
Income (loss) from continuing operations	$99,220	$241,967	$(122,880)	$(116,216)	$36,747
Loss from discontinued operations	$(48,379)	$(190,525)	$(28,033)	$(67,202)	$(56,195)
Net income (loss)	$50,841	$51,442	$(150,913)	$(183,418)	$(19,448)
Basic earnings (loss) per share from continuing operations	$2.04	$5.02	$(2.73)	$(3.01)	$1.08
Diluted earnings (loss) per share from continuing operations	$2.00	$4.26	$(2.73)	$(3.01)	$0.77
Basic loss per share from discontinued operations	$(0.99)	$(3.96)	$(0.62)	$(1.74)	$(1.65)
Diluted loss per share from discontinued operations	$(0.98)	$(3.35)	$(0.62)	$(1.74)	$(0.96)
Basic earnings (loss) per share	$1.04	$1.07	$(3.35)	$(4.75)	$(0.57)
Diluted earnings (loss) per share	$1.03	$0.91	$(3.35)	$(4.75)	$(0.28)
Total assets	$953,762	$951,966	$1,301,658	$1,175,154	$1,270,227
Working capital	$307,776	$295,862	$274,439	$147,746	$179,767
Current ratio	2.20	1.98	1.45	1.25	1.43
Long-term obligations, continuing operations	$127,576	$135,293	$133,053	$49,678	$55,001
Number of DSW Stores:(3)	298	259	223	199	172
DSW net sales per average gross square foot(4)	$196	$212	$218	$217	$217
DSW comparable store sales change(5)	(5.9)%	(0.8)%	2.5%	5.4%	5.0%

(1)	Fiscal year ended February 3, 2007 consists of 53 weeks. All other years reported consist of 52 weeks.

(2)	The Company believes that the non-cash change in fair value of derivative instruments is not directly related to its retail operations and is therefore providing supplemental adjusted results that exclude this item. This financial measure should facilitate analysis by investors and others who follow the Company’s financial performance.

(3)	Includes all stores operating at the end of the fiscal year.

(4)	Presented in whole dollars and excludes leased departments. Average gross square footage represents the monthly average of square feet for DSW stores only for each period presented and consequently reflects the effect of opening stores in different months throughout the period. Net sales per average gross square foot is the result of dividing net sales for DSW stores only for the period presented, by average gross square footage.

(5)	Comparable DSW stores and comparable leased departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments, as the case may be, are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

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
OVERVIEW
Retail Ventures is a holding company with two operating segments: DSW and Corporate, and one segment classified as held for sale, Filene’s Basement, as of January 31, 2009. DSW is a United States specialty branded footwear retailer operating 298 shoe stores in 37 states as of January 31, 2009. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand-, quality- and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segments.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of January 31, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding Common Shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW.” Retail Ventures accounted for the sale of DSW as a capital transaction.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
Pursuant to an amendment to the existing shared services agreement between Retail Ventures and DSW, Retail Ventures transferred the following shared service departments to DSW during fiscal 2008: finance; internal audit; tax; human resource information systems; and risk management. The employees in these departments were transferred to DSW during fiscal 2008. Due to the disposition of an 81% ownership interest in Value City, the allocation of shared service expenses has had, and will continue to have, an increased expense impact on DSW and Filene’s Basement.
In January 2009, Retail Ventures announced that it was exploring strategic alternatives for Filene’s Basement, and as a result as of January 31, 2009, Filene’s Basement met the criteria set forth within SFAS 144 to be classified as held for sale. The applicable criteria includes the following: management has committed to a plan to sell the asset; the asset is available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and the transfer of the asset is expected to qualify as a complete sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. For reporting purposes, the results of operations are reported in discontinued operations.

On April 21, 2009, we sold all of the outstanding stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Except as otherwise indicated, the description of the Filene’s Basement business in this Annual Report on Form 10-K, including this Item 7, is of the business as operated in the fiscal year ended January 31, 2009.
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
Key Financial Measures
In evaluating the results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business segments. Among our key financial measures are net sales, operating profit, and net income. Non-financial measures that we use in evaluating our performance include number of stores, leased operations, net sales per average gross square foot for our stores and change in comparable store sales. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. For fiscal 2008 and prior years, we considered comparable store sales to be sales at stores that have been in operation for at least 14 months at the beginning of the fiscal year. Comparable store sales are also referred to as “comp-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not necessarily be comparable to similarly titled measures reported by other companies.
The Company’s revenues are generated through sales from existing stores, through sales from new stores, and through sales from dsw.com. In fiscal 2008, DSW opened 41 new stores and closed two stores. For fiscal 2009, DSW plans to open approximately 10 new stores.
Although continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which has resulted in further reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
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
•	Revenue recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, net of returns and exclude sales tax and are not recognized until collectability is reasonably assured. For dsw.com, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. Miscellaneous income is included in selling, general and administrative expenses. We recognized $0.8 million and $0.3 million as miscellaneous income from gift card breakage in fiscal 2008 and fiscal 2007, respectively, excluding discontinued operations. Prior to the fourth quarter of fiscal 2007, we had not recognized any income from gift card breakage.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, markdowns and estimates of losses between physical inventory counts or shrinkage, which, combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost, and the resulting gross profit. If our estimate of shrinkage were to increase or decrease 0.5% as a percentage of net sales, it would result in approximately $1.9 million decrease or increase to operating profit.

•	Investments. DSW determines the appropriate balance sheet classification of its investments at time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, DSW investments are classified as available-for-sale.

DSW’s investments in auction rate securities are recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. DSW’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets. DSW believes that changes in its valuation model would not result in a material change to earnings.

DSW evaluates its investments for impairment and whether an impairment is other-than-temporary. In determining whether an impairment has occurred, DSW reviews information about the underlying investment that is publicly available and assesses its ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), DSW would record a temporary impairment as an unrealized loss in other comprehensive income or an other-than-temporary impairment in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.

•	Asset impairment and long-lived assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying amount of the asset exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted future cash flows. Should an impairment loss be realized, it will be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. During fiscal 2008, 2007 and 2006, we recorded, excluding discontinued operations, impairment losses of $3.3 million, $2.1 million, and $0.8 million, respectively, related to long-lived assets at store operating units. We believe at this time that the carrying values and useful lives of long-lived assets continue to be appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance by approximately $0.1 million. The self-insurance reserves, excluding discontinued operations, were $2.5 million and $2.1 million at the end of fiscal 2008 and 2007, respectively. The decrease in self-insurance reserves was principally associated with the decrease in general liability.

•	Pension. The obligations and related assets of the Filene’s Basement defined benefit retirement plan are included in the operations held for sale at January 31, 2009 and are presented in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 31, 2009, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.3% and long-term rate of return on plan assets of 7.0%. At February 2, 2008, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.0% and long-term rate of return on plan assets of 8.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of January 31, 2009 and February 2, 2008 was $7.3 million and $6.4 million, respectively.

•	Change in fair value of derivative instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

For the fiscal years ended January 31, 2009 and February 2, 2008, the Company recorded a benefit of $35.9 million and $154.6 million, respectively, related to the change in fair value of warrants. For the fiscal years ended January 31, 2009 and February 2, 2008, the Company recorded a benefit of $49.3 million and $93.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. At January 31, 2009, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been less than $0.1 million and would have decreased the fair value of the conversion feature of the PIES by approximately $3.1 million.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2008, a decrease in valuation reserve of $22.6 million for deferred tax assets was recorded. During fiscal 2007, we established an additional valuation reserve of $61.1 million for deferred tax assets.

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
RESULTS OF OPERATIONS
We operate two business segments, DSW and Corporate, and have one segment classified as held for sale, Filene’s Basement. Our DSW segment is a specialty branded footwear retailer. As of January 31, 2009, a total 298 DSW stores were open. The Corporate segment consists of all corporate assets, liabilities and expenses not allocated to the other segments through corporate allocation or shared service arrangements. As of January 31, 2009, Filene’s Basement met the criteria set forth in SFAS 144 to be classified as held for sale. For reporting purposes, the results of the Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of the Value City Operations are also included in discontinued operations.
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. DSW net sales have typically been higher in the first and third quarters, when DSW’s customers’ interest in new seasonal styles increases. Historically, the majority of our sales and operating profit have been generated during the early fall and winter holiday selling seasons for our Filene’s Basement segment.
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal years 2008 and 2007 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-two	Fifty-two	Fifty-three
	Weeks	Weeks	Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	(57.5)	(58.5)	(56.9)

Gross profit	42.5	41.5	43.1
Selling, general and administrative expenses	(39.5)	(35.8)	(35.2)
Change in fair value of derivative instruments	5.8	17.7	(13.8)

Operating profit (loss)	8.8	23.4	(5.9)
Interest expense	(0.9)	(1.0)	(0.6)
Interest income	0.7	1.3	1.0

Interest (expense) income, net	(0.2)	0.3	0.4

Income (loss) from continuing operations before income taxes and minority interest	8.6	23.7	(5.5)
Income tax expense	(1.1)	(5.1)	(2.2)

Income (loss) from continuing operations before minority interest	7.5	18.6	(7.7)
Minority interest	(0.7)	(1.4)	(1.9)

Net income (loss) from continuing operations	6.8%	17.2%	(9.6)%

Fiscal Year Ended January 31, 2009 (“fiscal 2008”) Compared To Fiscal Year Ended February 2, 2008 (“fiscal 2007”)
Sales. DSW sales for fiscal 2008 increased by 4.1% to $1.46 billion from $1.41 billion for fiscal 2007. DSW comparable store sales decreased 5.9% and 0.8% for fiscal 2008 and fiscal 2007, respectively. The increase in net sales included a net increase of 9.4% from new and closed locations and dsw.com, partially offset by a decrease of 5.3% from comparable store sales.
The decrease in comparable sales of 5.9% was primarily a result of the challenging economic environment evidenced by a decrease in customer traffic and units per transaction. For fiscal 2008, DSW stores comparable sales decreased in women’s by 6.0%, men’s by 5.1%, accessories by 7.6%, and the athletic category by 5.4%. Leased department sales comprised 11.2% of DSW segment sales in fiscal 2008, compared to 12.5% in fiscal 2007.
Gross Profit. DSW gross profit increased $37.6 million, or 6.4%, from $583.8 million to $621.4 million. Gross profit, as a percentage of sales, increased to 42.5% compared to 41.5% for the prior year’s period. The gross profit for DSW for fiscal 2008 increased as a percentage of sales compared to fiscal 2007 due to a decrease in markdowns as a result of managing inventory as well as the result of enhancements to the clearance markdown process in the DSW leased departments.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $76.1 million, or 15.1%, from $502.4 million in fiscal 2007 to $578.5 million in fiscal 2008. SG&A expenses, as a percentage of sales, increased to 39.5% compared to 35.8% for the prior year’s period.
The increase in SG&A as a percent of sales was driven by increases in DSW home office expenses, distribution expenses and expenses related to the start-up and operation of dsw.com. DSW home office expenses increased due to increases in personnel and bonus costs, a one-time severance charge related to the fourth quarter headcount reduction, and expenses related to unreimbursed services provided to Value City. The increase in distribution expense was a result of expenses related to our dsw.com fulfillment center, which was not operating in fiscal 2007.
Change in Fair Value of Derivatives. During fiscal 2008 and fiscal 2007, the Company recorded a non-cash benefit of $35.9 million and $154.6 million, respectively, representing the changes in fair value of Conversion Warrants and Term Loan Warrants. During fiscal 2008 and fiscal 2007, $49.3 million and $93.6 million, respectively, was recorded as a benefit from the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.

Operating Profit. The operating profit for fiscal 2008 was $128.0 million compared to $329.5 million in fiscal 2007, a decrease of $201.5 million. The operating profit as a percentage of sales was 8.8% in fiscal 2008 compared to 23.4% in fiscal 2007.
The operating profit for the Corporate segment decreased $163.0 million to an operating profit of $85.2 million in fiscal 2008 from an operating profit of $248.2 million in fiscal 2007, primarily due to the change in fair value of derivative instruments.
The operating profit for DSW was $42.8 million in fiscal 2008 compared to $81.3 million in fiscal 2007 and decreased as a percentage of net sales to 2.9% in fiscal 2008 from 5.8% in fiscal 2007. The decrease in operating profit as a percentage of net sales was primarily due to the increase in SG&A expenses as a percentage of sales.
Interest Expense. Interest expense was $13.6 million in fiscal 2008, a $0.3 million decrease from fiscal 2007. Interest expense included the amortization of debt discount of $2.0 million in both fiscal 2008 and fiscal 2007.
Interest Income. During fiscal 2008, interest income decreased $7.3 million to $11.3 million due to the replacement of DSW’s short-term investments in favor of lower risk money market funds and other investments with lower yields. In addition, the Corporate segment’s interest income decreased as a result of the write-off of the note receivable from Value City during fiscal 2007.
Non-operating Income. Fiscal 2008 non-operating income consisted of a $1.5 million gain related to the repurchase of 200,000 units of PIES, partially offset by a $1.1 million other-than-temporary impairment on investments.
Income Taxes. Fiscal 2008 reflects a 13.4% effective tax rate as compared to a 21.7% fiscal 2007 effective rate. The 2008 and 2007 tax rates reflect the impact of $35.9 million and $154.6 million, respectively, for the change in fair value on the mark to market accounting for the warrants.
Minority Interest. Fiscal 2008 net income decreased $10.0 million compared to $19.9 million in fiscal 2007, to reflect that portion of the income attributable to DSW minority shareholders.
Income from Continuing Operations. The fiscal 2008 income from continuing operations decreased $142.7 million compared to fiscal 2007 and represents 6.8% versus 17.2% of net sales, respectively. Major contributing elements to this decrease are the $163.0 million decrease in the income from the change in the fair value of derivatives and the $7.3 million decrease in interest income, partially offset by the $9.9 decrease in minority interest.
Income (Loss) from Discontinued Operations — Value City Department Stores. The $163.9 million decrease in the loss from discontinued operations is primarily due to $90.0 million of losses on the disposition of the 81% ownership interest in the Value City operations. In addition, during fiscal 2007, Retail Ventures recorded a loss of $60.7 million from Value City operations. During fiscal 2008, Retail Ventures recorded income of $13.2 million related to adjustments to the loss on the disposition of the Value City operations due to Value City payments on guaranteed items, passage of time and the updated valuation of the guarantees.
Loss from Discontinued Operations — Filene’s Basement. The loss from the Filene’s Basement operations increased $21.7 million from $39.9 million in fiscal 2007 to $61.6 million in fiscal 2008. The increase in the loss was primarily due to a decrease in gross profit and an increase in SG&A expenses partially offset by a decrease in income tax expenses. The decrease in gross profit was primarily due to decreases in sales of $44.2 million primarily due to a comparable store sales decrease of 2.6%. The increase in SG&A expenses of $17.7 million was primarily due to impairment charges recorded on long-lived property and equipment assets of $13.3 million during fiscal 2008 compared to $3.5 million during fiscal 2007. Included in the fiscal 2008 impairment charges were $3.2 million of non-cash impairment charges recorded in the fourth quarter related to the impairment of certain fixed assets related to the 11 stores which closed during February 2009. In addition, during fiscal 2008 Filene’s Basement recorded $8.1 million of impairment charges for a tradename and favorable lease asset. The increases in impairment charges of $17.9 million were partially offset by a decrease of $3.6 million in salaries and personnel related expenses. The changes in tax rates from fiscal 2007 to fiscal 2008 is primarily due to increases in valuation allowances of $22.2 million.
Fiscal Year Ended February 2, 2008 (“fiscal 2007”) Compared To Fiscal Year Ended February 3, 2007 (“fiscal 2006”)
Sales. DSW sales for fiscal 2007 increased by 9.9% to $1.41 billion from $1.28 billion for fiscal 2006. DSW comparable store sales decreased 0.8% and increased 2.5% for fiscal 2007 and fiscal 2006, respectively. The increase includes the impact of a net increase of 36 new DSW stores, 12 non-affiliated leased departments and six Filene’s Basement leased departments during fiscal 2007. Leased department sales comprised 12.5% of DSW segment sales in fiscal 2007, compared to 10.2% in fiscal 2006. As compared to fiscal 2006, DSW stores that were new in fiscal 2007 added $66.3 million in sales, which was partially offset by a decrease in sales of $17.1 million from DSW stores that closed in fiscal 2006 and 2007. As compared to fiscal 2006, leased departments that were new in fiscal 2006, primarily the Stein Mart leased departments opened in January 2007, added $44.3 million in sales. Increases in other store classes were offset by decreases due to the impact of the 53rd week as compared to fiscal 2006.

DSW comparable store sales in fiscal 2007 decreased 0.8%, or $8.9 million, compared to the previous fiscal year. Compared with fiscal 2006, DSW comparable store sales for fiscal 2007 decreased in women’s and men’s by 1.0% and 2.1%, respectively, while increasing in athletic and accessories by 1.0% and 4.3%, respectively.
Gross Profit. DSW gross profit increased $33.1 million to $583.8 million in fiscal 2007 from $550.7 million in fiscal 2006, and decreased as a percentage of net sales from 43.1% in fiscal 2006 to 41.5% in fiscal 2007. The increase of approximately $33.1 million in gross profit is attributable to the overall increase in sales. The decrease as a percentage of sales is attributable to increased markdowns partially offset by an increase in initial markup. The increase in markdowns in fiscal 2007 was a result of increased promotional activity as compared to fiscal 2006.
Selling, General and Administrative Expenses. SG&A expenses increased $52.4 million, or 11.6%, from $450.0 million in fiscal 2006 to $502.4 million in fiscal 2007. SG&A expenses, as a percentage of sales, increased to 35.8% compared to 35.2% for the prior year’s period. Total SG&A expense associated with new DSW stores and new leased shoe departments not opened in the prior year, excluding pre-opening costs, was $35.8 million. Pre-opening costs increased approximately $0.3 million for fiscal 2007 compared to fiscal 2006.
The increase in SG&A expenses was a result of increases in home office expenses (excluding bonus expense and dsw.com expenses) of $17.7 million, professional fees of $3.0 million, and $6.0 million of expenses related to the start-up of DSW’s e-commerce channel. The DSW stores and leased departments that opened subsequent to February 3, 2007 added $20.4 million and $1.2 million in SG&A expenses in fiscal 2007, respectively. The increases in SG&A expenses were partially offset by the decrease of bonus expense of $14.4 million and a decrease in marketing expenses as compared to fiscal 2006 due to nonrecurring expenses related to the change in the loyalty program in 2006. In total, the home office increase over the prior year was approximately 0.7% of sales.
Change in Fair Value of Derivatives. During fiscal 2007 and fiscal 2006, the Company recorded a non-cash benefit of $154.6 million and a charge of $124.8 million, respectively, representing the changes in fair value of Conversion Warrants and Term Loan Warrants. During fiscal 2007, $93.6 million was recorded as a benefit from the change in the fair value of the conversion feature of the PIES. During fiscal 2006, $51.1 million was recorded as a charge from the change in the fair value of the conversion feature of the PIES from the date of issuance to February 3, 2007. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
Operating Profit (Loss). The operating profit for 2007 was $329.5 million compared to an operating loss of $75.2 million in 2006, an improvement of $404.7 million. The operating profit as a percentage of sales was 23.4% in 2007 compared to an operating loss as a percentage of sales of 5.9% in 2006.
The operating profit for the Corporate segment increased $424.2 million to an operating profit of $248.2 million in fiscal 2007 from an operating loss of $176.0 million in fiscal 2006, primarily due to the increase of $279.4 million between the benefit of $154.6 million versus the non-cash charge of $124.8 million for fiscal 2007 and 2006, respectively, which represents the changes in fair value of the Conversion Warrants and Term Loan Warrants. The improvement also reflects the increase of $144.7 million between the benefit of $93.6 million for fiscal 2007 versus and a charge of $51.1 million recorded for fiscal 2006 related to the change in the fair value of the conversion feature of the PIES.
Operating profit for DSW was $81.3 million in fiscal 2007, compared to $100.7 million in fiscal 2006, and decreased as a percentage of net sales from 7.9% in fiscal 2006 to 5.8% in fiscal 2007. As a percent of sales, the decrease in operating profit was primarily due to the result of a decrease in gross profit.
Interest Expense. Interest expense was $13.9 million in fiscal 2007, a $5.4 million increase from fiscal 2006. Interest expense included the amortization of debt discount of $2.0 million and $0.9 million fiscal 2007 and 2006, respectively. The increase is primarily due to the increase of $96.3 million in average borrowings during fiscal 2007.
Interest Income. During fiscal 2007, interest income rose $5.5 million to $18.6 million primarily due to the issuance of $25.0 million of notes by Retail Ventures to Filene’s Basement in fiscal 2007, as well as investments held by the DSW segment and an overall increase in cash and cash equivalents.
Income Taxes. Fiscal 2007 reflects a 21.7% effective tax rate as compared to a negative 39.8% fiscal 2006 effective rate. The 2007 tax rate of 21.7% reflects the impact of $154.6 million for the change in fair value on the mark to market accounting for the warrants, which are not tax deductible, and an increase in the valuation allowance provided for federal and state deferred tax assets of $61.1 million.
Minority Interest. Fiscal 2007 net income decreased $19.9 million compared to $24.2 million in fiscal 2006, to reflect that portion of the income attributable to DSW minority shareholders.

Income (Loss) from Continuing Operations. The fiscal 2007 income from continuing operations improved $364.9 million compared to fiscal 2006 and represents 17.2% versus a negative 9.6% of net sales, respectively. Major contributing elements to this improvement are the $424.1 million increase in fair value of derivatives and the $5.5 million increase in interest income, offset by the $4.3 million decrease in minority interest.
Income (Loss) from Discontinued Operations — Value City. The $128.4 million increase in the loss from the Value City discontinued operations is primarily due to the $90.0 million loss on the disposition of the 81% ownership interest in the Value City operations recorded by Retail Ventures. The $90.0 million loss was due to the recording of $26.6 million of guarantees and the balance was related to the write-off of the investment in the discontinued operations and the transfer of its assets.
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
Loss from Discontinued Operations — Filene’s Basement. The $34.1 million increase in the loss from the Filene’s Basement operations from $5.8 million in fiscal 2006 to $39.9 million in fiscal 2007 is primarily due to the increase in SG&A expense of $25.8 million to $185.1 million in fiscal 2007 from $159.3 million in fiscal 2006. Personnel expense, occupancy expense and other operating expenses each increased $2.0 million, $19.3 million and $4.5 million, respectively. The occupancy expenses associated with new Filene’s Basement stores opened in fiscal 2007, excluding pre-opening costs was $14.2 million. Pre-opening expense increased $1.0 million to $3.7 million in fiscal 2007 from $2.7 million in fiscal 2006. Included in SG&A expenses for the 2007 fiscal year are the closed store costs for the Downtown Crossing Boston location which increased $1.8 million from fiscal 2006.
In addition, included in the increase in the loss from the Filene’s Basement operations was an increase in the income tax expense of $16.4 million from a benefit of $2.2 million in fiscal 2006 to an expense of $14.2 million in fiscal 2007. The increase in the income tax expense was primarily due to an increase in the valuation allowance provided for federal and state deferred tax assets of $23.8 million.
Inflation and Deflation
The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation or deflation because of the nature of the estimates required, management believes that the effect of inflation or deflation, if any, on the results of operations and financial condition has been minor; however, there can be no assurance that the business will not be affected by inflation or deflation in the future.
Liquidity and Capital Resources
Retail Ventures has begun reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
Our primary ongoing cash requirements are for debt service plus seasonal and new store inventory purchases, capital expenditures in connection with store expansion, improving our information systems, the development of dsw.com, the remodeling of existing stores and infrastructure growth. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. For DSW, their working capital and inventory levels typically build seasonally. DSW believes that they have sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from DSW operations, together with its current levels of cash and equivalents and short-term investments, as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Except as noted, the following discussion is based upon the consolidated liquidity position of RVI. See below under “Certain Liquidity Issues of RVI”.
Net working capital was $307.8 million and $295.9 million at January 31, 2009 and February 2, 2008, respectively. Current ratios at those dates were 2.2 and 2.0 respectively.

Operating Activities
Net cash provided by operating activities from continuing operations totaled $94.0 million and $67.3 million in fiscal 2008 and fiscal 2007, respectively. The fiscal 2008 increase of $26.7 million in net cash provided by operating activities is primarily due to (i) a $163.0 million increase from the non-cash change in the fair value of derivative instruments, (ii) a $53.4 million increase from the change in working capital assets and liabilities partially offset by (iii) the $142.7 million decrease in income from continuing operations and the $52.6 million decrease from the change in deferred income taxes and other noncurrent liabilities.
Net cash provided by operating activities from continuing operations totaled $67.3 million and $100.5 million in fiscal 2007 and 2006, respectively. The fiscal 2007 decrease of $33.2 million in net cash provided by operating activities is primarily due to the (i) $424.1 million decrease in the non cash change in the fair value of derivatives, (ii) $32.2 million decrease from the change in accrued expenses partially offset by (iii) $364.8 million increase in the fiscal 2007 net income from continuing operations and (iv) $65.0 million increase from the change in deferred income taxes and other noncurrent liabilities.
Investing Activities
For fiscal 2008, cash used in investing activities from continuing operations was $101.6 million compared to $82.2 million for fiscal 2007. During the year ended January 31, 2009, $207.6 million of cash was used to purchase available-for-sale and held-to-maturity securities while $185.6 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2008, we had capital expenditures of $78.6 million and payments on capital expenditures of $80.0 million, including amounts accrued during fiscal 2007. Of the fiscal 2008 capital expenditures, we incurred $53.8 million for new stores and remodels of existing stores, $11.9 million related to the warehouses, $5.0 million related to dsw.com and $7.9 million related to information technology equipment upgrades and new systems, excluding dsw.com.
For fiscal 2007, cash used in investing activities from continuing operations was $82.2 million compared to $141.2 million for fiscal 2006. During the year ended February 2, 2008, $209.9 million of cash was used to purchase available-for-sale securities while $226.0 million of cash was generated by the sale of available-for-sale securities. During fiscal 2007, we had capital expenditures of $101.8 million, of which $98.3 million was paid during fiscal 2007. Of this amount, we incurred $45.7 million for new stores and remodels of existing stores, $15.1 million related to the corporate office expansion and warehouses, $26.3 million related to the start up of dsw.com and $14.7 million related to information technology equipment upgrades and new systems, excluding dsw.com. Cash used for capital expenditures was $42.5 million for fiscal 2006. In fiscal 2006, costs were primarily related to new stores, DSW’s additional home office space, DSW store remodels and fixtures for the additional Stein Mart leased department locations.
DSW expects to spend approximately $35 million for capital expenditures in fiscal 2009. DSW’s future investments will depend heavily on the number of stores they open and remodel, infrastructure and information technology programs that they undertake and the timing of these expenditures. In fiscal 2008, DSW opened 41 new stores. DSW plans to open approximately 10 stores in fiscal 2009. During fiscal 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
Although continued expansion could place increased demands on our financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that our anticipated growth plan will have an unfavorable impact on our operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which has resulted in further reductions in customer traffic and comparable store sales in our existing stores with the resultant increase in inventory levels and markdowns. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Financing Activities
During fiscal 2008, cash used in financing activities by continuing operations was $5.4 million compared to $18.9 million in fiscal 2007. During fiscal 2008, the cash used for financing activities was primarily due to the $5.6 million cash used to repurchase a portion of the outstanding PIES. During fiscal 2007, the cash used for financing activities was due to the issuance of $25.0 million of intercompany notes from Retail Ventures to Filene’s Basement, partially offset by the proceeds of $6.0 million from the exercise of conversion warrants.

The Company is not subject to any financial covenants; however, the Filene’s Basement Revolving Loan, DSW Revolving Loan, Non-Convertible Loan and PIES, sometimes referred to as the “Credit Facilities” contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.
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
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At January 31, 2009, Filene’s Basement was in an over loan position of negative $7.8 million under Revolving Loan with no availability. At February 2, 2008, $27.0 million was available under the Filene’s Basement Revolving Loan. At January 31, 2009 and February 2, 2008, direct borrowings aggregated $39.6 million and $22.5 million, respectively. Letters of credit of $2.9 million and $3.4 million, respectively, were issued and outstanding at January 31, 2009 and February 2, 2008. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable.
In February 2009, Filene’s Basement entered into an amendment to the Filene’s Basement Revolving Loan. At the same time, RVI entered into a “Last Out” participation agreement with the lenders under the Filene’s Basement Revolving Loan. The participation agreement required RVI to make an aggregate of $7.5 million available to the lenders to be used to, among other things, fund overadvances beyond the applicable borrowing base provided under the Filene’s Basement Revolving Loan. As a result of the acceleration of the Revolving Loan, this amount may be drawn upon by the lenders and RVI would acquire a subordinated right to repayment of any such amount; however, RVI may not recover this amount unless and until all amounts owed to the lenders under the Filene’s Basement Revolving Loan are repaid in full and certain costs and expenses of National City Business Credit Inc. related to the Filene’s Basement Revolving Loan are reimbursed.
Although the Filene’s Basement Revolving Loan has been accelerated, and all amounts thereunder are due and payable by RVI as a result of its guaranty of the obligations under the Revolving Loan, the Revolving Loan lenders have agreed to forbear from making demand on RVI under such guarantee until the substantial completion of the sale and/or liquidation of Filene’s Basement’s business and assets, subject to certain terms and conditions. There can be no assurance that these terms and conditions (some of which are outside of the control of Retail Ventures) will be met.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has a $150 million secured revolving credit facility that expires July 5, 2010. Under the DSW Revolving Loan, DSW and its subsidiaries are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. In addition, the DSW revolving loan contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. At January 31,

2009 and February 2, 2008, $132.3 million and $134.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At January 31, 2009 and February 2, 2009, $17.7 million and $15.7 million, respectively, in letters of credit were issued and outstanding.
DSW is currently seeking a new secured revolving credit facility as DSW’s current credit facility will expire on July 5, 2010. Based upon the current credit markets, the terms of the new credit facility may be materially different from DSW’s current facility.
Term Loans — Related Parties
The principal balances of the $100 million Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with one of the Term Loans. The Term Loan Warrants are exercisable at any time prior to June 11, 2012. In September 2002, Back Bay bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model. The related debt discount was amortized into interest expense over the life of the debt.
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
$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
On July 5, 2005, the Company entered into an amended and restated $50.0 million senior non-convertible loan facility, held equally by Cerberus and SSC, under which Value City was the borrower and RVI and certain of its wholly-owned subsidiaries were co-guarantors. Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-Convertible Loan (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures Common Shares.
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
During fiscal 2008 and fiscal 2007, the Company recorded a benefit related to the change in fair value of the conversion feature of the PIES of $49.3 million and $93.6 million, respectively. As of January 31, 2009, the fair value asset recorded for the conversion feature of the PIES was $77.8 million.
During fiscal 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a $1.5 million gain on the repurchase, which is included in non-operating income on the statements of operations.

Auction Rate Securities
As of January 31, 2009, $4.3 million, net of a $0.7 million unrealized loss and $1.1 million other-than-temporary impairments, of DSW’s $102.7 million in total investments was invested in auction rate securities. Due to auction failures limiting the liquidity of DSW’s investments, DSW has presented $1.3 million, net of $1.1 million other-than-temporary impairments, of its investment in auction rate securities as long-term investments as of January 31, 2009. DSW believes that the current lack of liquidity and the other-than-temporary impairment charges relating to its auction rate securities will have no impact on its ability to fund the ongoing operations and growth initiatives.
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction.
As of January 31, 2009 and February 2, 2008, RVI had recorded liabilities of $12.9 million and $26.6 million, respectively, for the guarantees of Value City commitments. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. Filene’s Basement is experiencing material operational and liquidity difficulties which may materially impact its ability to operate.
As of the transaction date for the sale of Filene’s Basement, RVI estimates an amount of $42.5 million for the guarantees of Filene’s Basement commitments, including but not limited to $13.8 million of outstanding borrowings against the Filene’s Basement Revolving Loan; $6.6 million of payments to factors for inventory purchases made prior to the disposition date; $12.6 million under lease obligations; and $9.5 million under certain laws related to certain employee benefit plans.
Liquidity Relating to the Filene’s Basement Downtown Crossing Boston Store
With respect to the temporary cessation of operations at the Downtown Crossing Boston Filene’s Basement store, the landlord had been making payments to Filene’s Basement while the premises are being renovated. The payments ceased during the fourth quarter of fiscal 2008 and Filene’s Basement cannot predict if, or when, the landlord will resume making payments.
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

The following table provides aggregated information about known contractual obligations and other long-term liabilities as of January 31, 2009 (in thousands):

	Payments due by Period
						No
		Less Than	1 - 3	3 - 5	More Than	Expiration
Contractual Obligations(6)	Total	1 Year	Years	Years	5 Years	Date
Continuing Operations:
Long—term debt	$134,000	$250	$133,750
Interest payments on long—term debt(1)	24,381	8,875	15,506
Operating lease obligations (2)	1,024,985	135,614	258,216	$223,548	$407,607
Construction commitments — DSW(3)	893	893
Other (4)	2,996	1,602	1,394
FIN 48 (5)	2,354				2,354

Total continuing operations	$1,189,609	$147,234	$408,866	$223,548	$409,961

Held for sale operations (7)	$366,706	$83,747	$74,441	$61,927	$146,591

Total	$1,556,315	$230,981	$483,307	$285,475	$556,552

(1)	Projected interest payments are for the PIES and Non-Convertible Loan and are based on the outstanding principal amount at January 31, 2009 and interest rate per the agreement.

(2)	Many operating leases require us, as part of the lease, to pay for common area maintenance, real estate taxes and contingent rents. These costs vary year by year and are based almost entirely on actual costs incurred by the landlord and as such are not included in the lease obligations presented above.

(3)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 31, 2009.

(4)	Other contractual obligations include purchase commitments, guarantees and indemnifications. Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

(5)	The amount of FIN 48 obligations as of January 31, 2009, is $2.4 million, including approximately $1.1 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The balance of the uncertain tax benefits are included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(6)	Deferred taxes, minority interest, payments on RVI restricted stock units and payments related to pension plans are not included in this table.

(7)	Projected interest payments for the Filene’s Basement Revolving Loan are based on the outstanding principal amount at January 31, 2009 and interest rate per the agreement.
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
At January 31, 2009, the Company has outstanding $133.8 million of PIES, $39.6 million of direct borrowings under the Filene’s Basement Revolving Loan and $0.25 million under the assumed Non-Convertible Loan. At February 2, 2008, the Company had outstanding $143.8 million of PIES, $22.5 million of direct borrowings under the Filene’s Basement Revolving Loan and $0.25 million under the assumed Non-Convertible Loan.
The Company had outstanding letters of credit on the DSW Revolving Loan of $17.7 million and $15.7 million at January 31, 2009 and February 2, 2008, respectively. The Company had outstanding letters of credit on the Filene’s Basement Revolving Loan of $2.9 million and $3.4 million at January 31, 2009 and February 2, 2008, respectively. If certain conditions are not met under these letter of credit arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payment outside of the terms set forth in these arrangements.

During the current year, DSW has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated approximately $0.9 million at January 31, 2009. In addition, DSW has signed 14 lease agreements for new store locations opening in fiscal 2009 and fiscal 2010 with annual aggregate rent of $4.2 million and average terms of approximately 10 years. Associated with the new lease agreements, we will receive approximately $5.8 million of tenant improvement allowances which will offset future capital expenditures.
We operate substantially all our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. See Note 6 to Consolidated Financial Statements for the minimum payments due under operating or capital leases.
Additional information regarding our financial commitments as of January 31, 2009 is provided in Notes 7 and 13 to Consolidated Financial Statements.
Certain Liquidity Issues of RVI
Except as otherwise noted, the above discussion relates to the consolidated financial position of RVI. However, RVI is a holding company and has no net sales on a standalone basis and DSW has indicated that it does not intend to declare dividends for the foreseeable future. RVI also does not have any credit facilities under which it can borrow funds. RVI has continuing cash obligations in connection with its operations, including the coupon on the PIES. In addition, as indicated above, RVI has guaranteed certain obligations of Filene’s Basement and Value City. Value City filed for bankruptcy on October 26, 2008.
Retail Ventures has begun reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
Recent Accounting Pronouncements
Recent accounting pronouncements and their impact on Retail Ventures are disclosed in Note 1 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of January 31, 2009, as that term is described by the SEC.
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
Investments
Our cash and equivalents have maturities of 90 days or less. DSW’s investments in auction rate securities have variable interest rates that typically come up for auction every 91 to 182 days. DSW also has investments in tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper, and certificates of deposit. Tax exempt commercial paper and certificates of deposit mature every 28 to 91 days. DSW’s other types of short-term investments generally have interest reset dates of every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher interest investments.
DSW has $14.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million.

As of January 31, 2009, DSW’s long-term investments, $1.3 million, net of $1.1 million other-than-temporary impairments, were in auction rate securities. Due to auction failures limiting the liquidity of these investments, DSW has presented investments in auction rate securities that have undergone a failed auction as long-term investments as of January 31, 2009. In fiscal 2008, DSW believes that certain auction rate securities have undergone an other-than-temporary impairment of $1.1 million, and DSW also recorded a temporary impairment of $0.7 million related to another auction rate security. Although DSW has impaired certain auction rate securities, DSW expects to continue to earn interest at the prevailing rates on their auction rate securities.
Secured Revolving Credit Facilities
We are exposed to interest rate risk primarily through our borrowings under the $100 million Filene’s Basement Revolving Loan and the $150 million DSW Revolving Loan. At January 31, 2009, direct borrowings on the Filene’s Basement Revolving Loan was $39.6 million and an additional $2.9 million of letters of credit were outstanding against this credit facility. A hypothetical 100 basis point increase in interest rates on Filene’s Basement’s variable rate debt outstanding for the year ended January 31, 2009, net of income taxes, would have had an approximate $0.2 million impact on our financial position, liquidity and results of operations. At January 31, 2009, DSW had no direct borrowings under its credit facility and had $17.7 million of letters of credit outstanding. Because DSW has no outstanding debt, DSW does not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on its financial position.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (the “VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares (subject to adjustment) at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. Upon exercise of the VCHI Warrants, Retail Ventures will deliver the shares via net-share or physical settlement at the election of the warrant holder.
As of January 31, 2009, the VCHI Warrants did not qualify as derivative instruments as defined under SFAS No. 133. The warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of February 2, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.5 years; expected volatility of 58.4% and an expected dividend yield of 0.0%.
Term Loan Warrants and Conversion Warrants
For derivatives that are not designated as hedges under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
During fiscal 2008, the Company recorded a benefit related to the change in the fair value of the Conversion Warrants and Term Loan Warrants of $35.9 million. As of January 31, 2009, the aggregate fair value liability recorded relating to both the Term Loan Warrants and Conversion Warrants is $6.3 million. The $1.8 million value ascribed to the Conversion Warrants was estimated as of January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.3%; expected life of 0.4 years; expected volatility of 114.3%; and an expected dividend yield of 0.0%. The $4.5 million value ascribed to the Term Loan Warrants was estimated as of January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.3%; expected life of 3.4 years; expected volatility of 95.9% and an expected dividend yield of 0.0%. As the Conversion Warrants and Term Loan Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of such warrants will not result in a cash outlay by the Company. At January 31, 2009, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been less than $0.1 million.
Conversion Feature of PIES
During fiscal 2008, the Company recorded a benefit related to the change in fair value of the conversion feature of the PIES of $49.3 million. As of January 31, 2009, the fair value asset recorded for the conversion feature was $77.8 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 3.0%; expected life of 2.6 years; expected volatility of 58.0%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES. At January 31, 2009, if the estimated discount rate were to have increased by 1%, the fair value of the conversion feature of the PIES would have decreased by approximately $3.1 million.

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
Management assessed the effectiveness of the Company’s internal control system as of January 31, 2009. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 31, 2009.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering the Company’s internal control over financial reporting, as stated in its report which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. RVI has guaranteed all of Filene’s Basement’s obligations under that secured credit agreement which had a balance of $13.8 million as of the date of disposition of Filene’s Basement by RVI. As previously disclosed, RVI had an arrangement with the lenders under the Filene’s Basement’s Revolving Loan pursuant to which RVI has agreed to acquire a $7.5 million Last Out Participation in that secured credit agreement, which is included in the loan balance referred to above.
In connection with the disposition of Filene’s Basement and related transactions, RVI and Filene’s Basement obtained consent from the lenders under the Filene’s Basement Revolving Loan. In that consent, although the Filene’s Basement Revolving Loan has been accelerated, and all amounts thereunder are due and payable by RVI as a result of its guaranty, the Revolving Credit Lenders agreed to forbear from making demand on RVI under such guaranty until the substantial completion of the sale and/or liquidation of Filene’s Basement’s business and assets, subject to certain terms and conditions. As part of the agreement, RVI has reaffirmed its existing guaranty of the Filene’s Basement Revolving Loan, provided that the aggregate principal amount of the guaranteed debt will not be increased following the commencement of any Filene’s Basement bankruptcy case, except to the extent the increase arises as a result of a drawing on an existing letter of credit under the facility or the incurrence of any costs of collection. In addition, RVI has paid a consent fee of $0.1 million to the Revolving Credit Lenders and has agreed to maintain an additional $2.5 million in an account at and controlled by one of the lenders until the lenders have been paid in full. Under certain circumstances, the bank in which such funds are held would have the right to set-off this amount against RVI’s obligations under its guaranty. There can be no assurance that all of the terms and conditions to the Consent Agreement with the lenders, some of which are not within the control of RVI, will be satisfied.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 9, 2009, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the information required by this Item.
NYSE Certification
Mr. McGrady, Chief Executive Officer, Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company, has issued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and applicable SEC regulations with respect to this Annual Report on Form 10-K. The full text of the certifications are set forth in Exhibits 31 and 32 to this Annual Report on Form 10-K.
Mr. Wilansky, former Chief Executive Officer and President of the Company, submitted his annual certification to the New York Stock Exchange (“NYSE”) on June 5, 2008, stating that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.
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

The following table sets forth certain information as of January 31, 2009 about the Company’s existing equity compensation plans and arrangements. The information includes the number of common shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of common shares remaining available for future grants, excluding the common shares to be issued upon exercise of outstanding options, warrants and other rights.

Number of securities
	Number of securities to be		remaining available for issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,642,450	$6.82	5,575,493	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,642,450	$6.82	5,575,493

(1)	Equity compensation plans approved by shareholders include the 1991 Plan and the 2000 Plan.

(2)	The number of common shares remaining available for issuance under the 2000 Plan includes the common shares underlying outstanding SARs included in column (a) as such SARs do not reduce the number of available common shares unless and until the Company elects to exercise the Option Price Protection Provision and settle the SARs in common shares. No further common shares may be granted under the 1991 Plan, excluding the common shares to be issued upon exercise of outstanding options, warrants and other rights.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION- CORPORATE GOVERNANCE PRINCIPLES.” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Page in
Form 10-K
15(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at January 31, 2009 and February 2, 2008	F-3
Consolidated Statements of Operations for the years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-5
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-6
Consolidated Statements of Cash Flows for the years ended January 31, 2009, February 2, 2008 and February 3, 2007	F-8
Notes to Consolidated Financial Statements	F-9
15(a)(2) Consolidated Financial Statement Schedules:
Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.
While the Company did not file Schedule II, there are immaterial reserves related to a lower of cost or market inventory valuation and allowance for doubtful accounts.
15(a)(3) and (b) Exhibits:
See Index to Exhibits which begins on page E-1.
15(c) Additional Financial Statement Schedules:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL VENTURES, INC.
April 29, 2009	By:	/s/ James A. McGrady
James A. McGrady, Executive Vice President, Chief
Executive Officer, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board of Directors	April 29, 2009
Jay L. Schottenstein

/s/ James A. McGrady	Executive Vice President, Chief Executive Officer, Chief Financial Officer,	April 29, 2009
James A. McGrady	Treasurer and Secretary (Principal Financial and Accounting Officer)

*	Director	April 29, 2009
Henry L. Aaron

*	Director	April 29_, 2009
Ari Deshe

*	Director	April 29, 2009
Jon P. Diamond

*	Director	April 29, 2009
Elizabeth M. Eveillard

*	Director	April 29, 2009
Lawrence J. Ring

*	Director	April 29, 2009
Harvey L. Sonnenberg

*	Director	April 29, 2009
James L. Weisman

*	Director	April 29, 2009
Heywood Wilansky

*By:	/s/ James A. McGrady
James A. McGrady (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company discontinued the Value City segment of its operations in January 2008, when it disposed of an 81% ownership interest in its Value City Operation to VCHI Acquisition Co. on January 23, 2008. The loss on the sale and operating results prior to the sale of the Value City Segment are included in loss from discontinued operations in the accompanying consolidated financial statements. The Company also determined that the Filene’s Basement segment met the criteria set forth in Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets to be classified as held for sale as of January 31, 2009. As discussed in Note 18 to the consolidated financial statements, the Company disposed of its interest in Filene’s Basement on April 21, 2009. The operating results of the Filene’s Basement segment are included in loss from discontinued operations in the accompanying consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009 of the Company and our report dated April 28, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the presentation of the Company’s discontinued operations.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
April 28, 2009

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 31, 2009 and February 2, 2008
(in thousands, except share amounts)

	January 31,	February 2,
	2009	2008

ASSETS
Cash and equivalents	$94,308	$107,260
Restricted cash	261	257
Short-term investments, net	101,404	70,005
Accounts receivable, net	7,142	12,126
Accounts receivable from related parties	332	2,246
Inventories	244,008	262,037
Prepaid expenses and other current assets	27,249	25,843
Deferred income taxes	22,243	20,421
Current assets held for sale	66,678	98,414

Total current assets	563,625	598,609

Property and equipment, at cost:
Furniture, fixtures and equipment	233,616	205,313
Leasehold improvements	158,294	132,448

	391,910	337,761
Accumulated depreciation and amortization	(155,555)	(135,763)

Property and equipment, net	236,355	201,998

Goodwill	25,899	25,899
Long-term investments, net	1,266	12,500
Tradenames and other intangibles, net	3,668	4,522
Conversion feature of long-term debt	77,761	30,848
Deferred income taxes	805
Other assets	5,590	8,592
Non current assets held for sale	38,793	68,998

Total assets	$953,762	$951,966

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
January 31, 2009 and February 2, 2008
(in thousands, except share amounts)

	January 31,	February 2,
	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$93,088	$116,242
Accounts payable to related parties	3,125	1,433
Accrued expenses:
Compensation	12,632	5,424
Taxes	14,857	18,635
Gift cards and merchandise credits	15,491	14,231
Guarantees from discontinued operations	2,909	17,477
Other	31,175	34,714
Warrant liability	2,360	936
Warrant liability-related parties	3,932	41,277
Current maturities of long-term debt	250
Current liabilities held for sale	76,030	52,378

Total current liabilities	255,849	302,747

Long-term obligations	127,576	135,293
Other noncurrent liabilities	109,290	101,885
Deferred income taxes	29,806	23,155
Noncurrent liabilities held for sale	36,055	55,614

Minority interest	172,572	160,349

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,691,280 and 48,623,430 outstanding, respectively	306,868	305,254
Accumulated deficit	(76,930)	(130,577)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants	124	124
Accumulated other comprehensive loss	(655)
Accumulated other comprehensive loss held for sale	(6,734)	(1,819)

Total shareholders’ equity	222,614	172,923

Total liabilities and shareholders’ equity	$953,762	$951,966

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 2009, February 2, 2008 and February 3, 2007
(in thousands, except per share amounts)

	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	$1,462,944	$1,405,615	$1,279,060
Cost of sales	(841,593)	(821,847)	(728,361)

Gross profit	621,351	583,768	550,699
Selling, general and administrative expenses	(578,538)	(502,447)	(449,985)
Change in fair value of derivative instruments	55,226	96,276	(53,012)
Change in fair value of derivative instruments- related parties	30,009	151,917	(122,943)

Operating profit (loss)	128,048	329,514	(75,241)
Interest expense	(13,603)	(13,896)	(8,487)
Interest income	11,269	18,631	13,101

Interest (expense) income, net	(2,334)	4,735	4,614
Non-operating income	352

Income (loss) from continuing operations before income taxes and minority interest	126,066	334,249	(70,627)
Income tax expense	(16,886)	(72,403)	(28,087)

Income (loss) from continuing operations before minority interest	109,180	261,846	(98,714)
Minority interest	(9,960)	(19,879)	(24,166)

Income (loss) from continuing operations	99,220	241,967	(122,880)
Income (loss) from discontinued operations, net of tax — Value City	13,223	(150,662)	(22,271)
Loss from discontinued operations, net of tax — Filene’s Basement	(61,602)	(39,863)	(5,762)

Total loss from discontinued operations, net of tax	(48,379)	(190,525)	(28,033)

Net income (loss)	$50,841	$51,442	$(150,913)

Basic earnings (loss) per share from continuing operations	$2.04	$5.02	$(2.73)
Diluted earnings (loss) per share from continuing operations	$2.00	$4.26	$(2.73)
Basic loss per share from discontinued operations	$(0.99)	$(3.96)	$(0.62)
Diluted loss per share from discontinued operations	$(0.98)	$(3.35)	$(0.62)
Basic earnings (loss) per share	$1.04	$1.07	$(3.35)
Diluted earnings (loss) per share	$1.03	$0.91	$(3.35)

Basic shares	48,669	48,165	45,088
Diluted shares	49,526	56,794	45,088
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 31, 2009, February 2, 2008 and February 3, 2007
(in thousands)

									Total
	Number of Shares					Retained			Accumulated
		Common				Earnings	Deferred		Other
	Common	Shares in	Common			(Accumulated	Compensation	Treasury	Comprehensive
	Shares	Treasury	Shares	Warrants		Deficit)	Expense	Shares	Loss	Total

Balance, January 28, 2006	39,865	8	$159,617	$		$(36,082)	$(1)	$(59)	$(6,929)	$116,546

Loss from continuing operations						(122,880)				(122,880)
Loss from discontinued operations						(28,033)				(28,033)
Change in minimum pension liability, net of income tax expense of $44									500	500
Change in minimum pension liability, net of income tax expense of $109, discontinued operations									692	692

Total comprehensive loss										(149,721)

Capital transactions of subsidiary						2,534				2,534
Stock based compensation expense, before related tax effects			634							634
Exercise of stock options	406		2,934							2,934
Exercise of warrants	7,000		110,317							110,317
Deferred income tax adjustment			3,189							3,189
Reclassification of unamortized deferred compensation			(1)				1
Adjustment to initially apply FASB Statement No. 158, net of tax expense of $1,543									2,403	2,403
Adjustment to initially apply FASB Statement No. 158, net of tax expense of $1,787, discontinued operations									2,784	2,784

Balance, February 3, 2007	47,271	8	$276,690	$		$(184,461)	$	$(59)	$(550)	$91,620

Income from continuing operations						241,967				241,967
Loss from discontinued operations						(190,525)				(190,525)
Change in minimum pension liability, net of income tax expense of $1,004									(1,269)	(1,269)

Total comprehensive income										50,173

Capital transactions of subsidiary						3,083				3,083
Cumulative effect of FIN 48 adoption for discontinued operations						(641)				(641)
Reclassification of stock appreciation rights			1,934							1,934
Stock based compensation expense, before related tax effects			947							947
Exercise of stock options	19		71							71
Exercise of warrants	1,333		25,612							25,612
Issuance of warrants					124					124

Balance, February 2, 2008	48,623	8	$305,254		$124	$(130,577)	$	$(59)	$(1,819)	$172,923

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended January 31, 2009, February 2, 2008 and February 3, 2007
(in thousands)

								Total
	Number of Shares				Retained			Accumulated
		Common			Earnings	Deferred		Other
	Common	Shares in	Common		(Accumulated	Compensation	Treasury	Comprehensive
	Shares	Treasury	Shares	Warrants	Deficit)	Expense	Shares	Loss	Total

Balance, February 2, 2008	48,623	8	$305,254	$124	$(130,577)	$	$(59)	$(1,819)	$172,923

Income from continuing operations					99,220				99,220
Loss from discontinued operations					(48,379)				(48,379)
Change in minimum pension liability								(2,245)	(2,245)
Valuation allowance on pension deferred tax asset								(2,670)	(2,670)
Unrealized loss on available-for-sale securities								(655)	(655)

Total comprehensive income									45,271

Capital transactions of subsidiary					2,806				2,806
Stock based compensation expense, before related tax effects			1,407						1,407
Exercise of stock options	68		207						207

Balance, January 31, 2009	48,691	8	$306,868	$124	$(76,930)	$	$(59)	$(7,389)	$222,614

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 31, 2009, February 2, 2008 and February 3, 2007
(in thousands)

	January 31,	February 2,	February 3,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$50,841	$51,442	$(150,913)
Less: Loss from discontinued operations, net of tax	48,379	190,525	28,033

Income (loss) before discontinued operations	99,220	241,967	(122,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	3,369	3,339	1,666
Stock based compensation expense	1,407	947	634
Capital transactions of subsidiary	2,806	3,083	2,534
Depreciation and amortization	38,466	28,298	23,790
Change in fair value of derivative instruments (($30,009), ($151,917) and $122,943 - related party)	(85,235)	(248,193)	175,955
Gain on the repurchase of the Premium Income Exchangeable Securities	(1,486)
Deferred income taxes and other noncurrent liabilities	(6,263)	46,379	(18,585)
Impairment charges on long-lived assets	3,339	2,081	832
Loss on disposal of assets	2,235	261	809
Other-than-temporary impairment charges on long-term investments, net	1,134
Minority interest in consolidated subsidiary	9,960	19,879	24,166
Other	2,263	(185)	1,866
Change in working capital, assets and liabilities:
Accounts receivable	6,314	(5,624)	(3,492)
Inventories	18,029	(24,300)	(21,039)
Prepaid expenses and other assets	(53)	(3,606)	(8,726)
Accounts payable	(17,566)	16,419	30,795
Proceeds from lease incentives	16,106	14,002	7,490
Accrued expenses	1	(27,469)	4,713

Net cash provided by operating activities from continuing operations	94,046	67,278	100,528
Net cash (used in) provided by operating activities from discontinued operations	(13,984)	21,897	(3,548)
Cash flows from investing activities:
Cash paid for property and equipment	(79,651)	(98,335)	(42,533)
Purchases of available-for-sale investments	(205,558)	(209,855)	(188,250)
Purchases of held-to-maturity investments	(2,000)
Maturities and sales of available-for-sale investments	183,604	226,000	89,600
Maturities and sales of held-to-maturity investments	2,000
Acquisition of tradename		(21)

Net cash used in investing activities from continuing operations	(101,605)	(82,211)	(141,183)
Net cash used in investing activities from discontinued operations	(4,014)	(17,731)	(23,532)
Cash flows from financing activities:
Payments on notes to discontinued operations		(25,000)	(111,678)
Proceeds from issuance of Premium Income Exchangeable Securities			143,750
Repurchase of Premium Income Exchangeable Securities	(5,600)
Debt issuance costs			(6,156)
Proceeds from exercise of warrants		6,000	31,500
Proceeds from exercise of stock options	207	71	2,934

Net cash (used in) provided by financing activities from continuing operations	(5,393)	(18,929)	60,350
Net cash provided by (used in) financing activities from discontinued operations	17,083	(17,574)	28,875
Net (decrease) increase in cash and equivalents from continuing operations	$(12,952)	$(33,862)	$19,695
Cash and equivalents from continuing operations, beginning of year	107,260	141,122	121,427

Cash and equivalents from continuing operations, end of year	$94,308	$107,260	$141,122
Net (decrease) increase in cash and equivalents from discontinued operations	$(915)	$(13,408)	$1,795
Cash and equivalents from discontinued operations, beginning of year	5,691	19,099	17,304
Cash and equivalents from discontinued operations, end of year	$4,776	$5,691	$19,099
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange under the ticker symbol “RVI”. The Company operates three segments in the United States of America (“United States”) including one segment classified as held for sale as of January 31, 2009. Filene’s Basement, Inc. (“Filene’s Basement”) is an off-price retailer and DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments. As of January 31, 2009, there were 298 DSW stores located throughout the United States and 36 Filene’s Basement stores located in major metropolitan areas in the northeast and midwest. DSW also supplies shoes, under supply arrangements, for 341 locations for other non-related retailers in the United States.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 31, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding Common Shares and approximately 93.1% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $90.0 million on the transaction. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
In January 2009, Retail Ventures announced that it was exploring strategic alternatives for Filene’s Basement, and as a result, as of January 31, 2009, Filene’s Basement met the criteria set forth in Financial Accounting Standards Board (“FASB”) Statement No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to be classified as held for sale. The applicable criteria includes the following: management has committed to a plan to sell the asset; the asset is available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and the transfer of the asset is expected to qualify as a complete sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
See Note 18 for a discussion of the subsequent events regarding the Filene’s Basement operations.
Principles of Consolidation
The consolidated financial statements include the accounts of Retail Ventures, its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. As a result of Filene’s Basement meeting the criteria set forth in SFAS 144 to be classified as held for sale on January 31, 2009, the results of the Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of Value City’s operations are included in discontinued operations. See Note 2 to the Consolidated Financial Statements for a discussion of the held for sale and discontinued operations.

Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. Fiscal years 2008 and 2007 consisted of 52 weeks and fiscal year 2006 consisted of 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets, establishing reserves for insurance, calculating retirement benefits and derivative valuations. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Cash and Equivalents
Cash and equivalents represent cash, highly liquid investments with original maturities of three months or less at the date of purchase and credit card receivables which generally settle within three days. The carrying amounts approximate fair value.
Investments
Investments, which include tax exempt bonds, tax advantaged bonds, variable rate demand notes, auction rate securities, tax exempt commercial paper and certificates of deposit, are classified as available-for-sale securities. All income generated from these investments is recorded as interest income.
The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2008, the Company recognized other-than-temporary impairments of $1.1 million in non-operating expense and recorded a temporary impairment of $0.7 million in other comprehensive income. The Company did not recognize any impairment on investments during fiscal 2007 or 2006. Please see Note 5 for additional discussion of the Company’s investments.
Accounts Receivable
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
Concentration of Vendor Risk
During fiscal years 2008, 2007, and 2006, merchandise supplied to DSW by three key vendors accounted for approximately 20%, 21%, and 22% of net sales, respectively. During fiscal 2008 and fiscal 2007, merchandise supplied to the Filene’s Basement segment by three key vendors accounted for approximately 10.1% and 12.4%, respectively, of Filene’s Basement’s net sales.
Allowance for Doubtful Accounts
We monitor exposure for credit losses and record related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. The allowance for doubtful accounts, excluding discontinued operations, was $1.2 million and $0.4 million at January 31, 2009 and February 2, 2008, respectively.

Inventories
Merchandise inventories are stated at the realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.
Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns and estimates of losses between physical inventory counts, or shrinkage, which, combined with the averaging process within the retail inventory method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.
Pre-Opening Expenses
Pre-opening costs associated with the opening of new stores are expensed as incurred for stores opened during the fiscal year and those under construction and to be opened in future fiscal years. Pre-opening costs expensed related to DSW were $6.2 million, $6.3 million and $7.2 million for fiscal 2008, 2007 and 2006, respectively. The Company opened 41, 37, and 29 DSW stores in fiscal 2008, 2007 and 2006, respectively
Property and Equipment
Depreciation and amortization are recognized principally on the straight line method in amounts adequate to amortize costs over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives (10 years) or initial lease term. The estimated useful lives of furniture, fixtures and equipment are three to ten years.
Asset Impairment and Long-Lived Assets
The Company must periodically evaluate the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company’s review is conducted at the lowest identifiable level of cash flows which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. The impairment loss is included in selling, general and administrative expense. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. Impairment charges, excluding discontinued operations, were $3.3 million, $2.1 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively, and were recorded within the DSW segment.
Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. Goodwill is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.
Management evaluates the fair value of the reporting unit using market based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge. Failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in the stock price of the reporting unit could result in goodwill impairment charges. Significant judgment is required to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the reporting unit. The Company did not record any goodwill impairments in fiscal 2008, 2007 or 2006.
Tradenames and Other Intangible Assets
Tradenames and other intangible assets are comprised of values assigned to names and leases the Company acquired. During each of fiscal 2008 and fiscal 2007, the Company wrote-off a tradename in its entirety. In addition, during fiscal 2008, the Company wrote-off one favorable lease in its entirety. The impact of these write-offs is included in discontinued operations in the statement of operations.

The tradenames and other intangible assets included in continuing operations as of January 31, 2009 and February 2, 2008 are as follows:

	January 31,	February 2,
	2009	2008
	(Dollars in thousands)
Not subject to amortization
Domain names	$21	$21

Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,138)	(8,287)

Subtotal	$3,612	$4,463
Useful life	15 years	15 years

Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(105)	(102)

Subtotal	$35	$38
Useful life	14 years	14 years

Tradenames and other intangible assets, net	$3,668	$4,522
Aggregate amortization expense for fiscal 2008 and each of the five succeeding years is as follows:

Fiscal Year	(in thousands)
2008	$854
2009	$854
2010	$854
2011	$854
2012	$854
2013	$216
Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. Although the Company does not anticipate the amounts ultimately paid will differ significantly from the estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. The self-insurance reserves, excluding discontinued operations, were $2.5 million and $2.1 million at the end of fiscal 2008 and 2007, respectively.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts included in the other noncurrent liabilities caption, excluding discontinued operations, were $33.5 million and $30.6 million, at January 31, 2009 and February 2, 2008, respectively.
Construction and Tenant Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. These allowances are included in the other non-current liabilities caption, excluding discontinued operations, were $63.7 million and $58.8 million, at January 31, 2009 and February 2, 2008, respectively.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss was $7.4 million and $1.8 million at January 31, 2009 and February 2, 2008, respectively, and includes the Filene’s Basement minimum pension liability and the unrealized loss on available-for-sale securities. As of January 31, 2009, the Company believes it is more likely than not that it would not be able to utilize any resulting deferred tax assets and recorded a full valuation allowance against the resulting deferred tax assets. For the year ended January 31, 2009 and February 2, 2008, the comprehensive income was $45.3 million and $50.2 million, respectively.
Sales and Revenue Recognition
Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods. The Company believes that a one day change in this estimate would not materially impact revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.
Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, it was determined that there was enough historical data to recognize income from gift card breakage. The Company, excluding discontinued operations, recognized $0.8 million and $0.3 million as miscellaneous income from gift card breakage in fiscal 2008 and fiscal 2007, respectively.
Customer Loyalty Program
DSW maintains a customer loyalty program for the DSW stores in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, members receive certificates for these discounts which must be redeemed within six months. During the third quarter of fiscal 2006 DSW re-launched its loyalty program, which included changing: the name from “Reward Your Style” to “DSW Rewards”, the points threshold to receive a certificate and the certificate amounts. The changes were designed to improve customer awareness, customer loyalty and DSW’s ability to communicate with its customers. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of January 31, 2009 and February 2, 2008 was $7.3 million and $6.4 million, respectively.
Derivative Financial Instruments
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under SFAS 133, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of January 31, 2009 or February 2, 2008. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
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

Earnings Per Share
Basic earnings (loss) per share is based on net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding stock options, stock appreciation rights and warrants, calculated using the treasury stock method. See Note 9 for a detailed discussion of earnings per share.
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
Legal Proceedings and Claims
The Company is involved in various legal proceedings that are incidental to the conduct of its business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated.
Income Taxes
Income taxes are accounted for using the asset and liability method as required by SFAS 109, Accounting for Income Taxes (“FAS 109”). The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, the tax expense, assets and liabilities could be different. During fiscal 2008, a decrease in valuation reserve of $22.6 million for deferred tax assets was recorded. During fiscal 2007, an additional valuation reserve of $61.1 million was established for deferred tax assets.
Sale of subsidiary stock
Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
Recent Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement was effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Refer to Note 8, Fair Value Measurements for additional information regarding the fair value measurement of the Company’s investment portfolio.
In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  We have not applied the provisions of FAS 157 to the Company’s non-financial assets and non-financial liabilities in accordance with FSP No. 157-2.   The Company does not expect the adoption of FAS 157 for non-financial assets and liabilities to have a material impact on its financial position and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 when the market for a financial asset is not active, specifically regarding consideration of management’s internal assumptions in measuring fair value when observable data are not present, how observable market information from an inactive market should be taken into account, and the use of broker quotes or pricing services in assessing the relevance of observable and unobservable data. This FSP was effective immediately. The Company considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values of its investment portfolio as of January 31, 2009. Refer to Note 8 for additional information regarding the fair value measurement of the Company’s investment portfolio.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement allows entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard in fiscal 2008 had no impact on Retail Venture’s financial position or results of operations. Retail Ventures has not currently elected the fair value provisions for any assets or liabilities, but Retail Ventures may elect to measure certain assets and liabilities using the fair value option in the future.
In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations, (“SFAS 141R”), FAS 141R establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. Adoption of SFAS 141R will not impact the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The impact of the adoption of this statement will result in enhanced disclosures regarding the minority interests of DSW as well as some presentation changes of minority interests within the balance sheets, statements of operations and statements of changes in shareholders’ equity.
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
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 will result in the redesignation and reclassification of the VCHI Warrants from Equity to Liability within the balance sheets. In addition, the VCHI Warrants will be marked to market as of the date of the adoption of EITF No. 07-5 and thereafter.
In November 2008, the FASB issued EITF Issue 08-8 Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). This Issue is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF No. 08-8 supersedes EITF No. 00-6 and amends EITF 00-19 such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. The instruments should be evaluated using EITF No. 07-5 and other applicable guidance to determine the classification of the instrument. Due to the complex nature of this accounting pronouncement, the Company is still evaluating the impact the adoption of EITF No. 08-8 may have on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS142-3, Determination of the Useful Life of Intangible Assets, (“FSP SFAS 142-3”). FSP SFAS 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. The guidance within FSP SFAS 142-3 should be prospectively applied to intangible assets acquired after the effective date. The disclosure requirements of FSP SFAS 142-3 should be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP SFAS 142-3 will not have any impact on the consolidated financial statements.
In May 2008, the FASB issued FSP APB14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that may be settled in cash (including partial cash settlement) unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP APB 14-1 requires that the convertible debt instrument is separated into a liability-classified component and an equity-classified component in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have any impact on the consolidated financial statements.
In June 2008, the FASB issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in SFAS No. 128, Earnings Per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be applied retrospectively in accordance with the FSP. The adoption of FSP EITF No. 03-6-1 will not have any impact on the consolidated financial statements.
In November 2008, the Securities and Exchange Commission (“SEC”) released a proposed roadmap regarding the potential mandatory adoption of International Financial Reporting Standards (“IFRS”). Under the proposed roadmap, the Company, as an accelerated filer, may be required to prepare financial statements in accordance with IFRS as early as 2015. In 2011, the SEC will decide on the mandatory adoption of IFRS. The Company is currently investigating the implications should it be required to adopt IFRS in the future.
2. DISCONTINUED OPERATIONS AND HELD FOR SALE OPERATIONS
Value City
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. Retail Ventures received no net cash proceeds from the sale and paid a fee of $500,000 to the purchaser.
Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $76.8 million as of January 31, 2009, including a reduction in the loss of $13.2 million recognized in the year ended January 31, 2009. The fiscal 2008 reduction of the loss consisted primarily of revaluations of the liabilities for the guarantees recorded by Retail Ventures partially offset by additional expenses relating to the transaction. As of January 31, 2009, Retail Ventures is still providing Value City with limited transaction services.
The fiscal 2007 loss from discontinued operations – Value City of $150.7 million is comprised of $60.7 million of after-tax net loss for the Value City operations through January 22, 2008 and $90.0 million for the loss on the sale of the Value City operations. The after-tax loss as of February 2, 2008 of $90.0 million was comprised of $26.6 million for the recording of guarantees, $35.1 million for the write off of a note receivable from Value City to RVI and related accrued interest, $13.8 million for the write off of receivables from Value City to RVI, $10.6 million for the write-off of RVI’s remaining investment in the discontinued operations, $3.8 million related to the transfer of assets and $0.1 million for the issuance of warrants to VCHI.
See Note 13 for additional discussion regarding the guarantees.

The following table presents the significant components of the loss from discontinued operations attributed to Value City:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(in thousands)
Net sales		$1,172,687	$1,361,125

Loss before income taxes		$(60,653)	$(33,514)
Income tax benefit			11,243
Income (Loss) on disposal	$13,223	(90,009)

Income (Loss) from discontinued operations, net of tax - Value City	$13,223	$(150,662)	$(22,271)

Filene’s Basement
In January 2009, Retail Ventures announced that it was exploring strategic alternatives for Filene’s Basement, and as a result, as of January 31, 2009, Filene’s Basement met the criteria set forth in SFAS 144 to be classified as held for sale. The applicable criteria includes the following: management has committed to a plan to sell the asset; the asset is available for immediate sale; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and the transfer of the asset is expected to qualify as a complete sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
On August 16, 2006, Filene’s Basement entered into a Promissory Note with Retail Ventures for $27.6 million, due August 16, 2013. In addition, on January 3, 2008, Filene’s Basement entered into a Promissory Note with Retail Ventures for $25.0 million, due February 1, 2013. The interest on each note between Filene’s Basement and Retail Ventures accrues at 13% per annum. These notes were eliminated in the consolidated financial statements as of January 31, 2009.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
		(in thousands)
Net sales	$422,099	$466,289	$427,473

Loss before income taxes	$(62,003)	$(25,658)	$(7,977)
Income tax benefit (expense)	401	(14,205)	2,215

Loss from discontinued operations, net of tax - Filene’s Basement	$(61,602)	$(39,863)	$(5,762)

The following table presents the financial classification of assets and liabilities of Filene’s Basement reflected as held for sale in the Consolidated Balance Sheets (in thousands):

	January 31,	February 2,
	2009	2008

Cash	$4,776	$5,691
Accounts receivable, net	1,670	2,248
Inventories	58,384	77,283
Prepaid expenses and other	1,848	5,388
Deferred Income Taxes		7,804

Total current assets	66,678	98,414

Property and equipment, net	33,590	52,662
Tradenames and intangibles, net	4,255	15,405
Other non current assets	948	931

Total non current assets	38,793	68,998

Total assets	$105,471	$167,412

Accounts payable, net	$18,805	$34,657
Accrued expenses	17,642	17,721
Revolving credit facility	39,583

Total current liabilities	76,030	52,378

Long-term obligations, net of current maturities		22,500
Other non current liabilities	36,055	26,613
Deferred income taxes		6,501

Total non current liabilities	36,055	55,614

Total liabilities	$112,085	$107,992

As of January 31, 2009 and February 2, 2008, Filene’s Basement had other comprehensive loss of $6.7 million and $1.8 million, respectively related to the minimum pension liability.
3. RELATED PARTY TRANSACTIONS
The Company purchases merchandise from affiliates of Schottenstein Stores Corporation (“SSC’’). As of January 31, 2009, SSC and its affiliates, in the aggregate, owned approximately 52.3% of the outstanding RVI Common Shares and beneficially owned approximately 60.7% (assumes the issuance of (i) 8,333,333 RVI Common Shares issuable upon the exercise of conversion warrants held by SSC, (ii) 1,731,460 RVI Common Shares issuable upon the exercise of term loan warrants held by Schottenstein RVI, LLC and (iii) 342,709 RVI Common Shares issuable upon the exercise of the term loan warrants held by Schottenstein RVI, LLC. The amount of purchases from SSC and its affiliates, excluding discontinued operations, was $0.1 million in fiscal 2008. There were no purchases made from SSC and its affiliates in fiscal 2007 or fiscal 2006.
The Company also leases certain store and warehouse locations owned by SSC and its affiliates.
Accounts receivable from and payable to SSC and its affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC. Settlement of affiliate receivables and payables are in the form of cash. These transactions settle normally in 30 to 60 days. The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The costs of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. SSC provides certain real estate services to the Company for which the Company expensed $0.2 million in fiscal 2007. In fiscal 2007, SSC also assisted in the closing of the Filene’s Basement Downtown Crossing Boston store, resulting in expense to the Company of $0.7 million, which is included in the loss from discontinued operations.
See Notes 6, 7 and 12 to the consolidated financial statements for additional related party disclosures.

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
During fiscal 2008, fiscal 2007 and fiscal 2006, included in income from continuing operations is stock based compensation expense of approximately $5.9 million, $5.1 million and $3.9 million, which includes approximately $4.5 million, $4.2 million and $3.4 million, respectively, of expenses recorded by DSW. In fiscal 2008, the impact of SFAS 123R on the Company’s basic and diluted earnings per share was a negative $0.05. In both fiscal 2007 and fiscal 2006, the impact of SFAS 123R on the Company’s basic and diluted earnings per share was a negative $0.04.
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

The weighted-average grant date fair value of options granted in fiscal 2008, 2007 and 2006 was $1.52 per share, $8.00 per share and $9.18 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Assumptions:
Risk-free interest rate	2.2%	4.4%	4.6%
Expected volatility of Retail Ventures Common Shares	66.5%	56.1%	62.5%
Expected option term	5.0 years	5.0 years	4.8 years
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes the Company’s stock options for fiscal 2008, including the related Weighted Average Exercise Prices (“WAEP”), Weighted Average Remaining Contract Life (“WARCL”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model (shares and aggregate intrinsic value in thousands):

Fiscal Year Ended January 31, 2009	Shares	WAEP

Outstanding beginning of year	1,312	$5.97
Granted	250	$2.89
Exercised	(68)	$3.05
Canceled	(247)	$7.95

Outstanding end of year	1,247	$5.13
Options exercisable end of year	1,045	$5.74
Shares available for additional grants	5,575

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Fiscal Year Ended January 31, 2009	Shares	WAEP	GDFV	Contract Life	Value

Options outstanding	1,247	$5.13	$3.10	4 years	$331
Options vested or expected to vest	1,232	$5.17	$3.13	4 years	$315
Options exercisable	1,045	$5.74	$3.49	3 years	$119
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. Total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $0.2 million, $0.3 million and $3.5 million, respectively.
As of the end of fiscal 2008, the total compensation cost related to nonvested options not yet recognized was $0.2 million with a weighted average expense recognition period remaining of 1.7 years. The total fair value of options that vested during fiscal 2008, 2007 and 2006 was $0.5 million, $0.6 million and $ 1.9 million, respectively.
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

During fiscal 2007, the Compensation Committee of the Board of Directors determined to settle all future exercises of SARs granted under the 2000 Stock Incentive Plan in the form of common shares, except as prohibited by the individual’s award agreement. As a result of this change, $1.9 million was reclassified from noncurrent liabilities to equity on the balance sheet, including $0.9 million accrued by the discontinued operations.
SARs generally vest ratably over five years although some of the more recent grants vest over a three year period with 50% vesting at the end of the third year. The exercise price is equal to the fair market value on the date of the grant. SARs compensation costs of $1.1 million, negative $2.8 million and $6.3 million were recorded in continuing operations during fiscal 2008, fiscal 2007 and fiscal 2006, respectively, relating to SARs. Included in the SARs expense for fiscal 2006 are expenses relating to the accelerated vesting of some performance based SARs. During fiscal 2007 and fiscal 2006 approximately $0.2 million and $4.3 million, respectively, was paid to settle exercised SARs by continuing operations. Compensation costs of $0.2 million and $3.1 million was recorded by the discontinued operations in fiscal 2007 and fiscal 2006, respectively. During fiscal 2007 and fiscal 2006, the discontinued operations paid $0.2 million and $2.1 million, respectively, to settle exercised SARs.
The following table summarizes the Company’s SARs for the year ended January 31, 2009 (shares in thousands):

Fiscal Year Ended January 31, 2009	Shares	WAEP

Outstanding beginning of year	725	$11.66
Granted
Exercised
Canceled	(330)	$11.04

Outstanding end of year	395	$12.18

Exercisable end of year	251	$9.41
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
Total compensation expense costs recognized from continuing operations related to the restricted stock units in fiscal 2008, fiscal 2007 and fiscal 2006 was less than $0.1 million, negative $0.5 million and $1.6 million, respectively. The amount of restricted stock units attributable to continuing operations accrued at January 31, 2009 and February 2, 2008 was less than $0.1 million and $0.1 million, respectively. The Company paid $0.1 million, $0.7 million and $1.5 million to settle vested restricted stock units in fiscal 2008, fiscal 2007 and fiscal 2006 respectively from continuing operations.
The discontinued operations recorded compensation expense related to the restricted stock units in fiscal 2008, fiscal 2007 and fiscal 2006 of less than $0.1 million, negative $0.4 million and $1.2 million, respectively. The amount of restricted stock units accrued by discontinued operations at February 2, 2008 was $0.1 million. The discontinued operations paid $0.1 million, $0.5 million and $1.0 million to settle vested restricted stock units in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.
The following table summarizes the Company’s outstanding restricted stock units for fiscal 2008 and 2007 (units in thousands):

	January 31,	February 2,
	2009	2008

Outstanding beginning of year	57	170
Granted		47
Exercised/Vested	(35)	(160)
Forfeited	(10)

Outstanding end of year	12	57

Restricted Shares
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions generally expiring over three years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of January 31, 2009, the Company had 50,000 restricted common shares outstanding, which were all attributed to the discontinued operations. As of February 2, 2008, the Company had no outstanding restricted common shares outstanding.
DSW Stock Compensation Plan
The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options, restricted stock units to management and director stock units, key employees of the Company and affiliates, consultants as defined, and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.
Stock Options
Forfeitures of options are estimated at the grant date based on historical rates of RVI’s stock option activity and reduce the compensation expense recognized. The expected term of options granted is derived from historical data of RVI’s stock options due to the limited historical data on DSW stock activity. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the five year expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s credit facility.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Assumptions:
Risk-free interest rate	2.7%	4.5%	4.6%
Expected volatility of Retail Ventures Common Shares	48.5%	39.4%	39.9%
Expected option term	4.9 years	5.0 years	4.8 years
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of each DSW option granted in fiscal years 2008, 2007 and 2006 was $5.77, $17.27 and $13.01, respectively. As of January 31, 2009, the total compensation cost related to nonvested options not yet recognized was approximately $10.1 million, with a weighted average expense recognition period remaining of 3.5 years. The following tables summarize DSW’s stock options, including the related per share Weighted Average Exercise Prices (“WAEP”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model. (shares and intrinsic value in thousands):

Fiscal Year Ended January 31, 2009	Shares	WAEP

Outstanding beginning of year	1,520	$28.65
Granted	1,112	$12.87
Exercised	(1)	$12.92
Canceled	(506)	$21.85

Outstanding end of year	2,125	$22.04
Options exercisable end of year	533	$24.77
Shares available for additional grants	2,102

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Fiscal Year Ended January 31, 2009	Shares	WAEP	GDFV	Contract Life	Value

Options outstanding	2,125	$22.04	$9.47	8 years	$124
Options vested or expected to vest	2,007	$22.10	$9.49	8 years	$115
Options exercisable	533	$24.77	$10.56	7 years	$0
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during the years ended February 2, 2008 and February 3, 2007 was $0.2 million and $0.5 million, respectively. The amount was immaterial for fiscal 2008. The total fair value of options that vested during the years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $3.6 million, $2.0 million and $1.6 million, respectively.
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units was $2.3 million, $3.0 million and $5.5 million for fiscal 2008, 2007 and 2006, respectively. As of January 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was $2.0 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all restricted stock units is zero.
The following table summarizes DSW’s restricted stock units for the periods presented (shares in thousands):

	Fiscal Year Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
	Units	GDFV	Units	GDFV	Units	GDFV

Outstanding beginning of year	151	$23.92	135	$22.03	131	$20.46
Granted	158	$12.61	29	$28.69	23	$30.91
Exercised/Vested	(8)	$26.61	(10)	$24.85	(10)	$24.85
Forfeited	(75)	$19.08	(3)	$27.96	(9)	$19.00

Outstanding end of year	226	$17.51	151	$23.92	135	$22.03
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the years ended January 31, 2009, February 2, 2008 and February 3, 2007, DSW granted 45,265, 10,398 and 10,525 director stock units, respectively, and expensed $0.6 million, $0.3 million and $0.3 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such director’s compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 31, 2009, 83,201 director stock units had been issued and no director stock units had been settled.

5. INVESTMENTS
DSW determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale.
DSW’s short-term investments at January 31, 2009 and February 2, 2008 include tax exempt bonds, tax advantaged bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and auction rate securities. Tax exempt commercial paper and certificates of deposit mature every 28 to 91 days. Excluding the auction rate securities, the other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of the bonds, tax exempt commercial paper and variable rate demand notes, DSW has the ability to quickly liquidate these securities. As a result, DSW has classified these securities as available for sale.
There are two auction rate securities classified as short term investments. One auction rate security will not undergo auction until November 2009 and was reclassified from long term investments to short term investments in fiscal 2008. DSW recorded a temporary impairment of $0.7 million related to this security. DSW believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes that it has the ability to hold the security until it can recover in value. This belief is based on the strong credit ratings of the underlying issuer. The second auction rate security included in short-term investments experienced a call at par subsequent to year end and there was no unrealized loss recorded related to this security.
The long-term investments balance at both January 31, 2009 and February 2, 2008 includes auction rate securities that failed at auction subsequent to February 2, 2008 and are presented as long-term as it is unknown if DSW will be able to liquidate these securities within one year. As a result, for fiscal 2008, DSW recorded other-than-temporary impairments of approximately $1.1 million related to these auction rate securities. DSW believes the impairments are other-than-temporary due to current economic conditions, the financial condition and future business prospects of the underlying issuer and the duration of the impairments.
The following table discloses the major categories of DSW’s investments as of January 31, 2009 and February 2, 2008:

	Short-term Investments, net		Long-term Investments, net
	Fiscal Year Ended		Fiscal Year Ended
	January 31,	February 2,	January 31,	February 2,
	2009	2008	2009	2008
		(in thousands)
Available for sale:
Tax exempt bonds	$64,829
Tax advantaged bonds	1,000
Variable rate demand notes	16,580	$44,505
Tax exempt commercial paper	2,000
Certificates of deposit	14,000
Auction rate securities	3,650	25,500	$2,400	$12,500
Other-than-temporary impairment included in earnings			(1,134)
Unrealized losses included in accumulated other	(655)

Total available for sale investments	$101,404	$70,005	$1,266	$12,500

6. LEASES
The Company leases stores and warehouses under various arrangements with related and unrelated parties. Such leases expire through 2024 and in most cases provide for renewal options. Generally, the Company is required to pay real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. There were no capital leases outstanding during fiscal 2008 or 2007 in continuing operations.

Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 31, 2009 are as follows (in thousands):

	Continuing Operations
		Unrelated	Related	Filene’s
Fiscal Year	Total	Party	Party	Basement

2009	$135,614	$123,321	$12,293	$39,062
2010	132,853	120,128	12,725	37,692
2011	125,363	112,508	12,855	35,976
2012	116,013	102,907	13,106	31,514
2013	107,535	94,995	12,540	30,412
Future Years	407,607	333,261	74,346	146,591

Total minimum lease payments	$1,024,985	$887,120	$137,865	$321,247
The composition of rental expense was as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Continuing operations:
Minimum rentals:
Unrelated parties	$103,382	$92,396	$82,536
Related parties	11,178	10,561	8,796
Contingent rentals:
Unrelated parties	28,261	25,391	17,721
Related parties	11,967

Total continuing operations	$154,788	$128,348	$109,053
Filene’s Basement	36,940	35,369	27,748

Total	$191,728	$163,717	$136,801

Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2008 and 2007, the balance of deferred rent, excluding discontinued operations, was $33.5 million and $30.6 million, respectively, and is included in other noncurrent liabilities. Certain store and warehouse leases provided landlord incentives totaling $63.7 million and $58.8 million in fiscal 2008 and 2007, respectively. These incentives are recorded as other noncurrent liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.
7. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Continuing Operations:
Credit facilities:
Senior Loan Agreement — related parties	$250	$250
Premium Income Exchangeable Securities (“PIES”)	133,750	143,750
Discount on PIES	(6,174)	(8,707)

	127,826	135,293
Less: current maturities	(250)

Total long term obligations of continuing operations	$127,576	$135,293
Discontinued Operations:
Filene’s Basement revolving credit facility	$39,583	$22,500
Less: current maturities	(39,583)

Total long term obligations of discontinued operations		$22,500

Total	$127,576	$157,793

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Letters of credit outstanding:
Filene’s Basement revolving credit facility	$2,947	$3,360
DSW revolving credit facility	$17,709	$15,711
Availability under revolving credit facilities:
Filene’s Basement revolving credit facility		$26,996
DSW revolving credit facility	$132,291	$134,289
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
Under the Filene’s Basement Revolving Loan, Filene’s Basement is named as the borrower. The Filene’s Basement Revolving Loan is guaranteed by Retail Ventures and certain of its wholly-owned subsidiaries. Neither DSW nor DSWSW are borrowers or guarantors under the Filene’s Basement Revolving Loan. The Filene’s Basement Revolving Loan has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition to the borrowing base restrictions, 10% of the facility is deemed an “excess reserve” and is not available for borrowing. Obligations under the Filene’s Basement Revolving Loan are secured by a lien on substantially all of the personal property of Filene’s Basement, and of Retail Ventures and its other wholly-owned subsidiaries, excluding shares of DSW owned by Retail Ventures. At January 31, 2009, Filene’s Basement was in an over loan position of $7.8 million under Filene’s Basement Revolving Loan with no availability. At February 2, 2008, $27.0 million was available under the Filene’s Basement Revolving Loan. At January 31, 2009 and February 2, 2008, direct borrowings aggregated $39.6 million and $22.5 million, respectively. Letters of credit of $2.9 million and

$3.4 million, were issued and outstanding at January 31, 2009 and February 2, 2008, respectively. The maturity date of the Filene’s Basement Revolving Loan is January 23, 2013.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its subsidiaries are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and DSWSW’s obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. In addition, the DSW Revolving Loan contains usual and customary restrictive covenants relating to the management and operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. At January 31, 2009 and February 2, 2008, $132.3 million and $134.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At January 31, 2009 and February 2, 2009, $17.7 million and $15.7 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
Term Loans — Related Parties
The principal balances of the $100 million Term Loans were repaid in full on July 5, 2005.
The Company issued 2,954,792 Term Loan Warrants to purchase RVI Common Shares, at an initial exercise price of $4.50 per share, to Cerberus and SSC in connection with one of the Term Loans. The Term Loan Warrants are exercisable at any time prior to June 11, 2012. In September 2002, Back Bay Capital Funding LLC (“Back Bay”) bought from each of Cerberus and SSC a $3.0 million interest in each of their Term Loans, and received a corresponding portion of the Term Loan Warrants from each of Cerberus and SSC. The Company has granted the Term Loan lenders registration rights with respect to the shares issuable upon exercise of the Term Loan Warrants. The $6.1 million value ascribed to the Term Loan Warrants was estimated as of the date of issuance using the Black-Scholes Pricing Model. The related debt discount was amortized into interest expense over the life of the debt.
Payment of and Amendment to Term Loans
Pursuant to the July 2005 Fourth Amendment to Financing Agreement, (i) DSW was released from its obligations as a co-borrower under the Term Loans, (ii) Value City repaid all the Term Loan indebtedness, and (iii) Retail Ventures amended the outstanding Term Loan Warrants to provide SSC, Cerberus and Back Bay the right, from time to time, in whole or in part, to (A) acquire Retail Ventures Common Shares at the then current conversion price, $4.50, (subject to the existing anti-dilution provisions), (B) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of shares sold to the public in DSW’s IPO, $19.00, (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants), or (C) acquire a combination thereof. Effective November 23, 2005, Back Bay transferred and assigned its Term Loan Warrants to Millennium. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Term Loan Warrants will receive the same number of DSW Class A Common Shares that they would have received had they exercised their Term Loan Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Term Loan Warrants. Following the completion of any such spin-off, the Term Loan Warrants will be exercisable solely for Retail Ventures Common Shares.
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

$50 Million Second Amended and Restated Senior Loan Agreement — The Non-Convertible Loan
Pursuant to the Non-Convertible Loan, (i) DSW was released from its obligations as a co-guarantor, (ii) Value City repaid $25 million of the Convertible Loan, (iii) the remaining $50 million Convertible Loan was converted into a non-convertible loan, (iv) the capital stock of DSW held by Retail Ventures continues to secure the Non-Convertible Loan, and (v) Retail Ventures issued to SSC and Cerberus the Conversion Warrants which will be exercisable from time to time until the later of June 11, 2007 and the repayment in full of Value City’s obligations under the Non-Convertible Loan. The maturity date of the Non-Convertible Loan is June 10, 2009. Under the Conversion Warrants, SSC and Cerberus will have the right, from time to time, in whole or in part, to (i) acquire Retail Ventures Common Shares at the conversion price referred to in the Non-Convertible Loan, $4.50, (subject to existing anti-dilution provisions), (ii) acquire from Retail Ventures Class A Common Shares of DSW at an exercise price per share equal to the price of the shares sold to the public in DSW’s IPO, $19.00, (subject to anti-dilution provisions similar to those in the existing Term Loan Warrants held by SSC and Cerberus), or (iii) acquire a combination thereof. Although Retail Ventures does not intend or plan to undertake a spin-off of its DSW Common Shares to Retail Ventures’ shareholders, in the event that Retail Ventures does effect such a spin-off in the future, the holders of outstanding unexercised Conversion Warrants will receive the same number of DSW Common Shares that they would have received had they exercised their Conversion Warrants in full for Retail Ventures Common Shares immediately prior to the record date of such spin-off, without regard to any limitations on exercise contained in the Conversion Warrants. Following the completion of any such spin-off, the Conversion Warrants will be exercisable solely for Retail Ventures Common Shares.
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
During fiscal 2008 and fiscal 2007, the Company recorded a benefit related to the change in fair value of the conversion feature of the PIES of $49.3 million and $93.6 million. respectively. During fiscal 2006, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES from the date of issuance of $51.1 million. As of January 31, 2009, the fair value asset recorded for the conversion feature was $77.8 million as estimated using the Black-Scholes pricing model with the following assumptions: risk-free rate of 3.0%, expected life of 2.6 years, expected volatility of 58.0% and an expected dividend yield of 0.0%. As of February 2, 2008, the fair value asset recorded for the conversion feature was $30.8 million as estimated using the Black-Scholes pricing model with the following assumptions: risk-free rate of 4.2%, expected life of 3.6 years, expected volatility of 44.0% and an expected dividend yield of 0.0%.
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which is included in non-operating income on the statements of operations.
Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities, excluding discontinued operations, during the fiscal years 2008, 2007 and 2006 was 6.6%.
The book value of notes payable and long-term debt approximates fair value at January 31, 2009. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value.
At January 31, 2009, future annual long-term debt payments of the continuing operations are as follows.

Fiscal Year	Amount
(in thousands)
2009	$250
2010
2011	133,750
2012
2013
Future Years

Total	$134,000

8. FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES
Although the adoption of SFAS 157 standard for financial assets and liabilities as of February 3, 2008, had no impact on Retail Venture’s financial position or results of operations, it did result in additional disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, SFAS 157 establishes the following three level fair value hierarchy:
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
Financial assets and liabilities measured at fair value on a recurring basis, excluding financial assets and liabilities held for sale, as of January 31, 2009 consisted of the following:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$94,308	$94,308
Restricted Cash	261	261
Short-term investments, net	101,404		$99,559	$1,845
Long-term investments, net	1,266			1,266
Conversion feature of long-term debt	77,761		77,761

	$275,000	$94,569	$177,320	$3,111

Liabilities:
Warrant liability	$6,292		$6,292

	$6,292		$6,292

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in less than three days. DSW’s investments in auction rate securities are recorded at fair value under SFAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. DSW’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.
The activity related to level 3 investments for the year ended January 31, 2009 is summarized below:

	Short-term	Long-term
	Investments, net	Investments, net
	(in thousands)
Carrying value as of February 2, 2008	$70,005	$12,500
Maturities and sales	(68,855)	(7,600)
Transfers into short-term investments	2,500
Transfers from long-term investments		(2,500)
Transfers out of level 3	(1,150)
Other-than-temporary impairment included in earnings		(1,134)

Unrealized losses included in accumulated other comprehensive loss	(655)

Carrying value as of January 31, 2009	$1,845	$1,266

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

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(in thousands)
Assumed exercise of dilutive weighted average shares outstanding	48,669	48,165	45,088
Assumed exercise of dilutive stock appreciation rights	6	227
Assumed exercise of dilutive stock options	144	527
Assumed exercise of dilutive term loan warrants	245	2,607
Assumed exercise of dilutive conversion warrants	462	5,268

Number of shares for computation of dilutive earnings per share	49,526	56,794	45,088

The amount of securities outstanding at January 31, 2009, February 2, 2008 and February 3, 2007 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

VCHI warrants	150	150
Stock options	974	334	1,335
SARs	445	499	978
Term loan warrants			4,413
Conversion warrants			9,667

Total of all potentially dilutive instruments	1,569	983	16,393

10. PENSION BENEFIT PLANS
The Company has one qualified defined benefit pension plan assumed at the time of acquisition of Filene’s Basement and it is included in the operations held for sale at January 31, 2009. The Company’s funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plan.
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan for the years as noted below (in thousands):

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$16,307	$15,848
Interest cost	935	907
Benefits paid	(715)	(1,169)
Actuarial gain (loss)	(186)	721

Projected benefit obligation at end of year	$16,341	$16,307

Accumulated benefit obligation at end of year	$16,341	$16,307

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Change in plan assets:
Fair market value at beginning of year	$14,563	$15,464
Actual loss on plan assets	(2,661)	(449)
Employer contributions	500	900
Benefits paid	(715)	(1,169)
Other	(139)	(183)

Fair market value at end of year	$11,548	$14,563

Filene’s Basement made contributions of $0.5 million and $0.9 million during fiscal 2008 and fiscal 2007 to the pension plan. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended. Filene’s Basement does not anticipate contributing funds in fiscal 2009.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

Fiscal Year	Amount

2009	760
2010	764
2011	762
2012	818
2013	868
2014 – 2019	5,211
Amounts recognized in the Consolidated Balance Sheets consisted of the following (in thousands):

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Deferred income tax asset — long term		$884
Other non-current liabilities	$(4,793)	(1,744)

Total	$(4,793)	$(860)

The components of net periodic benefit cost are comprised of the following for the years indicated (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Interest cost	$935	$907	$861
Expected return on plan assets	(1,125)	(1,212)	(1,077)
Amortization of transition (asset) obligation	(38)	(38)	(38)
Amortization of net loss	442	244	290

Net periodic benefit cost	$214	$(99)	$36

Of the amounts in accumulated other comprehensive income held for sale as of January 31, 2009, we expect the following to be recognized as net pension costs in fiscal 2010 (in thousands):

Remaining unrecognized benefit obligation existing at transition	(37)
Unrecognized net loss	570

Total	533

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets. Assumptions used in each year of the actuarial computations were:

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Discount rate	6.3%	6.0%
Expected long-term rate of return	7.0%	8.0%
The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. The weighted average allocation of plan assets by category is as follows:

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Equity securities	52.4%	55.0%
Fixed securities	47.1%	44.4%
Other	0.5%	0.6%

Total	100.0%	100.0%

11. OTHER BENEFIT PLANS
The Company maintains a 401(k) Plan for its employees. Eligible employees may contribute up to thirty percent of their compensation to the plan on a pre tax basis, subject to IRS limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the plan, the Company matches employee deferrals into the plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the plan each year. The Company incurred costs associated with the 401(k) Plan, excluding discontinued operations, of $2.0 million, $2.3 million and $1.9 million for fiscal years 2008, 2007 and 2006, respectively. The Company made no discretionary profit sharing contributions during the last three fiscal years.
12. WARRANTS
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
The VCHI Warrants are not derivative instruments as defined under SFAS 133. The warrants were measured at fair value on the date of the transaction, January 23, 2008, and recorded within equity. The $0.1 million value ascribed to the VCHI Warrants was estimated as of January 23, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.1%; expected life of 1.5 years; expected volatility of 58.4% and an expected dividend yield of 0.0%.
Term Loan Warrants and Conversion Warrants
As a result of the previously discussed Credit Facilities’ modifications made on July 5, 2005 (see Note 7, “Long-Term Obligations”), the detached Term Loan Warrants and detached Conversion Warrants with dual optionality qualified as derivatives under SFAS 133. Due to the modifications, the fair values of the Term Loan Warrants and Conversion Warrants (together, the “Warrants”) have been recorded on the balance sheet within current liabilities. For fiscal 2008 and fiscal 2007, the Company recorded a benefit of $35.9 million and $154.6 million, respectively, for the change in fair value of Warrants. For fiscal 2006, the Company recorded a charge of $124.8 million for the change in fair value of Warrants. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under SFAS 133, therefore, changes in the fair values are recognized in earnings in the period of change. The Term Loan Warrants expire on June 11, 2012 while the Conversion Warrants expire on June 10, 2009.

Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the Warrants was $6.3 million and $42.2 million at January 31, 2009 and February 2, 2008, respectively.
The $1.8 million value ascribed to the 8,333,333 outstanding Conversion Warrants was estimated as of January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.3%; expected life of 0.4 years; expected volatility of 114.3% and an expected dividend yield of 0.0%. The $4.5 million value ascribed to the 3,683,959 outstanding Term Loan Warrants was estimated as of January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.3%; expected life of 3.4 years; expected volatility of 95.9% and an expected dividend yield of 0.0%. As the Warrants may be exercised for either common shares of Retail Ventures or common shares of DSW owned by Retail Ventures, the settlement of the Warrants will not result in a cash outlay by the Company.
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
13. COMMITMENTS AND CONTINGENCIES
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
Guarantees
As discussed above, RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), has guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. If Value City does not pay creditors whose obligations RVI and RVS had guaranteed, RVI may become subject to various risks associated with such refusal to pay creditors or any insolvency or bankruptcy proceedings.
As of January 31, 2009, RVI had recorded an estimated maximum potential liability of $12.9 million, of which $2.9 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: guaranteed severance for certain Value City employees of $0.5 million; amounts recognized under certain income tax liabilities of approximately $5.0 million; amounts owed under certain employee benefit plans of approximately $4.1 million for the amount that may be due if the plans are not fully funded on a termination basis; approximately $0.9 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of February 2, 2008, RVI had recorded an estimated maximum liability of $26.6 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date. The reduction in the liability through January 31, 2009 is due to Value City payments to factors, passage of time and revaluation of guarantees. Changes in the amount of guarantees are included in the loss from discontinued operations on the statements of operations.
As the guaranteed underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated maximum potential liability of $12.9 million. The amount of any reduction is not reasonably estimable.
Contractual Obligations
During fiscal 2008, DSW has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated approximately $0.9 million at January 31, 2009. In addition, as of January 31, 2009, DSW has signed lease agreements for 14 new store locations opening in fiscal 2009 and fiscal 2010 with annual aggregate rent of $4.2 million and average terms of approximately 10 years. Associated with the new lease agreements, the Company will receive approximately $5.8 million of construction and tenant allowances which will offset future capital expenditures.
14. INCOME TAXES
The income tax expense (benefit) for continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Current:
Federal	$16,178	$30,259	$32,750
State and local	(1,231)	6,528	7,041

Total current tax expense	14,947	36,787	39,791

Deferred:
Federal	3,779	33,133	(10,508)
State and local	(1,840)	2,483	(1,196)

Total deferred tax expense (benefit)	1,939	35,616	(11,704)

Income tax expense	$16,886	$72,403	$28,087

A reconciliation of the expected income taxes based upon the statutory rate is as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Income tax expense (benefit) at federal statutory rate of 35%	$43,978	$116,987	$(24,719)
Warrant liability marked to market	(12,572)	(54,058)	43,685
Jobs credit	(198)	(232)	(164)
State and local taxes, net	273	7,461	2,958
Tax exempt interest	(550)	(1,476)	(498)
Valuation allowance	(16,034)	(780)
Fin 48 reserve	56		2,112
Provision to return adjustments	(2,359)	183	(2,443)
Change in subsidiary basis	3,644	4,013	6,025
Other	648	305	1,131

Income tax expense	$16,886	$72,403	$28,087

The components of the net deferred tax liability as of January 31, 2009 and February 2, 2008 for continuing operations are (in thousands):

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Deferred tax assets:
Basis differences in inventory	$4,074	$3,321
Construction and tenant allowances	2,335	1,645
Stock compensation	6,417	3,725
State net operating loss & credits	18,883	20,639
Federal net operating loss	81,467	87,262
Federal tax credit	14,886	13,888
Benefit from unrecognized tax position	794	2,199
Guarantees — Value City	5,131	10,371
Workers compensation	1,390	874
Accrued expenses	4,284	3,356
Accrued rent	13,157	11,846
Other	3,616	2,466

Total deferred tax assets	156,434	161,592
Less: Valuation allowance	(50,721)	(73,353)

	105,713	88,239

Deferred tax liabilities:
Basis in subsidiary	(80,137)	(76,493)
PIES	(23,298)	(9,072)
Basis differences in property and equipment	(4,007)	(759)
Prepaid expenses	(4,773)	(4,399)
Other	(256)	(250)

Total deferred tax liabilities	(112,471)	(90,973)

Total net	$(6,758)	$(2,734)

The net deferred tax liability is recorded in the Company’s consolidated balance sheet for continuing operations is as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008

Current deferred tax asset	$22,243	$20,421
Non current deferred tax asset	805
Non current deferred tax liability	(29,806)	(23,155)

Net deferred tax liability	$(6,758)	$(2,734)

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has recorded a reduction to the valuation allowance in the current period of $22.6 million. The ending balances of the valuation allowance at January 31, 2009 and at February 2, 2008 were $50.7 million and $73.3 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The net operating loss deferred tax asset consists of a federal and state component. At January 31, 2009, the federal component is $81.5 million and the state component is $17.9 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2009 to 2027.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The

Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of January 31, 2009 and February 2, 2008, $1.1 million and $0.9 million, respectively, were accrued for the payment of interest and penalties for continuing operations.
Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As of January 31, 2009 and February 2, 2008, unrecognized tax benefits of $0.9 million and $3.0 million, respectively, would affect the Company’s effective tax rate if recognized. As of January 31, 2009 and February 2, 2008, the reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	January 31,	February 2,
	2009	2008

Beginning Balance	$3,028	$2,004
(Decreases) — Tax Positions taken in the prior period	(1,760)	(1,123)
Increases — Tax positions taken in the current period	9	2,147

Ending Balance	$1,277	$3,028

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any change is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
15. SEGMENT REPORTING
The Company is operated in two segments: DSW and Corporate. All of the operations are located in the United States. As a result of Filene’s Basement meeting the criteria to be classified as held for sale during fiscal 2008, the results of the previously disclosed Filene’s Basement segment are included in discontinued operations (see Note 2 to the Consolidated Financial Statements) and Filene’s Basement is therefore no longer included as a reportable segment of the Company. In fiscal 2007, as a result of RVI’s disposition of an 81% ownership interest in its Value City Department Stores operations, the results of the previously disclosed Value City segment are included in discontinued operations (see Note 2 to the Consolidated Financial Statements) and Value City is therefore no longer included as a reportable segment of the Company.
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at January 31, 2009 and February 2, 2008 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments. Capital expenditures in brackets represent assets transferred to other segments.
DSW separates its merchandise into four primary categories — women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, also offered is a complementary assortment of handbags, hosiery and other accessories. The largest principal categories as a percentage of the consolidated RVI revenue from continuing operations were:

Category	Fiscal 2008	Fiscal 2007	Fiscal 2006
Women’s	66%	65%	65%
Men’s	15%	16%	16%
Athletic	14%	14%	14%

The tables below present segment statement of operations information (in thousands):

				Total
			Intersegment	Continuing
	DSW	Corporate	Eliminations	Operations
As of and for the year ended January 31, 2009
Net sales	$1,462,944			$1,462,944
Operating profit	42,813	$85,235		128,048
Depreciation and amortization	36,336	2,130		38,466
Interest expense	794	12,809		13,603
Interest income	3,400	7,869		11,269
Income tax expense	(17,383)	497		(16,886)
Capital expenditures	80,974	20	(2,336)	78,658
Total assets	719,615	128,676		848,291

				Total
			Intersegment	Continuing
	DSW	Corporate	Eliminations	Operations
As of and for the year ended February 2, 2008
Net sales	$1,405,615			$1,405,615
Operating profit	81,321	$248,193		329,514
Depreciation and amortization	25,055	3,243		28,298
Interest expense	1,178	12,718		13,896
Interest income	7,148	11,483		18,631
Income tax expense	(33,516)	(38,887)		(72,403)
Capital expenditures	102,451	(715)		101,736
Total assets	693,882	90,672		784,554

				Total
			Intersegment	Continuing
	DSW	Corporate	Eliminations	Operations
For the year ended February 3, 2007
Net sales	$1,279,060			$1,279,060
Operating profit (loss)	100,714	$(175,955)		(75,241)
Depreciation and amortization	20,686	3,104		23,790
Interest expense	614	7,873		8,487
Interest income	7,527	5,574		13,101
Income tax (expense) benefit	(42,164)	14,077		(28,087)
Capital expenditures	42,407	(317)		42,090

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
In the Company’s opinion, the unaudited quarterly information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of the Company’s net income (loss) for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The Company’s unaudited quarterly financial information is as follows:
Year Ended January 31, 2009

	Thirteen Weeks Ended
	May 3,	August 2,	November	January 31,
	2008	2008	1, 2008	2009
	(in thousands except per share data)
Net sales	$366,264	$357,175	$391,355	$348,150
Cost of sales	(211,098)	(198,515)	(218,946)	(213,034)

Gross profit	155,166	158,660	172,409	135,116
Selling, general and administrative expenses	(139,160)	(140,981)	(151,492)	(146,905)
Change in fair value of derivative instruments	21,944	9,463	(669)	24,488
Change in fair value of derivative instruments — related party	15,224	7,270	8,527	(1,012)

Operating profit	53,174	34,412	28,775	11,687
Interest expense	(3,541)	(3,649)	(3,241)	(3,172)
Interest income	2,898	2,676	2,894	2,801

Interest expense, net	(643)	(973)	(347)	(371)
Non-operating income (expense)			1,486	(1,134)

Income from continuing operations before income taxes and minority interest	52,531	33,439	29,914	10,182
Income tax (expense) benefit	(6,622)	(7,617)	(10,410)	7,763

Income from continuing operations before minority interest	45,909	25,822	19,504	17,945
Minority interest	(3,806)	(3,954)	(4,988)	2,788

Income from continuing operations	42,103	21,868	14,516	20,733
(Loss) income from discontinued operations, net of tax — Value City	(3,621)	10,494	2,035	4,315
Loss from discontinued operations, net of tax — Filene’s Basement	(9,331)	(14,628)	(6,562)	(31,081)

Net income (loss)	$29,151	$17,734	$9,989	$(6,033)

Earnings (loss) per share(1):
Basic earnings per share from continuing operations	$0.87	$0.45	$0.30	$0.43
Diluted earnings per share from continuing operations	$0.82	$0.45	$0.30	$0.43
Basic loss per share from discontinued operations	$(0.27)	$(0.08)	$(0.09)	$(0.55)
Diluted loss per share from discontinued operations	$(0.25)	$(0.08)	$(0.09)	$(0.55)
Basic earnings (loss) per share	$0.60	$0.36	$0.21	$(0.12)
Diluted earnings (loss) per share	$0.56	$0.36	$0.20	$(0.12)

(1)	Earnings (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

Year Ended February 2, 2008

	Thirteen Weeks Ended
	May 5,	August 4,	November	February 2,
	2007	2007	3, 2007	2008
	(in thousands except per share data)
Net sales	$356,997	$348,718	$367,380	$332,520
Cost of sales	(196,721)	(215,392)	(205,794)	(203,940)

Gross profit	160,276	133,326	161,586	128,580
Selling, general and administrative expenses	(123,058)	(125,000)	(126,781)	(127,608)
Change in fair value of derivative instruments	14,596	26,953	43,497	11,230
Change in fair value of derivative instruments — related party	(2,047)	97,831	47,850	8,283

Operating profit	49,767	133,110	126,152	20,485
Interest expense	(3,362)	(3,296)	(3,305)	(3,933)
Interest income	4,655	4,967	4,600	4,409

Interest income, net	1,293	1,671	1,295	476
Income from continuing operations before income taxes and minority interest	51,060	134,781	127,447	20,961
Income tax expense	(22,661)	(13,995)	(32,278)	(3,469)

Income from continuing operations before minority interest	28,399	120,786	95,169	17,492
Minority interest	(8,776)	(2,411)	(8,295)	(397)

Income from continuing operations	19,623	118,375	86,874	17,095
Loss from discontinued operations, net of tax — Value City	(10,362)	(9,343)	(14,211)	(116,746)
Loss from discontinued operations, net of tax — Filene’s Basement	(6,521)	(2,814)	(4,441)	(26,087)

Net income (loss)	$2,740	$106,218	$68,222	$(125,738)

Earnings (loss) per share(1):
Basic earnings per share from continuing operations	$0.42	$2.46	$1.79	$0.35
Diluted earnings per share from continuing operations	$0.33	$2.01	$1.53	$0.33
Basic loss per share from discontinued operations	$(0.36)	$(0.25)	$(0.38)	$(2.94)
Diluted loss per share from discontinued operations	$(0.28)	$(0.21)	$(0.33)	$(2.73)
Basic earnings (loss) per share	$0.06	$2.21	$1.40	$(2.59)
Diluted earnings (loss) per share	$0.05	$1.81	$1.20	$(2.40)

(1)	Earnings (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(in thousands)
Cash paid during the period for:
Interest to non related parties	$9,358	$9,523	$3,148
Income taxes	$12,804	$35,401	$40,498
Noncash investing and operating activities:
(Decrease) increase in accounts payable due to asset purchases	$(4,271)	$3,384	$(746)
Additional paid in capital transferred from warrant liability for warrant exercises		$19,612	$78,817
Reclassification of SARs from noncurrent liability to equity		$1,934
Issuance of VCHI Warrants		$124
18. SUBSEQUENT EVENTS
On April 21, 2009, RVI announced it had entered into, and consummated the transactions contemplated by, a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI will not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of the transaction date, RVI estimates an amount of $42.5 million for the guarantees of Filene’s Basement commitments, including but not limited to $13.8 million of outstanding borrowings against the Filene’s Basement Revolving Loan; $6.6 million of payments to factors for inventory purchases made prior to the disposition date; $12.6 million under lease obligations; and $9.5 million under certain laws, related to certain employee benefit plans. The Company cannot reasonably estimate the impact of the disposition of Filene’s Basement on our consolidated financial statements at this time.
In connection with the disposition and related transactions, RVI and Filene’s Basement obtained consent from the lenders under Filene’s Basement’s secured credit facility led by National City Business Credit, Inc. (the “Filene’s Basement Revolving Loan”), pursuant to a Consent and Ratification Agreement, dated as of April 21, 2009, by and among National City Business Credit, Inc., as Administrative Agent and Collateral Agent, the Revolving Credit Lenders (as defined in the Filene’s Basement Revolving Loan), Filene’s Basement, RVI, and FB II Acquisition Corp. (the “Consent Agreement”).
On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. RVI has guaranteed all of Filene’s Basement’s obligations under that secured credit agreement which had a balance of $13.8 million as of the date of disposition. RVI has an arrangement with the lenders under Filene’s Basement’s Revolving Loan pursuant to which RVI has agreed to acquire a $7.5 million Last Out Participation in that secured credit agreement, which is included in the loan balance referred to above.
Although the Filene’s Basement Revolving Loan has been accelerated, and all amounts thereunder are due and payable by RVI as a result of its guaranty, pursuant to the Consent Agreement, the Revolving Credit Lenders have agreed to forbear from making demand on RVI under such guaranty until the substantial completion of the sale and/or liquidation of Filene’s Basement’s business and assets, subject to certain terms and conditions. As part of the agreement, RVI has reaffirmed its existing guaranty of the Filene’s Basement Revolving Loan, provided that the aggregate principal amount of the guaranteed debt will not be increased following the commencement of any bankruptcy case by Filene’s Basement, except to the extent the increase arises as a result of a drawing on an existing letter of credit under the facility or the incurrence of any costs of collection. In addition, RVI has paid a consent fee of $0.1 million to the Revolving Credit Lenders and has agreed to maintain an additional $2.5 million in an account at and controlled by one of the lenders until the lenders have been paid in full. Under certain circumstances, the bank in which such funds are held would have the right to set-off this amount against RVI’s obligations under its guaranty. There can be no assurance that all of the terms and conditions to the Consent Agreement, some of which are not within the control of RVI, will be satisfied.

INDEX TO EXHIBITS
Exhibits marked with an asterisk (*) are filed herewith.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Value City Department Stores, Inc., Retail Ventures, Inc. (the “Company”) and Value City Merger Sub, Inc., effective as of October 8, 2003. Incorporated by reference to Exhibit 2 to Form 8-K (file no. 1-10767) filed on October 8, 2003.

2.2	Purchase Agreement, dated as of January 23, 2008, by and between Retail Ventures, Inc. and VCHI Acquisition Co. Incorporated herein by reference to Exhibit 2.1 to Form 8-K (file no 1-10767) filed January 24, 2008.

2.3	Purchase Agreement, dated as of April 21, 2009 by and between Retail Ventures, Inc. and FB II Acquisition Corp. Incorporated herein by reference to Exhibit 2.1 to Form 8-K (file no 1-10767) filed April 27, 2009.

3.1	Amended Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

3.2	Amended Code of Regulations of the Company. Incorporated by reference to Exhibit 3(b) to Form 8-K (file No. 1-10767) filed on October 8, 2003.

4.1	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Cerberus Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.2	Amended Common Stock Purchase Warrant issued by Retail Ventures, Inc. to Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed October 19, 2005.

4.3	Form of Term Loan Warrant issued by Retail Ventures, Inc. to Millennium Partners, L.P. Incorporated by reference to Exhibit 4.1 to Form 10-Q (file no. 1-10767) filed December 8, 2005.

4.4	Form of Conversion Warrant issued by Retail Ventures, Inc. issued to Cerberus Partners, L.P. and Schottenstein Stores Corporation. Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.5	Exchange Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.6	Second Amended and Restated Registration Rights Agreement, dated July 5, 2005, among Retail Ventures, Inc., Cerberus Partners, L.P., Schottenstein Stores Corporation and Back Bay Capital Funding LLC. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 1-10767) filed July 11, 2005.

4.7	Specimen of Common Share Certificate. Incorporated by reference to Exhibit 4.7 to Form 10-K (file no. 1-10767) filed April 13, 2006.

4.8	Indenture, dated as of August 16, 2006, by and between Retail Ventures, Inc. and HSBC Bank USA, National Association, as indenture trustee (Form of 6.625% Mandatorily Exchangeable Notes Due September 15, 2011 filed as Exhibit A thereto). Incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.9	Collateral Agreement, dated as of August 16, 2006, by and between Retail Ventures, Inc., as pledgor, and HSBC Bank USA, National Association, as collateral agent, indenture trustee and securities intermediary. Incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.10	Form of Exchange Request by Retail Ventures, Inc. to DSW Inc. Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3/A (file no. 333-134225) filed on July 17, 2006.

4.11	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Cerberus Partners, L.P. Incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.12	Pledge Agreement, dated as of August 16, 2006, made by Retail Ventures, Inc. with and in favor of Schottenstein Stores Corporation. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-10767) filed on August 22, 2006.

4.13	Common Stock Purchase Warrant, dated January 23, 2008, issued by Retail Ventures, Inc. to VCHI Acquisition Co. Incorporated by reference to Exhibit 4.13 to Form 10-K (file no. 1-10767) filed April 25, 2008.

Exhibit
No.	Description

10.1	Corporate Services Agreement, dated June 12, 2002, between the Company and SSC. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed June 18, 2002.

10.1.1	Amendment to Corporate Services Agreement, dated July 5, 2005, among Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company, together with Side Letter Agreement, dated July 5, 2005, among DSW Inc., Schottenstein Stores Corporation, Retail Ventures, Inc. and Schottenstein Management Company. Incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.3	Master Separation Agreement, dated July 5, 2005, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.4	Amended and Restated Shared Services Agreement, dated as of October 29, 2006, between Retail Ventures, Inc. and DSW Inc. Incorporated by reference to Exhibit 10.8 to form 10-Q (file no. 1-10767) filed December 6. 2006.

10.4.1	Amendment No. 1 to Amended and Restated Shared Services Agreement between DSW, Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed August 28, 2008.

10.5	Tax Separation Agreement, dated July 5, 2005, among Retail Ventures, Inc. and its affiliates and DSW Inc. and its affiliates. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.5.1	Amendment No. 1 to Tax Separation Agreement between DSW Inc. and Retail Ventures, Inc., dated as of March 17, 2008. Incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 1-10767) filed August 28, 2008.

10.6	Supply Agreement, effective as of January 30, 2005, between DSW Inc. and Filene’s Basement, Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 1-10767) filed July 11, 2005.

10.7#	Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005

10.18#	Form of Restricted Stock Agreement between the Company and certain employees. Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Form S-1 Registration Statement (file no. 33-47252) filed April 27, 1992.

10.32	Industrial Space Lease-Net, dated March 22, 2000, between 4300 East Fifth Avenue, LLC, an affiliate of SSC, as landlord, and Shonac Corporation, as tenant, re: Building 6, Columbus International Aircenter, Columbus, OH. Incorporated by reference to Exhibit 10.60 to Form 10-K (file no. 1-10767) filed April 28, 2000.

10.33	Lease, dated August 30, 2002, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.33.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Troy, MI DSW store. Incorporated by reference to Exhibit 10.29.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.34	Lease, dated October 8, 2003, by and between Jubilee Limited Partnership, an affiliate of SSC, and Shonac Corporation, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.34.1	Assignment and Assumption Agreement, dated December 18, 2003 between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.30.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.35	Lease, dated October 28, 2003, by and between JLP-RICHMOND LLC, an affiliate of SSC, and Shonac Corporation, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.35.1	Assignment and Assumption Agreement, dated December 18, 2003, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Richmond, VA DSW store. Incorporated by reference to Exhibit 10.31.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.36#	Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

Exhibit
No.	Description

10.36.1#	Amendment to June 22, 2000 employment agreement between the Company and James A. McGrady effective June 22, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 3, 2008.

10.37#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.

10.42#	Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.42.1#	Amendment to November 1, 2004 employment agreement between the Company and Heywood Wilansky effective December 9, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 15, 2008.

10.43#	Employment Agreement, effective October 10, 2003, between Value City Department Stores, Inc. and Steven E. Miller. Incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47	Sublease, dated May 2000, by and between SSC, as sublessor, and Shonac Corporation dba DSW Shoe Warehouse, as sublessee, re: Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.47.1	Assignment and Assumption Agreement, dated January 8, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: 451 Clariton Boulevard, Pittsburgh, PA DSW store. Incorporated by reference to Exhibit 10.48.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.48	Lease, dated May 2000, by and between Jubilee-Richmond LLC, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (as assignee of Shonac Corporation), re: Glen Allen, VA DSW store. Incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49	Lease, dated February 28, 2001, by and between Jubilee-Springdale, LLC, an affiliate of SSC, and Shonac Corporation dba DSW Shoe Warehouse, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.49.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Springdale, OH DSW store. Incorporated by reference to Exhibit 10.50.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.50	Agreement of Lease, dated 1997, between Shoppes of Beavercreek Ltd., an affiliate of SSC, and Shonac Corporation (assignee of SSC d/b/a Value City Furniture through Assignment of Tenant’s Leasehold Interest and Amendment No. 1 to Agreement of Lease, dated February 28, 2001), re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.50.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Beavercreek, OH DSW store. Incorporated by reference to Exhibit 10.51.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.51	Lease, dated February 28, 2001, by and between JLP-Chesapeake, LLC, an affiliate of SSC, and Shonac Corporation, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.51.1	Assignment and Assumption Agreement, dated May 11, 2001, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Chesapeake, VA DSW store. Incorporated by reference to Exhibit 10.52.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.52	Ground Lease Agreement, dated April 30, 2002, by and between Polaris Mall, LLC, a Delaware limited liability company, and SSC-Polaris LLC, an affiliate of SSC, as modified by Sublease agreement, dated April 30, 2002, by and between SSC-Polaris LLC, as sublessor, and DSW Shoe Warehouse, Inc. as sublease (assignee of Shonac Corporation), re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.52.1	Assignment and Assumption Agreement, dated August 6, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Columbus, OH (Polaris) DSW store. Incorporated by reference to Exhibit 10.53.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.53	Lease, dated August 30, 2002, by and between JLP-Cary LLC, an affiliate of SSC, and Shonac Corporation, re:
Cary, NC DSW store. Incorporated by reference to Exhibit 10.54 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.53.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor and DSW

Exhibit
No.	Description

Shoe Warehouse, Inc., as assignee, re: Cary, NC DSW store. Incorporated by reference to Exhibit 10.54.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.54	Lease, dated August 30, 2002, by and between JLP-Madison LLC, an affiliate of SSC, and Shonac Corporation, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.54.1	Assignment and Assumption Agreement, dated October 23, 2002, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Madison, TN DSW store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.55	Lease, dated July 19, 2000, by and between Jubilee Limited Partnership, an affiliate of SSC, and Value City Department Stores, Inc., as modified by Lease Modification Agreement, dated November 2, 2000, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.56 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.55.1	Assignment and Assumption of Lease Agreement, dated January 22, 2008, between Value City Department Stores LLC, Retail Ventures, Inc. and Jubilee-Sawmill LLC, an affiliate of SSC, re: 3704 W. Dublin-Granville Rd., Columbus, OH DSW/Filene’s combo store. Incorporated by reference to Exhibit 10.55.1 to Form 10-K (file no. 1-10767) filed April 25, 2008.

10.57	Lease, dated September 24, 2004, by and between K&S Maple Hill Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.57.1	Assignment and Assumption Agreement, dated February 28, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: Kalamazoo, MI DSW store. Incorporated by reference to Exhibit 10.58.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.58	Lease, dated November 2004, by and between KSK Scottsdale Mall, L.P., an affiliate of SSC, and Shonac Corporation, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.58.1	Assignment and Assumption Agreement, dated March 18, 2005, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Form 10-K/A Amendment No. 2 (file no. 1-10767) filed May 12, 2005.

10.61#	Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.62#	Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.65#	Form of Indemnification Agreement between the Company and its directors and officers. Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-8 (file no. 333-117341) filed July 13, 2004.

10.68	Agreement of Sublease, dated June 12, 2000, between Jubilee Limited Partnership, an affiliate of SSC, and DSW Shoe Warehouse, Inc. (assignee of DSW Inc.), re: Baileys Crossroads, VA DSW Store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 9, 2005.

10.71#	Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.

10.72	Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.74#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.74 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.75	Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders. Incorporated by reference to Exhibit 10.11 to DSW Inc.’s Form 10-K (file no. 001-32545) filed on April 13, 2006.

Exhibit
No.	Description

10.76	Agreement of Lease, dated April 13, 2006, between JLP – Harvard Park, LLC, an affiliate of SSC, as landlord, and Filene’s Basement, Inc. as tenant, re: Chagrin, OH Filene’s Basement store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed June 8, 2006.

10.77	Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Levittown, NY DSW store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.78	Agreement of Lease, dated November 27, 2006, between JLP – Lynnhaven VA LLC, an affiliate of Schottenstein Stores Corporation and DSW Inc., re: Lynnhaven, Virginia DSW store. Incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.79	Agreement of Lease, dated November 30, 2006, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Home office. Incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.80	Agreement of Lease, dated November 30, 2006, between 4300 East Fifth Avenue LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Trailer Parking spaces for home office. Incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.81	Lease Amendment, dated November 30, 2006 between 4300 Venture 6729 LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: warehouse and corporate headquarters. Incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.82	Agreement of Lease, dated June 30, 2006, between JLPK – Levittown NY LLC, an affiliate of Schottenstein Stores Corporation and Filene’s Basement, re: Levittown, NY Filene’s Basement store. Incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.83	IT Transfer and Assignment Agreement dated October 29, 2006. Incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 1-10767) filed December 6, 2006.

10.84	Agreement of Lease, dated December 15, 2006, between American Signature, Inc., an affiliate of SSC, and DSW Shoe Warehouse, Inc., re: Langhorne, Pennsylvania DSW store. Incorporated herein by reference to Exhibit 10.84 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.85#	Sample Restricted Stock Unit Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.85 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.86#	Sample Stock Appreciation Right Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.86 to Form 10-K (file no. 1-10767) filed April 5, 2007.

10.87	Agreement of Lease, dated July 9, 2007, between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and Filene’s Basement, re: Aventura, FL Filene’s Basement store. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed September 13, 2007.

10.88	Second Amended and Restated Senior Loan and Security Agreement, dated as of January 23, 2008, by and among Filene’s Basement, as borrower, the revolving credit lenders party thereto and National City Business Credit, Inc. as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed on January 24, 2008.

10.88.1	First Amendment to Second Amended and Restated Loan and Security Agreement entered into by and among Filene’s Basement, Inc., National City Business Credit, Inc., Wells Fargo Retail Finance LLC and Wachovia Capital Finance Corporation (Central) on September 12, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed September 18, 2008.

10.88.2	Second Amendment to Second Amended and Restated Loan and Security Agreement entered into by and among Filene’s Basement, Inc., National City Business Credit, Inc., Wells Fargo Retail Finance, LLC and Wachovia Capital Finance Corporation (Central) on February 11, 2009. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 13, 2009.

10.89	Agreement to Acquire Leases and Lease Properties, dated October 3, 2007. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed October 4, 2007.

Exhibit
No.	Description

10.89.1	First Amendment to Agreement to Acquire Leases and Lease Properties, dated effective as of February 15, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed January 28, 2008.

10.90#	2007 Retail Ventures, Inc. Cash Incentive Compensation Plan. Incorporated by reference to Exhibit 10.90 to Form 10-K (file no. 1-10767) filed April 25, 2008.

10.91	Supply Agreement (Combo Stores), effective as of January 30, 2005, between DSW Inc. and Filene’s Basement Inc. Incorporated by reference to Exhibit 10.91 to Form 10-K (file no. 1-10767) filed April 25, 2008.

10.93	Last Out Participation Agreement entered into by and among National City Business Credit, Inc. and Retail Ventures, Inc. on February 11, 2009. Incorporated herein by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed February 13, 2009.

10.94#*	Second Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan.

10.95#*	Retail Ventures, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”).

10.96#*	Second Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan.

10.97*	Second Amended and Restated Guaranty, dated as of January 23, 2008, by and among Retail Ventures, Inc., Retail Ventures Services, Inc., Retail Ventures Licensing, Inc. and Retail Ventures Imports, Inc., as guarantors, the revolving credit lenders party thereto and National City Business Credit, Inc., as administrative and collateral agent.

10.98	Consent and Ratification Agreement, dated as of April 21, 2009, by and among Filene’s Basement, Inc. as borrower, Retail Ventures, Inc., FB II Acquisition Corp. as purchaser, the revolving credit lenders party thereto and National City Business Credit, Inc., as administrative and collateral agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no 1-10767) filed April 27, 2009.

10.99*	Sub-license Agreement between Retail Ventures Licensing, Inc. and Filene’s Basement, Inc., effective January 23, 2008.

12*	Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1*	Section 1350 Certification — Principal Executive Officer.

32.2*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.