Form 10-Q
period 2009-05-02
RETAIL VENTURES INC
filed 2009-06-16
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of May 31, 2009 was 48,933,729.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 2,	January 31,
	2009	2009
ASSETS
Cash and equivalents	$103,339	$94,308
Restricted cash	10,262	261
Short-term investments, net	81,402	101,404
Accounts receivable, net	7,600	7,142
Accounts receivable from related parties	52	332
Inventories	278,229	244,008
Prepaid expenses and other current assets	24,008	27,249
Deferred income taxes	26,543	22,243
Current assets held for sale		66,678

Total current assets	531,435	563,625

Property and equipment, net	233,084	236,355
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,455	3,668
Conversion feature of long-term debt	76,417	77,761
Deferred income taxes		805
Other assets	5,593	6,856
Non-current assets held for sale		38,793

Total assets	$875,883	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	May 2,	January 31,
	2009	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$116,876	$93,088
Accounts payable to related parties	3,151	3,125
Accrued expenses:
Compensation	9,994	12,632
Taxes	16,158	14,857
Gift cards and merchandise credits	13,897	15,491
Guarantees from discontinued operations	37,487	2,909
Other	31,931	31,175
Warrant liability	6,345	6,292
Current maturities of long-term debt	250	250
Current liabilities held for sale		76,030

Total current liabilities	236,089	255,849

Long-term obligations	128,104	127,576
Long-term guarantees of discontinued operations	19,486	9,980
Other noncurrent liabilities	100,376	99,310
Deferred income taxes	28,726	29,806
Noncurrent liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,941,280 and 48,691,280, respectively	308,233	306,868
Accumulated deficit	(119,902)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(789)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	187,483	222,614
Noncontrolling interests	175,619	172,572

Total shareholders’ equity	363,102	395,186

Total liabilities and shareholders’ equity	$875,883	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 2,	May 3,
	2009	2008

Net sales	$385,846	$366,264
Cost of sales	(217,600)	(211,098)

Gross profit	168,246	155,166
Selling, general and administrative expenses	(214,934)	(139,160)
Change in fair value of derivative instruments	(1,388)	37,168

Operating (loss) profit	(48,076)	53,174
Interest expense	(3,215)	(3,541)
Interest income	471	2,898

Interest expense, net	(2,744)	(643)
Other-than-temporary impairment charge on investments	(395)

(Loss) income from continuing operations before income taxes	(51,215)	52,531
Income tax expense	(666)	(6,622)

(Loss) income from continuing operations	(51,881)	45,909
Loss from discontinued operations, net of tax — Value City	(43)	(3,621)
Income (loss) from discontinued operations, net of tax — Filene’s Basement	10,701	(9,331)

Total income (loss) from discontinued operations, net of tax	10,658	(12,952)

Net (loss) income	(41,223)	32,957

Less: net income attributable to the noncontrolling interests	(2,649)	(3,806)

Net (loss) income attributable to Retail Ventures, Inc.	$(43,872)	$29,151

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$0.87
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$0.82
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.22	$(0.27)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.22	$(0.25)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.90)	$0.60
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.90)	$0.56

Shares used in per share calculations:
Basic	48,692	48,639
Diluted	48,692	51,622

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(54,530)	$42,103
Discontinued operations, net of tax	10,658	(12,952)

Net (loss) income	$(43,872)	$29,151

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained				Total Accum-
				Earnings				ulated
		Common		(Accum-				Other	Non-
	Common	Shares in	Common	ulated	Treasury			Comprehen-	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		sive Loss	Interests	Total
Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$160,349	$333,272
Net income from continuing operations				42,103					3,806	45,909
Net loss from discontinued operations				(12,952)						(12,952)
Unrealized loss on available-for-sale securities, net of tax benefit of $82								(127)		(127)

Total comprehensive income										$32,830
Capital transactions of subsidiary				741					384	1,125
Stock based compensation expense, before related tax effects			307							307
Exercise of stock options	47		133							133

Balance, May 3, 2008	48,670	8	$305,694	$(100,685)	$(59)		$124	$(1,946)	$164,539	$367,667

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(54,530)					2,649	(51,881)
Net income from discontinued operations				10,658						10,658
Unrealized loss on available-for-sale securities								(249)		(249)

Total comprehensive loss										$(41,472)
Capital transactions of subsidiary				900					398	1,298
Stock based compensation expense, before related tax effects			868							868
Exercise of stock options	250		497							497
Other comprehensive loss of discontinued operations								6,734		6,734
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, May 2, 2009	48,941	8	$308,233	$(119,902)	$(59)	$		$(789)	$175,619	$363,102

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 2,	May 3,
	2009	2008
Cash from operating activities:
Net (loss) income	$(41,223)	$32,957
Less: (income) loss from discontinued operations, net of tax	(10,658)	12,952

(Loss) income before discontinued operations	$(51,881)	$45,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	865	863
Stock based compensation expense	868	280
Stock based compensation expense of subsidiary	900	741
Depreciation and amortization	11,274	8,156
Change in fair value of derivative instruments	1,388	(37,168)
Deferred income taxes and other noncurrent liabilities	(7,949)	(1,704)
Impairment charges on long-lived assets	435	730
Impairment charges on receivables from Filene’s Basement	57,864
Other-than-temporary impairment charges on investments	395
Other	575	393
Change in working capital, assets and liabilities:
Accounts receivable	563	(186)
Inventories	(34,221)	(5,761)
Prepaid expenses and other assets	2,901	1,309
Accounts payable	22,608	(10,399)
Proceeds from lease incentives	3,072	4,253
Accrued expenses	(3,678)	(92)

Net cash provided by operating activities from continuing operations	5,979	7,324
Net cash provided by (used in) operating activities from discontinued operations	20,563	(6,434)

Cash flows from investing activities:
Cash paid for property and equipment	(8,069)	(22,507)
Purchases of available-for-sale investments	(9,000)
Maturities and sales from available-for-sale investments	29,624	68,805
Transfer of cash to restricted cash	(10,000)

Net cash provided by investing activities from continuing operations	2,555	46,298
Net cash used in investing activities from discontinued operations	(158)	(407)

Cash flows from financing activities:
Proceeds from exercise of stock options	497	160

Net cash provided by financing activities from continuing operations	497	160
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	9,500
Net increase in cash and equivalents from continuing operations	$9,031	$53,782
Cash and equivalents from continuing operations, beginning of period	94,308	107,260

Cash and equivalents from continuing operations, end of period	$103,339	$161,042
Net (decrease) increase in cash and equivalents from discontinued operations	$(4,776)	$2,659
Cash and equivalents from discontinued operations, beginning of period	4,776	5,691

Cash and equivalents from discontinued operations, end of period	$	$8,350

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS

Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer. As of May 2, 2009, DSW operated a total of 303 stores located throughout the United States and dsw.com. DSW also supplies shoes, under supply arrangements, for 365 locations for four retailers in the United States. The Corporate segment consists of all revenue and expenses that are not allocated to the other segments.

As of May 2, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.

On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.8 million on the transaction as of May 2, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.

On April 21, 2009, Retail Ventures entered into and consummated the transactions contemplated by a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $42.2 million on the transaction as of May 2, 2009. As a result of the disposition, Filene’s Basement is no longer a related party of Retail Ventures. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.

DSW. DSW is a leading U.S. specialty branded footwear retailer operating stores in 38 states as of May 2, 2009. Its stores offer a remarkable selection of better-branded dress, casual and athletic footwear for women and men. As of May 2, 2009, DSW, pursuant to supply agreements, operated 274 leased shoe departments for Stein Mart, Inc., 65 for Gordmans, Inc., 25 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the three months ended May 2, 2009, DSW opened five new DSW stores, ceased operations in 13 leased departments and added one new leased department.

Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to other segments through corporate allocation or shared service arrangements. The remaining results of operation are comprised of debt related expenses, income on investments and interest on intercompany notes, the latter of which is eliminated in consolidation.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2009 (the “2008 Annual Report”).

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.

Allowance for Doubtful Accounts — The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of May 2, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $6.5 million and $1.2 million, respectively. The increase in the allowance is primarily related to allowances recorded related to receivables from Filene’s Basement. In addition, at May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from Filene’s Basement.

Inventories — Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. At May 2, 2009, the reserve to value inventory at lower of cost or market was $4.7 million. At January 31, 2009, the reserve was immaterial.

Tradenames and Other Intangible Assets, net — Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $9.5 million and $9.2 million at May 2, 2009 and January 31, 2009, respectively.

The asset value and accumulated amortization of intangible assets is as follows:

	May 2,	January 31,
	2009	2009
	(in thousands)
Not subject to amortization
Domain names	$21	$21

Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,350)	(9,138)

Subtotal	$3,400	$3,612

Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(106)	(105)

Subtotal	$34	$35

Tradenames and other intangible assets, net	$3,455	$3,668

Amortization expense for the first quarter of fiscal year 2009 was $0.2 million. Amortization associated with the net carrying amount of intangible assets at May 2, 2009 is estimated to be $0.7 million for the remainder of fiscal year 2009, $0.9 million in each of fiscal years 2010 through 2012 and $0.2 million in fiscal year 2013.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 2, 2009 and January 31, 2009 was $7.7 million and $7.3 million, respectively.

Noncontrolling Interests — During the three months ended May 2, 2009 and May 3, 2008, there was an immaterial impact to the net (loss) income attributed to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants of 1,503 and 2,347 made during each of the respective quarters.

Sales and Revenue Recognition — Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million and $0.1 million as miscellaneous income from gift card breakage during the three months ended May 2, 2009 and May 3, 2008, respectively.

Income Taxes — Income taxes are accounted for using the asset and liability method as required by Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes (“FAS 109”). Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Sale of Subsidiary Stock — Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.

3.	ADOPTION OF ACCOUNTING STANDARDS

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“FAS 141R”), FAS 141R establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Adoption of FAS 141R during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This statement shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this statement during the first quarter of fiscal year 2009 resulted in enhanced disclosures regarding the minority interests of DSW as well as some presentation changes of minority interests within the balance sheets, statements of operations and statements of changes in shareholders’ equity.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). This statement establishes enhanced disclosures about the entity’s derivative and hedging activities. This statement was effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of FAS 161 has resulted in enhanced disclosure regarding the Company’s derivative instruments. See note 7 for additional information regarding Retail Ventures’ derivative instruments.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). This Issue was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities (“FAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liability within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and will continue to be marked to market.

In November 2008, the FASB issued EITF Issue 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). This Issue was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. EITF No. 08-8 supersedes EITF No. 00-6 and amends EITF 00-19 such that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. The instruments should be evaluated using EITF No. 07-5 and other applicable guidance to determine the classification of the instrument. The adoption of EITF 08-8 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure its fair value. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance within FSP FAS 142-3 was prospectively applied to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS 142-3 was applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements.

In May 2008, the FASB issued FSP APB14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that may be settled in cash (including partial cash settlement) unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. FSP APB 14-1 requires that the convertible debt instrument is separated into a liability-classified component and an equity-classified component in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements. Additional disclosures related to the Company’s convertible debt have been included in Note 7 as a result of the adoption of FSP APB 14-1.

In June 2008, the FASB issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No 03-6-1 addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in FAS No. 128, Earnings Per Share. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and was applied retrospectively in accordance with the FSP. The adoption of FSP EITF No. 03-6-1 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements.

In February 2008, the FASB (“FASB”) issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delayed the effective date of FASB Statement No. 157, Fair Value Measurements (“FAS 157”) for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. FAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Refer to Note 8 for additional information regarding the Company’s fair value measurements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which the Company will adopt for the quarter ended August 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which the Company will adopt for the quarter ended August 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which the Company will adopt for the quarter ended August 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim consolidated financial statements. The Company does not expect that the adoption of this statement will have a significant impact on its consolidated financial statements.

4.	DISCONTINUED OPERATIONS

Value City

As mentioned above, on January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. Retail Ventures received no net cash proceeds from the sale and paid a fee of $500,000 to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $76.8 million as of May 2, 2009, including an increase in the loss of less than $0.1 million recognized in the three months ended May 2, 2009. The increase in the loss consisted primarily of revaluations of the liabilities due to the passage of time for the guarantees recorded by Retail Ventures. As of May 2, 2009, Retail Ventures is still providing Value City with limited transition services.

Filene’s Basement

As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and paid a fee of $1.3 million to Buxbaum and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of May 2, 2009, RVI had recorded a liability of $44.3 million for the guarantees of Filene’s Basement commitments, including but not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; $11.5 million under lease obligations; and $9.5 million under certain laws, related to certain employee benefit plans. RVI has recognized an after-tax gain of $42.2 million on the transaction as of May 2, 2009. The $42.2 million gain on the disposition of Filene’s Basement is comprised of the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees of $44.3 million, other transaction related expenses of $2.1 million and income tax expenses of $1.4 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On August 16, 2006, Filene’s Basement entered into a Promissory Note with Retail Ventures for $27.6 million, due August 16, 2013. In addition, on January 3, 2008, Filene’s Basement entered into a Promissory Note with Retail Ventures for $25.0 million, due February 1, 2013. The interest on each note between Filene’s Basement and Retail Ventures accrues at 13% per annum. The notes and related interest receivable have been fully reserved for as of May 2, 2009.

See note 15 for subsequent events discussions related to Filene’s Basement.

The following table presents the significant components of Filene’s Basement operating results included in discontinued operations:

	Three months ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Net sales	$63,351	$100,020

Loss before income taxes	$(31,195)	$(9,476)
Income tax (provision) benefit	(345)	145
Gain on sale	42,241

Gain (loss) from discontinued operations, net of tax — Filene’s Basement	$10,701	$(9,331)

The following table presents the financial classification of assets and liabilities of Filene’s Basement reflected as held for sale in the Condensed Consolidated Balance Sheets as of January 31, 2009 (in thousands):

January 31,
2009
Cash	$4,776
Accounts receivable, net	1,670
Inventories	58,384
Prepaid expenses and other	1,848

Total current assets	66,678

Property and equipment, net	33,590
Tradenames and intangibles, net	4,255
Other non current assets	948

Total non current assets	38,793

Total assets	$105,471

Accounts payable, net	$18,805
Accrued expenses	17,642
Revolving credit facility	39,583

Total current liabilities	76,030

Other non current liabilities	36,055

Total non current liabilities	36,055

Total liabilities	$112,085

As of January 31, 2009, Filene’s Basement had accumulated other comprehensive loss of $6.7 million related to the minimum pension liability.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

During the three months ended May 2, 2009 and May 3, 2008, included in income from continuing operations is stock based compensation expense of approximately $2.2 million and $1.4 million, respectively, which includes approximately $1.3 million and $1.1 million, respectively, of expenses recorded by DSW, before accounting for the noncontrolling interests.

The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the three months ended May 2, 2009 (in thousands):

Three months ended May 2, 2009	Stock Options	SARs	RSUs
Outstanding beginning of period	1,247	395	12
Granted	13
Exercised	(250)		(6)
Forfeited	(160)	(126)

Outstanding end of period	850	269	6
Exercisable end of period	800	241
Stock Options

The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 2, 2009	May 3, 2008

Assumptions:
Risk-free interest rate	1.8%	2.8%
Expected volatility of Retail Ventures common shares	80.6%	55.7%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of options granted in the three months ended May 2, 2009 and May 3, 2008 was $1.58 per share and $3.43 per share, respectively.

Stock Appreciation Rights

Expense of $0.7 million and $0.2 million was recorded in continuing operations during the three months ended May 2, 2009 and May 3, 2008, respectively, relating to SARs.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The Company’s continuing operations recorded a reduction of compensation expense of less than $0.1 million and compensation expense of less than $0.1 million related to the restricted stock units in the three months ended May 2, 2009 and May 3, 2008, respectively. The amount of restricted stock units accrued at both May 2, 2009 and January 31, 2009 was less than $0.1 million.

Restricted Shares

The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of January 31, 2009, the Company had 50,000 restricted common shares outstanding, which were all attributed to the discontinued operations. All 50,000 restricted shares were forfeited during the quarter ended May 2, 2009.

DSW Stock Compensation Plan

DSW has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 4,600,000 common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the plan), and directors of DSW. DSW stock options, RSUs and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures. During the three months ended May 2, 2009 and May 3, 2008, DSW recorded stock based compensation expense of approximately $1.3 million and $1.1 million, respectively.

The following tables summarize the activity of DSW’s stock options and RSUs for the three months ended May 2, 2009 (in thousands):

	Stock Options	RSUs
Outstanding beginning of period	2,125	226
Granted	927	176
Exercised
Forfeited	(67)	(7)

Outstanding end of period	2,985	395
Exercisable end of period	754
Stock Options

The weighted-average grant date fair value of each option granted in the three months ended May 2, 2009 and May 3, 2008 was $5.06 and $5.86 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Three months ended
	May 2, 2009	May 3, 2008
Assumptions:
Risk-free interest rate	1.9%	2.7%
Expected volatility of DSW common shares	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units

The total aggregate intrinsic value of nonvested restricted stock units at May 2, 2009 was $4.4 million. As of May 2, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.1 million with a weighted average expense recognition period remaining of 2.3 years. The weighted average exercise price for all restricted stock units is zero.

Director Stock Units

DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 2, 2009 and May 3, 2008, DSW granted 1,503 and 2,347 director stock units, respectively, and expensed less than $0.1 million in each respective three month period for these grants. As of May 2, 2009, 84,704 director stock units had been issued and no director stock units had been settled.

6.	INVESTMENTS

The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale and stated at current market value.

Short-term investments, net at May 2, 2009 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit, an auction rate security and preferred shares. DSW also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. The other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available for sale.

One auction rate security will undergo auction in November 2009. In the first quarter of fiscal year 2009, the Company recorded an additional temporary impairment of $0.2 million related to this security. The impairment recorded in the first quarter of fiscal 2009 is in addition to temporary impairments of $0.7 million recorded in fiscal 2008 related to this security. The Company believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes it has the ability to hold the security until it can recover in value. The temporary impairments are included in accumulated other comprehensive loss on the condensed consolidated balance sheets.

In March 2009, DSW received preferred shares as distributions-in-kind on two of its auction rate securities. For the first quarter of fiscal year 2009, DSW recorded other-than-temporary impairments of $0.4 million related to these preferred shares. The impairment recorded in the first quarter of fiscal year 2009 is in addition to other-than-temporary impairments of $1.1 million recorded in fiscal year 2008 related to these securities.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table discloses the major categories of the Company’s investments as of May 2, 2009 and January 31, 2009:

	Short-term		Long-term
	investments, net		investments, net
	May 2, 2009	Jan. 31, 2009	May 2, 2009	Jan. 31, 2009
	(In thousands)
Available for sale:
Tax exempt, tax advantaged and taxable bonds	$53,655	$65,829
Variable rate demand notes	13,280	16,580
Tax exempt commercial paper		2,000
Certificates of deposit	12,000	14,000
Auction rate securities	2,500	3,650		$2,400
Preferred shares	2,400
Other-than-temporary impairment	(1,529)			(1,134)
Unrealized losses included in accumulated other comprehensive loss	(904)	(655)

Total available for sale	$81,402	$101,404		$1,266

7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long term obligations of continuing operations consist of the following (in thousands):

	May 2,	January 31,
	2009	2009
Credit facilities:
Senior Loan Agreement — related parties	$250	$250
Premium Income Exchangeable Securities (“PIES”)	133,750	133,750
Discount on PIES	(5,646)	(6,174)

	128,354	127,826
Less: current maturities	(250)	(250)

Total long term obligations of continuing operations	$128,104	$127,576

Letters of credit outstanding under DSW revolving credit facility	$10,095	$17,709
Availability under DSW revolving credit facility	$139,905	$132,291
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent included in the other non-current liabilities caption, excluding discontinued operations, were $34.2 million and $33.5 million at May 2, 2009 and January 31, 2009, respectively.
Tenant and Construction Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. The unamortized allowances included in the other non-current liabilities caption, excluding discontinued operations, were $64.2 million and $63.7 million at May 2, 2009 and January 31, 2009, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Derivative Instruments
The Company has derivative instruments, warrants and the conversion feature of convertible debt, that it has issued in conjunction with past financing activities. As of May 2, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges nor has Retail Ventures entered into derivative instruments for trading purposes. FAS 133 requires recognition of all qualifying derivative instruments as either assets or liabilities on the balance sheet at fair value. Retail Ventures utilizes the Black-Scholes pricing model to compute the fair value of its derivative instruments. The Company’s derivative instruments outstanding as of May 2, 2009, are described in detail below.
$143,750,000 Premium Income Exchangeable Securities SM (PIES)
The Premium Income Exchangeable SecuritiesSM (“PIES”) bear a coupon at an annual rate of 6.625% of the principal amount and mature on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.0 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares subject to adjustment as provided in the PIES.
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with FAS 157 using level 2 inputs such as current market rates and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES. As of May 2, 2009, the discount on the PIES has a remaining amortization period of 2.4 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows:

	Three Months Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Contractual interest expense	$2,354	$2,434
Amortization of debt discount	528	525

Total interest expense	$2,882	$2,959

Effective interest rate	8.6%	8.6%
During the three months ended May 2, 2009 and May 3, 2008, the Company recorded a charge of $1.3 million and a reduction of expense of $18.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of May 2, 2009 and January 31, 2009, the fair value asset recorded for the conversion feature was $76.4 million and $77.8 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of the conversion feature of the PIES at May 2, 2009 and January 31, 2009 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	May 2, 2009	January 31, 2009
Assumptions:
Risk-free interest rate	2.5%	3.0%
Expected volatility of common shares	70.0%	58.0%
Expected option term	2.4 years	2.6 years
Expected dividend yield	0.0%	0.0%
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
The Company adopted EITF No. 07-5 during the quarter ended May 2, 2009. The adoption of EITF No. 07-5 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and will continue to be marked to market thereafter. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, the date of adoption, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of EITF No. 07-5. During the three months ended May 2, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants. The value ascribed to the VCHI Warrants was estimated to be immaterial as of May 2, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.3 years; expected volatility of 124.3% and an expected dividend yield of 0.0%.
Term Loan Warrants and Conversion Warrants
As of May 2, 2009 and January 31, 2009, the Company had outstanding 3,683,959 Term Loan Warrants and 8,333,333 Conversion Warrants (together, the “Warrants”). For the three months ended May 2, 2009 and May 3, 2008, the Company recorded a charge of less than $0.1 million and a reduction of expenses of $18.4 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants. For the three months ended May 2, 2009 and May 3, 2008, the portion of the change in the fair value of the Warrants that related to Warrants held by related parties was reductions of expenses of $0.5 million and $15.2 million, respectively. No tax benefit has been recognized in connection with these charges. These derivative instruments do not qualify for hedge accounting under FAS 133 therefore; changes in the fair values are recognized in earnings in the period of change. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company. The Term Loan Warrants expire on June 11, 2012 while the Conversion Warrants expired on June 10, 2009.
In accordance with FAS 133 and FAS 157, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value. The fair value of the Warrants was $6.3 million at both May 2, 2009 and January 31, 2009. The fair value of the portion of the Warrants held by related parties at May 2, 2009 and January 31, 2009 was $3.4 million and $3.9 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The values ascribed to the Warrants were estimated as of May 2, 2009 and January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions:

	Term Loan Warrants		Conversion Warrants
	May 2, 2009	January 31, 2009	May 2, 2009	January 31, 2009
Assumptions:
Risk-free interest rate	1.4%	1.3%	0.1%	0.3%
Expected volatility of common shares	103.6%	95.9%	124.3%	114.3%
Expected option term	3.1 years	3.4 years	0.1 years	0.4 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		May 2,	January 31,
	Balance Sheet Location	2009	2009
Warrants	Warrant liability	$(6,345)	$(6,292)
Conversion feature of long-term debt	Conversion feature of long-term debt	76,417	77,761

Total		$70,072	$71,469

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended
	May 2, 2009	May 3, 2008
Warrants	$(44)	$18,376
Conversion feature of long-term debt	(1,344)	18,792

(Expense) income related to the change in fair value of derivative instruments	$(1,388)	$37,168

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The intent of this standard is to ensure consistency and comparability in fair value measurements and enhanced disclosures regarding the measurements. This statement is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For non-financial assets and liabilities measured at fair value on a non-recurring basis, FAS 157 is effective for fiscal years beginning after November 15, 2008.

Although the adoption of this standard as of February 3, 2008 for financial assets and liabilities and as of February 1, 2009 for non-financial assets and liabilities measured on a nonrecurring basis had no impact on RVI’s financial position or results of operations, it does result in additional disclosures regarding fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, FAS 157 establishes the following three level fair value hierarchy:
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Financial assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 consisted of the following:

	Balance at
	May 2, 2009	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Cash and equivalents	$103,339	$103,339
Restricted cash	10,262	10,262
Short-term investments	81,402	871	$78,935	$1,596
Conversion feature of long-term debt	76,417		76,417

	$271,420	$114,472	$155,352	$1,596

Liabilities:
Warrant liabilities	$6,345		$6,345

	$6,345		$6,345

Cash and equivalents and restricted cash primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in less than three days. The Company’s investments in preferred shares are valued using level 1 inputs of quoted prices in active markets. The Company’s investment in an auction rate security is recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The Company’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.

See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding financial instruments and debt.

The activity related to level 3 investments for the three months ended May 2, 2009 is summarized below:

	Short-term	Long-term
	investments, net	investments, net
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of Level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(249)

Carrying value as of May 2, 2009	$1,596

When the Company received distributions-in-kind on the underlying preferred shares of its two auction rate securities, the investments were transferred out of Level 3 to Level 1 as the preferred shares can be valued using quoted prices in active markets.

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of May 2, 2009 consisted of the following:

	Balance at
	May 2, 2009	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Long-lived assets to be held and used	$417			$417

	$417			$417

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-lived assets held and used with a carrying amount of $0.8 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.4 million, which was included in earnings for the three months ended May 2, 2009. The impairment charges were recorded within the DSW segment.

The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted down at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted cash flow analysis using a discount rate determined by management.

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

The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended
	May 2, 2009	May 3, 2008
Weighted average shares outstanding	48,692	48,639
Assumed exercise of dilutive SARs		26
Assumed exercise of dilutive stock options		270
Assumed exercise of dilutive Term Loan Warrants		930
Assumed exercise of dilutive Conversion Warrants		1,757

Number of shares for computations of dilutive earnings per share	48,692	51,622

The amount of securities outstanding at May 2, 2009 and May 3, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	May 2, 2009	May 3, 2008
SARs	269	431
Stock options	826	308
VCHI Warrants	150	150
Term Loan Warrants	4,413
Conversion Warrants	8,333

Total of all potentially dilutive instruments	13,991	889

10.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated Other Comprehensive Loss” was $0.8 million and $0.7 million at May 2, 2009 and January 31, 2009, respectively. At May 2, 2009 and January 31, 2009, the Accumulated Other Comprehensive Loss primarily related to the unrealized loss on available-for-sale securities, net of income tax. For the three months ended May 2, 2009 the comprehensive loss was $41.5 million. For the three months ended May 3, 2008 the comprehensive income was $32.8 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11.	INCOME TAXES

Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of May 2, 2009 and January 31, 2009 was $57.5 million and $50.7 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 1.3% for the three month period ended May 2, 2009 reflects the impact of the change in fair value of warrants, included in book income but not tax income and an increase in valuation allowance of $6.8 million on federal and state deferred tax assets.

The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2000. The Company is currently under audit by the IRS for 2005, and there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. $1.1 million was accrued for the payment of interest and penalties at both May 2, 2009 and January 31, 2009.

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

A supplemental schedule of cash flow information is presented below (in thousands):

	Three months ended
	May 2, 2009	May 3, 2008

Cash paid during the period for:
Interest	$2,529	$2,380
Income taxes	$4,217	$171
Noncash activities:
Increase (decrease) in accounts payable and accrued expenses from asset purchases	$340	$(3,071)
13.	SEGMENT REPORTING

The Company is operated in two segments: DSW and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of the Filene’s Basement operations on April 21, 2009, the results of the previously disclosed Filene’s Basement segment are included in discontinued operations and Filene’s Basement is therefore no longer included as a reportable segment of the Company.

The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at May 2, 2009 and January 31, 2009 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to individual segments.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment information for the three months ended May 2, 2009 and May 3, 2008 and as of May 2, 2009 and January 31, 2009 (in thousands):

	DSW	Corporate	Total
Three months ended May 2, 2009
Net Sales	$385,846		$385,846
Operating profit (loss)	12,103	$(60,179)	48,076
Depreciation and amortization	11,129	145	11,274
Interest expense	183	3,032	3,215
Interest income	437	34	471
(Provision) benefit for income taxes	(4,817)	4,151	(666)

Capital expenditures	8,409		8,409

As of May 2, 2009
Total assets	753,990	121,893	875,883

Three months ended May 3, 2008
Net Sales	$366,264		$366,264
Operating profit (loss)	16,006	$37,168	53,174
Depreciation and amortization	7,498	658	8,156
Interest expense	274	3,267	3,541
Interest income	997	1,901	2,898
Provision for income taxes	(6,441)	(182)	(6,623)

Capital expenditures	19,662	9	19,671

As of January 31, 2009
Total assets	719,615	128,676	848,291
14.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of May 2, 2009, RVI had recorded an estimated maximum potential liability of $12.7 million, of which $2.6 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: guaranteed severance for certain Value City employees of $0.2 million; amounts recognized under certain income tax liabilities of approximately $5.1 million; amounts owed under certain employee benefit plans of approximately $4.1 million for the amount that may be due if the plans are not fully funded on a termination basis; approximately $0.9 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 31, 2009, RVI had recorded an estimated maximum liability of $12.9 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date. The reduction in the liability from January 31, 2009 to May 2, 2009 was primarily due to payments made and revaluation of guarantees due to the passage of time. Changes in the amount of guarantees are included in the loss from discontinued operations on the statements of operations.

As the guaranteed underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated maximum potential liability of $12.7 million. The amount of any reduction is not reasonably estimable.

As discussed above, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of May 2, 2009, RVI had recorded a liability of $44.3 million for the guarantees of Filene’s Basement commitments, of which $34.8 million was current. The guarantees of Filene’s Basement commitments included but were not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; $11.5 million under lease obligations; and $9.5 million under certain laws, related to certain employee benefit plans.

Retail Ventures has an arrangement with the lenders under the Filene’s Basement Revolving Loan, that was entered into prior to the disposition of Filene’s Basement, pursuant to which RVI has agreed to acquire a $7.5 million Last Out Participation in that secured credit agreement, which is included in the amount of the loan balance referred to above. In addition, RVI has agreed to maintain an additional $2.5 million in an account at and controlled by one of the lenders until the lenders have been paid in full. Under certain circumstances, the bank in which such funds are held would have the right to set-off this amount against RVI’s obligations under its guaranty. The aggregate $10.0 million is included in restricted cash on the condensed consolidated balance sheets.

Contractual Obligations

The Company has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated $0.2 million at May 2, 2009. In addition, DSW has signed lease agreements for seven new store locations that are expected to open over the next 18 months with annual aggregate rent of $2.0 million and average terms of approximately ten years. Associated with the new lease agreements, the Company will receive $2.7 million of construction and tenant allowances which will offset future capital expenditures.

15.	SUBSEQUENT EVENTS

On May 4, 2009, Filene’s Basement filed for bankruptcy protection. As a result of the filing, RVI has determined that the notes receivable from Filene’s Basement, the related accrued interest receivable and accounts receivable from Filene’s Basement were fully impaired and recorded bad debt expense of $57.4 million related to these assets. In addition, DSW recorded bad debt expense related to the impairment of certain accounts receivable from Filene’s Basement of $0.5 million. Therefore, included in the consolidated results of operations of RVI for the three months ended May 2, 2009, is bad debt expense of $57.9 million related to the impairment of these items.

On May 21, 2009, DSW’s shareholders approved an additional 3,000,000 common shares for issuance under the DSW 2005 Equity Incentive Plan for a total of 7,600,000 common shares.

On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance on the Non-Convertible Loan along with the related accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiary DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments. DSW is a leading United States specialty branded footwear retailer operating 303 shoe stores in 38 states as of May 2, 2009 and dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segment.
As of May 2, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.9% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.8 million on the transaction as of May 2, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, will pay a fee of $1.3 million to Buxbaum and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $42.2 million on the transaction as of May 2, 2009. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of May 2, 2009.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in each of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2009 (the “2008 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	DSW’s success in opening and operating new stores on a timely and profitable basis;

•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	the effect of bankruptcy filings made by Value City and Filene’s Basement;

•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;

•	the risk of Value City and Filene’s Basement not paying us or its other creditors, for which Retail Ventures may have some liability;

•	the impact of Value City and Filene’s Basement on our liquidity;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	the success of dsw.com;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	liquidity and investment risks related to our investments; and

•	DSW’s ability to secure additional credit upon the termination of its existing credit facility.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. As discussed in the Notes to the Consolidated Financial Statements that are included in our 2008 Annual Report, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self-insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies and litigation. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

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
•	Revenue recognition. Revenue from merchandise sales is recognized upon customer receipt of merchandise, net of returns, and excludes sales tax. Net sales also include revenues from shipping and handling while the related costs are included in cost of sales. Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift cards. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of a gift card is remote. We recognized $0.2 million and $0.1 million as miscellaneous income from gift card breakage during the three months ended May 2, 2009 and May 3, 2008, respectively.

•	Cost of sales and merchandise inventories. We use the retail method of accounting for substantially all of our merchandise inventories. Merchandise inventories are stated at the net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on our condensed consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or mark-on, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit. At May 2, 2009, the reserve to value inventory at lower of cost or market was $4.7 million. At January 31, 2009, the reserve was immaterial.

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

DSW’s investments in auction rate securities are recorded at fair value under FAS 157 using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets. DSW believes that changes in its valuation model would not result in a material change to earnings.

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

stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. We believe as of May 2, 2009 that the carrying values and useful lives of long-lived assets continue to be appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.
•	Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance by approximately $0.1 million. The self-insurance reserves, excluding discontinued operations, were $2.4 million and $2.5 million at May 2, 2009 and January 31, 2009, respectively.

•	Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 2, 2009 and January 31, 2009 was $7.7 million and $7.3 million, respectively.

•	Change in fair value of derivative instruments. In accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“FAS 133”) the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under FAS 133, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

•	Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended May 2, 2009, we increased the valuation allowance on net deferred tax assets in the amount of approximately $6.8 million which resulted from a change in deferred tax assets.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	(56.4)	(57.6)

Gross profit	43.6	42.4
Selling, general and administrative expenses	(55.7)	(38.0)
Change in fair value of derivative instruments	(0.4)	10.1

Operating (loss) profit	(12.5)	14.5
Interest expense	(0.8)	(1.0)
Interest income	0.1	0.8

Interest expense, net	(0.7)	(0.2)
Non-operating expense	(0.1)

(Loss) income from continuing operations before income taxes	(13.3)	14.3
Income tax expense	(0.2)	(1.8)

(Loss) income from continuing operations	(13.5)%	12.5%

THREE MONTHS ENDED MAY 2, 2009 COMPARED TO THREE MONTHS ENDED MAY 3, 2008
Net Sales. Net sales for the three months ended May 2, 2009 increased $19.5 million, or 5.3%, to $385.8 million compared to $366.3 million for the three months ended May 3, 2008. Comparable store sales decreased 4.7%. The following table summarizes the increase in our net sales:

Three months
ended
May 2, 2009
(in millions)
Net sales for the three months ended May 3, 2008	$366.3
Decrease in comparable store sales	(16.5)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	36.0

Net sales for the three months ended May 2, 2009	$385.8

The decrease in comparable sales was primarily a result of the continued challenging economic environment as evidenced by a decrease in units per transaction. For the first quarter of fiscal year 2009, DSW comparable store sales decreased in women’s by 4.7%, men’s by 10.2% and the athletic category by 4.0%. For accessories, DSW comparable store sales increased by 11.6% due to the performance of handbags.
Gross Profit. Total gross profit increased $13.0 million from $155.2 million for the three months ended May 3, 2008 to $168.2 million for the three months ended May 2, 2009. Gross profit increased, as a percent of net sales, from 42.4% for the three months ended May 3, 2008 to 43.6% for the three months ended May 2, 2009. The increase as a percent of net sales is primarily attributable to a decrease in markdowns.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $75.7 million from $139.2 million in the first quarter of fiscal year 2008 to $214.9 million for the first quarter of fiscal year 2009. As a percent of net sales, SG&A expense was 55.7% for the first quarter of 2009 compared to 38.0% in the comparable quarter last year.

DSW segment SG&A expense increased $16.9 million and increased as a percent of net sales for the three months ended May 2, 2009 to 40.5% compared to 38.0% for the three months ended May 3, 2008. The increase in SG&A expense as a percent of sales was primarily the result of an increase in marketing and depreciation expenses. Marketing expenses increased due to increases in media and broadcast production spending while depreciation expense increased due to significant capital investments in our store growth, dsw.com and infrastructure initiatives. As a percentage of net sales, pre-opening expenses were slightly favorable to last year.
Corporate segment SG&A expense increased $58.8 million for the three months ended May 2, 2009 compared to the three months ended May 3, 2008. The increase in SG&A expense was primarily due to the bad debt charges of $57.4 million recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009.
Change in Fair Value of Derivative Instruments. During the three months ended May 2, 2009 and May 3, 2008, the Company recorded non-cash reduction of expenses representing the changes in fair value of the Conversion Warrants and Term Loan Warrants of less than $0.1 million and $18.4 million, respectively. During the three months ended May 2, 2009 and May 3, 2008, a charge of $1.3 million and a reduction of expenses of $18.8 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
Operating (Loss) Profit. Operating loss for the quarter ended May 2, 2009 was $48.1 million compared to operating profit of $53.2 million for the quarter ended May 3, 2008, a decrease of $101.3 million. Operating loss as a percentage of net sales was 12.5% and operating profit as a percentage of net sales was 14.5% for May 2, 2009 and May 3, 2008, respectively.
The decrease in the Corporate segment operating profit for the quarter ended May 2, 2009 and May 3, 2008 is primarily due to the bad debt charges recorded on the notes and accounts receivable from Filene’s Basement partially offset by the change in fair value of derivative instruments.
Interest Expense. Interest expense for the quarter ended May 2, 2009 decreased $0.3 million to $3.2 million compared to the first quarter of fiscal year 2008.
Interest Income. Interest income decreased $2.4 million in the first quarter of fiscal year 2009 over the same period last year due primarily to the replacement of short-term investments with lower yielding money market funds and the absence of interest income from the notes receivable from the Filene’s Basement notes during fiscal year 2009.
Other-than-temporary Impairment Charge on Investments. Other-than-temporary charges on investments recorded by DSW during the first quarter of fiscal year 2009 of $0.4 million represented the other-than-temporary impairment charges related to investments in preferred shares. There were no other-than-temporary impairment charges recorded during the first quarter of fiscal year 2008.
Income Taxes. The effective tax rate for the three months ended May 2, 2009 was 1.3% compared to a 12.6% effective tax rate for the three months ended May 3, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $6.8 million on federal and state deferred tax assets.
(Loss) Income from Continuing Operations. For the first quarter of fiscal year 2009, loss from continuing operations was $51.9 million compared to income from continuing operations of $45.9 million during the first quarter of fiscal year 2008 and represents 13.5% of net sales versus 12.5% of net sales, respectively. The change in the results from continuing operations for the first quarter of fiscal year 2009 compared to the first quarter of fiscal 2008 was primarily attributable to the bad debt expense of $57.9 million recorded during the three months ended May 2, 2009 related to notes and accounts receivable from Filene’s Basement and the changes in the fair value of the derivative instruments.
Loss from Discontinued Operations — Value City. The $3.5 million, net of tax, decrease in the loss from discontinued operations — Value City is primarily due to adjustments of guarantees recorded during the three months ended May 2, 2009 compared to adjustments of the guarantees recorded during the three months ended May 3, 2008.
Gain (Loss) from Discontinued Operations — Filene’s Basement. During the quarter ended May 2, 2009, the gain from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $42.2 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the writeoff of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense, of $47.8 million in the aggregate.

The increase in the loss from the Filene’s Basement operations from $9.3 million in the first quarter of fiscal 2008 to $31.5 million in the first quarter of fiscal 2009 was primarily the result of the recording of the remaining lease costs associated with the 11 stores that closed during the first quarter of fiscal 2009.
Noncontrolling Interests. For the first quarter of fiscal year 2009, net income attributable to Retail Ventures was impacted by $2.6 million to reflect that portion of the income attributable to DSW minority shareholders.
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, DSW net sales have typically been higher in the first and third quarters, when DSW’s customers’ interest in new seasonal styles increases.
LIQUIDITY AND CAPITAL RESOURCES
Retail Ventures is reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
Our primary cash requirements for ongoing operations are for debt services plus seasonal and new store inventory purchases, capital expenditures in connection with DSW store expansion, improving our information systems, dsw.com, the remodeling of existing DSW stores and infrastructure growth. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. For DSW, their working capital and inventory levels typically build seasonally. DSW believes that they have sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from DSW operations, together with its current levels of cash and equivalents and short-term investments as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Net working capital was $295.3 million and $307.8 million at May 2, 2009 and January 31, 2009, respectively. The decrease in net working capital is primarily due to the increased liability for guarantees of discontinued operations and the decrease in short-term investments partially offset by a an increase in inventories and an increase in cash and equivalents. Current ratios at those dates were 2.3 and 2.2, respectively.
Net cash provided by operating activities from continuing operations was $6.0 million for the three months ended May 2, 2009 as compared to $7.3 million provided by operating activities from continuing operations for the three months ended May 3, 2008. The net cash provided by operating activities for the three months ended May 2, 2009 is primarily due to income from continuing operations for the period after adjusting for the non-cash depreciation expense and impairment charges on receivables from Filene’s Basement and an increase in accounts payable partially offset by the increase in inventories.
The Company paid $8.1 million during the quarter for capital expenditures which includes previous expenditures that were accrued at January 31, 2009. During the three months ended May 2, 2009 the Company had capital expenditures of $8.4 million. Of this amount, the Company incurred $4.0 million related to stores, $2.1 million related to supply chain projects and warehouses, and $2.3 million related to information technology upgrades and new systems.
DSW expects to spend approximately $35 million for capital expenditures in fiscal year 2009. The future capital expenditures will depend heavily on the number of new stores DSW opens, the number of existing stores DSW remodels, information technology and infrastructure investments and the timing of these expenditures. DSW currently plans to open approximately ten new stores in fiscal year 2009. During fiscal year 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million.
The Company maintained two separate credit facilities as of May 2, 2009: (1) a $150 million revolving credit facility under which DSW and its subsidiaries are named as co-borrowers (the “DSW Revolving Loan”); and (2) a $0.25 million senior non-convertible loan facility under which RVI is the borrower and RVI and certain of its wholly-owned subsidiaries are co-

guarantors (the “Non-Convertible Loan”). RVI also has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2001, or PIES. Collectively, the DSW Revolving Loan, the Non-Convertible Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
Under the DSW Revolving Loan, DSW and its subsidiaries are named as co-borrowers. The DSW Revolving Loan is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. In addition, if at any time DSW utilizes over 90% of DSW’s borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility document. DSW’s and its subsidiaries’ obligations under the DSW Revolving Loan are secured by a lien on substantially all of their personal property and a pledge of all of DSW’s shares of DSWSW. At May 2, 2009 and January 31, 2009, $139.9 million and $132.3 million, respectively, was available under the DSW Revolving Loan and no direct borrowings were outstanding. At May 2, 2009 and January 31, 2009, $10.1 million and $17.7 million, respectively, in letters of credit were issued and outstanding. The maturity of the DSW Revolving Loan is July 5, 2010.
$0.25 Million Senior Non-Convertible Loan
On August 16, 2006, the Non-Convertible Loan was again amended and restated whereby the Company (i) paid $49.5 million of the then aggregate $50.0 million outstanding balance, (ii) secured the remaining $0.5 million balance with cash collateral accounts, (iii) pledged DSW stock sufficient for the exercise of the Conversion Warrants, and (iv) obtained a release of the capital stock of DSW held by RVI used to secure the Non-Convertible Loan. On June 11, 2007, the outstanding principal balance of the Non-Convertible Loan of $0.25 million owed to Cerberus was prepaid, together with accrued interest thereon, when Cerberus completed the exercise of its remaining Conversion Warrants. The final maturity date of the $0.25 million Non-Convertible Loan held by SSC is the earlier of (i) June 10, 2009 or (ii) the date that the Conversion Warrants held by SSC are exercised. This loan and cash collateral was assumed by RVI in connection with the disposition of Value City on January 23, 2008. The remaining $0.25 million balance on the Non-Convertible Loan was repaid in full along with accrued interest on June 10, 2009.
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
During the three months ended May 2, 2009 and May 3, 2008, the Company recorded a charge of $1.3 million and a reduction of expenses of $18.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of May 2, 2009 and January 31, 2009, the fair value asset recorded for the conversion feature of the PIES was $76.4 million and $77.8 million, respectively.
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
As of May 2, 2009 and January 31, 2009, the amount of RVI’s guarantees of Value City commitments was $12.7 million and $12.9 million, respectively. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
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
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. As of May 2, 2009, RVI has recorded a liability of $44.3 million for the guarantees of Filene’s Basement commitments. The guarantees of Filene’s Basement commitments included but were not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; $11.5 million under lease obligations; and $9.5 million under certain laws, related to certain employee benefit plans. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.
Certain Liquidity Issues of RVI
Except as otherwise noted, the above discussion relates to the consolidated financial position of RVI. However, RVI is a holding company and has no net sales on a standalone basis and DSW has indicated that it does not intend to declare dividends for the foreseeable future. RVI also does not have any credit facilities under which it can borrow funds. RVI has continuing cash obligations in connection with its operations, including the coupon on the PIES. In addition, as indicated above, RVI has guaranteed certain obligations of Filene’s Basement and Value City. Value City filed bankruptcy on October 26, 2008 and Filene’s Basement filed bankruptcy on May 4, 2009.
Retail Ventures is reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
Contractual Obligations and Off-Balance Sheet Arrangements
During the first quarter of fiscal year 2009, we have continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. Our obligations under these commitments aggregated approximately $0.2 million at May 2, 2009. In addition, at May 2, 2009 lease agreements have been signed for seven new DSW store locations expected to open in the next 18 months, with annual aggregate rent of $2.0 million and average terms of approximately ten years. Associated with the new lease agreements, we will receive approximately $2.7 million of tenant improvement allowances which will be used to fund future capital expenditures. The Company had no capital leases outstanding as of May 2, 2009 or January 31, 2009.
The Company had no “off-balance sheet” arrangements as of May 2, 2009 and January 31, 2009 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended May 2, 2009.
In November 2008, the SEC released a proposed roadmap regarding the potential mandatory adoption of International Financial Reporting Standards (“IFRS”). Under the proposed roadmap, the Company, as an accelerated filer, may be required to prepare financial statements in accordance with IFRS as early as 2015. In 2011, the SEC will decide on the mandatory adoption of IFRS. The Company is currently investigating the implications should it be required to adopt IFRS in the future.

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
We are exposed to interest rate risk primarily through our borrowings under the DSW Revolving Loan. At May 2, 2009, there were no direct borrowings and $10.1 million of letters of credit were outstanding against these revolving credit facilities. Future borrowings, if any, would be interest at negotiated rates and would be subject to interest rate risk.
Our cash and equivalents have maturities of 90 days or less. DSW also has investments in tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit, an auction rate security and preferred shares. DSW has $12.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. DSW’s other types of short-term investments generally have interest rate reset dates of every seven days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher interest investments.
Warrants
For derivatives that are not designated as hedges under FAS 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of May 2, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges.
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
The Company adopted EITF No. 07-5 during the quarter ended May 2, 2009. The adoption of EITF No. 07-5 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and will continue to be marked to market thereafter. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, the date of adoption, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of EITF No. 07-5. During the three months ended May 2, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants. The value ascribed to the VCHI Warrants was less than $0.1 million and was estimated as of May 2, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.3 years; expected volatility of 124.3% and an expected dividend yield of 0.0%.
Term Loan Warrants and Conversion Warrants
During the three months ended May 2, 2009, the Company recorded a charge related to the change in fair value of the Term Loan Warrants and Conversion Warrants of less than $0.1 million. The $0.8 million value ascribed to the Conversion Warrants was estimated as of May 2, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.1%; expected life of 0.1 years; expected volatility of 124.3%; and an expected dividend yield of 0.0%. The Conversion Warrants expired on June 10, 2009. The $5.5 million value ascribed to the Term Loan Warrants was estimated as of May 2, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.4%; expected life of 3.1 years; expected volatility of 103.6%; and an expected dividend yield of 0.0%. The Term Loan Warrants expire on June 11, 2012. As the Term Loan Warrants and Conversion Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.

Conversion Feature of PIES
During the three months ended May 2, 2009, the Company recorded a charge related to the change in fair value of the conversion feature of the PIES of $1.3 million. As of May 2, 2009, the fair value asset recorded for the conversion feature was $76.4 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.5%; expected life of 2.4 years; expected volatility of 70.0%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of May 2, 2009, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
Item 1A. Risk Factors.
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our 2008 Annual Report, and other factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
Other than the items below and the June 10, 2009 expiration of the Conversion Warrants, there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of our 2008 Annual Report.

Risk Factors Relating to DSW
Filene’s Basement has filed for bankruptcy protection. Filene’s Basement owes DSW approximately $1.0 million as of May 2, 2009 and DSW may not be able to collect this amount. DSW has signed an agreement to provide transition services for 90 days, after which time it may not be able to allocate Filene’s Basement a portion of its expenses, which will lead to increased expense to DSW. Further, DSW is exposed to an impairment risk related to certain information technology assets if Filene’s Basement cannot reimburse DSW for related depreciation charges or arrange for the purchase of the asset.
On May 4, 2009, Filene’s Basement filed for bankruptcy protection. DSW has negotiated an agreement with Filene’s Basement to continue to provide services for 90 days, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a monthly payment.
As of May 2, 2009, Filene’s Basement owes DSW approximately $1.0 million for shoe sales and services rendered by DSW prior to the filing of bankruptcy. DSW has reserved $0.5 million of this amount, but has not reserved for any shoe sales or transition services. DSW plans on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to them. However, there is no assurance that DSW will be able to collect all or any of the amounts owed.
Further, after the end of the 90-day transition services period, DSW will no longer be able to allocate a portion of its expenses to Filene’s Basement, which will lead to increased expenses for DSW. The amount of this increased expense could be material and may have a negative impact on our results of operations and financial position.
Through the Amended and Restated Shared Services Agreement with RVI, DSW provided the cash related to capital expense for certain information technology assets for Filene’s Basement. DSW expected to recoup its expenditures by charging depreciation to Filene’s Basement based on the expected lives of the assets. DSW is exposed to the risk that Filene’s Basement may not be able to reimburse it for these expenditures which could adversely affect its financial performance. If Filene’s Basement was to liquidate or its purchaser does not buy these assets, DSW is exposed to an impairment risk related to these assets.
DSW has entered into Supply Agreements with Filene’s Basement. If Filene’s Basement were to terminate DSW’s supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on DSW’s business and financial performance.
DSW’s supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Filene’s Basement, the contractual termination date is January 2010. In addition, the agreements contain provisions that may trigger an earlier termination. In the event of the loss of Filene’s Basement leased departments, it is unlikely that DSW would be able to proportionately reduce expenses to the reduction of sales. In addition, if Filene’s Basement were to close a significant number of stores or liquidate, DSW could incur additional markdowns resulting in decreased gross profit for DSW. If Filene’s Basement were to terminate DSW’s supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on our business and financial performance.
Risk Factors Relating to Our Discontinued Operations
Filene’s Basement has been disposed of by RVI and Filene’s Basement has filed for bankruptcy protection.
On April 21, 2009, we disposed of all of the outstanding capital stock of Filene’s Basement and certain related entities. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder were immediately due and payable. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. Without additional capital, we do not believe that Filene’s Basement will be able to meet all of its obligations, some of which RVI has guaranteed or may otherwise be liable for. See “RVI may be required to satisfy its guarantee of Filene’s Basement Revolving Loan and other obligations of Filene’s Basement, which could adversely affect RVI’s liquidity.”
There are risks and uncertainties inherent in the bankruptcy of Filene’s Basement and RVI is unable to predict the precise effect of any Filene’s Basement reorganization and/or liquidation process on RVI’s operations and financial condition. Certain creditors of Filene’s Basement have asserted, and in the future additional creditors may seek to assert, claims against RVI and its subsidiaries, whether or not such claims currently exist or have any merit. To the extent such claims are successfully asserted, RVI would have to obtain funding sources to the extent cash on hand, lending facilities, cash generated from operations or other assets are insufficient to satisfy those claims. During the quarter ended May 2, 2009, RVI recorded bad debt expense of $57.9 million related to the collectability of the receivables from Filene’s Basement, however, RVI may also be required to record additional impairment charges or write-offs as a result of the bankruptcy proceeding and to incur expenses and liabilities associated with the bankruptcy proceeding. Additionally, the Filene’s Basement bankruptcy and the publicity surrounding its filing could adversely affect RVI’s and its subsidiaries’ businesses and relationships with employees, customers and suppliers. All of the foregoing circumstances or events could have an adverse impact on RVI’s financial condition and results of operations. Risks relating to RVI’s liquidity are discussed under “Certain Other Risk Factors Relating to RVI” in the 2008 Annual Report.
RVI may be required to satisfy its guarantee of the Filene’s Basement Revolving Loan and other obligations of Filene’s Basement, which could adversely affect RVI’s liquidity.
The Filene’s Basement Revolving Loan is guaranteed by RVI and certain of our wholly-owned subsidiaries. As of May 4, 2009, there were outstanding borrowings of $17.0 million, which includes direct borrowings and letters of credit, against this credit facility. Although the Revolving Loan is secured by certain assets of Filene’s Basement, there can be no assurance as to the amount that could be realized from the sale of such collateral or whether the Revolving Credit lenders would seek remedies against such collateral or would instead elect to recover from RVI under RVI’s guarantee of obligations of Filene’s Basement under the Revolving Loan. As noted above, all amounts due under the Revolving Loan have been accelerated. Under the terms of the guarantee, the lenders have the right to collect directly from RVI in this event if they choose to do so, without first seeking to collect from Filene’s Basement subject to the forbearance agreement discussed below. In addition, under its guarantee of the Revolving Loan, RVI has waived certain rights of subrogation that would otherwise entitle it to seek repayment from Filene’s Basement in the event the lenders collected directly from RVI, unless and until all liabilities to the Revolving Credit lenders have been paid in full. On April 21, 2009, the Revolving Loan lenders entered into an agreement with RVI and certain other persons pursuant to which the lenders agreed, subject to certain terms and conditions, to forbear making demand upon RVI for payment under this guarantee until the substantial completion of the sale and/or liquidation of Filene’s Basement’s business and assets. There can be no assurance that all of the terms and conditions to the forbearance agreement, some of which are not within the control of RVI, will be satisfied and, in addition, RVI does not currently have forbearance agreements with respect to certain other obligations of Filene’s Basement which RVI has guaranteed.
In addition, in February 2009, Filene’s Basement entered into an amendment to the Revolving Loan. At the same time, RVI entered into a “Last Out” participation agreement with the lenders under the Revolving Loan. The participation agreement required RVI to make an aggregate of $7.5 million available to the lenders. As a result of the acceleration of the Revolving Loan, this amount may be drawn upon by the lenders and RVI would acquire a subordinated right to repayment of any such amount; however, RVI may not recover this amount unless and until all amounts owed to the lenders under the Revolving Loan are repaid in full and certain costs and expenses of National City Business Credit, Inc. related to the Revolving Loan are reimbursed. There can be no assurance as to the amount that could be realized from the sale of collateral under the Revolving Loan. As part of the above referenced forbearance agreement, RVI has also agreed to maintain an additional $2.5 million in an account at and controlled by one of the lenders until the lenders have been paid in full. Under certain circumstances, the bank in which such funds are held would have the right to set-off this amount against RVI’s obligations under its guarantee.
RVI has also guaranteed certain other obligations of Filene’s Basement, including obligations to vendors and their factors and under lease agreements and under certain laws, it may have liabilities under certain employee benefit plans. In certain cases, the beneficiaries may seek satisfaction of such obligations from RVI without first seeking to recover from Filene’s Basement directly. Certain creditors of Filene’s Basement have demanded immediate payment and threatened to initiate collection actions against Filene’s Basement for failure to pay certain obligations when due. Certain of Filene’s Basement’s creditors have demanded payment from RVI for certain Filene’s Basement obligations guaranteed by RVI. Although pre-petition claims against Filene’s Basement are subject to the automatic stay imposed under bankruptcy law, RVI is not entitled to similar protection in respect of its guarantees of Filene’s Basement obligations.
Risks relating to RVI’s liquidity are discussed under “Certain Other Risk Factors Relating to RVI” in the 2008 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable

(b)	Use of Proceeds. Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the first quarter of the 2009 fiscal year.
We have paid no cash dividends and we do not anticipate paying cash dividends on our common shares during fiscal year 2009. Presently we expect that all of our future earnings will be retained for development of our businesses. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The DSW Revolving Loan restricts the payment of dividends by any borrower or guarantor, other than dividends paid in stock of the issuer or paid to another affiliate, and cash dividends can only be paid to Retail Ventures by any borrower or guarantor up to the aggregate amount of $5.0 million less the amount of any loans or advances made to Retail Ventures by any borrower or guarantor.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: June 16, 2009	By:	/s/ James A. McGrady
James A. McGrady
Chief Executive Officer, Chief Financial Officer, President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer