Form 10-Q
period 2009-08-01
RETAIL VENTURES INC
filed 2009-09-10
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
The number of outstanding Common Shares, without par value, as of August 31, 2009 was 48,937,729.

RETAIL VENTURES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	August 1,	January 31,
	2009	2009

ASSETS
Cash and equivalents	$58,972	$94,308
Restricted cash		261
Short-term investments, net	139,687	101,404
Accounts receivable, net	6,347	7,142
Accounts receivable from related parties, net	187	332
Inventories	264,295	244,008
Prepaid expenses and other current assets	23,418	27,249
Deferred income taxes	26,598	22,243
Current assets held for sale		66,678

Total current assets	519,504	563,625

Property and equipment, net	223,187	236,355
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,241	3,668
Conversion feature of long-term debt	68,568	77,761
Deferred income taxes		805
Other assets	5,017	6,856
Non-current assets held for sale		38,793

Total assets	$845,416	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	August 1,	January 31,
	2009	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$101,341	$93,088
Accounts payable to related parties	3,088	3,125
Accrued expenses:
Compensation	9,822	12,632
Taxes	18,658	14,857
Gift cards and merchandise credits	13,976	15,491
Guarantees from discontinued operations	5,037	2,909
Other	30,847	31,175
Warrant liability	7,184	6,292
Current maturities of long-term obligations		250
Current liabilities held for sale		76,030

Total current liabilities	189,953	255,849

Long-term obligations, net of current maturities	128,643	127,576
Long-term guarantees of discontinued operations	19,347	9,980
Other noncurrent liabilities	98,647	99,310
Deferred income taxes	24,524	29,806
Noncurrent liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,945,280 and 48,691,280, respectively	308,283	306,868
Accumulated deficit	(103,218)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(614)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	204,392	222,614
Noncontrolling interests	179,910	172,572

Total shareholders’ equity	384,302	395,186

Total liabilities and shareholders’ equity	$845,416	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$369,490	$357,175	$755,336	$723,439
Cost of sales	(210,267)	(198,515)	(427,867)	(409,613)

Gross profit	159,223	158,660	327,469	313,826
Selling, general and administrative expenses	(151,235)	(140,981)	(366,169)	(280,141)
Change in fair value of derivative instruments	(8,689)	16,733	(10,077)	53,901

Operating (loss) profit	(701)	34,412	(48,777)	87,586
Interest expense	(3,227)	(3,649)	(6,442)	(7,190)
Interest income	794	2,675	1,265	5,573

Interest expense, net	(2,433)	(974)	(5,177)	(1,617)
Non-operating income, net	528		133

(Loss) income from continuing operations before income taxes	(2,606)	33,438	(53,821)	85,969
Income tax expense	(1,763)	(7,616)	(2,429)	(14,238)

(Loss) income from continuing operations	(4,369)	25,822	(56,250)	71,731
Income from discontinued operations, net of tax — Value City	624	10,494	581	6,873
Income (loss) from discontinued operations, net of tax — Filene’s Basement	22,708	(14,628)	33,409	(23,959)

Total income (loss) from discontinued operations, net of tax	23,332	(4,134)	33,990	(17,086)

Net income (loss)	18,963	21,688	(22,260)	54,645
Less: net income attributable to the noncontrolling interests	(2,810)	(3,954)	(5,459)	(7,760)

Net income (loss) attributable to Retail Ventures, Inc.	$16,153	$17,734	$(27,719)	$46,885

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.15)	$0.45	$(1.26)	$1.31
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.15)	$0.45	$(1.26)	$1.27
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.48	$(0.08)	$0.70	$(0.35)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.48	$(0.08)	$0.70	$(0.34)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.33	$0.36	$(0.57)	$0.96
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.33	$0.36	$(0.57)	$0.93

Shares used in per share calculations:
Basic	48,934	48,675	48,813	48,657
Diluted	48,934	48,970	48,813	50,296

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(7,179)	$21,868	$(61,709)	$63,971
Discontinued operations, net of tax	23,332	(4,134)	33,990	(17,086)

Net income (loss)	$16,153	$17,734	$(27,719)	$46,885

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained				Total Accum-
				Earnings				ulated
		Common		(Accum-				Other	Non-
	Common	Shares in	Common	ulated	Treasury			Comprehen-	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		sive Loss	Interests	Total

Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$160,349	$333,272
Net income from continuing operations				63,971					7,760	71,731
Net loss from discontinued operations				(17,086)						(17,086)
Unrealized loss on available-for-sale securities, net of tax benefit of $115								(175)		(175)

Total comprehensive income										$54,470
Capital transactions of subsidiary				1,404					1,151	2,555
Stock based compensation expense, before related tax effects			685							685
Exercise of stock options	62		194							194

Balance, August 2, 2008	48,685	8	$306,133	$(82,288)	$(59)		$124	$(1,994)	$169,260	$391,176

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(61,709)					5,459	(56,250)
Net income from discontinued operations				33,990						33,990
Unrealized loss on available-for-sale securities								(74)		(74)

Total comprehensive loss										$(22,334)

Capital transactions of subsidiary				1,431					1,879	3,310
Stock based compensation expense, before related tax effects			909							909
Exercise of stock options	254		506							506
Other comprehensive income of discontinued operations								6,734		6,734
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, August 1, 2009	48,945	8	$308,283	$(103,218)	$(59)	$		$(614)	$179,910	$384,302

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 1,	August 2,
	2009	2008

Cash from operating activities:
Net (loss) income	$(22,260)	$54,645
Less: (income) loss from discontinued operations, net of tax	(33,990)	17,086

(Loss) income before discontinued operations	$(56,250)	$71,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	1,742	1,825
Stock based compensation expense	909	685
Stock based compensation expense of subsidiary	1,431	1,404
Depreciation and amortization	22,981	16,971
Change in fair value of derivative instruments	10,077	(53,901)
Deferred income taxes and other noncurrent liabilities	(15,714)	(4,221)
Impairment charges on long-lived assets	1,645	730
Non-operating income, net	(133)
Loss on disposal of assets	271	301
Impairment charges on receivables from Filene’s Basement	57,864
Other	1,879	1,226
Change in working capital, assets and liabilities:
Accounts receivable	1,681	6,188
Inventories	(20,287)	(24,832)
Prepaid expenses and other current assets	3,729	(1,221)
Accounts payable	7,163	11,535
Proceeds from lease incentives	4,867	10,416
Accrued expenses	(11,656)	(1,342)

Net cash provided by operating activities from continuing operations	12,199	37,495
Net cash provided by (used in) operating activities from discontinued operations	20,563	(9,748)

Cash flows from investing activities:
Cash paid for property and equipment	(11,094)	(42,609)
Purchases of available-for-sale investments	(109,313)	(107,639)
Maturities and sales from available-for-sale investments	77,530	110,618
Purchases of held-to-maturity investments	(5,175)	(2,000)
Transfer of cash from restricted cash	10,261
Transfer of cash to restricted cash	(10,000)

Net cash used in investing activities from continuing operations	(47,791)	(41,630)
Net cash used in investing activities from discontinued operations	(158)	(988)

Cash flows from financing activities:
Payment of current maturities on long-term obligations	(250)
Proceeds from exercise of stock options	506	194

Net cash provided by financing activities from continuing operations	256	194
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	12,500
Net decrease in cash and equivalents from continuing operations	$(35,336)	$(3,941)
Cash and equivalents from continuing operations, beginning of period	94,308	107,260

Cash and equivalents from continuing operations, end of period	$58,972	$103,319
Net (decrease) increase in cash and equivalents from discontinued operations	$(4,776)	$1,764
Cash and equivalents from discontinued operations, beginning of period	4,776	5,691

Cash and equivalents from discontinued operations, end of period	$	$7,455

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer. As of August 1, 2009, DSW operated a total of 306 stores located throughout the United States and dsw.com. DSW also supplies shoes, under supply arrangements, for 358 locations for four retailers in the United States. The Corporate segment consists of all revenue and expenses that are not allocated to the other segment.
As of August 1, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.8% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.2 million on the transaction as of August 1, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in the quarter ended August 1, 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of August 1, 2009, the Company is still providing Value City with limited transition services.
On April 21, 2009, Retail Ventures entered into and consummated the transactions contemplated by a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $64.9 million on the transaction as of August 1, 2009. As a result of the disposition, Filene’s Basement is no longer a related party of Retail Ventures. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of August 1, 2009, the Company is still providing transition services to Syms.
DSW. DSW is a leading U.S. specialty branded footwear retailer operating stores in 39 states as of August 1, 2009. Its stores offer a remarkable selection of better-branded dress, casual and athletic footwear for women and men. As of August 1, 2009, DSW, pursuant to supply agreements, operated 269 leased shoe departments for Stein Mart, Inc., 65 for Gordmans, Inc., 23 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the six months ended August 1, 2009, DSW opened eight new DSW stores, ceased operations in 20 leased departments and added one new leased department.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the other segment, debt related expenses and income on investments.
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
Allowance for Doubtful Accounts — The Company monitors its exposure for losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of August 1, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $6.7 million and $1.2 million, respectively. The increase in the allowance is primarily related to allowances recorded related to receivables from liquidating Filene’s Basement. In addition, during the quarter ended May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from liquidating Filene’s Basement.
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
Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Tradenames and Other Intangible Assets, net — Tradenames and other intangible assets are comprised of values assigned to names the Company acquired and leases acquired. The accumulated amortization for these assets is $9.7 million and $9.2 million at August 1, 2009 and January 31, 2009, respectively.
The asset value and accumulated amortization of intangible assets is as follows:

	August 1,	January 31,
	2009	2009
	(in thousands)
Not subject to amortization
Domain names	$21	$21

Subject to amortization
Tradenames:
Gross asset	$12,750	$12,750
Accumulated amortization	(9,563)	(9,138)

Subtotal	$3,187	$3,612

Favorable leases:
Gross asset	$140	$140
Accumulated amortization	(107)	(105)

Subtotal	$33	$35

Tradenames and other intangible assets, net	$3,241	$3,668

Amortization expense for each of the three and six months ended August 1, 2009 and August 2, 2008 was $0.2 million and $0.4 million, respectively. Amortization associated with the net carrying amount of intangible assets at August 1, 2009 is estimated to be $0.5 million for the remainder of fiscal year 2009, $0.9 million in each of fiscal years 2010 through 2012 and $0.2 million in fiscal year 2013.
Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of August 1, 2009 and January 31, 2009 was $7.8 million and $7.3 million, respectively.
Noncontrolling Interests — During both the three and six months ended August 1, 2009 and August 2, 2008, there was an immaterial impact to the net income (loss) attributed to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants. The Company granted 43,627 director stock units and 45,130 director stock units during the three and six months ended August 1, 2009, respectively and granted 38,882 and 41,229 during the three and six months ended August 2, 2008, respectively.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during each of the three months ended August 1, 2009 and August 2, 2008 and recognized $0.4 million and $0.3 million as miscellaneous income from gift card breakage during the six months ended August 1, 2009 and August 2, 2008, respectively.
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
Subsequent Events — The Company has evaluated subsequent events through September 10, 2009, the date the Company’s financial statements were issued.
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
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). This statement establishes enhanced disclosures about the entity’s derivative and hedging activities. This statement was effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of FAS 161 during the first quarter of fiscal year 2009 resulted in enhanced disclosure regarding the Company’s derivative instruments. See note 7 for additional information regarding Retail Ventures’ derivative instruments.
In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). This Issue was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133, Accounting for Derivatives and Hedging Activities (“FAS 133”), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 during the first quarter of fiscal year 2009 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liability within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and continued to be marked to market through their expiration date.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The adoption of FSP 157-4 during the second quarter of fiscal year 2009 did not have an impact on the Company’s consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. FSP 115-2 replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FSP 115-2 during the second quarter of fiscal year 2009 did not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim consolidated financial statements. The adoption of FSP 107-1 during the second quarter of fiscal year 2009 did not have a significant impact on the consolidated financial statements.
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement should not result in significant changes in the subsequent events the entity reports, either through recognition or disclosure, in its financial statements. FAS 165 is effective for interim periods or fiscal years ending after June 15, 2009. The adoption of FAS 165 during the second quarter of fiscal year 2009 did not have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140, (“FAS 166”). This Statement eliminates the concept of a qualifying special-purpose entity from Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, (“FAS 140”) and removes the exception from applying FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN 46(R)”) to qualifying special-purpose entities. FAS 166 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and will not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), (“FAS 167”). The Statement requires ongoing assessments using a primarily qualitative approach rather than the quantitative-based risks and rewards calculation in determining which entity has a controlling interest in a variable interest entity. In addition, an additional reconsideration assessment should be completed when an event causes a change in facts or circumstances. Lastly, the Statement requires additional disclosures about an entity’s involvement in variable interest entities. FAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and will not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued the FASB Statement No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). The Codification will be the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. The adoption of FAS 168 will not have an impact on the Company’s financial position or results of operations. Upon adoption of FAS 168, references within financial statement disclosures will be modified to reference the Codification.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4.	DISCONTINUED OPERATIONS
Value City
As mentioned above, on January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in the quarter ended August 1, 2009. Retail Ventures received no net cash proceeds from the sale and paid a fee of $500,000 to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $76.2 million as of August 1, 2009, including a decrease in the loss of $0.6 million recognized in the six months ended August 1, 2009. The decrease in the loss consisted primarily of revaluations of the liabilities due to the passage of time for the guarantees recorded by Retail Ventures. As of August 1, 2009, Retail Ventures is still providing Value City with limited transition services.
Filene’s Basement
As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of August 1, 2009, RVI had recorded a liability of $12.0 million for the guarantees of Filene’s Basement commitments, including but not limited to $2.5 million under lease obligations related to leases not assumed by New Filene’s Basement and $9.5 million under certain laws, related to certain employee benefit plans. RVI has recognized an after-tax gain of $64.9 million on the transaction as of August 1, 2009. The $64.9 million gain on the disposition of Filene’s Basement is comprised of the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees of $12.0 million, other transaction related expenses of $3.1 million, impairment charges of $1.8 million and income tax expenses of $1.8 million.
On August 16, 2006, Filene’s Basement entered into a Promissory Note with Retail Ventures for $27.6 million, due August 16, 2013. In addition, on January 3, 2008, Filene’s Basement entered into a Promissory Note with Retail Ventures for $25.0 million, due February 1, 2013. The interest on each note between Filene’s Basement and Retail Ventures accrues at 13% per annum. The notes and related interest receivable were fully reserved for during the quarter ended May 2, 2009.
On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. As a result of the filing, RVI has determined that the notes receivable from liquidating Filene’s Basement, the related accrued interest receivable and accounts receivable from liquidating Filene’s Basement were fully impaired and recorded bad debt expense of $57.4 million related to these assets. In addition, DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.5 million. Therefore, included in the consolidated results of operations of RVI for the six months ended August 1, 2009, is bad debt expense of $57.9 million related to the impairment of these items.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations. As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations.

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Net sales		$102,611	$63,351	$202,631

Loss before income taxes		$(14,563)	$(31,195)	$(24,038)
Income tax (provision) benefit		(65)	(345)	79
Gain on sale	$22,708		64,949

Income (loss) from discontinued operations, net of tax — Filene’s Basement	$22,708	$(14,628)	$33,409	$(23,959)

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
Retail Ventures Stock Compensation Plans
The Company has an Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) that provides for the issuance of equity awards covering up to 13.0 million common shares, including stock options, stock appreciation rights and restricted stock, to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and non-employee directors of Retail Ventures. Options granted under the plan generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.
The Company has an Amended and Restated 1991 Stock Option Plan that provided for the grant of equity awards covering up to 4.0 million common shares. Options granted under the plan are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.
During the six months ended August 1, 2009 and August 2, 2008, included in income from continuing operations is stock based compensation expense of approximately $4.2 million and $3.2 million, respectively, which includes approximately $2.9 million and $2.0 million, respectively, of expenses recorded by DSW, before accounting for the noncontrolling interests.
The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the six months ended August 1, 2009 (in thousands):

Six months ended August 1, 2009	Stock Options	SARs	RSUs
Outstanding beginning of period	1,247	395	12
Granted	25
Exercised	(254)		(6)
Forfeited	(200)	(164)

Outstanding end of period	818	231	6
Exercisable end of period	768	209
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six months ended
	August 1, 2009	August 2, 2008
Assumptions:
Risk-free interest rate	1.9%	2.8%
Expected volatility of Retail Ventures common shares	83.3%	55.9%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of options granted in the three months ended August 1, 2009 and August 2, 2008 was $1.96 per share and $2.71 per share, respectively, and for the six months ended August 1, 2009 and August 2, 2009 was $1.77 per share and $3.31 per share, respectively.
Stock Appreciation Rights
Expense of $0.7 million and $0.6 million was recorded in continuing operations during the six months ended August 1, 2009 and August 2, 2008, respectively, relating to SARs.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The Company’s continuing operations recorded a reduction of compensation expense of less than $0.1 million and compensation expense of $0.1 million related to the restricted stock units in the six months ended August 1, 2009 and August 2, 2008, respectively. The amount of restricted stock units accrued at both August 1, 2009 and January 31, 2009 was less than $0.1 million.
Restricted Shares
The Company issues restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions expiring over various periods ranging from three to five years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of January 31, 2009, the Company had 50,000 restricted common shares outstanding, which were all attributed to the discontinued operations. All 50,000 restricted shares were forfeited during the quarter ended May 2, 2009.
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the Plan) and directors of DSW. DSW stock options, RSUs and director stock units are not included in the number of shares used in the basic or dilutive calculation of earnings per share of Retail Ventures. During the six months ended August 1, 2009 and August 2, 2008, DSW recorded stock based compensation expense of approximately $2.9 million and $2.0 million, respectively.
The following tables summarize the activity of DSW’s stock options and RSUs for the six months ended August 1, 2009 (in thousands):

	Stock Options	RSUs
Outstanding beginning of period	2,125	226
Granted	934	177
Exercised		(73)
Forfeited	(304)	(58)

Outstanding end of period	2,755	272
Exercisable end of period	895
Stock Options
The weighted-average grant date fair value of each option granted in the three months ended August 1, 2009 and August 2, 2008 was $6.42 and $6.10 per share, respectively, and for the six months ended August 1, 2009 and August 2, 2009 was $5.07 per share and $5.88 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Six months ended
	August 1, 2009	August 2, 2008
Assumptions:
Risk-free interest rate	1.9%	2.7%
Expected volatility of DSW common shares	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The total aggregate intrinsic value of nonvested restricted stock units at August 1, 2009 was $3.7 million. As of August 1, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.7 million with a weighted average expense recognition period remaining of 2.0 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended August 1, 2009 and August 2, 2008, DSW granted 45,130 and 41,229 director stock units, respectively, and expensed $0.6 million in each respective three and six month period for these grants. As of August 1, 2009, 128,331 director stock units had been issued and no director stock units had been settled.
6.      INVESTMENTS
The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. As of August 1, 2009, the Company had held-to-maturity investments of $5.2 million in tax exempt term notes that will mature in the third quarter of fiscal 2009. All other investments are classified as available-for-sale and stated at current market value.
Short-term investments, classified as available-for-sale, as of August 1, 2009 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and an auction rate security. The Company also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. The other types of short-term investments generally have interest reset dates of every 3 to 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available-for-sale.
For the six months ended August 1, 2009, the Company recorded a net temporary impairment of less than $0.1 million related to its auction rate security. In the second quarter of fiscal 2009, the Company recorded an unrealized gain of $0.2 million related to this security. The net impairment recorded during the six months ended August 1, 2009 is in addition to temporary impairments of $0.7 million recorded in fiscal 2008 related to this security. The Company believes the impairment is temporary as the security is a perpetual preferred security that possesses certain debt-like characteristics and the Company believes it has the ability to hold the security until it can recover its value.
In the first quarter of fiscal 2009, the Company received preferred shares as distributions-in-kind on two of its auction rate securities. The Company sold these preferred shares during the second quarter of fiscal 2009 for a realized gain of $0.5 million, excluding the other-than-temporary impairments recorded in fiscal 2008 and the first quarter of fiscal 2009.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table discloses the major categories of the Company’s investments as of August 1, 2009 and January 31, 2009:

	Short-term		Long-term
	investments, net		investments, net
	August 1,	Jan. 31,	August 1,	Jan. 31,
	2009	2009	2009	2009
	(in thousands)
Available for sale:
Tax exempt, tax advantaged and taxable bonds	$106,186	$65,829
Variable rate demand notes	13,555	16,580
Tax exempt commercial paper		2,000
Certificates of deposit	13,000	14,000
Auction rate securities	2,500	3,650		$2,400
Other-than-temporary impairment				(1,134)
Unrealized losses included in accumulated other comprehensive loss	(729)	(655)

Total available for sale	$134,512	$101,404		$1,266

Held-to-maturity:
Tax exempt term notes	$5,175

Total investments	$139,687	$101,404		$1,266

7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long-term obligations of continuing operations consist of the following (in thousands):

	August 1,	January 31,
	2009	2009
Credit facilities:
Senior Loan Agreement — related parties		$250
Premium Income Exchangeable Securities (“PIES”)	$133,750	133,750
Discount on PIES	(5,107)	(6,174)

	128,643	127,826
Less: current maturities		(250)

Total long term obligations of continuing operations	$128,643	$127,576

Letters of credit outstanding under DSW revolving credit facility	$20,228	$17,709
Availability under DSW revolving credit facility	$129,772	$132,291

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the DSW Revolving Loan on a long-term basis. As of August 1, 2009 and January 31, 2009, there were no outstanding borrowings and there was availability under the facility of $129.8 million and $132.3 million, respectively. DSW had outstanding letters of credit of $20.2 million and $17.7 million, respectively, as of August 1, 2009 and January 31, 2009.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The amounts of deferred rent included in the other non-current liabilities caption, excluding discontinued operations, were $34.2 million and $33.5 million at August 1, 2009 and January 31, 2009, respectively.
Tenant and Construction Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. The unamortized allowances included in the other non-current liabilities caption, excluding discontinued operations, were $62.1 million and $63.7 million at August 1, 2009 and January 31, 2009, respectively.
Derivative Instruments
The Company has derivative instruments, warrants and the conversion feature of convertible debt, that it has issued in conjunction with past financing activities. As of August 1, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges nor has Retail Ventures entered into derivative instruments for trading purposes. FAS 133 requires recognition of all qualifying derivative instruments as either assets or liabilities on the balance sheet at fair value. Retail Ventures utilizes the Black-Scholes pricing model to compute the fair value of its derivative instruments. The Company’s derivative instruments outstanding as of August 1, 2009, are described in detail below.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with FAS 157 using level 2 inputs such as current market rates and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES. As of August 1, 2009, the discount on the PIES has a remaining amortization period of 2.1 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows:

	Six months ended
	August 1, 2009	August 2, 2008
	(in thousands)
Contractual interest expense	$4,709	$4,788
Amortization of debt discount	$1,067	$1,151

Total interest expense	$5,776	$5,939

Effective interest rate	8.6%	8.6%
During the three and six months ended August 1, 2009, the Company recorded a charge of $7.8 million and $9.2 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and six months ended August 2, 2008, the Company recorded a reduction of expenses of $8.0 million and $26.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of August 1, 2009 and January 31, 2009, the fair value asset recorded for the conversion feature was $68.6 million and $77.8 million, respectively.
The fair value of the conversion feature of the PIES at August 1, 2009 and January 31, 2009 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	August 1, 2009	January 31, 2009
Assumptions:
Risk-free interest rate	1.9%	3.0%
Expected volatility of common shares	71.5%	58.0%
Expected option term	2.1 years	2.6 years
Expected dividend yield	0.0%	0.0%
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (“the VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in the quarter ended August 1, 2009.
The Company adopted EITF No. 07-5 during the quarter ended May 2, 2009. The adoption of EITF No. 07-5 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, the date of adoption, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of EITF No. 07-5. During the three and six months ended August 1, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Term Loan Warrants and Conversion Warrants
As of August 1, 2009, the Company had outstanding 3,683,959 Term Loan Warrants and no Conversion Warrants (together, the “Warrants”). As of January 31, 2009, the Company had outstanding 3,683,959 Term Loan Warrants and 8,333,333 Conversion Warrants. On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance on the Non-Convertible Loan along with the related accrued interest. The Term Loan Warrants expire on June 11, 2012.
For the three and six months ended August 1, 2009, the Company recorded a charge for the change in the fair value of the Warrants of $0.8 million and $0.9 million, respectively, of which the portion held by related parties was a reduction of expenses of less than $0.1 million and $0.6 million, respectively. For the three and six months ended August 2, 2008, the Company recorded a reduction of expenses for the change in the fair value of the Warrants of $8.7 million and $27.1 million, respectively, of which the portion held by related parties was a reduction of expenses of $7.3 million and $22.5 million, respectively. No tax benefit has been recognized in connection with these charges. These derivative instruments do not qualify for hedge accounting under FAS 133 therefore; changes in the fair values are recognized in earnings in the period of change. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
In accordance with FAS 133 and FAS 157, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value.
The fair value of the Term Loan Warrants was $7.2 million, of which the portion held by related parties was $3.4 million at August 1, 2009. The fair value of the Term Loan Warrants and Conversion Warrants was $6.3 million, of which the portion held by related parties was $3.9 million at January 31, 2009.
The values ascribed to the Term Loan Warrants were estimated as of August 1, 2009 and the values ascribed to the Term Loan Warrants and Conversion Warrants as of January 31, 2009 were estimated using the Black-Scholes Pricing Model with the following assumptions. As previously noted, the Conversion Warrants expired on June 10, 2009.

			Conversion
	Term Loan Warrants		Warrants
	August 1, 2009	January 31, 2009	January 31, 2009
Assumptions:
Risk-free interest rate	1.6%	1.3%	0.3%
Expected volatility of common shares	106.5%	95.9%	114.3%
Expected option term	2.9 years	3.4 years	0.4 years
Expected dividend yield	0.0%	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		August 1,	January 31,
	Balance Sheet Location	2009	2009
Warrants	Warrant liability	$(7,184)	$(6,292)
Conversion feature of long-term debt	Conversion feature of long-term debt	68,568	77,761

Total		$61,384	$71,469

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended		Six months ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Warrants	$(840)	$8,740	$(884)	$27,116
Conversion feature of long-term debt	(7,849)	7,993	(9,193)	26,785

(Expense) income related to the change in fair value of derivative instruments	$(8,689)	$16,733	$(10,077)	$53,901

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, the Company classifies its fair value measurements under the following fair value hierarchy:
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

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of August 1, 2009 consisted of the following:

	Balance at
	August 1, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and equivalents	$58,972	$58,972
Short-term investments	139,687		$137,916	$1,771
Conversion feature of long-term debt	68,568		68,568

	$267,227	$58,972	$206,484	$1,771

Liabilities:
Warrant liabilities	$7,184		$7,184

	$7,184		$7,184

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that settle in fewer than three days. The Company’s investment in an auction rate security is recorded at fair value using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The Company’s other types of investments and derivative instruments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.
See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding long-term obligations.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The activity related to level 3 investments for the six months ended August 1, 2009 is summarized below:

	Short-term	Long-term
	investments,	investments,
	net	net
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of Level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(74)

Carrying value as of August 1, 2009	$1,771

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of August 1, 2009 consisted of the following:

	Balance at
	August 1, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Long-lived assets to be held and used	$398			$398

	$398			$398

Long-lived assets to be held and used with a carrying amount of $2.0 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $1.6 million, which was included in earnings for the six months ended August 1, 2009.
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in cost of sales. The impairment charges were recorded within the DSW reportable segment.
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
The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended		Six months ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Weighted average shares outstanding	48,934	48,675	48,813	48,657
Assumed exercise of dilutive SARs		1		13
Assumed exercise of dilutive stock options		154		212
Assumed exercise of dilutive Term Loan Warrants		48		490
Assumed exercise of dilutive Conversion Warrants		92		924

Number of shares for computations of dilutive earnings per share	48,934	48,970	48,813	50,296

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The amount of securities outstanding at August 1, 2009 and August 2, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	August 1, 2009	August 2, 2008
SARs	231	364
Stock options	759	369
VCHI Warrants		150
Term Loan Warrants	3,684

Total of all potentially dilutive instruments	4,674	883

10.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated Other Comprehensive Loss” was $0.6 million and $0.7 million at August 1, 2009 and January 31, 2009, respectively. At August 1, 2009 and January 31, 2009, the Accumulated Other Comprehensive Loss primarily related to the unrealized loss on available-for-sale securities, net of income tax. For the six months ended August 1, 2009 the comprehensive loss was $22.3 million. For the six months ended August 2, 2008 the comprehensive income was $54.5 million.
11.	INCOME TAXES
Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of August 1, 2009 and January 31, 2009 was $54.1 million and $50.7 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of negative 4.5% for the six month period ended August 1, 2009 reflects the impact of the change in fair value of warrants, included in book income but not tax income and an increase in valuation allowance of $3.4 million on federal and state deferred tax assets.
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
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. $1.2 million and $1.1 million was accrued for the payment of interest and penalties at August 1, 2009 and January 31, 2009, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information is presented below (in thousands):

	Six months ended
	August 1, 2009	August 2, 2008
Cash paid during the period for:
Interest	$4,762	$4,762
Income taxes	$7,323	$13,096
Noncash activities:
Decrease in accounts payable and accrued expenses from asset purchases	$(1,840)	$(6,295)
13.	SEGMENT REPORTING
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
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at August 1, 2009 and January 31, 2009 is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the other segment.
The tables below present segment information for the three and six months ended August 1, 2009 and August 2, 2008 and as of August 1, 2009 and January 31, 2009 (in thousands):

	DSW	Corporate	Total
Three months ended August 1, 2009
Net Sales	$369,490		$369,490
Operating profit (loss)	11,361	$(12,062)	(701)
Depreciation and amortization	11,595	112	11,707
Interest expense	188	3,039	3,227
Interest income	766	28	794
Provision for income taxes	(4,900)	3,137	(1,763)

Capital expenditures	4,731		4,731

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Corporate	Total
Three months ended August 2, 2008
Net Sales	$357,175		$357,175
Operating profit	17,679	$16,733	34,412
Depreciation and amortization	8,213	602	8,815
Interest expense	304	3,345	3,649
Interest income	724	1,951	2,675
Provision for income taxes	(7,142)	(474)	(7,616)

Capital expenditures	24,264	2	24,266

Six months ended August 1, 2009
Net Sales	$755,336		$755,336
Operating profit (loss)	23,464	$(72,241)	(48,777)
Depreciation and amortization	22,724	257	22,981
Interest expense	371	6,071	6,442
Interest income	1,203	62	1,265
Provision benefit for income taxes	(9,717)	7,288	(2,429)

Capital expenditures	13,140		13,140

Six months ended August 2, 2008
Net Sales	$723,439		$723,439
Operating profit	33,685	$53,901	87,586
Depreciation and amortization	15,711	1,260	16,971
Interest expense	578	6,612	7,190
Interest income	1,721	3,852	5,573
Provision for income taxes	(13,583)	(655)	(14,238)

Capital expenditures	43,926	11	43,937

As of August 1, 2009
Total assets	$746,820	$98,596	$845,416

As of January 31, 2009
Total assets	$719,615	$128,676	$848,291
14.	COMMITMENTS AND CONTINGENCIES
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
As of August 1, 2009, RVI had recorded an estimated potential liability of $12.4 million, of which $2.5 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: guaranteed severance for certain Value City employees of $0.1 million; amounts recognized under certain income tax liabilities of approximately $5.1 million; amounts owed under certain employee benefit plans of approximately $4.0 million for the amount that may be due if the plans are not fully funded on a termination basis; approximately $0.8 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 31, 2009, RVI had recorded an estimated liability of $12.9 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date. The reduction in the liability from January 31, 2009 to August 1, 2009 was primarily due to payments made and revaluation of guarantees due to the passage of time. Changes in the amount of guarantees are included in the loss from discontinued operations on the statements of operations.
If the underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated potential liability of $12.4 million. The amount of any reduction is not reasonably estimable.
As discussed above, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of August 1, 2009, RVI had recorded a liability of $12.0 million for the guarantees of Filene’s Basement commitments, related to leases not assumed by New Filene’s Basement, of which $2.5 million was current. The guarantees of Filene’s Basement commitments included but were not limited to $2.5 million under lease obligations and $9.5 million under certain laws, related to certain employee benefit plans.
If the underlying obligations are paid down or otherwise liquidated by Filene’s Basement, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated potential liability of $12.0 million. The amount of any reduction is not reasonably estimable.
Contractual Obligations
The Company has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated $0.1 million at August 1, 2009. In addition, DSW has signed lease agreements for three new store locations that are expected to open over the next 18 months, with total annual rent of approximately $0.9 million. Associated with the new lease agreements, the Company will receive $1.2 million of construction and tenant allowances which will offset future capital expenditures.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments. DSW is a leading U.S. branded footwear specialty retailer operating 306 shoe stores in 39 states as of August 1, 2009 and dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the other segment.
As of August 1, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.8% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.2 million on the transaction as of August 1, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in the quarter ended August 1, 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of August 1, 2009, the Company is still providing Value City with limited transition services.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $64.9 million on the transaction as of August 1, 2009. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company will provide transition services to Syms in exchange for payment.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of August 1, 2009.

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
•	our ability to manage and enhance liquidity;
•	DSW’s success in opening and operating new stores on a timely and profitable basis;
•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable store sales and quarterly financial performance;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City Department Stores
•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;
•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;
•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;
•	the impact of Value City and Filene’s Basement on our liquidity;
•	disruption of our distribution operations;
•	our dependence on DSW for key services;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	declining general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	the success of dsw.com;
•	lease of an office facility;
•	liquidity and investment risks related to our investments; and
•	DSW’s ability to secure additional credit upon the termination of its existing credit facility.
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
•
Revenue recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales. Revenue from gift card is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during each of the three months ended August 1, 2009 and August 2, 2008, and the Company recognized $0.4 million and $0.3 million as miscellaneous income from gift card breakage during the six months ended August 1, 2009 and August 2, 2008.

•
Cost of sales and merchandise inventories. Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the condensed consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts, or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.

•
Investments. DSW determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. As of August 1, 2009, the Company had held-to-maturity investments of $5.2 million in tax exempt term notes that will mature in the third quarter of fiscal 2009. All other investments are classified as available-for-sale and stated at current market value.

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

•
Asset impairment and long-lived assets. The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset is considered impaired when the carrying value of the asset exceeds the expected future cash flows from the asset. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. We believe as of August 1, 2009 that the carrying values and useful lives of long-lived assets continue to be appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance by approximately $0.1 million. The self-insurance reserves, excluding discontinued operations, were $2.6 million and $2.5 million at August 1, 2009 and January 31, 2009, respectively.

•
Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which must be redeemed within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of August 1, 2009 and January 31, 2009 was $7.8 million and $7.3 million, respectively.

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

•
Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended August 1, 2009, we increased the valuation allowance on net deferred tax assets in the amount of approximately $3.4 million which resulted from a change in deferred tax assets.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(56.9)	(55.6)	(56.6)	(56.6)

Gross profit	43.1	44.4	43.4	43.4
Selling, general and administrative expenses	(40.9)	(39.5)	(48.5)	(38.7)
Change in fair value of derivative instruments	(2.3)	4.7	(1.4)	7.4

Operating (loss) profit	(0.1)	9.6	(6.5)	12.1
Interest expense	(0.9)	(1.0)	(0.9)	(1.0)
Interest income	0.2	0.7	0.2	0.8

Interest expense, net	(0.7)	(0.3)	(0.7)	(0.2)
Non-operating income, net	0.1

(Loss) income from continuing operations before income taxes	(0.7)	9.3	(7.2)	11.9
Income tax expense	(0.5)	(2.1)	(0.3)	(2.0)

(Loss) income from continuing operations	(1.2)%	7.2%	(7.5)%	9.9%

THREE MONTHS ENDED AUGUST 1, 2009 COMPARED TO THREE MONTHS ENDED AUGUST 2, 2008
Net Sales. Net sales for the three months ended August 1, 2009 increased $12.3 million, or 3.4%, to $369.5 million compared to $357.2 million for the three months ended August 2, 2008. The following table summarizes the increase in our net sales:

Three months ended
August 1, 2009
(in millions)
Net sales for the three months ended August 2, 2008	$357.2
Decrease in comparable store sales	(9.8)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	22.1

Net sales for the three months ended August 1, 2009	$369.5

The decrease in comparable store sales was primarily a result of the continued challenging economic environment, as evidenced by the decrease in traffic and units per transaction.
DSW comparable store sales decreased in women’s by 2.4%, men’s by 10.0% and the athletic category by 1.8%. For accessories, DSW comparable store sales increased by 12.2% primarily due to our handbag initiative.

Gross Profit. Total gross profit increased $0.5 million from $158.7 million for the three months ended August 2, 2008 to $159.2 million for the three months ended August 1, 2009. Gross profit decreased, as a percent of net sales, from 44.4% for the three months ended August 2, 2008 to 43.1% for the three months ended August 1, 2009. The decrease in gross profit, as a percentage of sales, was primarily a result of a shift in clearance markdown activity related to mid-season promotional sales.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $10.2 million from $141.0 million in the second quarter of fiscal year 2008 to $151.2 million for the second quarter of fiscal year 2009. As a percent of net sales, SG&A expense was 40.9% for the second quarter of 2009 compared to 39.5% in the comparable quarter last year.
DSW segment SG&A expense increased $6.9 million and increased as a percent of net sales for the three months ended August 1, 2009 to 40.0% compared to 39.5% for the three months ended August 2, 2008. Store and home office expenses decreased as a percentage of net sales and were offset by increases in marketing and depreciation as a percentage of net sales. Marketing expenses as a percentage of net sales increased by 80 basis points due to increases in media spending and expenses related to our DSW Rewards program. Depreciation expense increased 80 basis points due to significant capital investments in our store growth, dsw.com and system initiatives over the previous two years.
Corporate segment SG&A expense increased $3.3 million for the three months ended August 1, 2009 compared to the three months ended August 2, 2008. The increase in SG&A expense was due to expenses no longer being allocated to Filene’s Basement. Expenses were allocated to Filene’s Basement through the date of sale in April 2009.
Change in Fair Value of Derivative Instruments. During the three months ended August 1, 2009 and August 2, 2008, the Company recorded a non-cash charge of $0.8 million and a reduction of expenses of $8.7 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the three months ended August 1, 2009 and August 2, 2008, a charge of $7.8 million and a reduction of expenses of $8.0 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating (Loss) Profit. Operating loss for the quarter ended August 1, 2009 was $0.7 million compared to operating profit of $34.4 million for the quarter ended August 2, 2008, a decrease of $35.1 million. Operating loss, as a percentage of net sales, for the quarter ended August 1, 2009 was 0.1% compared to operating profit, as a percentage of net sales, for the quarter ended August 2, 2008 of 9.6%.
The decrease in the Corporate segment operating profit for the quarter ended August 1, 2009 and August 2, 2008 is primarily due to the charges related to the change in fair value of derivative instruments.
Interest Expense. Interest expense for the quarter ended August 1, 2009 decreased $0.4 million to $3.2 million compared to the second quarter of fiscal year 2008.
Interest Income. Interest income decreased $1.9 million in the second quarter of fiscal year 2009 over the same period last year. The decrease was primarily attributable to the absence of interest income from the notes receivable from Filene’s Basement during fiscal year 2009. In addition, while short term investments increased compared to the second quarter of fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating income, net. Non-operating income for the second quarter of fiscal 2009 represents the realized gain related to the sale of our investments in preferred shares. There was no non-operating income for the second quarter of fiscal 2008.
Income Taxes. The effective tax rate for the three months ended August 1, 2009 was negative 67.7% compared to a 22.8% effective tax rate for the three months ended August 2, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a decrease in the valuation allowance of $3.4 million on federal and state deferred tax assets.
(Loss) Income from Continuing Operations. For the second quarter of fiscal year 2009, loss from continuing operations was $4.4 million compared to income from continuing operations of $25.8 million during the second quarter of fiscal year 2008 and represents 1.2% of net sales versus 7.2% of net sales, respectively. The change in the results from continuing operations for the second quarter of fiscal year 2009 compared to the second quarter of fiscal 2008 was primarily attributable to the changes in the fair value of the derivative instruments.

Income from Discontinued Operations — Value City. The $9.9 million, net of tax, decrease in the income from discontinued operations — Value City is primarily due to adjustments of guarantees recorded during the three months ended August 1, 2009 compared to adjustments of the guarantees recorded during the three months ended August 2, 2008.
Income (Loss) from Discontinued Operations — Filene’s Basement. During the quarter ended August 1, 2009, the gain from discontinued operations — Filene’s Basement of $22.7 million was primarily due to adjustments of the guarantees recorded in the quarter ended May 2, 2009.
Noncontrolling Interests. For the second quarter of fiscal year 2009, net income attributable to Retail Ventures was impacted by $2.8 million to reflect that portion of the income attributable to DSW minority shareholders.
SIX MONTHS ENDED AUGUST 1, 2009 COMPARED TO SIX MONTHS ENDED AUGUST 2, 2008
Net Sales. Net sales for the six months ended August 1, 2009 increased $31.9 million, or 4.4%, to $755.3 million compared to $723.4 million for the six months ended August 2, 2008. The following table summarizes the increase in our net sales:

Six months ended
August 1, 2009
(in millions)
Net sales for the three months ended August 2, 2008	$723.4
Decrease in comparable store sales	(26.3)
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	58.2

Net sales for the three months ended August 1, 2009	$755.3

The decrease in comparable store sales was primarily a result of the continued challenging economic environment, as evidenced by the decrease in traffic and units per transaction. DSW comparable store sales decreased in women’s by 3.7%, men’s by 11.4% and the athletic category by 1.6%. In accessories, DSW comparable store sales increased by 12.1% primarily due to our handbag initiative.
Gross Profit. Total gross profit increased $13.7 million from $313.8 million for the six months ended August 2, 2008 to $327.5 million for the six months ended August 1, 2009. Gross profit, as a percent of net sales, was 43.4% for both six months ended August 2, 2008 and August 1, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $86.1 million from $280.1 million for the six months ended August 2, 2008 to $366.2 million for the six months ended August 1, 2009. As a percent of net sales, SG&A expense was 48.5% for the six months ended August 1, 2009 compared to 38.7% for the six months ended August 2, 2008.
DSW segment SG&A expense increased $23.9 million and increased as a percent of net sales for the six months ended August 1, 2009 to 40.2% compared to 38.7% for the six months ended August 2, 2008. The increase in operating expenses as a percentage of net sales was the result of an increase in marketing and depreciation expense partially offset by decreases as a percentage of net sales in store and home office expenses. Marketing expenses as a percentage of net sales increased by 110 basis points due to increases in media and broadcast production spending, as well as an increase in expenses related to our DSW Rewards program. Depreciation expense increased 80 basis points due to significant capital investments in our store growth, dsw.com and system initiatives over the previous two years.
Corporate segment SG&A expense increased $62.2 million for the six months ended August 1, 2009 compared to the six months ended August 2, 2008. The increase in SG&A expense was primarily due to the bad debt charges of $57.4 million recorded for the notes and accounts receivable from liquidating Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In addition, the increase in SG&A expense was due to expenses not being allocated to Filene’s Basement after the date of sale in April 2009.

Change in Fair Value of Derivative Instruments. During the six months ended August 1, 2009 and August 2, 2008, the Company recorded a non-cash charge of $0.9 million and a reduction of expenses of $27.1 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the six months ended August 1, 2009 and August 2, 2008, a charge of $9.2 million and a reduction of expenses of $26.8 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating (Loss) Profit. Operating loss for the six months ended August 1, 2009 was $48.8 million compared to operating profit of $87.6 million for the six months ended August 2, 2008, a decrease of $136.4 million. Operating loss, as a percentage of net sales, for the six months ended August 1, 2009 was 6.5% compared to operating profit, as a percentage of net sales, for the six months ended August 2, 2008 of 12.1%.
The decrease in the Corporate segment operating profit for the six months ended August 1, 2009 and August 2, 2008 is primarily due to the bad debt charges recorded on the notes and accounts receivable from liquidating Filene’s Basement and the change in fair value of derivative instruments.
Interest Expense. Interest expense for the six months ended August 1, 2009 decreased $0.7 million to $6.4 million compared to same period last year.
Interest Income. Interest income decreased $4.3 million during the six months ended August 1, 2009 over the same period last year. The decrease was primarily attributable to the absence of interest income from the notes receivable from Filene’s Basement during fiscal year 2009. In addition, while short term investments increased compared to the six months ended August 2, 2008, the increase was offset by an decrease in interest rates.
Non-operating income, net. Non-operating income for the six months ended August 1, 2009 represents the realized gain related to the sale of our investments in preferred shares. There was no non-operating income for the six months ended August 2, 2008.
Income Taxes. The effective tax rate for the six months ended August 1, 2009 was negative 4.5% compared to a 16.6% effective tax rate for the six months ended August 2, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $3.4 million on federal and state deferred tax assets.
(Loss) Income from Continuing Operations. For the six months ended August 1, 2009, loss from continuing operations was $56.3 million compared to income from continuing operations of $71.7 million during the six months ended August 2, 2008 and represents 7.5% of net sales versus 9.9% of net sales, respectively. The change in the results from continuing operations for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 was primarily attributable to the bad debt expense of $57.4 million recorded during the first quarter of fiscal 2009 related to notes and accounts receivable from liquidating Filene’s Basement and the changes in the fair value of the derivative instruments.
Income from Discontinued Operations — Value City. The $6.3 million, net of tax, decrease in the income from discontinued operations — Value City is primarily due to adjustments of guarantees recorded during the six months ended August 1, 2009 compared to adjustments of the guarantees recorded during the six months ended August 2, 2008.
Income (Loss) from Discontinued Operations — Filene’s Basement. During the six months ended August 1, 2009, the income from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $64.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the writeoff of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense of $1.8 million in the aggregate.
The increase in the loss from the Filene’s Basement operations from $24.0 million in the six months ended August 2, 2008 to $31.5 million in the six months ended August 1, 2009 was primarily the result of the recording of the remaining lease costs associated with the 11 stores that closed during the first quarter of fiscal 2009.
Noncontrolling Interests. For the six months ended August 1, 2009, net income attributable to Retail Ventures was impacted by $5.5 million to reflect that portion of the income attributable to DSW minority shareholders.

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
Our primary cash requirements for ongoing operations are for debt services plus seasonal and new store inventory purchases, capital expenditures in connection with DSW store expansion, improving our information systems, dsw.com, the remodeling of existing DSW stores and infrastructure growth. The primary sources of funds for these liquidity needs are cash flow from operations. For DSW, their working capital and inventory levels typically build seasonally. DSW believes that they have sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from DSW operations, together with its current levels of cash and equivalents and short-term investments as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Although DSW’s plan of continued expansion could place increased demands on their financial, managerial, operational and administrative resources, the Company does not believe that DSW’s anticipated growth plan will have an unfavorable impact on DSW operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in further reductions in comparable store sales in existing DSW stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net working capital was $329.6 million and $307.8 million at August 1, 2009 and January 31, 2009, respectively, primarily due to the increase in short term investments from operating cash flows and the increase in inventory related to the fall season. Current ratios at those dates were 2.7 and 2.2, respectively.
Net cash provided by operating activities from continuing operations was $12.2 million for the six months ended August 1, 2009 as compared to $37.5 million provided by operating activities from continuing operations for the six months ended August 2, 2008. The decrease in net cash provided by operating activities is primarily due to a $10.7 million decrease in income from continuing operations, after adjusting for non-cash charges, and a $15.2 million decrease in the change in working capital assets and liabilities.
Net cash used in investing activities from continuing operations was $47.8 million for the six months ended August 1, 2009 compared to $41.6 million for the six months ended August 2, 2008. The increase in net cash used in investing activities is a result of a decrease in maturities and sales of available-for-sale securities partially offset by a decrease in capital expenditures. During the six months ended August 1, 2009, the Company incurred $13.1 million in capital expenditures, which includes previous expenditures that were accrued at January 31, 2009. Of this incurred amount, the Company incurred $5.9 million related to stores, $2.8 million related to supply chain projects and warehouses and $4.4 million related to information technology equipment upgrades and new systems.
DSW expects to spend approximately $30 million for capital expenditures in fiscal year 2009. DSW will open approximately nine stores in fiscal year 2009. During fiscal year 2008, the average investment required to open a typical new DSW store was approximately $1.6 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $1.0 million and pre-opening advertising and other pre-opening expenses typically accounted for $0.1 million. Our future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel, our information technology and system investments and the timing of these expenditures.

As of August 1, 2009, DSW maintained a $150 million revolving credit facility under which DSW and its subsidiaries are named as co-borrowers (the “DSW Revolving Loan”). RVI also has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the DSW Revolving Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
DSW $150 Million Credit Facility — DSW Revolving loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict the DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the DSW Revolving Loan on a long-term basis. As of August 1, 2009 and January 31, 2009, there were no outstanding borrowings and there was availability under the facility of $129.8 million and $132.3 million, respectively. DSW had outstanding letters of credit of $20.2 million and $17.7 million, respectively, as of August 1, 2009 and January 31, 2009.
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
During the three and six months ended August 1, 2009, the Company recorded a charge of $7.8 million and $9.2 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and six months ended August 2, 2008, the Company recorded a reduction of expenses of $8.0 million and $26.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of August 1, 2009 and January 31, 2009, the fair value of the asset recorded for the conversion feature of the PIES was $68.6 million and $77.8 million, respectively.
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
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of the amount of unpaid management fees from Value City to VCHI for a period of one year following the transaction.
As of August 1, 2009 and January 31, 2009, the amount of RVI’s guarantees of Value City commitments was $12.4 million and $12.9 million, respectively. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of August 1, 2009 Retail Ventures is still providing Value City with limited transition services. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of August 1, 2009, RVI has recorded a liability of $12.0 million for the guarantees of Filene’s Basement commitments. The guarantees of Filene’s Basement commitments included but were not limited to $2.5 million under lease obligations and $9.5 million under certain laws, related to certain employee benefit plans. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.

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
Contractual Obligations and Off-Balance Sheet Arrangements
As of August 1, 2009, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to $0.1 million as of August 1, 2009. In addition, DSW has signed lease agreements for three new store locations expected to be opened over the next 18 months, with total annual rent of approximately $0.9 million. In connection with the new lease agreements, DSW will receive a total of $1.2 million of construction and tenant allowance reimbursements for expenditures at these locations.
The Company operates all its stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of August 1, 2009 or January 31, 2009.
Off-Balance Sheet Arrangements
The Company had no “off-balance sheet” arrangements as of August 1, 2009 and January 31, 2009 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the six months ended August 1, 2009.
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
We are exposed to interest rate risk primarily through our borrowings under the DSW Revolving Loan. At August 1, 2009, there were no direct borrowings and $20.2 million of letters of credit were outstanding against these revolving credit facilities. Future borrowings, if any, would be interest at negotiated rates and would be subject to interest rate risk.
Our cash and equivalents have maturities of 90 days or less. DSW also has investments in tax exempt, tax advantaged and taxable bonds, tax-exempt term notes, variable rate demand notes, tax exempt commercial paper, certificates of deposit, an auction rate security and preferred shares. DSW has $13.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 91 days. DSW’s other types of short-term investments generally have interest rate reset dates of every 3 to 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher interest investments.
Warrants
For derivatives that are not designated as hedges under FAS 133, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of August 1, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges.
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (“the VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in the quarter ended August 1, 2009.
The Company adopted EITF No. 07-5 during the quarter ended May 2, 2009. The adoption of EITF No. 07-5 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, the date of adoption, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of EITF No. 07-5. During the three and six months ended August 1, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants.
Term Loan Warrants and Conversion Warrants
For the three and six months ended August 1, 2009, the Company recorded a charge for the change in the fair value of the Warrants of $0.8 million and $0.9 million, respectively. The $7.2 million value ascribed to the Term Loan Warrants was estimated as of August 1, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.6%; expected life of 2.9 years; expected volatility of 106.5%; and an expected dividend yield of 0.0%. The Conversion Warrants expired on June 10, 2009. The Term Loan Warrants expire on June 11, 2012. As the Term Loan Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.

Conversion Feature of PIES
During the three and six months ended August 1, 2009, the Company recorded a charge of $7.8 million and $9.2 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of August 1, 2009, the fair value asset recorded for the conversion feature of the PIES was $68.6 million and was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.9%; expected life of 2.1 years; expected volatility of 71.5%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of August 1, 2009, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risk Factor Relating to DSW
Filene’s Basement has filed for bankruptcy protection. Liquidating Filene’s Basement owes DSW approximately $0.6 million as of August 1, 2009 and DSW may not be able to collect this amount. Further, DSW has signed an agreement with SYL LLC, who purchased certain assets of liquidating Filene’s Basement, to provide transition services for up to one year, after which time DSW may not be able to charge New Filene’s Basement a portion of its expenses, which will lead to increased expense to DSW.
On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, SYL LLC acquired real property leases relating to 23 Filene’s Basement store locations and its distribution center, fixed assets and equipment at these locations, inventory at all Filene’s Basement locations, certain contracts (including the shoe supply contract with DSW), certain intellectual property and certain other related assets. New Filene’s Basement also assumed certain obligations of liquidating Filene’s Basement under acquired contracts and real property leases. In connection with the sale of assets to New Filene’s Basement, DSW entered into a Transition Services Agreement whereby DSW agreed to provide transition services to New Filene’s Basement business for up to one year in exchange for a monthly payment.
As of August 1, 2009, liquidating Filene’s Basement owes DSW approximately $0.6 million for services rendered by DSW prior to the filing of bankruptcy. DSW has fully reserved this receivable. DSW plans on submitting a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to them. However, there is no assurance that DSW will be able to collect all or any of the amounts owed to them.
Further, after the end of the transition services period, DSW will no longer be able to allocate a portion of its expenses to New Filene’s Basement, which will lead to increased expenses for DSW. The amount of this increased expense could be material and may have a negative impact on DSW’s results of operations and financial position.

Risk Factor Relating to RVI
RVI has a long-term lease and in the event it is not able to support its lease obligations using the rent paid by a third-party subtenant, the amount of this increased expense could be material.
RVI is party to a lease for an office facility in Columbus, Ohio (the “Premises”) as of September 2003. In April 2005, RVI sublet the Premises to a third-party. Receipts from the sub-tenant do not at this time cover all expenses of the tenancy, however RVI remains liable under the lease. DSW, through the master separation agreement entered into with RVI at the time of DSW’s IPO, agreed to pay two-thirds of any net expense and receive two-thirds of any net profit from the lease. In the event the third-party subtenant defaults under the sublease or vacates the premises and is not swiftly replaced by a new subtenant, the amount of this increased expense could be material and may have a negative impact on our financial position and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable
(b)	Use of Proceeds. Not applicable
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the second quarter of the 2009 fiscal year.
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
Retail Ventures held its 2009 Annual Meeting of Shareholders on July 9, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Holders of 44,326,657 common shares of Retail Ventures were voted, representing 90.6% of Retail Ventures’ 48,933,729 common shares issued and outstanding and entitled to vote.
Proposal No. 1
The following persons were elected as members of Retail Ventures’ Board of Directors to serve until the annual 2010 meeting of shareholders or until their successors are duly elected and qualified. Each person received the number of votes for or the number of shareholder votes with authority withheld indicated below.

	Shares voted “FOR”	Shares “WITHHELD”
Henry L. Aaron	44,082,121	244,536
Ari Deshe	18,207,332	26,119,325
Jon P. Diamond	18,204,070	26,122,587
Elizabeth M. Eveillard	43,907,734	418,923
Lawrence J. Ring	43,901,903	424,754
Jay L. Schottenstein	43,732,003	594,654
Harvey L. Sonnenberg	43,011,086	1,315,571
James L. Weisman	43,901,903	424,754
No other matters were submitted to a vote of our shareholders at the annual meeting.

Item 5.	Other Information. None

Item 6.	Exhibits. See Index to Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: September 10, 2009	By:	/s/ James A. McGrady
James A. McGrady
Chief Executive Officer, Chief Financial Officer, President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer