Form 10-Q/A
period 2009-05-02
RETAIL VENTURES INC
filed 2009-12-15
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
Subsequent to the issuance of the Retail Ventures Inc. financial statements for the quarter ended May 2, 2009, the Company determined it necessary to restate the condensed consolidated financial statements for the quarter ended May 2, 2009 to account for the Filene’s Basement defined benefit pension plan (the “Pension Plan”) as a defined benefit plan obligation in continuing operations rather than as a guarantee attributable to discontinued operations. This filing also updates various disclosures, including disclosures in management’s discussion and analysis and selected financial data. The effects of the restatement are discussed in Note 15 to the condensed consolidated financial statements.
This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this Form 10-Q as originally filed with the Securities and Exchange Commission on June 16, 2009, except as required to reflect the effects of the restatement.

RETAIL VENTURES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
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

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	May 2,	January 31,
	2009	2009
	*Restated
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$116,876	$93,088
Accounts payable to related parties	3,151	3,125
Accrued expenses:
Compensation	9,994	12,632
Taxes	16,158	14,857
Gift cards and merchandise credits	13,897	15,491
Guarantees from discontinued operations	37,487	2,909
Other	31,931	31,175
Warrant liability	6,345	6,292
Current maturities of long-term debt	250	250
Current liabilities held for sale		76,030

Total current liabilities	236,089	255,849

Long-term obligations	128,104	127,576
Long-term guarantees of discontinued operations	10,025	9,980
Other noncurrent liabilities	105,224	99,310
Deferred income taxes	29,157	29,806
Noncurrent liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,941,280 and 48,691,280, respectively	308,233	306,868
Accumulated deficit	(108,986)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(7,523)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	191,665	222,614
Noncontrolling interests	175,619	172,572

Total shareholders’ equity	367,284	395,186

Total liabilities and shareholders’ equity	$875,883	$953,762

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 2,	May 3,
	2009	2008
	*Restated

Net sales	$385,846	$366,264
Cost of sales	(217,600)	(211,098)

Gross profit	168,246	155,166
Selling, general and administrative expenses	(214,988)	(139,160)
Change in fair value of derivative instruments	(1,388)	37,168

Operating (loss) profit	(48,130)	53,174
Interest expense	(3,215)	(3,541)
Interest income	471	2,898

Interest expense, net	(2,744)	(643)
Other-than-temporary impairment charge on investments	(395)

(Loss) income from continuing operations before income taxes	(51,269)	52,531
Income tax expense	(665)	(6,622)

(Loss) income from continuing operations	(51,934)	45,909
Loss from discontinued operations, net of tax — Value City	(43)	(3,621)
Income (loss) from discontinued operations, net of tax — Filene’s Basement	21,670	(9,331)

Total income (loss) from discontinued operations, net of tax	21,627	(12,952)

Net (loss) income	(30,307)	32,957
Less: net income attributable to the noncontrolling interests	(2,649)	(3,806)

Net (loss) income attributable to Retail Ventures, Inc.	$(32,956)	$29,151

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$0.87
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$0.82
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$(0.27)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$(0.25)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.60
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.56

Shares used in per share calculations:
Basic	48,692	48,639
Diluted	48,692	51,622

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(54,583)	$42,103
Discontinued operations, net of tax	21,627	(12,952)

Net (loss) income	$(32,956)	$29,151

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
								Total
				Retained				Accumulated
		Common		Earnings				Other	Non-
	Common	Shares in	Common	(Accumulated	Treasury			Comprehensive	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		Loss	Interests	Total
Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$160,349	$333,272
Net income from continuing operations				42,103					3,806	45,909
Net loss from discontinued operations				(12,952)						(12,952)
Unrealized loss on available-for-sale securities, net of tax benefit of $82								(127)		(127)

Total comprehensive income										$32,830
Capital transactions of subsidiary				741					384	1,125
Stock based compensation expense, before related tax effects			307							307
Exercise of stock options	47		133							133

Balance, May 3, 2008	48,670	8	$305,694	$(100,685)	$(59)		$124	$(1,946)	$164,539	$367,667

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations (*Restated)				(54,583)					2,649	(51,934)
Net income from discontinued operations (*Restated)				21,627						21,627
Unrealized loss on available-for-sale securities								(249)		(249)

Total comprehensive loss (*Restated)										$(30,556)

Capital transactions of subsidiary				900					398	1,298
Stock based compensation expense, before related tax effects			868							868
Exercise of stock options	250		497							497
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, May 2, 2009 (*Restated)	48,941	8	$308,233	$(108,986)	$(59)	$		$(7,523)	$175,619	$367,284

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 2,	May 3,
	2009	2008
	*Restated
Cash from operating activities:
Net (loss) income	$(30,307)	$32,957
Less: (income) loss from discontinued operations, net of tax	(21,627)	12,952
(Loss) income before discontinued operations	$(51,934)	$45,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	865	863
Stock based compensation expense	868	280
Stock based compensation expense of subsidiary	900	741
Depreciation and amortization	11,274	8,156
Change in fair value of derivative instruments	1,388	(37,168)
Deferred income taxes and other noncurrent liabilities	(7,896)	(1,704)
Impairment charges on long-lived assets	435	730
Impairment charges on receivables from Filene’s Basement	57,864
Other-than-temporary impairment charges on investments	395
Other	575	393
Change in working capital, assets and liabilities:
Accounts receivable	563	(186)
Inventories	(34,221)	(5,761)
Prepaid expenses and other assets	2,901	1,309
Accounts payable	22,608	(10,399)
Proceeds from lease incentives	3,072	4,253
Accrued expenses	(3,678)	(92)
Net cash provided by operating activities from continuing operations	5,979	7,324
Net cash provided by (used in) operating activities from discontinued operations	20,563	(6,434)

Cash flows from investing activities:
Cash paid for property and equipment	(8,069)	(22,507)
Purchases of available-for-sale investments	(9,000)
Maturities and sales from available-for-sale investments	29,624	68,805
Transfer of cash to restricted cash	(10,000)
Net cash provided by investing activities from continuing operations	2,555	46,298
Net cash used in investing activities from discontinued operations	(158)	(407)

Cash flows from financing activities:
Proceeds from exercise of stock options	497	160
Net cash provided by financing activities from continuing operations	497	160
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	9,500
Net increase in cash and equivalents from continuing operations	$9,031	$53,782
Cash and equivalents from continuing operations, beginning of period	94,308	107,260
Cash and equivalents from continuing operations, end of period	$103,339	$161,042
Net (decrease) increase in cash and equivalents from discontinued operations	$(4,776)	$2,659
Cash and equivalents from discontinued operations, beginning of period	4,776	5,691
Cash and equivalents from discontinued operations, end of period	$	$8,350

*	See Note 15
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

On April 21, 2009, Retail Ventures entered into and consummated the transactions contemplated by a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $53.2 million on the transaction as of May 2, 2009. As a result of the disposition, Filene’s Basement is no longer a related party of Retail Ventures. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure its fair value. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance within FSP FAS 142-3 was prospectively applied to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS 142-3 was applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that may be settled in cash (including partial cash settlement) unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. FSP APB 14-1 requires that the convertible debt instrument is separated into a liability-classified component and an equity-classified component in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 during the first quarter of fiscal year 2009 did not have any impact on the consolidated financial statements. Additional disclosures related to the Company’s convertible debt have been included in Note 7 as a result of the adoption of FSP APB 14-1.

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

Filene’s Basement

As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of May 2, 2009, RVI had recorded a liability of $34.8 million for the guarantees of Filene’s Basement commitments, including but not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; and $11.5 million under lease obligations. RVI has recognized an after-tax gain of $53.2 million on the transaction as of May 2, 2009. The $53.2 million gain on the disposition of Filene’s Basement is comprised of the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees of $34.8 million, other transaction related expenses of $2.1 million and income tax expenses of $1.8 million.

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

See note 17 for subsequent events discussions related to Filene’s Basement.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations:

	Three months ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Net sales	$63,351	$100,020

Loss before income taxes	$(31,195)	$(9,476)
Income tax (provision) benefit	(345)	145
Gain on sale	53,210

Gain (loss) from discontinued operations, net of tax — Filene’s Basement	$21,670	$(9,331)

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

The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the three months ended May 2, 2009 (in thousands):

	Stock Options	SARs	RSUs
Three months ended May 2, 2009
Outstanding beginning of period	1,247	395	12
Granted	13
Exercised	(250)		(6)
Forfeited	(160)	(126)

Outstanding end of period	850	269	6
Exercisable end of period	800	241
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three months ended
	May 2,	May 3,
	2009	2008

Assumptions:
Risk-free interest rate	1.8%	2.8%
Expected volatility of Retail Ventures common shares	80.6%	55.7%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%
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
Stock Options

The weighted-average grant date fair value of each option granted in the three months ended May 2, 2009 and May 3, 2008 was $5.06 and $5.86 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Three months ended
	May 2,	May 3,
	2009	2008
Assumptions:
Risk-free interest rate	1.9%	2.7%
Expected volatility of DSW common shares	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table discloses the major categories of the Company’s investments as of May 2, 2009 and January 31, 2009:

	Short-term		Long-term
	investments, net		investments, net
	May 2,	Jan. 31,	May 2,	Jan. 31,
	2009	2009	2009	2009
	(In thousands)
Available for sale:
Tax exempt, tax advantaged and taxable bonds	$53,655	$65,829
Variable rate demand notes	13,280	16,580
Tax exempt commercial paper		2,000
Certificates of deposit	12,000	14,000
Auction rate securities	2,500	3,650		$2,400
Preferred shares	2,400
Other-than-temporary impairment	(1,529)			(1,134)
Unrealized losses included in accumulated other comprehensive loss	(904)	(655)

Total available for sale	$81,402	$101,404		$1,266

7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long term obligations of continuing operations consist of the following (in thousands):

	May 2,	January 31,
	2009	2009
Credit facilities:
Senior Loan Agreement — related parties	$250	$250
Premium Income Exchangeable Securities (“PIES”)	133,750	133,750
Discount on PIES	(5,646)	(6,174)

	128,354	127,826

Less: current maturities	(250)	(250)

Total long term obligations of continuing operations	$128,104	$127,576

Letters of credit outstanding under DSW revolving credit facility	$10,095	$17,709
Availability under DSW revolving credit facility	$139,905	$132,291
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

	Three Months Ended
	May 2,	May 3,
	2009	2008
	(in thousands)
Contractual interest expense	$2,354	$2,434
Amortization of debt discount	528	525

Total interest expense	$2,882	$2,959

Effective interest rate	8.6%	8.6%

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of the conversion feature of the PIES at May 2, 2009 and January 31, 2009 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	May 2,	January 31,
	2009	2009
Assumptions:
Risk-free interest rate	2.5%	3.0%
Expected volatility of common shares	70.0%	58.0%
Expected option term	2.4 years	2.6 years
Expected dividend yield	0.0%	0.0%
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The values ascribed to the Warrants were estimated as of May 2, 2009 and January 31, 2009 using the Black-Scholes Pricing Model with the following assumptions:

	Term Loan Warrants		Conversion Warrants
	May 2,	January 31,	May 2,	January 31,
	2009	2009	2009	2009
Assumptions:
Risk-free interest rate	1.4%	1.3%	0.1%	0.3%
Expected volatility of common shares	103.6%	95.9%	124.3%	114.3%
Expected option term	3.1 years	3.4 years	0.1 years	0.4 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		May 2,	January 31,
	Balance Sheet Location	2009	2009
Warrants	Warrant liability	$(6,345)	$(6,292)
Conversion feature of long-term debt	Conversion feature of long-term debt	76,417	77,761

Total		$70,072	$71,469

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended
	May 2,	May 3,
	2009	2008
Warrants	$(44)	$18,376
Conversion feature of long-term debt	(1,344)	18,792

(Expense) income related to the change in fair value of derivative instruments	$(1,388)	$37,168

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES

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

See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding financial instruments and debt.
The activity related to level 3 investments for the three months ended May 2, 2009 is summarized below:

	Short-term	Long-term
	investments,	investments,
	net	net
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of Level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(249)

Carrying value as of May 2, 2009	$1,596	$

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

9.	PENSION BENEFIT PLAN

The Company was not required to make any contributions during the first quarter of fiscal 2009 to meet minimum funding requirements under the Filene’s Basement defined benefit pension plan (“the Pension Plan”). Prior to fiscal 2009, the liability associated with the Filene’s Basement Pension Plan was included within noncurrent liabilities held for sale. The following table shows the components of net periodic cost of the Pension Plan (in thousands):

	Three months ended
	May 2,	May 3,
	2009	2008
Interest cost	244	234
Expected return on plan assets	(189)	(282)
Amortization of transition asset	(9)	(9)
Amortization of net loss	143	111

Net periodic cost	189	54

10.	EARNINGS PER SHARE

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

The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended
	May 2,	May 3,
	2009	2008
Weighted average shares outstanding	48,692	48,639
Assumed exercise of dilutive SARs		26
Assumed exercise of dilutive stock options		270
Assumed exercise of dilutive Term Loan Warrants		930
Assumed exercise of dilutive Conversion Warrants		1,757

Number of shares for computations of dilutive earnings per share	48,692	51,622

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The amount of securities outstanding at May 2, 2009 and May 3, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	May 2,	May 3,
	2009	2008
SARs	269	431
Stock options	826	308
VCHI Warrants	150	150
Term Loan Warrants	4,413
Conversion Warrants	8,333

Total of all potentially dilutive instruments	13,991	889

11.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance sheet caption “Accumulated Other Comprehensive Loss” was $7.5 million and $0.7 million at May 2, 2009 and January 31, 2009, respectively. At May 2, 2009, $6.7 million of the Accumulated Other Comprehensive Loss related to the Pension Plan and $0.8 million related to the unrealized loss on available-for-sale securities, net of income tax. At January 31, 2009, the Accumulated Other Comprehensive Loss primarily related to the unrealized loss on available-for-sale securities, net of income tax. For the three months ended May 2, 2009 the comprehensive loss was $30.6 million. For the three months ended May 3, 2008 the comprehensive income was $32.8 million.

12.	INCOME TAXES

Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of May 2, 2009 and January 31, 2009 was $53.5 million and $50.7 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The tax rate of 1.3% for the three month period ended May 2, 2009 reflects the impact of the change in fair value of warrants, included in book income but not tax income and an increase in valuation allowance of $2.8 million on federal and state deferred tax assets.

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information is presented below (in thousands):

	Three months ended
	May 2,	May 3,
	2009	2008
Cash paid during the period for:
Interest	$2,529	$2,380
Income taxes	$4,217	$171
Noncash activities:
Increase (decrease) in accounts payable and accrued expenses from asset purchases	$340	$(3,071)
14.	SEGMENT REPORTING

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

The tables below present segment information for the three months ended May 2, 2009 and May 3, 2008 and as of May 2, 2009 and January 31, 2009 (in thousands):

	DSW	Corporate	Total
Three months ended May 2, 2009
Net Sales	$385,846		$385,846
Operating profit (loss)	12,103	$(60,233)	(48,130)
Depreciation and amortization	11,129	145	11,274
Interest expense	183	3,032	3,215
Interest income	437	34	471
(Provision) benefit for income taxes	(4,817)	4,152	(665)

Capital expenditures	8,409		8,409

As of May 2, 2009
Total assets	753,990	121,893	875,883

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Corporate	Total
Three months ended May 3, 2008
Net Sales	$366,264		$366,264
Operating profit (loss)	16,006	$37,168	53,174
Depreciation and amortization	7,498	658	8,156
Interest expense	274	3,267	3,541
Interest income	997	1,901	2,898
Provision for income taxes	(6,441)	(182)	(6,623)

Capital expenditures	19,662	9	19,671

As of January 31, 2009
Total assets	719,615	128,676	848,291
15.	RESTATEMENT OF FINANCIAL STATEMENTS

In connection with Retail Ventures’ assumption, after the end of its third quarter of 2009, of the rights and obligations related to the Pension Plan, the Company has determined that it is necessary to restate the condensed consolidated financial statements for the quarter ended May 2, 2009 to account for the Pension Plan in continuing operations rather than as a guarantee attributable to discontinued operations. The correction of the error resulted in a decrease in the Long-term guarantees of discontinued operations of $9.5 million, an increase in Other noncurrent liabilities of $4.8 million, an increase in the Accumulated other comprehensive loss of $6.7 million, and an increase in Retail Ventures’ shareholders’ equity of $4.2 million. The correction also resulted in an increase in the Income from discontinued operations, net of tax — Filene’s Basement of $11.0 million and a decrease in the Net loss of $10.9 million.

The following is a summary of the effects of these changes on the condensed consolidated financial statements as of and for the three months ended May 2, 2009:

	As Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Balance Sheet:
Long-term guarantees of discontinued operations	$19,486	$(9,461)	$10,025
Other noncurrent liabilities	100,376	4,848	105,224
Deferred income taxes	28,726	431	29,157
Accumulated deficit	(119,902)	10,916	(108,986)
Accumulated other comprehensive loss	(789)	(6,734)	(7,523)
Total Retail Ventures’ shareholders’ equity	187,483	4,182	191,665
Total shareholders’ equity	363,102	4,182	367,284

Condensed Consolidated Statements of Operations:
Selling, general and administrative expenses	$(214,934)	$(54)	$(214,988)
Operating (loss) profit	(48,076)	(54)	(48,130)
(Loss) income from continuing operations before income taxes	(51,215)	(54)	(51,269)
Income tax expense	(666)	1	(665)
(Loss) income from continuing operations	(51,881)	(53)	(51,934)
Income (loss) from discontinued operations, net of tax — Filene’s Basement	10,701	10,969	21,670
Total income (loss) from discontinued operations, net of tax	10,658	10,969	21,627
Net (loss) income	(41,223)	10,916	(30,307)
Net (loss) income attributable to Retail Ventures, Inc.	(43,872)	10,916	(32,956)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As Reported	Adjustments	As Restated
	(in thousands)
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.22	$0.22	$0.44
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.22	$0.22	$0.44
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.90)	$0.22	$(0.68)
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.90)	$0.22	$(0.68)

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(54,530)	$(53)	$(54,583)
Discontinued operations, net of tax	10,658	10,969	21,627
Net (loss) income	$(43,872)	$10,916	$(32,956)

Condensed Consolidated Statements of Cash Flows:
Net (loss) income	$(41,223)	$10,916	$(30,307)
Less: (income) loss from discontinued operations, net of tax	(10,658)	(10,969)	(21,627)
(Loss) income before discontinued operations	(51,881)	(53)	(51,934)
Deferred income taxes and other noncurrent liabilities	(7,949)	53	(7,896)
16.	COMMITMENTS AND CONTINGENCIES

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

As discussed above, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of May 2, 2009, RVI had recorded a current liability of $34.8 million for the guarantees of Filene’s Basement commitments. The guarantees of Filene’s Basement commitments included but were not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; and $11.5 million under lease obligations.

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

17.	SUBSEQUENT EVENTS

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
As discussed in Note 15 to the condensed consolidated financial statements, the Company’s May 2, 2009 financial statements have been restated. This discussion and analysis gives effect to the restatement.
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
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, will pay a fee of $1.3 million to Buxbaum and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $53.2 million on the transaction as of May 2, 2009. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.
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

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q/A contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q/A are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in each of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2009 (the “2008 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
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

•
Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based on the anticipated average rate of earnings expected on the invested funds of the Plan. At May 2, 2009, the actuarial assumptions have remained unchanged from our 2008 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At May 2, 2009, the weighted-average actuarial assumptions applied to our plan was a discount rate of 6.25% and a long-term rate of return on plan assets of 7.0%.

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

•
Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended May 2, 2009, we increased the valuation allowance on net deferred tax assets in the amount of approximately $2.8 million which resulted from a change in deferred tax assets.

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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $75.8 million from $139.2 million in the first quarter of fiscal year 2008 to $215.0 million for the first quarter of fiscal year 2009. As a percent of net sales, SG&A expense was 55.7% for the first quarter of 2009 compared to 38.0% in the comparable quarter last year.
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
Corporate segment SG&A expense increased $58.9 million for the three months ended May 2, 2009 compared to the three months ended May 3, 2008. The increase in SG&A expense was primarily due to the bad debt charges of $57.4 million recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009.
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
The decrease in the Corporate segment operating profit for the quarter ended May 2, 2009 and May 3, 2008 is primarily due to the bad debt charges recorded on the notes and accounts receivable from Filene’s Basement and the change in fair value of derivative instruments.
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
Income Taxes. The effective tax rate for the three months ended May 2, 2009 was 1.3% compared to a 12.6% effective tax rate for the three months ended May 3, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $2.8 million on federal and state deferred tax assets.
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
Gain (Loss) from Discontinued Operations — Filene’s Basement. During the quarter ended May 2, 2009, the gain from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $53.2 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the writeoff of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense, of $36.8 million in the aggregate.
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
Net working capital was $295.3 million and $307.8 million at May 2, 2009 and January 31, 2009, respectively. The decrease in net working capital is primarily due to the increased liability for guarantees of discontinued operations and the decrease in short-term investments partially offset by an increase in inventories and an increase in cash and equivalents. Current ratios at those dates were 2.3 and 2.2, respectively.
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

Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. On April 28, 2009, the Administrative Agent under the Filene’s Basement Revolving Loan delivered a notice to Filene’s Basement alleging that certain Events of Default had occurred under the Revolving Loan and stating that the loan commitments were thereby terminated and all liabilities under the Revolving Loan are due and payable. As a result, the Filene’s Basement Revolving Loan has been accelerated and all amounts thereunder are immediately due and payable. As of May 2, 2009, RVI has recorded a liability of $34.8 million for the guarantees of Filene’s Basement commitments. The guarantees of Filene’s Basement commitments included but were not limited to $17.0 million of outstanding borrowings against the Filene’s Basement Revolving Loan, including letters of credit; $6.3 million of amounts due to factors for inventory purchases made prior to the disposition date; and $11.5 million under lease obligations. On May 4, 2009, Filene’s Basement filed for bankruptcy protection.
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

Item 4.	Controls and Procedures.
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
We caution that certain information in this Form 10-Q/A, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our 2008 Annual Report, and other factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
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

RETAIL VENTURES, INC. (Registrant)
Date: December 15, 2009	By:	/s/ James A. McGrady
James A. McGrady
Chief Executive Officer, Chief Financial Officer, President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer