Form 10-Q/A
period 2009-08-01
RETAIL VENTURES INC
filed 2009-12-15
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
Subsequent to the issuance of the Retail Ventures Inc. financial statements for the quarter ended August 1, 2009, the Company determined it necessary to restate the condensed consolidated financial statements for the quarter ended August 1, 2009 to account for the Filene’s Basement defined benefit pension plan (the “Pension Plan”) as a defined benefit plan obligation in continuing operations rather than as a guarantee attributable to discontinued operations. This filing also updates various disclosures, including disclosures in management’s discussion and analysis and selected financial data. The effects of the restatement are discussed in Note 15 to the condensed consolidated financial statements.
This amendment does not reflect events after the filing of the original report and is not intended to update other information presented in this Form 10-Q as originally filed with the Securities and Exchange Commission on September 10, 2009, except as required to reflect the effects of the restatement.

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

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	August 1,	January 31,
	2009	2009
	* Restated
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$101,341	$93,088
Accounts payable to related parties	3,088	3,125
Accrued expenses:
Compensation	9,822	12,632
Taxes	18,658	14,857
Gift cards and merchandise credits	13,976	15,491
Guarantees from discontinued operations	5,037	2,909
Other	30,847	31,175
Warrant liability	7,184	6,292
Current maturities of long-term obligations		250
Current liabilities held for sale		76,030

Total current liabilities	189,953	255,849

Long-term obligations, net of current maturities	128,643	127,576
Long-term guarantees of discontinued operations	9,886	9,980
Other noncurrent liabilities	103,550	99,310
Deferred income taxes	24,955	29,806
Noncurrent liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,945,280 and 48,691,280, respectively	308,283	306,868
Accumulated deficit	(92,357)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(7,348)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	208,519	222,614
Noncontrolling interests	179,910	172,572

Total shareholders’ equity	388,429	395,186

Total liabilities and shareholders’ equity	$845,416	$953,762

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	* Restated		* Restated

Net sales	$369,490	$357,175	$755,336	$723,439
Cost of sales	(210,267)	(198,515)	(427,867)	(409,613)

Gross profit	159,223	158,660	327,469	313,826
Selling, general and administrative expenses	(151,290)	(140,981)	(366,278)	(280,141)
Change in fair value of derivative instruments	(8,689)	16,733	(10,077)	53,901

Operating (loss) profit	(756)	34,412	(48,886)	87,586
Interest expense	(3,227)	(3,649)	(6,442)	(7,190)
Interest income	794	2,675	1,265	5,573

Interest expense, net	(2,433)	(974)	(5,177)	(1,617)
Non-operating income, net	528		133

(Loss) income from continuing operations before income taxes	(2,661)	33,438	(53,930)	85,969
Income tax expense	(1,763)	(7,616)	(2,428)	(14,238)

(Loss) income from continuing operations	(4,424)	25,822	(56,358)	71,731
Income from discontinued operations, net of tax — Value City	624	10,494	581	6,873
Income (loss) from discontinued operations, net of tax — Filene’s Basement	22,708	(14,628)	44,378	(23,959)

Total income (loss) from discontinued operations, net of tax	23,332	(4,134)	44,959	(17,086)

Net income (loss)	18,908	21,688	(11,399)	54,645
Less: net income attributable to the noncontrolling interests	(2,810)	(3,954)	(5,459)	(7,760)

Net income (loss) attributable to Retail Ventures, Inc.	$16,098	$17,734	$(16,858)	$46,885

Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.15)	$0.45	$(1.27)	$1.31
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.15)	$0.45	$(1.27)	$1.27
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.48	$(0.08)	$0.92	$(0.35)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.48	$(0.08)	$0.92	$(0.34)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.33	$0.36	$(0.35)	$0.96
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.33	$0.36	$(0.35)	$0.93

Shares used in per share calculations:
Basic	48,934	48,675	48,813	48,657
Diluted	48,934	48,970	48,813	50,296

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(7,234)	$21,868	$(61,817)	$63,971
Discontinued operations, net of tax	23,332	(4,134)	44,959	(17,086)

Net income (loss)	$16,098	$17,734	$(16,858)	$46,885

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
								Total
				Retained				Accumulated
		Common		Earnings				Other	Non-
	Common	Shares in	Common	(Accumulated	Treasury			Comprehensive	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		Loss	Interests	Total
Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$160,349	$333,272
Net income from continuing operations				63,971					7,760	71,731
Net loss from discontinued operations				(17,086)						(17,086)
Unrealized loss on available-for-sale securities, net of tax benefit of $115								(175)		(175)

Total comprehensive income										$54,470
Capital transactions of subsidiary				1,404					1,151	2,555
Stock based compensation expense, before related tax effects			685							685
Exercise of stock options	62		194							194

Balance, August 2, 2008	48,685	8	$306,133	$(82,288)	$(59)		$124	$(1,994)	$169,260	$391,176

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations (*Restated)				(61,817)					5,459	(56,358)
Net income from discontinued operations (*Restated)				44,959						44,959
Unrealized loss on available-for-sale securities								(74)		(74)

Total comprehensive loss (*Restated)										$(11,473)

Capital transactions of subsidiary				1,431					1,879	3,310
Stock based compensation expense, before related tax effects			909							909
Exercise of stock options	254		506							506
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, August 1, 2009 (*Restated)	48,945	8	$308,283	$(92,357)	$(59)	$		$(7,348)	$179,910	$388,429

*	See Note 15
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	August 1,	August 2,
	2009	2008
	*Restated
Cash from operating activities:
Net (loss) income	$(11,399)	$54,645
Less: (income) loss from discontinued operations, net of tax	(44,959)	17,086
(Loss) income before discontinued operations	$(56,358)	$71,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	1,742	1,825
Stock based compensation expense	909	685
Stock based compensation expense of subsidiary	1,431	1,404
Depreciation and amortization	22,981	16,971
Change in fair value of derivative instruments	10,077	(53,901)
Deferred income taxes and other noncurrent liabilities	(15,606)	(4,221)
Impairment charges on long-lived assets	1,645	730
Non-operating income, net	(133)
Loss on disposal of assets	271	301
Impairment charges on receivables from Filene’s Basement	57,864
Other	1,879	1,226
Change in working capital, assets and liabilities:
Accounts receivable	1,681	6,188
Inventories	(20,287)	(24,832)
Prepaid expenses and other current assets	3,729	(1,221)
Accounts payable	7,163	11,535
Proceeds from lease incentives	4,867	10,416
Accrued expenses	(11,656)	(1,342)
Net cash provided by operating activities from continuing operations	12,199	37,495
Net cash provided by (used in) operating activities from discontinued operations	20,563	(9,748)

Cash flows from investing activities:
Cash paid for property and equipment	(11,094)	(42,609)
Purchases of available-for-sale investments	(109,313)	(107,639)
Maturities and sales from available-for-sale investments	77,530	110,618
Purchases of held-to-maturity investments	(5,175)	(2,000)
Transfer of cash from restricted cash	10,261
Transfer of cash to restricted cash	(10,000)
Net cash used in investing activities from continuing operations	(47,791)	(41,630)
Net cash used in investing activities from discontinued operations	(158)	(988)

Cash flows from financing activities:
Payment of current maturities on long-term obligations	(250)
Proceeds from exercise of stock options	506	194
Net cash provided by financing activities from continuing operations	256	194
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	12,500
Net decrease in cash and equivalents from continuing operations	$(35,336)	$(3,941)
Cash and equivalents from continuing operations, beginning of period	94,308	107,260
Cash and equivalents from continuing operations, end of period	$58,972	$103,319
Net (decrease) increase in cash and equivalents from discontinued operations	$(4,776)	$1,764
Cash and equivalents from discontinued operations, beginning of period	4,776	5,691
Cash and equivalents from discontinued operations, end of period	$	$7,455

*	See Note 15
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
On April 21, 2009, Retail Ventures entered into and consummated the transactions contemplated by a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $75.9 million on the transaction as of August 1, 2009. As a result of the disposition, Filene’s Basement is no longer a related party of Retail Ventures. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of August 1, 2009, the Company is still providing transition services to Syms.
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
Filene’s Basement
As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of August 1, 2009, RVI had recorded a liability of approximately $2.5 million for the guarantees of Filene’s Basement commitments, primarily due to lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $75.9 million on the transaction as of August 1, 2009. The $75.9 million gain on the disposition of Filene’s Basement is comprised of the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees of $2.5 million, other transaction related expenses of $3.1 million, impairment charges of $1.8 million and income tax expenses of $2.3 million.
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

	Three months ended		Six months ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(in thousands)
Net sales		$102,611	$63,351	$202,631

Loss before income taxes		$(14,563)	$(31,195)	$(24,038)
Income tax (provision) benefit		(65)	(345)	79
Gain on sale	$22,708		75,918

Income(loss) from discontinued operations, net of tax — Filene’s Basement	$22,708	$(14,628)	$44,378	$(23,959)

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
For the three and six months ended August 1, 2009, the Company recorded a charge for the change in the fair value of the Warrants of $0.8 million and $0.9 million, respectively, of which the portion held by related parties was a reduction of expenses of less than $0.1 million and $0.6 million respectively. For the three and six months ended August 2, 2008, the Company recorded a reduction of expenses for the change in the fair value of the Warrants of $8.7 million and $27.1 million, respectively, of which the portion held by related parties was a reduction of expenses of $7.3 million and $22.5 million, respectively. No tax benefit has been recognized in connection with these charges. These derivative instruments do not qualify for hedge accounting under FAS 133 therefore; changes in the fair values are recognized in earnings in the period of change. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The activity related to level 3 investments for the six months ended August 1, 2009 is summarized below:

	Short-term	Long-term
	investments,	investments,
	net	net
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of Level 3		(1,266)
Unrealized losses included in accumulated other comprehensive loss	(74)

Carrying value as of August 1, 2009	$1,771	$

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of August 1, 2009 consisted of the following:

	Balance at
	August 1, 2009	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Long-lived assets to be held and used	$398			$398

	$398			$398

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
The Company was not required to make any contributions during the first two quarters of fiscal 2009 to meet minimum funding requirements under the Filene’s Basement defined benefit pension plan (“the Pension Plan”). Prior to fiscal 2009, the Pension Plan was included within noncurrent liabilities held for sale. The following table shows the components of net periodic cost of the Pension Plan (in thousands):

	Three months ended		Six months ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest cost	243	233	487	467
Expected return on plan assets	(189)	(280)	(378)	(562)
Amortization of transition asset	(10)	(10)	(19)	(19)
Amortization of net loss	142	110	285	221

Net periodic cost	186	53	375	107

10.	EARNINGS PER SHARE
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
The balance sheet caption “Accumulated Other Comprehensive Loss” was $7.3 million and $0.7 million at August 1, 2009 and January 31, 2009, respectively. At August 1, 2009 $6.7 million of the Accumulated Other Comprehensive Loss related to the Pension Plan and $0.6 million related to the unrealized loss on available-for-sale securities, net of income tax. At January 31, 2009, the Accumulated Other Comprehensive Loss primarily related to the unrealized loss on available-for-sale securities, net of income tax. For the six months ended August 1, 2009 the comprehensive loss was $11.5 million. For the six months ended August 2, 2008 the comprehensive income was $54.5 million.
12.	INCOME TAXES
Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of August 1, 2009 and January 31, 2009 was $50.1 million and $50.7 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of negative 4.5% for the six month period ended August 1, 2009 reflects the impact of the change in fair value of warrants, included in book income but not tax income and a reduction in valuation allowance of $0.6 million on federal and state deferred tax assets.

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
The tables below present segment information for the three and six months ended August 1, 2009 and August 2, 2008 and as of August 1, 2009 and January 31, 2009 (in thousands):

	DSW	Corporate	Total
Three months ended August 1, 2009
Net Sales	$369,490		$369,490
Operating profit (loss)	11,361	$(12,117)	(756)
Depreciation and amortization	11,595	112	11,707
Interest expense	188	3,039	3,227
Interest income	766	28	794
Provision for income taxes	(4,900)	3,137	(1,763)

Capital expenditures	4,731		4,731

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Corporate	Total
Three months ended August 2, 2008
Net Sales	$357,175		$357,175
Operating profit	17,679	$16,733	34,412
Depreciation and amortization	8,213	602	8,815
Interest expense	304	3,345	3,649
Interest income	724	1,951	2,675
Provision for income taxes	(7,142)	(474)	(7,616)

Capital expenditures	24,264	2	24,266

Six months ended August 1, 2009
Net Sales	$755,336		$755,336
Operating profit (loss)	23,464	$(72,350)	(48,886)
Depreciation and amortization	22,724	257	22,981
Interest expense	371	6,071	6,442
Interest income	1,203	62	1,265
Provision benefit for income taxes	(9,717)	7,289	(2,428)

Capital expenditures	13,140		13,140

Six months ended August 2, 2008
Net Sales	$723,439		$723,439
Operating profit	33,685	$53,901	87,586
Depreciation and amortization	15,711	1,260	16,971
Interest expense	578	6,612	7,190
Interest income	1,721	3,852	5,573
Provision for income taxes	(13,583)	(655)	(14,238)

Capital expenditures	43,926	11	43,937

As of August 1, 2009
Total assets	$746,820	$98,596	$845,416

As of January 31, 2009
Total assets	$719,615	$128,676	$848,291
15.	RESTATEMENT OF FINANCIAL STATEMENTS
In connection with Retail Ventures’ assumption, after the end of its third quarter of 2009, of the rights and obligations related to the Pension Plan, the Company has determined that it is necessary to restate the August 1, 2009 condensed consolidated financial statements to account for the Pension Plan in continuing operations rather than as a guarantee attributable to discontinued operations. The correction of the error resulted in a decrease in the Long-term guarantees of discontinued operations of $9.5 million, an increase in Other noncurrent liabilities of $4.9 million, an increase in the Accumulated other comprehensive loss of $6.7 million and an increase in Retail Ventures’ shareholders’ equity of $4.1 million. For the six months ended August 1, 2009, the correction also resulted in an increase in the Income from discontinued operations, net of tax — Filene’s Basement of $11.0 million and a decrease in the Net loss of $10.9 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following is a summary of the effects of these changes on the condensed consolidated financial statements:

	As of August 1, 2009
	As Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Balance Sheet:
Long-term guarantees of discontinued operations	$19,347	$(9,461)	$9,886
Other noncurrent liabilities	98,647	4,903	103,550
Deferred income taxes	24,524	431	24,955
Accumulated deficit	(103,218)	10,861	(92,357)
Accumulated other comprehensive loss	(614)	(6,734)	(7,348)
Total Retail Ventures’ shareholders’ equity	204,392	4,127	208,519
Total shareholders’ equity	384,302	4,127	388,429

	Three months ended August 1, 2009
	As Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Statements of Operations:
Selling, general and administrative expenses	$(151,235)	$(55)	$(151,290)
Operating (loss) profit	(701)	(55)	(756)
(Loss) income from continuing operations before income taxes	(2,606)	(55)	(2,661)

(Loss) income from continuing operations	(4,369)	(55)	(4,424)
Net income (loss)	18,963	(55)	18,908
Net income (loss) attributable to Retail Ventures, Inc.	16,153	(55)	16,098

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(7,179)	$(55)	$(7,234)
Net income (loss)	16,153	(55)	16,098

	Six months ended August 1, 2009
	As Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Statements of Operations:
Selling, general and administrative expenses	$(366,169)	$(109)	$(366,278)
Operating (loss) profit	(48,777)	(109)	(48,886)
(Loss) income from continuing operations before income taxes	(53,821)	(109)	(53,930)

Income tax expense	(2,429)	1	(2,428)
(Loss) income from continuing operations	(56,250)	(108)	(56,358)
Income (loss) from discontinued operations, net of tax — Filene’s Basement	33,409	10,969	44,378
Total income (loss) from discontinued operations, net of tax	33,990	10,969	44,959
Net income (loss)	(22,260)	10,861	(11,399)
Net income (loss) attributable to Retail Ventures, Inc.	(27,719)	10,861	(16,858)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six months ended August 1, 2009
	As Reported	Adjustments	As Restated
	(in thousands)
Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.26)	$(0.01)	$(1.27)
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.26)	$(0.01)	$(1.27)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.70	$0.22	$0.92
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.70	$0.22	$0.92
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.57)	$0.22	$(0.35)
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.57)	$0.22	$(0.35)

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(61,709)	$(108)	$(61,817)
Discontinued operations, net of tax	33,990	10,969	44,959
Net income (loss)	$(27,719)	$10,861	$(16,858)

	Six months ended August 1, 2009
	As Reported	Adjustments	As Restated
	(in thousands)
Condensed Consolidated Statements of Cash Flows:
Net (loss) income	$(22,260)	$10,861	$(11,399)
Less: (income) loss from discontinued operations, net of tax	(33,990)	(10,969)	(44,959)
(Loss) income before discontinued operations	(56,250)	(108)	(56,358)
Deferred income taxes and other noncurrent liabilities	(15,714)	108	(15,606)
16.	COMMITMENTS AND CONTINGENCIES
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
As discussed above, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of August 1, 2009, RVI had recorded a current liability of $2.5 million for the guarantees of Filene’s Basement commitments, primarily related to leases not assumed by New Filene’s Basement.
If the underlying obligations are paid down or otherwise liquidated by Filene’s Basement, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated potential liability of $2.5 million. The amount of any reduction is not reasonably estimable.
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
As discussed in Note 15 to the condensed consolidated financial statements, the Company’s August 1, 2009 financial statements have been restated. This discussion and analysis gives effect to the restatement.
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
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, will pay a fee of $1.3 million to Buxbaum, of which $0.4 million has been paid through August 1, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $75.9 million on the transaction as of August 1, 2009. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company will provide transition services to Syms in exchange for payment.
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
•	our ability to manage and enhance liquidity;
•	DSW’s success in opening and operating new stores on a timely and profitable basis;
•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;
•	maintaining good relationships with our vendors;
•	our ability to anticipate and respond to fashion trends;
•	fluctuation of our comparable store sales and quarterly financial performance;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City Department Stores;
•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;
•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;
•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;
•	the impact of Value City and Filene’s Basement on our liquidity;
•	disruption of our distribution operations;
•	our dependence on DSW for key services;
•	failure to retain our key executives or attract qualified new personnel;
•	our competitiveness with respect to style, price, brand availability and customer service;
•	declining general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	the success of dsw.com;
•	lease of an office facility;
•	liquidity and investment risks related to our investments; and
•	DSW’s ability to secure additional credit upon the termination of its existing credit facility.
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

•
Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based on the anticipated average rate of earnings expected on the invested funds of the Plan. At August 1, 2009, the actuarial assumptions have remained unchanged from our 2008 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At August 1, 2009, the weighted-average actuarial assumptions applied to our plan was a discount rate of 6.25% and a long-term rate of return on plan assets of 7.0%.

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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $10.3 million from $141.0 million in the second quarter of fiscal year 2008 to $151.3 million for the second quarter of fiscal year 2009. As a percent of net sales, SG&A expense was 40.9% for the second quarter of 2009 compared to 39.5% in the comparable quarter last year.
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
Corporate segment SG&A expense increased $3.4 million for the three months ended August 1, 2009 compared to the three months ended August 2, 2008. The increase in SG&A expense was due to expenses no longer being allocated to Filene’s Basement. Expenses were allocated to Filene’s Basement through the date of sale in April 2009.
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
Operating (Loss) Profit. Operating loss for the quarter ended August 1, 2009 was $0.8 million compared to operating profit of $34.4 million for the quarter ended August 2, 2008, a decrease of $35.2 million. Operating loss, as a percentage of net sales, for the quarter ended August 1, 2009 was 0.1% compared to operating profit, as a percentage of net sales, for the quarter ended August 2, 2008 of 9.6%.
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
Income Taxes. The effective tax rate for the three months ended August 1, 2009 was negative 66.3% compared to a 22.8% effective tax rate for the three months ended August 2, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and a decrease in the valuation allowance of $3.4 million on federal and state deferred tax assets.
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
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $86.2 million from $280.1 million for the six months ended August 2, 2008 to $366.3 million for the six months ended August 1, 2009. As a percent of net sales, SG&A expense was 48.5% for the six months ended August 1, 2009 compared to 38.7% for the six months ended August 2, 2008.

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
Corporate segment SG&A expense increased $62.3 million for the six months ended August 1, 2009 compared to the six months ended August 2, 2008. The increase in SG&A expense was primarily due to the bad debt charges of $57.4 million recorded for the notes and accounts receivable from liquidating Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In addition, the increase in SG&A expense was due to expenses not being allocated to Filene’s Basement after the date of sale in April 2009.
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
Operating (Loss) Profit. Operating loss for the six months ended August 1, 2009 was $48.9 million compared to operating profit of $87.6 million for the six months ended August 2, 2008, a decrease of $136.5 million. Operating loss, as a percentage of net sales, for the six months ended August 1, 2009 was 6.5% compared to operating profit, as a percentage of net sales, for the six months ended August 2, 2008 of 12.1%.
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
Income Taxes. The effective tax rate for the six months ended August 1, 2009 was negative 4.5% compared to a 16.6% effective tax rate for the six months ended August 2, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $0.6 million on federal and state deferred tax assets.
(Loss) Income from Continuing Operations. For the six months ended August 1, 2009, loss from continuing operations was $56.4 million compared to income from continuing operations of $71.7 million during the six months ended August 2, 2008 and represents 7.5% of net sales versus 9.9% of net sales, respectively. The change in the results from continuing operations for the six months ended August 1, 2009 compared to the six months ended August 2, 2008 was primarily attributable to the bad debt expense of $57.4 million recorded during the first quarter of fiscal 2009 related to notes and accounts receivable from liquidating Filene’s Basement and the changes in the fair value of the derivative instruments.
Income from Discontinued Operations — Value City. The $6.3 million, net of tax, decrease in the income from discontinued operations — Value City is primarily due to adjustments of guarantees recorded during the six months ended August 1, 2009 compared to adjustments of the guarantees recorded during the six months ended August 2, 2008.

Income (Loss) from Discontinued Operations — Filene’s Basement. During the six months ended August 1, 2009, the income from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $75.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the writeoff of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense of $14.1 million in the aggregate.
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

Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of August 1, 2009, RVI has recorded a liability of $2.5 million for the guarantees of Filene’s Basement commitments. The guarantees of Filene’s Basement commitments were primarily due to $2.5 million of lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.
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