Form 10-Q
period 2009-10-31
RETAIL VENTURES INC
filed 2009-12-15
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
The number of outstanding Common Shares, without par value, as of November 30, 2009 was 48,940,729.

RETAIL VENTURES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 31,	January 31,
	2009	2009

ASSETS
Cash and equivalents	$108,723	$94,308
Restricted cash		261
Short-term investments, net	169,429	101,404
Accounts receivable, net	5,614	7,142
Accounts receivable from related parties, net	165	332
Inventories	289,395	244,008
Prepaid expenses and other current assets	24,358	27,249
Deferred income taxes	29,378	22,243
Current assets held for sale		66,678

Total current assets	627,062	563,625

Property and equipment, net	216,274	236,355
Goodwill	25,899	25,899
Tradenames and other intangibles, net	3,028	3,668
Conversion feature of long-term debt	46,943	77,761
Deferred income taxes		805
Other assets	6,264	6,856
Non-current assets held for sale		38,793

Total assets	$925,470	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	October 31,	January 31,
	2009	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$142,498	$93,088
Accounts payable to related parties	2,876	3,125
Accrued expenses:
Compensation	22,285	12,632
Taxes	40,963	14,857
Gift cards and merchandise credits	13,716	15,491
Guarantees from discontinued operations	4,330	2,909
Other	35,910	31,175
Warrant liability	16,260	6,292
Current maturities of long-term obligations		250
Current liabilities held for sale		76,030

Total current liabilities	278,838	255,849

Long-term obligations, net of current maturities	129,194	127,576
Long-term guarantees of discontinued operations	9,883	9,980
Other noncurrent liabilities	102,119	99,310
Deferred income taxes	18,511	29,806
Noncurrent liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,947,280 and 48,691,280, respectively	308,328	306,868
Accumulated deficit	(105,930)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(6,619)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	195,720	222,614
Noncontrolling interests	191,205	172,572

Total shareholders’ equity	386,925	395,186

Total liabilities and shareholders’ equity	$925,470	$953,762

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$444,621	$391,355	$1,199,957	$1,114,794
Cost of sales	(238,549)	(218,946)	(666,416)	(628,559)

Gross profit	206,072	172,409	533,541	486,235
Selling, general and administrative expenses	(164,862)	(151,492)	(531,140)	(431,633)
Change in fair value of derivative instruments	(30,701)	7,858	(40,778)	61,759

Operating profit (loss)	10,509	28,775	(38,377)	116,361
Interest expense	(3,236)	(3,241)	(9,678)	(10,431)
Interest income	626	2,895	1,891	8,468

Interest expense, net	(2,610)	(346)	(7,787)	(1,963)
Non-operating (expense) income, net	(754)	1,486	(621)	1,486

Income (loss) from continuing operations before income taxes	7,145	29,915	(46,785)	115,884
Income tax expense	(11,079)	(10,411)	(13,507)	(24,649)

(Loss) income from continuing operations	(3,934)	19,504	(60,292)	91,235
(Loss) income from discontinued operations, net of tax — Value City	(498)	2,035	83	8,908
Income (loss) from discontinued operations, net of tax — Filene’s Basement	203	(6,562)	44,581	(30,521)

Total (loss) income from discontinued operations, net of tax	(295)	(4,527)	44,664	(21,613)

Net (loss) income	(4,229)	14,977	(15,628)	69,622
Less: net income attributable to the noncontrolling interests	(9,900)	(4,988)	(15,359)	(12,748)

Net (loss) income attributable to Retail Ventures, Inc.	$(14,129)	$9,989	$(30,987)	$56,874

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.28)	$0.30	$(1.55)	$1.61
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.28)	$0.30	$(1.55)	$1.58
Basic (loss) earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.01)	$(0.09)	$0.91	$(0.44)
Diluted (loss) earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.01)	$(0.09)	$0.91	$(0.43)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.29)	$0.21	$(0.63)	$1.17
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.29)	$0.20	$(0.63)	$1.14

Shares used in per share calculations:
Basic	48,938	48,681	48,855	48,665
Diluted	48,938	48,817	48,855	49,803

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(13,834)	$14,516	$(75,651)	$78,487
Discontinued operations, net of tax	(295)	(4,527)	44,664	(21,613)

Net (loss) income	$(14,129)	$9,989	$(30,987)	$56,874

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
								Total
				Retained				Accumulated
		Common		Earnings				Other	Non-
	Common	Shares in	Common	(Accumulated	Treasury			Comprehensive	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		Loss	Interests	Total
Balance, February 2, 2008	48,623	8	$305,254	$(130,577)	$(59)		$124	$(1,819)	$160,349	$333,272
Net income from continuing operations				78,487					12,748	91,235
Net loss from discontinued operations				(21,613)						(21,613)
Unrealized loss on available-for-sale securities, net of tax benefit of $616								(941)		(941)

Total comprehensive income										$68,681
Capital transactions of subsidiary				2,452					1,372	3,824
Stock based compensation expense, before related tax effects			1,046							1,046
Exercise of stock options	65		200							200

Balance, November 1, 2008	48,688	8	$306,500	$(71,251)	$(59)		$124	$(2,760)	$174,469	$407,023

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(75,651)					15,359	(60,292)
Net income from discontinued operations				44,664						44,664
Unrealized loss on available-for-sale securities								(99)		(99)

Total comprehensive loss										$(15,727)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment								754		754
Capital transactions of subsidiary				1,987					3,274	5,261
Stock based compensation expense, before related tax effects			949							949
Exercise of stock options	256		511							511
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, October 31, 2009	48,947	8	$308,328	$(105,930)	$(59)	$		$(6,619)	$191,205	$386,925

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 31,	November 1,
	2009	2008
Cash from operating activities:
Net (loss) income	$(15,628)	$69,622
Less: (income) loss from discontinued operations, net of tax	(44,664)	21,613

(Loss) income before discontinued operations	$(60,292)	$91,235
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	2,630	2,515
Stock based compensation expense	949	1,046
Stock based compensation expense of subsidiary	1,987	2,452
Depreciation and amortization	34,782	26,109
Change in fair value of derivative instruments	40,778	(61,759)
Gain on repurchase of Premium Income Exchangeable Securities		(1,486)
Deferred income taxes and other noncurrent liabilities	(28,053)	(8,956)
Impairment charges on long-lived assets	481	1,586
Non-operating expense, net	621
Loss on disposal of assets	387	1,062
Impairment charges on receivables from Filene’s Basement	57,897
Other	3,274	1,018
Change in working capital, assets and liabilities:
Accounts receivable	2,403	6,029
Inventories	(45,387)	(57,207)
Prepaid expenses and other current assets	2,951	(309)
Accounts payable	47,703	22,692
Proceeds from construction and tenant allowances	6,680	14,928
Accrued expenses	31,244	15,787

Net cash provided by operating activities from continuing operations	101,035	56,742
Net cash provided by (used in) operating activities from discontinued operations	20,563	(10,164)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Nine months ended
	October 31,	November 1,
	2009	2008
Cash flows from investing activities:
Cash paid for property and equipment	(18,671)	(66,272)
Purchases of available-for-sale investments	(161,147)	(182,672)
Maturities and sales of available-for-sale investments	101,106	174,213
Purchases of held-to-maturity investments	(12,105)	(2,000)
Maturities and sales of held-to-maturity investments	3,675	2,000
Transfer of cash from restricted cash	10,261
Transfer of cash to restricted cash	(10,000)

Net cash used in investing activities from continuing operations	(86,881)	(74,731)
Net cash used in investing activities from discontinued operations	(158)	(3,372)

Cash flows from financing activities:
Payment of current maturities on long-term obligations	(250)
Repurchase of Premium Income Exchangeable Securities		(5,600)
Proceeds from exercise of stock options	511	200

Net cash provided by (used in) financing activities from continuing operations	261	(5,400)
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	20,500
Net increase (decrease) in cash and equivalents from continuing operations	$14,415	$(23,389)
Cash and equivalents from continuing operations, beginning of period	94,308	107,260

Cash and equivalents from continuing operations, end of period	$108,723	$83,871
Net (decrease) increase in cash and equivalents from discontinued operations	$(4,776)	$6,964
Cash and equivalents from discontinued operations, beginning of period	4,776	5,691

Cash and equivalents from discontinued operations, end of period	$	$12,655

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ common shares are listed on the New York Stock Exchange trading under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”). DSW Inc. (“DSW”) is a specialty branded footwear retailer. As of October 31, 2009, DSW operated a total of 306 stores located throughout the United States and dsw.com. DSW also supplies shoes, under supply arrangements, for 356 locations for four retailers in the United States. The Corporate segment consists of all revenue and expenses that are not attributable to the DSW segment.
As of October 31, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.7% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange trading under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.7 million on the transaction as of October 31, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of October 31, 2009, the Company is still providing Value City with limited transition services.
On April 21, 2009, Retail Ventures entered into and consummated the transactions contemplated by a definitive agreement dated April 21, 2009 (the “Purchase Agreement”) to dispose of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.7 million has been paid through October 31, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $76.1 million on the transaction as of October 31, 2009. As a result of the disposition, Filene’s Basement is no longer a related party of Retail Ventures. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of October 31, 2009, the Company is still providing transition services to Syms.
DSW. DSW is a leading U.S. specialty branded footwear retailer operating stores in 39 states as of October 31, 2009. Its stores offer a remarkable selection of better-branded dress, casual and athletic footwear for women and men. As of October 31, 2009, DSW, pursuant to supply agreements, operated 266 leased shoe departments for Stein Mart, Inc., 66 for Gordmans, Inc., 23 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the nine months ended October 31, 2009, DSW opened nine new stores, relocated one store, closed one store, added three leased departments and ceased operations in 24 leased departments.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the DSW segment, debt related expenses and income on investments.

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
Allowance for Doubtful Accounts — The Company monitors its exposure for losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 31, 2009 and January 31, 2009, the Company’s allowance for doubtful accounts was $6.7 million and $1.2 million, respectively. The increase in the allowance was primarily related to allowances recorded related to receivables from liquidating Filene’s Basement. In addition, during the quarter ended May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from liquidating Filene’s Basement. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivables were released in connection with a Settlement Agreement approved by the bankruptcy court.
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
Tradenames and Other Intangible Assets, net — Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases the Company acquired. The gross balance of tradenames and other intangible assets was $12.9 million as of both October 31, 2009 and January 31, 2009. Accumulated amortization for these assets was $9.9 million and $9.2 million at October 31, 2009 and January 31, 2009, respectively.
Amortization expense for each of the three and nine months ended October 31, 2009 and November 1, 2008 was $0.3 million and $0.7 million, respectively. Amortization associated with the net carrying amount of intangible assets at October 31, 2009 is estimated to be $0.2 million for the remainder of fiscal year 2009, $0.9 million for each fiscal year from fiscal year 2010 through fiscal year 2012 and $0.2 million in fiscal year 2013.
Customer Loyalty Program — The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire within six months. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of October 31, 2009 and January 31, 2009 was $9.3 million and $7.3 million, respectively.
Noncontrolling Interests — During both the three and nine months ended October 31, 2009 and November 1, 2008, there was an immaterial impact to the net income (loss) attributed to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants. DSW granted 765 and 45,895 director stock units during the three and nine months ended October 31, 2009, respectively and granted 2,658 and 43,887 director stock units during the three and nine months ended November 1, 2008, respectively.
Sales and Revenue Recognition — Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during both of the three months ended October 31, 2009 and November 1, 2008. The Company recognized $0.6 million and $0.5 million as miscellaneous income from gift card breakage during the nine months ended October 31, 2009 and November 1, 2008, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Income Taxes — Income taxes are accounted for using the asset and liability method as required by ASC 740 Income Taxes. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Sale of Subsidiary Stock — Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
Subsequent Events — The Company has evaluated subsequent events through December 15, 2009, the date the Company’s financial statements were issued.
3. ADOPTION OF ACCOUNTING STANDARDS
In December 2007, the FASB issued Accounting Standards Codification (“ASC”) 805 Business Combinations. ASC 805 establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 805 during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In December 2007, the FASB issued an update to ASC 805 Business Combinations related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This guidance shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this guidance during the first quarter of fiscal year 2009 resulted in enhanced disclosures regarding the minority interests of DSW as well as some presentation changes of noncontrolling interest within the balance sheets, statements of operations and statements of changes in shareholders’ equity.
In March 2008, the FASB issued an update to ASC 815 Derivatives and Hedging related to disclosures about an entity’s derivative instruments and hedging activities. This guidance establishes enhanced disclosures about the entity’s derivative and hedging activities. This guidance was effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance during the first quarter of fiscal year 2009 resulted in enhanced disclosure regarding the Company’s derivative instruments. See Note 7 for additional information regarding Retail Ventures’ derivative instruments.
In June 2008, the FASB issued an update to ASC 815-40 Derivatives and Hedging, Contracts in Entity’s Own Equity related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. ASC 815-10 Derivatives and Hedging topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception. The adoption of this guidance during the first quarter of fiscal year 2009 resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liability within the balance sheets. In addition, the VCHI Warrants were marked to market as of the date of the adoption and continued to be marked to market through their expiration date.
In November 2008, the FASB issued an update to the ASC 815-40 Derivatives and Hedging, Contracts in Entity’s Own Equity topic related to accounting for an instrument (or an embedded feature) with a settlement amount that is based on the stock of an entity’s consolidated subsidiary. This guidance was effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. This guidance states that provided that the subsidiary is a substantive entity, instruments indexed to the stock of a subsidiary could be considered indexed to the entity’s own stock within the consolidated financial statements. The instruments should be evaluated using ASC 815-40 and other applicable guidance to determine the classification of the instrument. The adoption of this guidance during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2008, the FASB issued an update to the ASC 350-30 Goodwill and Other Intangible Assets, General Intangibles Other than Goodwill that amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure its fair value. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. This guidance was prospectively applied to intangible assets acquired after the effective date. The disclosure requirements were applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this guidance during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In May 2008, the FASB issued an update to ASC 470-20 Debt, Debt with Conversion and Other Options related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance applies to convertible debt instruments that may be settled in cash (including partial cash settlement) unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815-10. This guidance requires that the convertible debt instrument is separated into a liability-classified component and an equity-classified component in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements. Additional disclosures related to the Company’s convertible debt have been included in Note 7 as a result of the adoption of this guidance.
In June 2008, the FASB issued an update to ASC 260 Earnings Per Share related to determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether awards granted in unvested share-based payment transactions that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and therefore need to be included in computing earnings per share under the two-class method, as described in ASC 260-10. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and was applied retrospectively in accordance with the guidance. The adoption of this guidance during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In February 2008, the FASB issued an update to ASC 820 Fair Value Measurements and Disclosures which delayed the effective date for non-financial assets and liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. ASC 820, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Refer to Note 8 for additional information regarding the Company’s fair value measurements.
In April 2009, the FASB issued an update to ASC 820 Fair Value Measurements and Disclosures related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The update provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This guidance applies to all fair value measurements when appropriate. This guidance was effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance during the second quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In April 2009, the FASB issued an update to ASC 320 Investments — Debt and Equity Securities related to recognition and presentation of other-than-temporary impairments. This guidance amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. This update replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance during the second quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In April 2009, the FASB issued an update to ASC 825 Financial Instruments which requires an entity to provide the annual disclosures required by ASC 825 in its interim consolidated financial statements. This guidance was effective for reporting periods ending after June 15, 2009. The adoption of this guidance during the second quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855 Subsequent Events. ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This statement should not result in significant changes in the subsequent events the entity reports, either through recognition or disclosure, in its financial statements. This guidance is effective for interim periods or fiscal years ending after June 15, 2009. The adoption of this guidance during the second quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued an update to ASC 860 Transfers and Servicing related to accounting for transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose and removes the exception from applying ASC 810 to qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and will not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued an update to ASC 810 Consolidation. The guidance requires ongoing assessments using a primarily qualitative approach rather than the quantitative-based risks and rewards calculation in determining which entity has a controlling interest in a variable interest entity. In addition, an additional reconsideration assessment should be completed when an event causes a change in facts or circumstances. Lastly, the guidance requires additional disclosures about an entity’s involvement in variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and will not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued Accounting Standard Codification 105 Generally Accepted Accounting Principles, or the Codification. The Codification is the sole source of authoritative U.S. accounting and reporting standards recognized by the FASB. Rules and interpretive releases of the SEC are also sources of authoritative GAAP. ASC 105 is effective for financial statements issued for periods ending after September 15, 2009. The adoption of ASC 105 during the third quarter of fiscal year 2009 did not have an impact on the Company’s financial position or results of operations, but upon adoption of ASC 105, references within financial statement disclosures were modified to reference the Codification.
4. DISCONTINUED OPERATIONS
Value City
As mentioned above, on January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations. As part of the transaction, Retail Ventures issued warrants (“VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The VCHI Warrants expired in June 2009. Retail Ventures received no net cash proceeds from the sale and paid a fee of $500,000 to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $76.7 million as of October 31, 2009, including a decrease in the loss of $0.1 million recognized in the nine months ended October 31, 2009. The decrease in the loss consisted primarily of revaluations of the liabilities due to the passage of time for the guarantees recorded by Retail Ventures. As of October 31, 2009, Retail Ventures is still providing Value City with limited transition services.
Filene’s Basement
As previously discussed, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and will pay a fee of $1.3 million to Buxbaum, of which $0.7 million has been paid through October 31, 2009, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of October 31, 2009, RVI had recorded a liability of $1.9 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $76.1 million on the transaction as of October 31, 2009. The $76.1 million gain on the disposition of Filene’s Basement is net of the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees of $1.9 million, other transaction related expenses of $3.4 million, impairment charges of $1.8 million and income tax expenses of $1.8 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On August 16, 2006, Filene’s Basement entered into a Promissory Note with Retail Ventures for $27.6 million, due August 16, 2013. In addition, on January 3, 2008, Filene’s Basement entered into a Promissory Note with Retail Ventures for $25.0 million, due February 1, 2013. Each note between Filene’s Basement and Retail Ventures provided for interest to accrue at 13% per annum. The notes and related interest receivable were fully reserved for during the first quarter of 2009. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivables were released in connection with a Settlement Agreement approved by the bankruptcy court.
On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. As a result of the filing, RVI has determined that the notes receivable from liquidating Filene’s Basement, the related accrued interest receivable and accounts receivable from liquidating Filene’s Basement were fully impaired and recorded bad debt expense of $57.3 million related to these assets. In addition, DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.6 million. Therefore, included in the consolidated results of operations of RVI for the nine months ended October 31, 2009, is bad debt expense of $57.9 million related to the impairment of these items.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations.

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(in thousands)
Net sales	$	$112,150	$63,351	$314,781

Loss before income taxes		$(6,758)	$(31,195)	$(30,796)
Income tax benefit (provision)		196	(345)	275
Gain on sale	$203		76,121

Income (loss) from discontinued operations, net of tax — Filene’s Basement	$203	$(6,562)	$44,581	$(30,521)

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the financial classification of assets and liabilities of Filene’s Basement reflected as held for sale in the Condensed Consolidated Balance Sheets as of January 31, 2009 (in thousands):

January 31,
2009
(in thousands)
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
During the nine months ended October 31, 2009 and November 1, 2008, included in income from continuing operations is stock based compensation expense of approximately $5.2 million and $4.3 million, respectively, which includes approximately $4.2 million and $3.3 million, respectively, of expenses recorded by DSW, before accounting for the noncontrolling interests.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables summarize the activity of the Company’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the nine months ended October 31, 2009 (in thousands):

	Stock Options	SARs	RSUs
Outstanding beginning of period	1,247	395	12
Granted	38
Exercised	(256)		(6)
Forfeited	(212)	(200)

Outstanding end of period	817	195	6
Exercisable end of period	767	175
Stock Options
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Nine months ended
	October 31,	November 1,
	2009	2008
Assumptions:
Risk-free interest rate	2.1%	2.9%
Expected volatility of Retail Ventures common shares	84.6%	56.1%
Expected option term	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of options granted in the nine months ended October 31, 2009 and November 1, 2008 was $1.94 per share and $3.15 per share, respectively.
Stock Appreciation Rights
Included in compensation expense recorded in continuing operations during the nine months ended October 31, 2009 and November 1, 2008 was $0.7 million and $0.8 million, respectively, relating to SARs.
Restricted Stock Units
The Company’s continuing operations recorded compensation expense of less than $0.1 million and $0.1 million related to the restricted stock units in the nine months ended October 31, 2009 and November 1, 2008, respectively. The amount of restricted stock units accrued at both October 31, 2009 and January 31, 2009 was less than $0.1 million.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares, including stock options and restricted stock units to management, key employees of DSW and affiliates, consultants (as defined in the Plan) and directors of DSW. During the nine months ended October 31, 2009 and November 1, 2008, DSW recorded stock based compensation expense of approximately $4.2 million and $3.3 million, respectively.
The following tables summarize the activity of DSW’s stock options and RSUs for the nine months ended October 31, 2009 (in thousands):

	Stock Options	RSUs
Outstanding beginning of period	2,125	226
Granted	946	179
Exercised	(52)	(73)
Forfeited	(378)	(63)

Outstanding end of period	2,641	269
Exercisable end of period	856
Stock Options
The weighted-average grant date fair value of each option granted in the nine months ended October 31, 2009 and November 1, 2008 was $5.10 per share and $5.89 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Nine months ended
	October 31,	November 1,
	2009	2008
Assumptions:
Risk-free interest rate	1.9%	2.8%
Expected volatility of DSW common stock	57.6%	48.1%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
The total aggregate intrinsic value of nonvested restricted stock units at October 31, 2009 was $5.2 million. As of October 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.5 million with a weighted average expense recognition period remaining of 1.8 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended October 31, 2009 and November 1, 2008, DSW granted 45,895 and 43,887 director stock units, respectively, and expensed $0.6 million in each respective nine month period for these grants. As of October 31, 2009, 129,096 director stock units had been issued and no director stock units had been settled.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. INVESTMENTS
The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If the Company has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. As of October 31, 2009, the Company had held-to-maturity investments of $8.4 million in tax exempt term notes that mature within the next year. All other investments are classified as available-for-sale and stated at current market value.
Short-term investments classified as available-for-sale as of October 31, 2009 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper and certificates of deposit. The Company also participates in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 182 days. The other types of short-term investments generally have interest reset dates of every 7 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to quickly liquidate these securities. As a result, the Company has classified these securities as available-for-sale.
As of October 31, 2009, the Company reclassified its auction rate security as long-term and the unrealized loss on its auction rate security from a temporary to an other-than-temporary impairment. The Company believes the impairment is other-than-temporary due to the financial condition and future business prospects of the underlying issuer, as well as the duration of the impairment. The Company received preferred shares as distributions-in-kind on two of its auction rate securities and sold these preferred shares for a net realized gain of $0.1 million in fiscal 2009.
The following table discloses the major categories of the Company’s investments as of October 31, 2009 and January 31, 2009:

	Short-term investments, net		Long-term investments, net
	October 31,	January 31,	October 31,	January 31,
	2009	2009	2009	2009
	(in thousands)
Available for sale:
Tax exempt, tax advantaged and taxable bonds	$125,639	$65,829
Variable rate demand notes	13,160	16,580
Tax exempt commercial paper	7,200	2,000
Certificates of deposit	15,000	14,000
Auction rate securities		3,650	$2,500	$2,400
Other-than-temporary impairment included in earnings			(754)	(1,134)
Unrealized losses included in accumulated other comprehensive loss		(655)

Total available-for-sale investments	160,999	101,404	1,746	1,266

Held-to-maturity:
Tax exempt term notes	8,430

Total investments	$169,429	$101,404	$1,746	$1,266

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long-term obligations of continuing operations consist of the following (in thousands):

	October 31,	January 31,
	2009	2009
Credit facilities:
Senior Loan Agreement — related parties		$250
Premium Income Exchangeable Securities (“PIES”)	$133,750	133,750
Discount on PIES	(4,556)	(6,174)

	129,194	127,826
Less: current maturities		(250)

Total long term obligations of continuing operations	$129,194	$127,576

Letters of credit outstanding under DSW revolving credit facility	$10,849	$17,709
Availability under DSW revolving credit facility	$139,151	$132,291
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the DSW Revolving Loan on a long-term basis. As of October 31, 2009 and January 31, 2009, there were no outstanding borrowings and there was availability under the facility of $139.2 million and $132.3 million, respectively. DSW had outstanding letters of credit of $10.8 million and $17.7 million, respectively, as of October 31, 2009 and January 31, 2009.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original term of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in the other non-current liabilities, excluding discontinued operations, was $34.0 million and $33.5 million at October 31, 2009 and January 31, 2009, respectively.
Construction and Tenant Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances included in other non-current liabilities, excluding discontinued operations, were $60.8 million and $63.7 million at October 31, 2009 and January 31, 2009, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Derivative Instruments
The Company has derivative instruments, warrants and the conversion feature of convertible debt, that it has issued in conjunction with past financing activities. As of October 31, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges nor has Retail Ventures entered into derivative instruments for trading purposes. ASC 815 Derivatives and Hedging requires recognition of all qualifying derivative instruments as either assets or liabilities on the balance sheet at fair value. Retail Ventures utilizes the Black-Scholes pricing model to compute the fair value of its derivative instruments. The Company’s derivative instruments outstanding as of October 31, 2009, are described in detail below.
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
The embedded exchange feature of the PIES is accounted for as a derivative, which is recorded at fair value based upon the income approach using the Black-Scholes pricing model in accordance with ASC 820 Fair Value Measurements and Disclosures using level 2 inputs such as current market rates and changes in fair value are reflected in the statement of operations. Accordingly, the accounting for the embedded derivative addresses the variations in the fair value of the obligation to settle the PIES when the market value exceeds or is less than the threshold appreciation price. The fair value of the conversion feature at the date of issuance of $11.7 million was equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES. As of October 31, 2009, the discount on the PIES has a remaining amortization period of 1.9 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	Nine months ended
	October 31,	November 1,
	2009	2008
Contractual interest expense	$7,090	$7,195
Amortization of debt discount	1,618	1,503

Total interest expense	$8,708	$8,698

Effective interest rate	8.6%	8.6%
During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $21.6 million and $30.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and nine months ended November 1, 2008, the Company recorded a non-cash charge of $2.9 million and a non-cash reduction of expense of $23.9 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of October 31, 2009 and January 31, 2009, the fair value asset recorded for the conversion feature was $46.9 million and $77.8 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of the conversion feature of the PIES at October 31, 2009 and January 31, 2009 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	October 31,	January 31,
	2009	2009
Assumptions:
Risk-free interest rate	1.5%	3.0%
Expected volatility of common shares	72.9%	58.0%
Expected option term	1.9 years	2.6 years
Expected dividend yield	0.0%	0.0%
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants (“the VCHI Warrants”) to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009.
An update to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets during the quarter ended May 2, 2009. In addition, the VCHI Warrants were marked to market and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of ASC 815-40. During the nine months ended October 31, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants.
Term Loan Warrants and Conversion Warrants
As of October 31, 2009, the Company had outstanding 3,683,959 Term Loan Warrants and no Conversion Warrants (together, the “Warrants”). As of January 31, 2009, the Company had outstanding 3,683,959 Term Loan Warrants and 8,333,333 Conversion Warrants. On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance along with the related accrued interest on the Senior Non-Convertible Loan, as amended and restated on August 16, 2006, made by Schottenstein Stores Corporation in favor of Value City, which loan was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008. The Term Loan Warrants expire on June 11, 2012.
For the three and nine months ended October 31, 2009, the Company recorded a non-cash charge for the change in the fair value of the Warrants of $9.1 million and $10.0 million, respectively, of which the portion held by related parties was a non-cash charge of $4.3 million and $3.7 million respectively. For the three and nine months ended November 1, 2008, the Company recorded a non-cash reduction of expenses of $10.8 million and $37.9 million, respectively, for the change in fair value of the Term Loan Warrants and Conversion Warrants, respectively, of which the portion held by related parties was a non-cash reduction of expenses of $8.5 million and $31.0 million, respectively. No tax benefit has been recognized in connection with these charges. These derivative instruments do not qualify for hedge accounting under ASC 815 Derivatives and Hedging therefore; changes in the fair values are recognized in earnings in the period of change. As the Warrants may be exercised for either common shares of RVI or common shares of DSW owned by RVI, the settlement of the Warrants will not result in a cash outlay by the Company.
In accordance with ASC 815 Derivatives and Hedging and ASC 820 Fair Value Measurements and Disclosures, Retail Ventures estimates the fair values of derivatives based on the income approach using the Black-Scholes pricing model using level 2 inputs such as current market rates and records all derivatives on the balance sheet at fair value.
The fair value of the Term Loan Warrants was $16.3 million, of which the portion held by related parties was $7.6 million at October 31, 2009. The fair value of the Term Loan Warrants and Conversion Warrants was $6.3 million, of which the portion held by related parties was $3.9 million at January 31, 2009.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The values ascribed to the Term Loan Warrants as of October 31, 2009 and the values ascribed to the Term Loan Warrants and Conversion Warrants as of January 31, 2009 were estimated using the Black-Scholes Pricing Model with the following assumptions. As previously noted, the Conversion Warrants expired on June 10, 2009.

	Term Warrants		Conversion Warrants
	October 31,	January 31,	January 31,
	2009	2009	2009
Assumptions:
Risk-free interest rate	1.5%	1.3%	0.3%
Expected volatility of common shares	107.5%	95.9%	114.3%
Expected option term	2.6 years	3.4 years	0.4 years
Expected dividend yield	0.0%	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		October 31,	January 31,
	Balance Sheet Location	2009	2009
Warrants	Warrant liability	$(16,260)	$(6,292)
Conversion feature of long-term debt	Conversion feature of long-term debt	46,943	77,761

Total		$30,683	$71,469

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended		Nine Months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Warrants	$(9,076)	$10,760	$(9,960)	$37,876
Conversion feature of long-term debt	(21,625)	(2,902)	(30,818)	23,883

(Expense) income related to the change in fair value of derivative instruments	$(30,701)	$7,858	$(40,778)	$61,759

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 consisted of the following (in thousands):

	Balance at
	October 31,
	2009	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$108,723	$108,723
Short-term investments, net	169,249		$169,249
Long-term investments, net	1,746			$1,746
Conversion feature of long-term debt	46,943		46,943

	$326,661	$108,723	$216,192	$1,746

Liabilities:
Warrant liability	$16,260		$16,260

	$16,260		$16,260

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
The carrying amount of accounts receivable approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates. The book value of notes payable and long-term debt approximates fair value. The carrying amount of the revolving line of credit approximates fair value as a result of the variable rate-based borrowings. The carrying amount of the term loan and subordinated debt also approximates fair value. See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding long-term obligations.
The activity related to level 3 fair value measurements for the three months ended October 31, 2009 is summarized below (in thousands):

	Short-term	Long-term
	investments, net	investments, net
Carrying value as of August 1, 2009	$1,771
Transfers between short-term and long-term investments, net	(1,771)	$1,771
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		729
Other-than-temporary impairment included in earnings		(754)

Carrying value as of October 31, 2009	$	$1,746

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The activity related to level 3 fair value measurements for the nine months ended October 31, 2009 is summarized below (in thousands):

	Short-term	Long-term
	investments, net	investments, net
Carrying value as of January 31, 2009	$1,845	$1,266
Transfer out of Level 3		(1,266)
Transfers between short-term and long-term investments, net	(1,845)	1,845
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		655
Other-than-temporary impairment included in earnings		(754)

Carrying value as of October 31, 2009	$	$1,746

Non-financial assets and liabilities measured at fair value on a nonrecurring basis as of October 31, 2009 consisted of the following (in thousands):

	Balance at
	October 31,
	2009	Level 1	Level 2	Level 3
Assets:
Long-lived assets to be held and used	$762			$762

	$762			$762

Long-lived assets to be held and used with a carrying amount of $1.3 million were written down to their fair value of $0.8 million, resulting in an impairment charge of $0.5 million, which was included in earnings for the nine months ended October 31, 2009.
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or the asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in operating expenses. The impairment charges were recorded within the DSW reportable segment.
9. PENSION BENEFIT PLAN
The Company was not required to make any contributions during the nine months ended October 31, 2009 to meet minimum funding requirements under the Filene’s Basement defined benefit pension plan (“the Pension Plan”). Prior to fiscal 2009, the Pension Plan liability was included within noncurrent liabilities held for sale. The following table shows the components of the Pension Plan (in thousands):

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Interest cost	$244	$234	$732	$701
Expected return on plan assets	(189)	(282)	(567)	(844)
Amortization of transition asset	(9)	(9)	(27)	(28)
Amortization of net loss	143	111	429	332

Net periodic cost	$189	$54	$567	$161

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
The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Weighted average shares outstanding	48,938	48,681	48,855	48,665
Assumed exercise of dilutive SARs				9
Assumed exercise of dilutive stock options		136		187
Assumed exercise of dilutive Term Loan Warrants				326
Assumed exercise of dilutive Conversion Warrants				616

Number of shares for computations of dilutive earnings per share	48,938	48,817	48,855	49,803

The amount of securities outstanding at October 31, 2009 and November 1, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	October 31,	November 1,
	2009	2008
SARs	159	364
Stock options	309	308
VCHI Warrants		150
Term Loan Warrants

Total of all potentially dilutive instruments	468	822

11. TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated Other Comprehensive Loss” was $6.6 million and $0.7 million at October 31, 2009 and January 31, 2009, respectively. At October 31, 2009, $6.7 million of the Accumulated Other Comprehensive Loss related to the Filene’s Basement Pension Plan was partially offset by $0.1 million related to the reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment, net of income tax. At January 31, 2009, the Accumulated Other Comprehensive Loss primarily related to the unrealized loss on available-for-sale securities, net of income tax. The Company believed it was more likely than not that it would not be able to utilize the related deferred tax assets and recorded a valuation allowance against the related deferred tax assets at January 31, 2009. For the nine months ended October 31, 2009 the comprehensive loss was $15.7 million. For the nine months ended November 1, 2008 the comprehensive income was $68.7 million.
12. INCOME TAXES
Effective February 4, 2007, in accordance with ASC 740 Income Taxes, the Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of October 31, 2009 and January 31, 2009 was $57.3 million and $50.7 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tax rate of negative 28.9% for the nine month period ended October 31, 2009 reflects the impact of the change in fair value of warrants, included in book income but not tax income and an increase in valuation allowance of $6.6 million on federal and state deferred tax assets.
The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2000. The Company is currently under audit by the IRS for 2006, and there are several state audits and appeals ongoing for fiscal years from 2000 through 2006. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of operations rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. $1.2 million and $1.1 million was accrued for the payment of interest and penalties at October 31, 2009 and January 31, 2009, respectively.
13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information for the nine month periods is presented below (in thousands):

	October 31,	November 1,
	2009	2008
Cash paid during the period for:
Interest	$7,143	$7,143
Income taxes	$12,536	$13,047
Noncash activities:
Decrease in accounts payable and accrued expenses from asset purchases	$(1,910)	$(7,257)
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
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and minority interest. The goodwill balance of $25.9 million outstanding at October 31, 2009 and January 31, 2009 is recorded in the DSW segment. The Corporate segment includes activities that are not attributable to the DSW segment.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment information for the three and nine months ended October 31, 2009 and November 1, 2008 and as of October 31, 2009 and January 31, 2009 (in thousands):

	DSW	Corporate	Total
Three months ended October 31, 2009
Net Sales	$444,621		$444,621
Operating profit (loss)	44,721	$(34,212)	10,509
Depreciation and amortization	11,691	110	11,801
Interest expense	176	3,060	3,236
Interest income	621	5	626
(Provision) benefit for income taxes	(17,781)	6,702	(11,079)

Capital expenditures	3,636		3,636

	DSW	Corporate	Total
Three months ended November 1, 2008
Net Sales	$391,355		$391,355
Operating profit	20,917	$7,858	28,775
Depreciation and amortization	8,698	440	9,138
Interest expense	270	2,971	3,241
Interest income	956	1,939	2,895
Provision for income taxes	(8,425)	(1,986)	(10,411)

Capital expenditures	22,806	8	22,814

	DSW	Corporate	Total
Nine months ended October 31, 2009
Net Sales	$1,199,957		$1,199,957
Operating profit (loss)	68,185	$(106,562)	(38,377)
Depreciation and amortization	34,415	367	34,782
Interest expense	547	9,131	9,678
Interest income	1,824	67	1,891
(Provision) benefit for income taxes	(27,498)	13,991	(13,507)

Capital expenditures	16,776		16,776

	DSW	Corporate	Total
Nine months ended November 1, 2008
Net Sales	$1,114,794		$1,114,794
Operating profit	54,602	$61,759	116,361
Depreciation and amortization	24,409	1,700	26,109
Interest expense	848	9,583	10,431
Interest income	2,677	5,791	8,468
Provision for income taxes	(22,008)	(2,641)	(24,649)

Capital expenditures	66,732	19	66,751

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Corporate	Total
As of October 31, 2009
Total assets	$856,137	$69,333	$925,470

As of January 31, 2009
Total assets	$719,615	$128,676	$848,291
15. COMMITMENTS AND CONTINGENCIES
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
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
As of October 31, 2009, RVI had recorded an estimated potential liability of $12.3 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: guaranteed severance for certain Value City employees of less than $0.1 million; amounts recognized under certain income tax liabilities of approximately $5.2 million; amounts owed under certain employee benefit plans of approximately $4.1 million for the amount that may be due if the plans are not fully funded on a termination basis; approximately $0.6 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 31, 2009, RVI had recorded an estimated liability of $12.9 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date. The reduction in the liability from January 31, 2009 to October 31, 2009 was primarily due to payments made and revaluation of guarantees due to the passage of time. Changes in the amount of guarantees are included in the loss from discontinued operations on the statements of operations.
If the underlying obligations are paid down or otherwise liquidated by Value City, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated potential liability of $12.3 million. The amount of any reduction is not reasonably estimable.
As discussed above, on April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of October 31, 2009, RVI had recorded a liability of $1.9 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
If the underlying obligations are paid down or otherwise liquidated by Filene’s Basement, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or RVS may have the ability to reduce the estimated potential liability of $1.9 million. The amount of any reduction is not reasonably estimable.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contractual Obligations
The Company has continued to enter into various construction commitments, including capital items to be purchased for projects that were under construction or for which a lease has been signed. The obligations under these commitments aggregated $0.2 million at October 31, 2009. In addition, DSW has signed lease agreements for five new store locations that are expected to open over the next 18 months, with total annual rent of approximately $1.6 million. Associated with the new lease agreements, the Company will receive $1.9 million of construction and tenant allowances which will offset future capital expenditures.
16. SUBSEQUENT EVENTS
As previously disclosed in RVI’s Current Report on Form 8-K filed with the SEC on September 28, 2009, RVI and DSW entered into a settlement agreement, dated September 25, 2009, with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments. DSW is a leading U.S. branded footwear specialty retailer operating 306 shoe stores in 39 states as of October 31, 2009. In addition, DSW also operates 356 leased shoe departments for four other retailers and sell shoes and accessories through dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
As of October 31, 2009, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.7% of DSW’s outstanding common shares and approximately 93.1% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $500,000 to the purchaser, and recognized an after-tax loss of $76.7 million on the transaction as of October 31, 2009. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI common shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of October 31, 2009, the Company is still providing Value City with limited transition services.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, will pay a fee of $1.3 million to Buxbaum, of which $0.7 million has been paid through October 31, 2009, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $76.1 million on the transaction as of October 31, 2009. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of October 31, 2009, the Company is still providing transition services to Syms.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of October 31, 2009.

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
•	our ability to manage and enhance liquidity;

•	DSW’s success in opening and operating new stores on a timely and profitable basis;

•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;

•	maintaining good relationships with our vendors;

•	our ability to anticipate and respond to fashion trends;

•	fluctuation of our comparable store sales and quarterly financial performance;

•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;

•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;

•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;

•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;

•	the impact of Value City and Filene’s Basement on our liquidity;

•	disruption of our distribution operations;

•	our dependence on DSW for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	our competitiveness with respect to style, price, brand availability and customer service;

•	declining general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	lease of an office facility;

•	liquidity and investment risks related to our investments; and

•	DSW’s ability to secure a replacement credit facility upon the expiration of its existing credit facility.
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

Revenue from gift card is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as miscellaneous income from gift card breakage during each of the three months ended October 31, 2009 and November 1, 2008, and the Company recognized $0.6 million and $0.5 million as miscellaneous income from gift card breakage during the nine months ended October 31, 2009 and November 1, 2008, respectively.

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

DSW’s investment in an auction rate security is recorded at fair value under ASC 820 Fair Value Measurements and Disclosures using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. The other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.

•
Asset impairment and long-lived assets. The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in operating expenses. Assets acquired for stores that have been previously impaired are not capitalized when acquired if the store’s expected future cash flow remains negative. We believe as of October 31, 2009, that the carrying values and useful lives of long-lived assets continue to be appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and general liability estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance by approximately $0.1 million. The self-insurance reserves, excluding discontinued operations, were $3.7 million and $2.5 million at October 31, 2009 and January 31, 2009, respectively.

•
Pension. The obligations and related assets of the defined benefit retirement plan are included in the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based on the anticipated average rate of earnings expected on the invested funds of the Plan. At October 31, 2009, the actuarial assumptions have remained unchanged from our 2008 Annual Report. To the extent actual results vary from assumptions, earnings would be impacted. At October 31, 2009, the weighted-average actuarial assumptions applied to our plan was a discount rate of 6.25% and a long-term rate of return on plan assets of 7.0%.

•
Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire within six months. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of October 31, 2009 and January 31, 2009 was $9.3 million and $7.3 million, respectively.

•
Change in fair value of derivative instruments. In accordance with ASC 815 Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815 Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments.

•
Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During the quarter ended October 31, 2009, we increased the valuation allowance on net deferred tax assets in the amount of approximately $7.3 million which resulted from a change in deferred tax assets.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(53.7)	(55.9)	(55.5)	(56.4)

Gross profit	46.3	44.1	44.5	43.6
Selling, general and administrative expenses	(37.1)	(38.7)	(44.3)	(38.7)
Change in fair value of derivative instruments	(6.9)	2.0	(3.4)	5.5

Operating profit (loss)	2.3	7.4	(3.2)	10.4
Interest expense	(0.7)	(0.8)	(0.8)	(1.0)
Interest income	0.2	0.7	0.2	0.8

Interest expense, net	(0.5)	(0.1)	(0.6)	(0.2)
Non-operating (expense) income, net	(0.2)	0.4	(0.1)	0.2

Income (loss) from continuing operations before income taxes	1.6	7.7	(3.9)	10.4
Income tax expense	(2.5)	(2.7)	(1.1)	(2.2)

(Loss) income from continuing operations	(0.9)	5.0	(5.0)	8.2

THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 2008
Net Sales. Net sales for the three months ended October 31, 2009 increased $53.2 million, or 13.6%, to $444.6 million compared to $391.4 million for the three months ended November 1, 2008. The following table summarizes the increase in our net sales:

Three months
ended
October 31, 2009
(in millions)
Net sales for the three months ended November 1, 2008	$391.4
Increase in comparable store sales	30.5
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	22.7

Net sales for the three months ended October 31, 2009	$444.6

The increase in comparable store sales was primarily a result of an increase in traffic and average unit retail. For DSW stores, all merchandise categories had positive comparable sales. DSW comparable sales increased in women’s footwear by 10.0%, men’s by 1.1%, athletic by 2.8% and accessories by 15.2%.
Gross Profit. Total gross profit increased $33.7 million from $172.4 million for the three months ended November 1, 2008 to $206.1 million for the three months ended October 31, 2009. Gross profit increased, as a percent of net sales, from 44.1% for the three months ended November 1, 2008 to 46.3% for the three months ended October 31, 2009. The increase in gross profit was primarily the result of a decrease in markdown activity.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $13.4 million from $151.5 million in the third quarter of fiscal year 2008 to $164.9 million for the third quarter of fiscal year 2009. As a percent of net sales, SG&A expense was 37.1% for the third quarter of 2009 compared to 38.7% in the comparable quarter last year.
DSW segment SG&A expense increased $9.9 million and decreased as a percent of net sales for the three months ended October 31, 2009 to 36.3% compared to 38.7% for the three months ended November 1, 2008. Improved operating results increased bonus expense as a percentage of net sales by 210 basis points. In addition, depreciation expense increased as a percentage of net sales by 40 basis points. The increases were partially offset by approximately 160 basis points from leveraging other operating expenses as a percentage of net sales, 40 basis points in store and marketing expenses and 70 basis points in new store expenses due to DSW opening 20 fewer stores during the third quarter. Store occupancy expense as a percentage of net sales decreased to 11.1% for the third quarter of fiscal 2009 from 13.5% for the third quarter of fiscal 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords. Warehousing expense as a percentage of net sales decreased to 1.3% for the third quarter of fiscal 2009 from 1.8% for the third quarter of fiscal 2008 as a result of increased net sales, as well as operational efficiencies in both the distribution and fulfillment centers.
Corporate segment SG&A expense increased $3.5 million for the three months ended October 31, 2009 compared to the three months ended November 1, 2008. The increase in SG&A expense was due to expenses no longer being allocated to Filene’s Basement. Expenses were allocated to Filene’s Basement through the date of sale in April 2009.
Change in Fair Value of Derivative Instruments. During the three months ended October 31, 2009 and November 1, 2008, the Company recorded a non-cash charge of $9.1 million and a non-cash reduction of expenses of $10.8 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the three months ended October 31, 2009 and November 1, 2008, a non-cash charge of $21.6 million and $2.9 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the quarter ended October 31, 2009 was $10.5 million compared to operating profit of $28.8 million for the quarter ended November 1, 2008, a decrease of $18.3 million. Operating profit, as a percentage of net sales, for the quarter ended October 31, 2009 was 2.3% compared to operating profit, as a percentage of net sales, for the quarter ended November 1, 2008 of 7.4%.

The decrease in the Corporate segment operating profit for the quarter ended October 31, 2009 and November 1, 2008 is primarily due to the charges related to the change in fair value of derivative instruments.
Interest Expense. Interest expense for the quarter ended October 31, 2009 remained flat at $3.2 million compared to the third quarter of fiscal year 2008.
Interest Income. Interest income decreased $2.3 million in the third quarter of fiscal year 2009 over the same period last year. The decrease was primarily attributable to the absence of interest income from the notes receivable from Filene’s Basement during fiscal year 2009. In addition, while short term investments increased compared to the third quarter of fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating (Expense) Income, net. Non-operating expense for the third quarter of fiscal 2009 represents an other-than-temporary impairment related to DSW’s investment in an auction rate security. Non-operating income for the third quarter of fiscal 2008 represents a gain of $1.5 million on the repurchase of a portion of the PIES.
Income Taxes. The effective tax rate for the three months ended October 31, 2009, was 155.1% compared to a 34.8% effective tax rate for the three months ended November 1, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $7.3 million on federal and state deferred tax assets.
(Loss) Income from Continuing Operations. For the third quarter of fiscal year 2009, loss from continuing operations was $3.9 million compared to income from continuing operations of $19.5 million during the third quarter of fiscal year 2008 and represents 0.9% of net sales versus 5.0% of net sales, respectively. The change in the results from continuing operations for the third quarter of fiscal year 2009 compared to the third quarter of fiscal 2008 was primarily attributable to the changes in the fair value of the derivative instruments.
(Loss) Income from Discontinued Operations — Value City. During the quarter ended October 31, 2009, the loss from discontinued operations — Value City of $0.5 million was primarily due to revaluation of guarantees due to the passage of time.
Income (Loss) from Discontinued Operations — Filene’s Basement. During the quarter ended October 31, 2009, the income from discontinued operations — Filene’s Basement of $0.2 million was primarily due to adjustments of the guarantees initially recorded in the quarter ended May 2, 2009.
Noncontrolling Interests. For the third quarter of fiscal year 2009, net income attributable to Retail Ventures was impacted by $9.9 million to reflect that portion of the income attributable to DSW minority shareholders.
NINE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO NINE MONTHS ENDED NOVEMBER 1, 2008
Net Sales. Net sales for the nine months ended October 31, 2009 increased $85.2 million, or 7.6%, to $1,200.0 million compared to $1,114.8 million for the nine months ended November 1, 2008. The following table summarizes the increase in our net sales:

Nine months
ended
October 31, 2009
(in millions)
Net sales for the nine months ended November 1, 2008	$1,114.8
Increase in comparable store sales	4.2
Net increase from 2008 and 2009 new stores, dsw.com and closed store sales	81.0

Net sales for the nine months ended October 31, 2009	$1,200.0

The increase in comparable store sales was primarily a result of our strong third quarter performance offsetting the impact of the challenging economic environment. DSW comparable sales increased in women’s footwear by 1.4% and in accessories by 13.3%. DSW comparable sales decreased in men’s by 6.9% and in athletic by 0.2%.
Gross Profit. Total gross profit increased $47.3 million from $486.2 million for the nine months ended November 1, 2008 to $533.5 million for the nine months ended October 31, 2009. Gross profit increased, as a percent of net sales, from 43.6% for the nine months ended November 1, 2008 to 44.5% for the nine months ended October 31, 2009. The increase in gross profit was primarily the result of a decrease in markdown activity.

Selling, General and Administrative Expenses. SG&A expenses increased $99.5 million from $431.6 million for the nine months ended November 1, 2008 to $531.1 million for the nine months ended October 31, 2009. As a percent of net sales, SG&A expense was 44.3% for the nine months ended October 31, 2009 compared to 38.7% in the comparable quarter last year.
DSW segment SG&A expense increased $33.7 million and increased as a percent of net sales for the nine months ended October 31, 2009 to 38.8% compared to 38.7% for the nine months ended November 1, 2008. Improved operating results increased bonus expense as a percentage of net sales by 80 basis points. Excluding the increase in bonus expense, other operating expenses have remained flat as a percentage of net sales. Store, new store and overhead expenses have decreased as a percentage of net sales, offset by increases in marketing and depreciation expenses. Marketing expenses as a percentage of net sales increased 60 basis points primarily due to increases in media spending. Depreciation expense increased 60 basis points due to capital investments in our store growth, dsw.com and system initiatives. Store occupancy expense for the DSW segment as a percentage of net sales decreased to 13.0% for the nine months ended October 31, 2009 from 13.6% for the nine months ended November 1, 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords.
Corporate segment SG&A expense increased $65.8 million for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008. The increase in SG&A expense was primarily due to the bad debt charges of $57.3 million recorded for the notes and accounts receivable from liquidating Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In addition, the increase in SG&A expense was due to expenses not being allocated to Filene’s Basement after the date of sale in April 2009.
Change in Fair Value of Derivative Instruments. During the nine months ended October 31, 2009 and November 1, 2008, the Company recorded a non-cash charge of $10.0 million and a non-cash reduction of expenses of $37.9 million, respectively, representing the changes in fair value of the Conversion Warrants and Term Loan Warrants. During the nine months ended October 31, 2009 and November 1, 2008, a non-cash charge of $30.8 million and a non-cash reduction of expenses of $23.9 million, respectively, was recorded related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating loss for the nine months ended October 31, 2009 was $38.4 million compared to operating profit of $116.4 million for the nine months ended November 1, 2008, a decrease of $154.8 million. Operating loss, as a percentage of net sales, for the nine months ended October 31, 2009 was 3.2% compared to operating profit, as a percentage of net sales, for the nine months ended November 1, 2008 of 10.4%.
The decrease in the Corporate segment operating profit for the nine months ended October 31, 2009 is primarily due to the bad debt charges recorded on the notes and accounts receivable from liquidating Filene’s Basement and the change in fair value of derivative instruments.
Interest Expense. Interest expense for the nine months ended October 31, 2009 decreased $0.7 million to $9.7 million compared to same period last year.
Interest Income. Interest income decreased $6.6 million during the nine months ended October 31, 2009 over the same period last year. The decrease was primarily attributable to the absence of interest income from the notes receivable from Filene’s Basement during fiscal year 2009. In addition, while cash and short term investments increased compared to the nine months ended November 1, 2008, the increase was offset by a decrease in interest rates.
Non-operating (Expense) Income, net. Non-operating expense for the nine months ended October 31, 2009 represents an other-than-temporary impairment related to DSW’s investment in an auction rate security. Non-operating income for the nine months ended November 1, 2008, represents a gain of $1.5 million on the repurchase of a portion of the PIES.
Income Taxes. The effective tax rate for the nine months ended October 31, 2009 was negative 28.9% compared to a 21.3% effective tax rate for the nine months ended November 1, 2008. The effective tax rate reflects the impact of the change in fair value of the Term Loan Warrants and Conversion Warrants which are included for book income but not tax income and an increase in the valuation allowance of $6.6 million on federal and state deferred tax assets.

(Loss) Income from Continuing Operations. For the nine months ended October 31, 2009, loss from continuing operations was $60.3 million compared to income from continuing operations of $91.2 million during the nine months ended November 1, 2008 and represents 5.0% of net sales versus 8.2% of net sales, respectively. The change in the results from continuing operations for the nine months ended October 31, 2009 compared to the nine months ended November 1, 2008 was primarily attributable to the bad debt expense of $57.3 million recorded during the first quarter of fiscal 2009 related to notes and accounts receivable from liquidating Filene’s Basement and the changes in the fair value of the derivative instruments.
(Loss) Income from Discontinued Operations — Value City. During the nine months ended October 31, 2009, the income from discontinued operations — Value City of $0.1 million was primarily due to revaluation of guarantees due to the passage of time.
Income (Loss) from Discontinued Operations — Filene’s Basement. During the nine months ended October 31, 2009, the income from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $76.1 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense of $1.8 million in the aggregate.
Noncontrolling Interests. For the nine months ended October 31, 2009, net income attributable to Retail Ventures was impacted by $15.4 million to reflect that portion of the income attributable to DSW minority shareholders.
Seasonality
Our business is subject to seasonal trends. The sales in our DSW stores have typically been higher in the first and third quarters, when our customers’ interest in new seasonal styles increases. Unlike many other retailers, we have not historically experienced a large increase in net sales during our fourth quarter associated with the winter holiday season.

LIQUIDITY AND CAPITAL RESOURCES
Retail Ventures is reviewing its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. For additional discussion concerning RVI’s liquidity requirements see “Certain Liquidity Issues of RVI.”
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
Although DSW’s plan of continued expansion could place increased demands on their financial, managerial, operational and administrative resources, the Company does not believe that DSW’s anticipated growth plan will have an unfavorable impact on DSW operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in reductions in comparable store sales in existing DSW stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net working capital increased $40.4 million to $348.2 million from $307.8 million as of October 31, 2009 and January 31, 2009, respectively, primarily due to the increase in cash provided by operations. Current ratios at each of those dates was 2.2.
Net cash provided by operating activities from continuing operations was $101.0 million for the nine months ended October 31, 2009 as compared to $56.7 million provided by operating activities from continuing operations for the nine months ended November 1, 2008. The increase in net cash provided by operating activities is primarily due to a $3.1 million decrease in income from continuing operations, after adjusting for non-cash charges, and a $43.7 million increase in the change in working capital assets and liabilities.
Net cash used in investing activities from continuing operations was $86.9 million for the nine months ended October 31, 2009 compared to $74.7 million used in investing activities for the nine months ended November 1, 2008. The increase in net cash used in investing activities is a result of a net increase of purchase and sale activity of available-for-sale securities partially offset by a reduction in capital expenditures. During the nine months ended October 31, 2009, the Company incurred $16.8 million in capital expenditures. Of this incurred amount, the Company incurred $7.7 million related to stores, $4.7 million related to supply chain projects and warehouses and $4.4 million related to information technology and infrastructure.
DSW expects to spend approximately $25.0 million for capital expenditures in fiscal year 2009. DSW opened nine stores and relocated one store in the first nine months of fiscal 2009. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store, advertising and other new store expenses typically accounted for $0.2 million. DSW’s future capital expenditures will depend heavily on the number of new stores we open, the number of existing stores we remodel, our information technology and system investments and the timing of these expenditures.
As of October 31, 2009, DSW maintained a $150 million revolving credit facility under which DSW and its subsidiaries are named as co-borrowers (the “DSW Revolving Loan”). RVI also has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the DSW Revolving Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”

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
The Credit Facilities are described more fully below:
DSW $150 Million Credit Facility — DSW Revolving loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, the Company and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. (“DSWSW”). In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the DSW Revolving Loan on a long-term basis. As of October 31, 2009 and January 31, 2009, there were no outstanding borrowings and there was availability under the facility of $139.2 million and $132.3 million, respectively. DSW had outstanding letters of credit of $10.8 million and $17.7 million, respectively, as of October 31, 2009 and January 31, 2009.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 16, 2006, Retail Ventures issued PIES in the aggregate principal amount of $125 million. On September 15, 2006, Retail Ventures issued an additional aggregate principal amount of $18,750,000 of PIES. RVI used a portion of the net proceeds of the PIES offering to repay an intercompany note due to Value City, and Value City used such proceeds and other funds to repay $49.5 million of the outstanding principal amount of a Senior Non-Convertible Loan, as then in effect.
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

During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $21.6 million and $30.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and nine months ended November 1, 2008, the Company recorded a non-cash charge of $2.9 million and a non-cash reduction of expense of $23.9 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of October 31, 2009 and January 31, 2009, the fair value of the asset recorded for the conversion feature of the PIES was $46.9 million and $77.8 million, respectively.
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
As of October 31, 2009 and January 31, 2009, the amount of RVI’s guarantees of Value City commitments was $12.3 million and $12.9 million, respectively. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. We have negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of October 31, 2009 Retail Ventures is still providing Value City with limited transition services. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of October 31, 2009, RVI has recorded a liability of $1.9 million for the guarantees of Filene’s Basement commitments, primarily for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.

On September 25, 2009, RVI and DSW entered into a settlement agreement (the “Settlement Agreement”) with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the Settlement Agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the Settlement Agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The Settlement Agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. (The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the terms of the Settlement Agreement, which is filed herewith as Exhibit 10.2 and incorporated herein by reference.)
Although the Settlement Agreement provides that RVI and DSW will have certain allowed claims against liquidating Filene’s Basement and its related debtors, there can be no assurance as to whether RVI or DSW will ultimately recover any amounts from the debtors in connection with these claims. Failure to recover such amounts may negatively affect liquidity at RVI. In addition, as a result of the releases provided by the Settlement Agreement, RVI and DSW have relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors. By assuming the liquidating Filene’s Basement defined benefit pension plan, RVI has become responsible for maintaining this plan, and any contributions required to be made by RVI could negatively affect liquidity at RVI.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of October 31, 2009, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to $0.2 million as of October 31, 2009. In addition, DSW has signed lease agreements for five new store locations expected to be opened over the next 18 months, with total annual rent of approximately $1.6 million. In connection with the new lease agreements, DSW will receive a total of $1.9 million of construction and tenant allowance reimbursements for expenditures at these locations.
The Company operates all of its stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 31, 2009 or January 31, 2009.
Off-Balance Sheet Arrangements
The Company had no “off-balance sheet” arrangements as of October 31, 2009 and January 31, 2009 as that term is defined by the SEC.

PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the nine months ended October 31, 2009.
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
We are exposed to interest rate risk primarily through our borrowings under the DSW Revolving Loan. At October 31, 2009, there were no direct borrowings and $10.8 million of letters of credit were outstanding against these revolving credit facilities. Future borrowings, if any, would be interest at negotiated rates and would be subject to interest rate risk.
Our cash and equivalents have maturities of 90 days or less. DSW also has investments in tax exempt, tax advantaged and taxable bonds, tax-exempt term notes, variable rate demand notes, certificates of deposit, and an auction rate security. DSW has $15.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service® (“CDARS”). CDARS provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 28 to 182 days. DSW’s other types of short-term investments generally have interest rate reset dates of every 7 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher interest investments.
Warrants
For derivatives that are not designated as hedges under ASC 815 Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value. As of October 31, 2009 and January 31, 2009, Retail Ventures did not have any derivatives designated as hedges.
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued VCHI Warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The VCHI Warrants expired in the quarter ended August 1, 2009.
An update to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets during the quarter ended May 2, 2009. In addition, the VCHI Warrants were marked to market and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of ASC 815-40. During the nine months ended October 31, 2009, the Company recorded an immaterial charge related to the change in fair value of the VCHI warrants.

Term Loan Warrants and Conversion Warrants
For the three and nine months ended October 31, 2009, the Company recorded a non-cash charge for the change in the fair value of the Warrants of $9.1 million and $10.0 million, respectively. The $16.3 million value ascribed to the Term Loan Warrants was estimated as of October 31, 2009 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.5%; expected life of 2.6 years; expected volatility of 107.5%; and an expected dividend yield of 0.0%. The Conversion Warrants expired on June 10, 2009. The Term Loan Warrants expire on June 11, 2012. As the Term Loan Warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $21.6 million and $30.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of October 31, 2009, the fair value asset recorded for the conversion feature of the PIES was $46.9 million and was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.5%; expected life of 1.9 years; expected volatility of 72.9%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.

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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of October 31, 2009, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s future results of operations and financial condition.

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
Risk Factor Relating to DSW
Filene’s Basement has filed for bankruptcy protection. DSW has entered into a settlement agreement with Liquidating Filene’s Basement addressing certain claims. Further, DSW has signed an agreement with SYL LLC, who purchased certain assets of liquidating Filene’s Basement, to provide transition services for up to one year, after which time DSW may not be able to charge New Filene’s Basement a portion of its expenses, which will lead to increased expense to DSW.
On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, SYL LLC acquired real property leases relating to 23 Filene’s Basement store locations and its distribution center, fixed assets and equipment at these locations, inventory at all Filene’s Basement locations, certain contracts (including the shoe supply contract with DSW), certain intellectual property and certain other related assets. New Filene’s Basement also assumed certain obligations of liquidating Filene’s Basement under acquired contracts and real property leases. In connection with the sale of assets to New Filene’s Basement, DSW entered into a Transition Services Agreement whereby DSW agreed to provide transition services to New Filene’s Basement business for up to one year in exchange for monthly payments.
On September 25, 2009, RVI and DSW entered into a Settlement Agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the Settlement Agreement was approved by the Bankruptcy Court for the District of Delaware. Under the Settlement Agreement, the debtors and the creditors’ committee will allow DSW a general unsecured claim, DSW will provide limited transition services to liquidating Filene’s Basement through December 31, 2009 and the debtors will pay DSW cure costs in relation to prior transition services provided by DSW. The Settlement Agreement provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. Although the Settlement Agreement provides that DSW will have certain allowed claims against the debtors, there can be no assurance as to whether DSW will ultimately recover any amounts.
Further, after the end of the transition services period, DSW will no longer be able to allocate a portion of its expenses to New Filene’s Basement, which will lead to increased expenses for DSW. The amount of this increased expense may have a negative impact on DSW’s results of operations and financial position.

Risk Factor Relating to RVI
RVI has entered into a settlement agreement with liquidating Filene’s Basement addressing certain claims and providing for RVI’s assumption of the liquidating Filene’s Basement defined benefit pension plan.
On September 25, 2009, RVI and DSW entered into the Settlement Agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the Settlement Agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the Settlement Agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The Settlement Agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
Although the Settlement Agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover any amounts in connection with these claims. No distributions from the debtors’ estates will be made unless and until a plan of reorganization of the debtors is proposed, voted on and confirmed by the court, and there can be no assurance as to when or whether such events will occur. In addition, as a result of the releases provided by the Settlement Agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.
By assuming the liquidating Filene’s Basement defined benefit pension plan, RVI has become responsible for maintaining this plan, including the cost of contributions to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, and the costs incident to the normal administration of the plan and any possible deficiencies in plan administration. Required annual contributions will depend in part on changes in the fair market value of plan assets, as well as changes in interest rates used in calculating the accumulated benefit obligation, and such changes may be materially adverse during periods of market instability or decline.
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

Retail Ventures made no purchases of its common shares during the third quarter of the 2009 fiscal year.

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
10.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD.

10.2
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors.

12	Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer