Form 10-K
period 2010-01-30
RETAIL VENTURES INC
filed 2010-04-14
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting common equity held by non-affiliates of the registrant computed by reference to the price at which such voting common equity was last sold, as of August 1, 2009, was $78,353,778.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 49,031,979 Common Shares were outstanding at March 31, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s fiscal 2009 Proxy Statement, which will be filed no later than 120 days after January 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
As used in this Annual Report on Form 10-K (“Annual Report on Form 10-K” or “Form 10-K”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its majority-owned subsidiary DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
This Annual Report on Form 10-K contains trade dress, tradenames and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or tradenames is not intended to, and does not, imply a relationship with the trademark, tradename or trade dress owner.
Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our ability to manage and enhance liquidity;
•	DSW’s success in opening and operating new stores on a timely and profitable basis;
•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;
•	DSW maintaining good relationships with its vendors;
•	DSW’s ability to anticipate and respond to fashion trends;
•	fluctuation of DSW’s comparable store sales and quarterly financial performance;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;
•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;
•
the risk of Value City and liquidating Filene’s Basement (Refer to Item 1. Business for definition of liquidating Filene’s Basement) not paying us or their creditors, for which Retail Ventures may have some liability;

•
the risk of New Filene’s Basement (Refer to Item 1. Business for definition of New Filene’s Basement) not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;

•	the impact of Value City and Filene’s Basement on our liquidity;
•	disruption of DSW’s distribution operations;
•	our dependence on DSW for key services;
•	failure to retain our key executives or attract qualified new personnel;
•	DSW’s competitiveness with respect to style, price, brand availability and customer service;
•	declining general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;
•	lease of an office facility;
•	risks related to our cash and investments; and
•	DSW’s ability to secure a replacement credit facility upon the expiration of its existing credit facility.
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

ITEM 1. BUSINESS.
History of Our Business
Retail Ventures is a holding company operating retail stores in one of its two segments and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis and RVI also does not have any credit facilities under which it can borrow funds. DSW is a leading U.S. branded footwear specialty retailer operating 305 shoe stores in 39 states as of January 30, 2010. In addition, DSW also operates 356 leased shoe departments for four other retailers and sells shoes and accessories through dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
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
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold to the public. As of January 30, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.4% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW”.
In conjunction with the separation of their businesses following the IPO, Retail Ventures and DSW entered into several agreements, including, among others, a master separation agreement, a shared services agreement, a tax separation agreement and subsequently an IT transfer agreement. Retail Ventures is subject to contractual obligations (a) with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares and (b) with the holders of its Premium Income Exchangeable Securities (“PIES”) to retain ownership of a number of DSW Class B Common Shares (which are exchangeable by Retail Ventures for DSW Class A Common Shares) equal to the maximum number of Class A Common Shares deliverable by Retail Ventures upon exchange of the PIES.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $67.3 million on the transaction as of January 30, 2010. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of January 30, 2010, the Company is no longer providing services to Value City.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, of which $1.0 million has been paid through January 30, 2010, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $81.9 million on the transaction as of January 30, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to

“New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of January 30, 2010, the Company is still providing transition services to Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
As of January 30, 2010, SSC and its affiliates, in the aggregate, owned approximately 52.0% of the outstanding RVI Common Shares and beneficially owned approximately 53.6% (assumes the issuance of 1,731,460 RVI Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC). In addition to SSC and its affiliates’ ownership of our Common Shares, we also have a number of ongoing related party agreements and arrangements with SSC, which are more fully described in Item 13 of this Annual Report on Form 10-K.
We rely on the cash flow of our subsidiaries and our cash on hand to meet our obligations, including our obligations under the PIES and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing credit facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand is not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not intend to pay dividends in fiscal 2010 and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the $143,750,000 Premium Income Exchangeable Securities (“PIES”).
On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, of DSW for an aggregate amount of $8.0 million. Proceeds from the sale will be used for general corporate purposes and continuing expenses.
Retail Ventures is continuing to review its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
General
DSW. DSW is a leading U.S. branded footwear specialty retailer operating 305 shoe stores in 39 states as of January 30, 2010. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. In addition, DSW operates 356 leased departments for four other retailers as of January 30, 2010. The typical DSW customer is brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of the DSW customer by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. DSW believes this combination of assortment, convenience and value differentiates them from the competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the DSW segment, debt related expenses and income on investments.
See Note 15 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for detailed financial information regarding our operating segments.

DSW
Competitive Strengths
DSW believes its leading market position is driven by its competitive strengths: the breadth of its branded product offerings, its distinctive and convenient store layout, the value proposition offered to customers and its financial strength.
The Breadth of DSW’s Product Offerings
DSW’s goal is to excite their customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of better-branded merchandise. They purchase directly from more than 400 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in over 2,000 styles compared to a significantly smaller product offering at typical department stores. DSW also offers a complementary assortment of handbags, hosiery and other accessories which appeal to its brand- and fashion-conscious customers.
Distinctive and Convenient Store Layout
DSW provides their customers with the highest level of convenience based on their belief that customers should be empowered to control and personalize their shopping experiences. DSW merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. DSW stores are laid out in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise. DSW believes this self-service aspect provides its customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision.
The Value Proposition Offered to Customers
Through the buying organization, DSW is able to provide customers with high quality, in-season fashion styles at prices DSW believes are competitive with the typical sale price found at specialty retailers and department stores. DSW generally employs a consistent pricing strategy that provides customers with the same price on its merchandise from the day it arrives in store until it enters its planned clearance rotation. The pricing strategy differentiates DSW from their competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a sale event.
In order to provide additional value to customers, DSW maintains a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online at dsw.com. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold at dsw.com. DSW employs a variety of methods, including email, to communicate these offers to its customers.
As of January 30, 2010, approximately 13 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years as compared to approximately 10 million members as of January 31, 2009. In fiscal 2009, shoppers in the loyalty program generated approximately 84% of DSW store and dsw.com sales versus approximately 76% of DSW store and dsw.com sales in fiscal 2008.
Financial Strength
DSW’s operating model is focused on assortment, convenience and value. DSW believes that the growth they have achieved in the past is attributable to their operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 30, 2010, their net sales have grown at a compound annual growth rate of 11%. In addition, DSW has consistently generated positive operating cash flows and profitable operating results. DSW intends to continue to focus on net sales, operating cash flows and operating profit as they pursue their growth strategy. DSW believes cash generated from operations, together with their current levels of cash and investments of $289.3 million, should be sufficient to maintain ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Growth Strategy
DSW’s growth strategy is to continue to strengthen their position as a leading better-branded footwear retailer by pursuing the following three primary strategies for growth in sales and profitability: expanding their business, driving sales through enhanced merchandising and investment in their infrastructure.

Expanding Our Business
DSW plans to open approximately ten DSW stores in fiscal 2010. The plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. In considering new locations, DSW focuses primarily on power strip centers, but, depending on the market, will consider regional malls, lifestyle centers and urban street locations. In general, DSW’s evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. DSW’s growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for their products in each market over time and their ability to capture that demand. The analysis also looks at current penetration levels in markets they serve and the expected deepening of those penetration levels as they continue to grow and become the shoe retailer of choice in each market.
Driving Sales through Enhanced Merchandising
The merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. DSW tracks store performance and sales trends on a weekly basis and has a flexible buying process that allows them to order styles frequently throughout each season. To keep the product mix fresh and on target, DSW tests new fashions and actively monitors sell-through rates. DSW also aims to improve the quality and breadth of existing vendor offerings and identify new vendor opportunities. DSW’s merchandising initiative will continue investments in planning, allocation and distribution systems to improve inventory and markdown management.
Investment in Infrastructure
As DSW grows their business and fills in markets to their full potential, DSW believes they will improve their profitability by leveraging their cost structure in areas of regional management, supply chain and overhead functions. Additionally, DSW intends to continue investing in infrastructure to improve their operating and financial performance. Most significantly, DSW believes continued investment in information systems will enhance their efficiency in areas such as merchandise planning and allocation, inventory management, distribution, labor management and point of sale functions.
dsw.com
In fiscal 2008, DSW launched dsw.com to provide customers with the opportunity to purchase shoes and related accessories through DSW’s website and to gain market share by serving customers in areas where DSW does not currently have stores. DSW entered into a ten-year lease agreement for space to serve as a fulfillment center for dsw.com. DSW operates a call center to address its customer service needs in support of both DSW stores and dsw.com.
Leased Departments
DSW also operates leased departments for four retailers. DSW has renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordman’s, Inc., Filene’s Basement and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, January 2013 and April 2012, respectively. Filene’s Basement stores have been operated by a subsidiary of Syms Corp (“Syms”) since its purchase of 23 Filene’s Basement stores in June 2009. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise net of returns and sales tax and provides management oversight. DSW’s leased business partners provide the sales associates and retail space. DSW pays a percentage of net sales as rent. As of January 30, 2010, DSW supplied merchandise to 266 Stein Mart stores, 66 Gordmans stores, 23 Filene’s Basement stores and one Frugal Fannie’s store.
Merchandise Suppliers and Mix
DSW believes they have good relationships with their vendors. They purchase merchandise directly from more than 400 domestic and foreign vendors. Their vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of their domestic vendors import a large portion of their merchandise from abroad. DSW has implemented quality control programs under which DSW buyers are involved in establishing standards for quality and fit and their store personnel examine incoming merchandise in regards to color, material and overall quality of manufacturing. As the number of DSW locations increase and sales volumes grow, DSW believes there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2009, 2008 and 2007, merchandise supplied by DSW’s top three vendors accounted for approximately 21%, 20% and 21% of their net footwear sales.

DSW merchandise is separated into four primary categories — women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, they also offer a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of their sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2009	Fiscal 2008	Fiscal 2007
Women’s	66%	66%	65%
Men’s	15%	15%	16%
Athletic	13%	14%	14%
Accessories and Other	6%	5%	5%
Distribution
The primary distribution center is located in an approximately 700,000 square foot facility in Columbus, Ohio. The design of the distribution center facilitates the prompt delivery of priority purchases and fast-selling footwear so DSW can take full advantage of each selling season. To further ensure prompt delivery, DSW engages a third party logistics service provider to receive orders originating from suppliers on the West Coast and some imports entering at a West Coast port of entry through their West Coast bypass. Shipments are shipped either from the West Coast bypass or the primary distribution center to their pool points and on to stores. DSW continues to evaluate expansion of the bypass process for applicability in other parts of the country. DSW also has a fulfillment center in Columbus, Ohio to process orders for dsw.com, which are shipped directly to customers using a third party shipping provider.
Competition
DSW views their primary competitors to be department stores and brand-oriented discounters. However, the fragmented shoe market means DSW faces competition from many sources. DSW also competes with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers and multi-channel specialty retailers. DSW believes shoppers prefer DSW’s breathtaking assortment, irresistible value and convenience. Many of DSW’s competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the “DSW Rewards” program. In addition, DSW believes that they successfully compete against retailers who have attempted to duplicate their format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise.
Intellectual Property
DSW has registered a number of trademarks and service marks in the United States and internationally, including DSW® and DSW Shoe Warehouse®. The renewal dates for these U.S. trademarks are April 25, 2015 and May 23, 2015, respectively. DSW believes that the trademarks and service marks, especially those related to the DSW concept, have significant value and are important to building name recognition. To protect DSW’s brand identity, DSW has also protected the DSW trademark in several foreign countries.
DSW also holds patents related to their unique store fixture, which gives them greater efficiency in stocking and operating those stores that currently have the fixture. DSW aggressively protects their patented fixture designs, as well as their packaging, store design elements, marketing slogans and graphics.
Seasonality
DSW’s business is subject to seasonal merchandise trends when their customers’ interest in new seasonal styles increases. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during the fourth quarter associated with the winter holiday season.
Management Information and Control Systems
Information systems are an integral part of the growth strategy in efficiently operating DSW, in managing the operations of a growing DSW store base and resolving security risks related to electronic processing and transmission of confidential customer information. The continued investment in information systems will enhance DSW’s efficiency in areas such as merchandise planning and allocation, inventory management, distribution, labor management and point of sale functions.

Associates
The mission of the Company’s human resource functions includes ensuring that the Company’s business plans, organization structure, talent development and bench strength meet the Company’s needs for employee effectiveness to improve quality of work product, superior customer service, shareholder value and our profit. DSW performs substantially all of the Company’s human resource functions, including for RVI employees pursuant to RVI’s shared services agreement with DSW.
As of January 30, 2010, the Company had approximately 10,000 associates. None of the associates are covered by any collective bargaining agreements. We offer competitive wages, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
Available Information
RVI electronically files reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to such reports. The public may read and copy any materials that RVI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about RVI, including its reports filed with or furnished to the SEC, is available through RVI’s web site at http://www.retailventuresinc.com. Such reports are accessible at no charge through RVI’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. The reference to the Company website address does not constitute incorporation by reference of the information contained on the website and that website information should not be considered part of this document.

ITEM 1A. RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors when evaluating RVI. If any of the events described below occurs, our business, financial condition and results of operations and future growth prospects could be adversely affected.
Introductory Note
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
Risk Factors Relating to DSW
DSW plans to open approximately ten stores in fiscal 2010 and is currently evaluating its strategy for fiscal 2011 and beyond, which could strain its resources and have a material adverse effect on its business and financial performance.
DSW’s continued and future growth largely depends on its ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, DSW opened 9, 41 and 37 new DSW stores, respectively. DSW plans to open approximately ten stores in fiscal 2010 and is currently evaluating its strategy for fiscal 2011 and beyond. As of January 30, 2010, DSW has signed leases for an additional six stores opening in fiscal 2010 and fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources. For example, DSW’s planned expansion will require it to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause DSW to operate its business less efficiently, have a material adverse effect on its operations and financial performance and slow its growth.
DSW may be unable to open all the stores contemplated by its growth strategy on a timely basis, and new stores it opens may not be profitable or may have an adverse impact on the profitability of existing stores, either of which could have a material adverse effect on its business, financial condition and results of operations.
DSW plans to open approximately ten stores in fiscal 2010. However, DSW may not achieve its planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. DSW’s ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, DSW’s ability to:
•	identify suitable markets and sites for new store locations with financially stable co-tenants and landlords;
•	negotiate favorable lease terms;
•	build-out or refurbish sites on a timely and effective basis;
•	obtain sufficient levels of inventory to meet the needs of new stores;
•	obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth;
•	open new stores at costs not significantly greater than those anticipated;
•	successfully open new DSW stores in markets in which DSW currently has few or no stores;
•	control the costs of other capital investments associated with store openings;
•	hire, train and retain qualified managers and store personnel; and
•	successfully integrate new stores into DSW’s existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate DSW’s growth.

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
To the extent that DSW opens new stores in its existing markets, DSW may experience reduced net sales in existing stores in those markets. As DSW’s store base increases, DSW stores will become more concentrated in the markets it serves. As a result, the number of customers and financial performance of individual stores may decline and the average sales per square foot at DSW stores may be reduced. This could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW has entered into Supply Agreements with Stein Mart, Gordmans and Filene’s Basement. If Stein Mart, Gordmans or Filene’s Basement were to terminate DSW’s supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on DSW’s business and financial performance.
DSW’s supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, DSW’s contractual termination dates are December 2012, January 2013 and January 2013, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2009, the sales from DSW’s leased business segment represent approximately 9.2% of DSW’s total sales. In the event of the loss of one of these leased supply agreements, it is unlikely that DSW would be able to proportionately reduce expenses to the reduction of sales.
The performance of DSW’s leased departments is highly dependant on the performance of Stein Mart, Gordmans and Filene’s Basement. In fiscal 2009, Filene’s Basement filed for bankruptcy protection and its assets were purchased by a subsidiary of Syms Corporation, which now operates stores under the Filene’s Basement name. If Stein Mart, Gordmans or Filene’s Basement were to terminate DSW’s supply agreements, close a significant number of stores or liquidate, it could have a material adverse effect on DSW’s business and financial performance.
DSW launched dsw.com in fiscal 2008, which may not be successful and could adversely affect DSW’s results of operations or distract management from DSW’s core business.
DSW launched dsw.com in fiscal 2008 to sell shoes and related accessories through DSW’s website. DSW has a ten-year lease agreement for space to serve as a fulfillment center for dsw.com distribution. The operation of such a business channel could distract management from DSW’s core business, take business from DSW’s existing store base resulting in lower sales in DSW stores or be unsuccessful. In the event that DSW’s actual sales are lower than planned, DSW will likely take markdowns on inventory which will adversely affect gross margin. In the event that DSW loses focus on its core business, impacts sales in its existing store base or is unsuccessful in the operation of dsw.com, it may have a material adverse effect on DSW’s business, results of operations, financial condition or result in asset impairment charges related to assets used specifically by dsw.com.
DSW relies on its good relationships with vendors to purchase better-branded merchandise at favorable prices. If these relationships were to be impaired, DSW may not be able to obtain a sufficient assortment of merchandise at attractive prices, and DSW may not be able to respond promptly to changing fashion trends, either of which could have a material adverse effect on DSW’s competitive position, its business and financial performance.
DSW does not have long-term supply agreements or exclusive arrangements with any vendors and, therefore, DSW’s success depends on maintaining good relationships with its vendors. DSW’s growth strategy depends to a significant extent on the willingness and ability of its vendors to supply DSW with sufficient inventory to stock its stores. If DSW fails to maintain its relationships with its existing vendors or to enhance the quality of merchandise they supply DSW, and if DSW cannot maintain or acquire new vendors of in-season better-branded merchandise, DSW’s ability to obtain a sufficient amount and variety of merchandise at favorable prices may be limited, which could have a negative impact on DSW’s competitive position. In addition, DSW’s inability to stock its DSW stores with in-season merchandise at attractive prices could result in lower net sales and decreased customer interest in DSW stores, which could adversely affect DSW’s financial performance.
During fiscal 2009, merchandise supplied to DSW by three key vendors accounted for approximately 21% of DSW’s net footwear sales. The loss of or a reduction in the amount of merchandise made available to DSW by any one of these vendors could have an adverse effect on DSW’s business.

DSW may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which it operates, which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW’s merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract DSW’s target customers in that region. This requires DSW to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which DSW stores are situated. A variety of factors will affect DSW’s ability to maintain the proper mix of products in each store, including:
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
If DSW is unable to anticipate and fulfill the merchandise needs of each region, DSW may experience decreases in its net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW’s operations are affected by seasonal variability.
DSW’s business is subject to seasonal merchandise trends when its customers’ interest in new seasonal styles increases. As a result of seasonal merchandise trends, any factors negatively affecting DSW during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on DSW’s financial condition, operating cash flow and results of operations for the entire year.
DSW’s sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of DSW’s Class A Common Shares.
DSW’s business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. DSW’s comparable store sales and quarterly results of operations have fluctuated in the past, and DSW expects them to continue to fluctuate in the future. A variety of other factors affect DSW’s sales and quarterly financial performance, including:
•	challenging U.S. economic conditions and, in particular, the retail sales environment;

•	changes in DSW’s merchandising strategy;

•	timing and concentration of new DSW store openings and related new store and other start-up costs;

•	levels of new store expenses associated with new DSW stores;

•	changes in DSW’s merchandise mix;

•	changes in and regional variations in demographic and population characteristics;

•	timing of promotional events;

•	seasonal fluctuations due to weather conditions; and

•	actions by DSW’s competitors.

Accordingly, DSW’s results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. DSW’s future financial performance may fall below the expectations of securities analysts and investors. In that event, the price of DSW’s Class A Common Shares would likely decline. For more information on DSW’s quarterly results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
DSW is reliant on its information systems and the loss or disruption of services could affect DSW’s ability to implement its growth strategy and have a material adverse effect on DSW’s business.
DSW’s information systems are an integral part of its growth strategy in efficiently operating its stores, in managing the operations of a growing store base and resolving security risks related to its electronic processing and transmission of confidential customer information. The capital required to keep DSW’s information systems operating at peak performance may be higher than anticipated and could strain its capital resources, management of any upgrade and DSW’s ability to protect itself from any future security breaches. In addition, any significant disruption of DSW’s data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, the distribution and fulfillment centers and the merchandising team.
While DSW maintains business interruption and property insurance, in the event DSW’s data center was to be shut down, DSW’s insurance may not be sufficient to cover the impact to the business, or insurance proceeds may not be paid timely.
The loss or disruption of DSW’s distribution and fulfillment centers could have a material adverse effect on DSW’s business and operations.
For DSW stores and leased departments, the majority of DSW’s inventory is shipped directly from suppliers to DSW’s primary distribution center in Columbus, Ohio, where the inventory is then processed, sorted and shipped to one of DSW’s pool locations located throughout the country and then on to DSW’s stores. Through a third party, DSW also operates a west coast bypass where shipments bypass the primary distribution center and go directly to one of the pool locations from the west coast bypass. For dsw.com, DSW’s inventory is shipped directly from DSW’s fulfillment center to customers’ homes. DSW’s operating results depend on the orderly operation of DSW’s receiving and distribution process, which in turn depends on third-party vendors’ adherence to shipping schedules and DSW’s effective management of its distribution facilities. DSW may not anticipate all the changing demands that its expanding operations will impose on its receiving and distribution system, and events beyond DSW’s control, such as disruptions in operations due to catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to DSW stores.
While DSW maintains business interruption and property insurance, in the event its distribution and fulfillment centers were to be shut down for any reason or if DSW were to incur higher costs and longer lead times in connection with a disruption at DSW’s distribution and fulfillment centers, DSW insurance may not be sufficient, and insurance proceeds may not be paid timely.
DSW’s failure to retain its existing senior management team and to continue to attract qualified new personnel could adversely affect DSW’s business.
DSW’s business requires disciplined execution at all levels of its organization to ensure that DSW continually has sufficient inventories of assorted brand name merchandise at below traditional retail prices. This execution requires an experienced and talented management team. If DSW were to lose the benefit of the experience, efforts and abilities of any of its key executive and buying personnel, DSW’s business could be materially adversely affected. DSW has entered into employment agreements with several of these officers. Furthermore, DSW’s ability to manage its retail expansion will require DSW to continue to train, motivate and manage its employees and to attract, motivate and retain additional qualified managerial and merchandising personnel. Competition for these types of personnel is intense, and DSW may not be successful in attracting, assimilating and retaining the personnel required to grow and operate DSW’s business profitably.
DSW may be unable to compete favorably in its highly competitive market.
The retail footwear market is highly competitive with few barriers to entry. DSW competes against a diverse group of retailers, both small and large, including department stores, mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers, multi-channel specialty retailers and brand-oriented discounters. Some of DSW’s competitors are larger and have substantially greater resources than DSW does. DSW’s success depends on its ability to remain competitive with respect to style, price, brand availability and customer service. The performance of DSW’s competitors, as well as a change in their pricing policies as a result of the current economic environment, marketing activities and other business strategies, could have a material adverse effect on DSW’s business, financial condition, results of operations and market share.

DSW is dependent on its “DSW Rewards” program to drive traffic, sales and loyalty.
“DSW Rewards” is a customer loyalty program that DSW relies on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2009, shoppers in the loyalty program generated approximately 84% of DSW store and dsw.com sales versus approximately 76% of DSW store and dsw.com sales in fiscal 2008. As of January 30, 2010, approximately 13 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years, compared to approximately 10 million members as of January 31, 2009. In the event that “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, it could have a material adverse effect on DSW sales and results of operations.
The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits.
The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which may result in reductions in customer traffic and comparable store sales in DSW’s existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair long-lived assets or impair goodwill.
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
Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, DSW could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow DSW’s retail expansion plans.
The current economic slowdown is also impacting credit card processors and financial institutions which hold DSW’s credit card receivables. DSW depends on credit card processors to obtain payments for DSW. In the event a credit card processor ceases operations or the financial institution holding DSW’s funds fails, there can be no assurance that DSW would be able to access funds due to DSW on a timely basis, which could have a material adverse effect on DSW’s business, financial condition, results of operations and cash flows.

DSW relies on foreign sources for its merchandise, and DSW’s business is therefore subject to risks associated with international trade.
DSW purchases merchandise from domestic and foreign vendors. In addition, many of DSW’s domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. DSW believes that almost all the merchandise it purchased during fiscal 2009 was manufactured outside the United States. For this reason, DSW faces risks inherent in purchasing from foreign suppliers, such as:
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
DSW requires its vendors to operate in compliance with applicable laws and regulations and its internal requirements. However, DSW does not control its vendors or their labor and business practices. The violation of labor or other laws by one of DSW’s vendors could have an adverse effect on DSW’s business.
Restrictions in DSW’s secured revolving credit facility could limit DSW’s operational flexibility.
DSW has a $150 million secured revolving credit facility with a term expiring July 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates based on the London Interbank Offered Rate, or LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under its secured revolving credit facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under this facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or payment obligations would limit DSW’s ability to borrow under the secured revolving credit facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

DSW may be unable to secure a replacement credit facility upon the termination of its existing credit facility in July 2010 or the terms of a new replacement credit facility could be materially different than the terms it has today.
DSW’s current credit facility expires in July 2010. While DSW does not currently have borrowings under its credit facility, DSW had approximately $17.4 million of letters of credit outstanding as of January 30, 2010. Based upon the current credit markets, DSW may be unable to secure a replacement credit facility, or if DSW is able to secure a replacement credit facility, the terms of such credit may be materially different from DSW’s current terms. Such revised terms or the price of credit could have a material adverse effect on DSW’s business, financial condition or results of operations. Further, in the event DSW is unable to secure a replacement credit facility, DSW’s future liquidity may be impacted, which could have a material adverse effect on DSW’s financial condition and results of operations.
The investment of DSW’s cash and short-term investments are subject to risks that could affect the liquidity of these investments.
As of January 30, 2010 DSW had cash and short-term investments of $289.3 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While DSW regularly monitors the cash balances in its operating accounts and adjusts the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, DSW has experienced no loss or lack of access to its cash and equivalents.
DSW has investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes and certificates of deposit. Certain of these investments are subject to general credit, liquidity, market, and interest rate risks. To date, DSW has experienced other-than-temporary impairments of $2.9 million, excluding $0.5 million of realized gains, and $1.1 million in fiscal 2009 and 2008, respectively, related to investments in auction rate securities. DSW’s investments in auction rate securities have either been sold or fully impaired and no longer represent an impairment risk.
While DSW generally invests in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. DSW can provide no assurance that access to its cash and short-term investments, its earning potential or its ability to invest in highly rated, low risk investments will not be impacted by adverse conditions in the financial markets. These market risks associated with DSW’s cash and short-term investments may have an adverse effect on its business, financial condition, liquidity and results of operations.
Risk Factors Relating to Our Discontinued Operations
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
Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $5.8 million to RVI has been made. However, there can be no assurance as to timing or the amount of any distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.

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
All of the foregoing circumstances or events could have an adverse impact on RVI’s financial condition and results of operations. Risks relating to RVI’s liquidity are discussed under “Certain Other Risk Factors Relating to RVI” in this Annual Report on Form 10-K.
Value City Department Stores has filed for bankruptcy protection and closed its remaining stores. Value City owes us approximately $7.3 million as of January 30, 2010 and there is substantial doubt that we will be able to collect any significant portion of this amount.
In January 2008, Retail Ventures announced the disposition of an 81% ownership interest in Value City. As a part of this transaction, Retail Ventures agreed to provide certain transition services to Value City. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores.
As of January 30, 2010, Value City owed RVI and DSW an aggregate of approximately $7.3 million for services rendered by us prior to the filing of bankruptcy. Of these unpaid amounts, we have not recognized revenue or a receivable related to those services other than a fully reserved receivable of approximately $1.0 million. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is substantial doubt that we will be able to collect any significant portion of this amount.
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
On February 4, 2010, Value City began to seek approval of a disclosure statement and liquidating plan. Value City filed an amended disclosure statement and liquidating plan on March 15, 2010, which amended disclosure statement and liquidating plan were approved for solicitation purposes on March 18, 2010. In the amended disclosure statement, Value City disclosed that the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for Value City is taking primary responsibility for investigating possible claims against various parties, including Retail Ventures. The amended disclosure statement also indicated that the creditors’ committee continues to investigate whether Retail Ventures may have overcharged Value City in connection with transition services rendered after Retail Ventures’ disposition of Value City to VCHI Acquisition Co., and/or before such disposition, in connection with Retail Ventures’ provision of “overhead” services to Value City, such as accounts payable, payroll, tax, human resources, insurance, and employee benefits administration, distribution, fleet, merchandising and store operations. Although no claims of this nature have been asserted against Retail Ventures to date, and Retail Ventures intends to vigorously defend itself against any such claims, no assurance can be given that such claims will not be brought or what effect such claims will have on Retail Ventures’ financial condition and results of operations.

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
On January 23, 2008, we disposed of 81% of our ownership interest in the Value City subsidiary. In addition, in April of 2009 we disposed of all of the outstanding capital stock of Filene’s Basement and certain related entities. As a result, to the extent cash on hand or other forms of capital generating transactions are not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. We do not anticipate DSW funds will be generally available for obligations at the RVI level. Even though, we could receive cash from DSW in the form of dividends, loans or otherwise DSW has indicated that it does not intend to pay dividends in the foreseeable future and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of DSW to pay dividends or make loans to us are subject to contractual limitations under certain financing agreements and laws of the state of Ohio in which DSW is organized.
Moreover, DSW will need to absorb certain costs previously paid by Value City and Filene’s Basement. DSW, Filene’s Basement and Value City received shared services from and through RVI, and DSW provides services to RVI and its subsidiaries. The costs associated with many of these shared services had been allocated among the entities based upon the percent of an entity’s sales compared to total sales, or, in some cases, a usage based charge, although with the bankruptcy of Value City and the developments with Filene’s Basement that has changed. The disposition of our interest in Value City has had an adverse effect on the ability of DSW and RVI to recover payment for such services.
We could have significant liquidity issues at the RVI level which may require us to issue additional debt or equity or to sell assets, and there can be no assurance that such transactions can be completed on favorable terms or that such transactions would satisfy all of RVI’s liquidity requirements.
As noted above, RVI may seek other sources to provide substantially all of the funds necessary to make payments on our consolidated indebtedness and meet our operating cash flow needs, except to the extent RVI raises additional capital or has cash on hand. DSW, however, has stated that it anticipates that future earnings will be used principally to finance its retail expansion and thus it does not intend to pay cash dividends on its common shares in the foreseeable future. Without cash dividends or distributions of cash from DSW via loans or otherwise, we will need to obtain cash from other resources to satisfy our obligations, particularly any payment obligations arising from RVI’s guarantee of obligations of Filene’s Basement and Value City, expenses and any ongoing operating or other payments. Retail Ventures continues to review its available options to the extent it may become necessary to manage and enhance its liquidity position. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, of DSW for an aggregate amount of $8.0 million. Proceeds from the sale will be used for general corporate purposes and continuing expenses; however, this transaction will not eliminate RVI’s need to continue to review available additional options to manage and enhance its liquidity. Although RVI’s plan to enhance liquidity could include, among other things, the additional sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.

A sale of equity by RVI to seek to address our significant liquidity issues would dilute existing shareholders, which dilution could be increased by certain anti-dilution protections under existing warrants issued by RVI.
In the event that RVI issues additional RVI Common Shares (other than in a distribution or offering in which all shareholders participate pro rata), such sale would dilute the percentage equity interest of existing shareholders. In addition, certain sales of RVI Common Shares, or securities directly or indirectly convertible into or exchangeable for RVI Common Shares, will trigger provisions in RVI’s outstanding warrants that protect warrant holders against dilution. As described under the heading “Liquidity and Capital Resources”, RVI has issued warrants to Cerberus, Millennium and Schottenstein RVI, LLC at an initial exercise price of $4.50 per RVI Common Share. Under these warrants, if the price per RVI Common Share in certain new issuances by RVI is less than the warrant exercise price, then such warrants require so-called “full ratchet” adjustment to the exercise price for RVI Common Shares and the number of RVI Common Shares issuable upon exercise would increase to preserve the aggregate purchase price. In addition, if the price per RVI Common Share in certain new issuances by RVI is less than the current market price (as defined by the warrants), such warrants require a weighted average adjustment to the exercise price for RVI Common Shares and the number of RVI Common Shares issuable upon exercise would increase to preserve the aggregate purchase price. If one or more of the holders of outstanding warrants determined to exercise for RVI Common Shares following such adjustments, this could result in significant dilution to existing RVI shareholders.
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
As of January 30, 2010, Retail Ventures owned DSW Class B Common Shares representing approximately 62.4% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares (of which 11.9% of the outstanding DSW common shares have been pledged in connection with the PIES). DSW Class A Common Shares are listed on the New York Stock Exchange under the symbol “DSW.” Pursuant to an Exchange Agreement between RVI and DSW, DSW Class B Common Shares may be exchanged into DSW Class A Common Shares at Retail Ventures’ option at any time. Absent registration, DSW Common Shares held by Retail Ventures are deemed to be restricted stock, which would limit our ability to liquidate any of such shares if we chose to do so.
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
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to SSC and/or its affiliates and RVI or DSW. SSC is under no obligation to communicate or offer any corporate opportunity to RVI or DSW. In addition, RVI and SSC and/or its affiliates have the right to engage in similar activities as RVI and DSW, do business with DSW’s suppliers and customers and employ or otherwise engage any of RVI’s or DSW’s officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate acquisitions. Neither SSC nor any of its affiliates are obligated to communicate or offer any corporate opportunity to us or DSW.
Retail Ventures continues to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Retail Ventures. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement (which was amended and restated effective October 29, 2006). The initial term of the shared services agreement expired at the end of fiscal 2007 and was automatically extended to the end of fiscal 2008 by operation of the contract. Effective March 17, 2008, we entered into a new amendment to the shared services agreement with DSW. Pursuant to the terms of the amended shared services agreement, DSW provides RVI and Filene’s Basement with key services relating to risk management, tax, financial services, shared benefits administration, payroll, and information technology. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business. The current term of the shared services agreement expired at the end of fiscal 2009 and was extended automatically for an additional one-year term. We expect some of these services to be provided for longer or shorter periods than the current term. Once the transition periods specified in the shared services agreement have expired and are not renewed, or if DSW does not or is unable to perform its obligations under the shared services agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with third parties. We may be unable to provide these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which would have a material adverse effect on our business, financial condition, cash flow and results of operations.
We are controlled by SSC and its affiliates, whose interests may differ from our other shareholders.
As of January 30, 2010, SSC and its affiliates, in the aggregate, owned approximately 52.0% of the outstanding RVI Common Shares and beneficially owned approximately 53.6% of the outstanding RVI Common Shares (assumes the issuance of 1,731,460 Retail Ventures Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC). SSC and its affiliates that own RVI Common Shares are privately held entities controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given their ownership interests, SSC and its affiliates will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval including the election of directors, mergers or other business combinations, and acquisitions or dispositions of assets. The interests of SSC and its affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.

Some of our directors and officers also serve as directors or officers of DSW, or may have conflicts of interest because they may own DSW Common Shares or options to purchase DSW Common Shares, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW or may own DSW Common Shares or options to purchase DSW Common Shares, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Julia A. Davis is our Executive Vice President, General Counsel and Secretary, and previously served as Executive Vice President, General Counsel and Secretary of DSW until April 10, 2006; and James A. McGrady is our Chief Executive Officer, President, Chief Financial Officer and Treasurer and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW Common Shares or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.
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
We expect that the market price of the PIES will be influenced by interest and yield rates in the capital markets, the dividend rate, if any, on DSW Class A Common Shares, the time remaining to the maturity of the PIES, our creditworthiness and the occurrence of certain events affecting DSW that do not require an adjustment to the exchange ratio. Fluctuations in interest rates in particular could, in turn, affect the market prices of the PIES and the DSW Class A Common Shares.
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
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors Relating to DSW” in this Annual Report on Form 10-K as well as factors disclosed under the caption “Risk Factors” in DSW’s 2009 Annual Report on Form 10-K and other periodic reports. The DSW prospectus and periodic reports do not constitute a part of this Annual Report on Form 10-K, nor are they incorporated into any of RVI’s periodic reports by reference.
In the event that we or certain of our subsidiaries commence any proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, we may suffer material adverse effects on our business as a result of the acceleration of our obligations under the PIES.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES. For example, if RVI or a significant subsidiary commences a proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, or fails generally to pay its debts as they become due, our obligations under the PIES will automatically accelerate. In such event, in addition to the PIES becoming due for exchange, the accrued and unpaid coupons and yield maintenance premium (collectively “yield maintenance premium”) would also be due and payable in cash, the amount of which varies depending on when the acceleration occurs, but is currently estimated to be $14.1 million. However, in lieu of paying cash, at our election and in accordance with the indenture and collateral agreement for the PIES, this amount could be payable in additional DSW Class A Common Shares. The number of DSW Class A Common Shares deliverable to holders, in respect of the principal amount of the PIES and, if we were to so elect, the accrued and unpaid coupons and yield maintenance premium, would be calculated based on the volume weighted average market price of the DSW Class A Common Shares during the 10 consecutive trading days prior to the acceleration. PIES holders would bear the entire risk of a decline in the market price of the DSW Class A Common Shares so deliverable. At the market price of DSW Class A Common Shares as of the date hereof, the maximum number of DSW Class A Common Shares deliverable under the indenture in exchange for the principal amount of the PIES would be deliverable. Upon any acceleration of our obligations under the PIES, we would lose the opportunity to benefit from any appreciation in the value of DSW Class A Shares delivered to the holders of the PIES and, if the yield maintenance premium were paid in cash, such payment would materially adversely affect our liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of January 30, 2010, we operated 305 DSW stores in 39 states in the United States. The following table shows the number of our DSW stores by state.

Alabama	2
Arizona	6
Arkansas	1
California	31
Colorado	10
Connecticut	3
Delaware	1
Florida	22
Georgia	14
Illinois	15
Indiana	7
Iowa	1
Kansas	2
Kentucky	3
Louisiana	2
Maine	1
Maryland	10
Massachusetts	12
Michigan	14
Minnesota	8
Mississippi	1
Missouri	4
Nebraska	2
Nevada	3
New Hampshire	1
New Jersey	10
New York	18
North Carolina	6
Ohio	14
Oklahoma	2
Oregon	3
Pennsylvania	15
Rhode Island	1
Tennessee	5
Texas	30
Utah	3
Virginia	13
Washington	5
Wisconsin	4

Total	305
The Company’s primary distribution facility, principal executive offices and dsw.com fulfillment center are located in Columbus, Ohio leased by DSW.
All DSW stores, distribution and fulfillment centers, a trailer parking lot and our office facilities are leased or subleased. As of January 30, 2010, the Company leased or subleased 19 store locations, the corporate office, the primary distribution center, a trailer parking lot and the dsw.com fulfillment center from entities affiliated with SSC. The remaining stores are leased from unrelated entities. Most of the store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and for a fixed term with options for three to five extension periods, each of which is for a period of four of five years, exercisable at our option.
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
ITEM 4. RESERVED.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of March 31, 2010, there were 627 holders of record of our Common Shares.

	High	Low
Fiscal 2008:
First Quarter	$7.46	$3.77
Second Quarter	5.58	3.29
Third Quarter	5.17	1.35
Fourth Quarter	3.53	0.90
Fiscal 2009:
First Quarter	$2.98	$1.45
Second Quarter	3.68	2.14
Third Quarter	7.43	3.10
Fourth Quarter	9.66	5.94
Retail Ventures made no purchases of its Common Shares during the fourth quarter of the 2009 fiscal year.
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our Common Shares during fiscal 2010. Presently we expect that all of DSW’s future earnings will be retained for development of its businesses while all of RVI’s future earnings will be used for general corporate purposes and continuing expenses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. DSW’s credit facilities restricts the payment of dividends, other than dividends paid in stock of the issuer or paid to another affiliate. Cash dividends can only be paid to the Company by DSW up to the aggregate amount of $5.0 million less the amount of any loans made to the Company by any subsidiaries. DSW’s credit facilities are more fully explained within the “Liquidity and Capital Resources” discussion in Item 7 of this Annual Report on Form 10-K.
In January 2010, DSW amended its credit facility to be able to repurchase Class B Common Shares from RVI. This amendment allows DSW to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that DSW is not in default and that its cash balance remains greater than $200 million. On January 15, 2010, DSW entered into a share purchase agreement with RVI pursuant to which RVI sold DSW 320,000 Class B Common Shares for an aggregate amount of $8.0 million.

PERFORMANCE GRAPH
The following graph sets forth the Company’s total cumulative shareholder return as compared to the Russell 2000, the S&P Merchandise Stores (collectively “Former Peer Groups”), the S&P Midcap 400 Index and the S&P Retailing Index. Due to dispositions over the past years of businesses in our organization and in an effort to select companies more similar to RVI’s present operations both in terms of the line of business and the size of the companies, RVI has changed its industry peer group index. Accordingly, for the fiscal year ended January 30, 2010, we are replacing the Former Peer Groups with the S&P Midcap 400 and the S&P Retailing Index.
The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 29, 2005, and that all dividends earned on such investment were reinvested.

Company / Index	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10
RETAIL VENTURES, INC.	$100.00	$192.59	$305.45	$107.41	$36.16	$125.26
RUSSELL 2000	$100.00	$120.86	$135.19	$123.50	$76.16	$104.96
S&P 500 GENERAL MERCHANDISE STORES	$100.00	$104.37	$122.77	$111.53	$67.71	$109.33
S&P MIDCAP 400 INDEX	$100.00	$123.18	$135.57	$134.06	$82.57	$118.37
S&P 500 RETAILING INDEX	$100.00	$108.79	$125.23	$102.21	$63.66	$99.02

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth for the periods indicated various selected financial information. Such selected consolidated financial data should be read in conjunction with the consolidated financial statements of Retail Ventures, including the notes thereto, set forth in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 of this Annual Report on Form 10-K. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are also included in discontinued operations.

	For the Fiscal Year Ended(1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$1,602,605	$1,462,944	$1,405,615	$1,279,060	$1,144,061
Gross profit	$712,140	$621,351	$583,768	$550,699	$484,833
Operating profit before change in fair value of derivative instruments(2)	$26,655	$42,813	$81,321	$100,714	$70,112
Change in fair value of derivative instruments	$(66,499)	$85,235	$248,193	$(175,955)	$(144,209)
Operating (loss) profit	$(39,844)	$128,048	$329,514	$(75,241)	$(74,097)
(Loss) income from continuing operations	$(65,610)	$109,180	$261,846	$(98,714)	$(109,215)
Income (loss) from discontinued operations, net of tax	$59,880	$(48,379)	$(190,525)	$(28,033)	$(67,202)
Net (loss) income attributable to Retail Ventures, Inc.	$(26,091)	$50,841	$51,442	$(150,913)	$(183,418)
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.04	$5.02	$(2.73)	$(3.01)
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.00	$4.26	$(2.73)	$(3.01)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.99)	$(3.96)	$(0.62)	$(1.74)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.98)	$(3.35)	$(0.62)	$(1.74)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.04	$1.07	$(3.35)	$(4.75)
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.03	$0.91	$(3.35)	$(4.75)
Total assets	$903,465	$953,762	$951,966	$1,301,658	$1,175,154
Working capital	$369,204	$307,776	$295,862	$274,439	$147,746
Current ratio	2.43	2.20	1.98	1.45	1.25
Long-term obligations, continuing operations	$129,757	$127,576	$135,293	$133,053	$49,678
Number of DSW Stores:(3)	305	298	259	223	199
DSW net sales per average gross square foot(4)	$203	$196	$212	$218	$217
DSW comparable store sales change(5)	3.2%	(5.9)%	(0.8)%	2.5%	5.4%

(1)	Fiscal year ended February 3, 2007 consists of 53 weeks. All other years reported consist of 52 weeks.

(2)
The Company believes that the non-cash change in fair value of derivative instruments is not directly related to its retail operations and is therefore providing supplemental adjusted results that exclude this item. This financial measure should facilitate analysis by investors and others who follow the Company’s financial performance.

(3)	Includes all DSW stores operating at the end of the fiscal year.

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

(5)
Comparable DSW stores and comparable leased departments are those units that have been in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This management’s discussion and analysis of financial condition and results of operations (“Management’s Discussion and Analysis”) contains forward-looking statements that involve risks and uncertainties. Please see “Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 3 of this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with our historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors” and included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis and RVI also does not have any credit facilities under which it can borrow funds. Retail Ventures has two operating segments: DSW and Corporate as of January 30, 2010. DSW is a leading U. S. branded footwear specialty retailer operating 305 shoe stores in 39 states as of January 30, 2010. DSW offers a wide assortment of better-branded merchandise. DSW’s typical customers are brand-, value-, quality- and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the DSW segment, debt-related expenses and income on investments.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of January 30, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.4% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW.” Retail Ventures accounted for the sale of DSW as a capital transaction.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $67.3 million on the transaction as of January 30, 2010. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, of which $1.0 million has been paid through January 30, 2010, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $81.9 million on the transaction as of January 30, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of January 30, 2010, the Company is still providing transition services to Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and

liquidating Filene’s Basement and the creditors’ committee agreed to allow RVI certain general unsecured claims representing (i) $6.36 million for amounts paid on account of guarantees provided by RVI to certain factors of liquidating Filene’s Basement; (ii) $3.0 million for amounts owed by liquidating Filene’s Basement to RVI for inventory purchased for liquidating Filene’s Basement prior to April 21, 2009; (iii) $2.3 million attributable to a negotiated settlement of amounts paid on account of guarantees provided by RVI to landlords of liquidating Filene’s Basement, amounts paid or required to be paid by RVI in connection with certain litigation to which RVI and liquidating Filene’s Basement are both parties and any additional amounts that may be owed by liquidating Filene’s Basement to RVI. DSW’s allowed general unsecured claim under the settlement agreement is $0.5 million. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
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
Key Financial Measures
In evaluating the results of operations, our management refers to a number of key financial and non-financial measures relating to the performance of our business. Among our key financial measures are net sales, operating profit, and net income. Non-financial measures that we use in evaluating our performance include number of stores and leased departments, net sales per average gross square foot for our stores and change in comparable store sales. Comparable store sales is a measure which indicates the performance of our existing stores by measuring the growth in sales for such stores for a particular period over the corresponding period in the prior year. For fiscal 2009 and prior years, we considered comparable store sales to be sales at stores and leased departments that have been in operation for at least 14 months at the beginning of the fiscal year. Stores and leased departments are excluded from the comparison in the quarter they close. Stores that are remodeled or relocated are excluded from the comparison if there is a material change in the size of the store or the location. Comparable store sales are also referred to as “comp-store” sales by others within the retail industry. The method of calculating comparable store sales varies across the retail industry. As a result, our calculation of comparable store sales may not necessarily be comparable to similarly titled measures reported by other companies.
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
•
Revenue recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise are net of returns and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, we determined that we had accumulated enough historical data to recognize income from gift card breakage. Miscellaneous income is included in selling, general and administrative expenses. We recognized $1.1 million, $0.8 million and $0.3 million as other operating income from gift card breakage during fiscal 2009, 2008 and 2007, respectively, excluding discontinued operations.

•
Cost of sales and merchandise inventories. Merchandise inventories are stated at the net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail inventory method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Accordingly, earnings are negatively impacted as merchandise is marked down prior to sale.

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
We record a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Our estimates are based on both our historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported our shrinkage estimates. If our estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of net sales, it would result in approximately $3.3 million decrease or increase to operating profit.
Markdowns represent the excess of the carrying value over the amount we expect to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.
•
Investments. DSW’s investments are valued using a market based approach using level 1 and 2 inputs. DSW’s equity investment is recorded at cost and reviewed for impairment using an income approach valuation model that uses level 3 inputs such as the financial condition and future prospects of the entity.

DSW evaluates their investments for impairment and whether impairment is other-than-temporary. In determining whether impairment has occurred, DSW reviews information about the underlying investment that is publicly available and assesses their ability to hold the securities for the foreseeable future. Based on the nature of the impairment(s), DSW would record temporary impairments as unrealized losses in other comprehensive income or other-than-temporary impairments in earnings. The investment is written down to its current market value at the time the impairment is deemed to have occurred.
•
Asset Impairment and Long-lived Assets. We must periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is generally included in cost of sales. We believe as of January 30, 2010 that the long-lived assets’ carrying amounts and useful lives are appropriate. We do not believe that there will be material changes in the estimates or assumptions we use to calculate asset impairments. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance Reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by approximately $0.1 million.

•
Pension. The obligations and related assets of the defined benefit retirement plan are included in continuing operations at January 30, 2010 and in operations held for sale at January 31, 2009, and are presented in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 30, 2010, the weighted-average actuarial assumptions applied to our plan were a discount rate of 5.8% and long-term rate of return on plan assets of 7.0%. At January 31, 2009, the weighted-average actuarial assumptions applied to our plan were a discount rate of 6.3% and long-term rate of return on plan assets of 7.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•
Customer Loyalty Program. We maintain a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. We accrue the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, we are required to make assumptions related to customer purchase levels and redemption rates based on historical experience.

•
Change in fair value of derivative instruments. In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments. For fiscal years ended January 30, 2010 and January 31, 2009, the Company recorded a non-cash charge of $16.8 million and a non-cash reduction of expense of $35.9 million, respectively, related to the change in fair value of warrants. For fiscal years ended January 30, 2010 and January 31, 2009, the Company recorded a non-cash charge of $49.7 million and a non-cash reduction of expense of $49.3 million, respectively, related to the change in the fair value of the conversion feature of the PIES. At January 30, 2010, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been $0.1 million and would have decreased the fair value of the conversion feature of the PIES by approximately $1.9 million.

•
Income taxes. We are required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2009, an increase in valuation reserve of $41.1 million for deferred tax assets was recorded. During fiscal 2008, a decrease in valuation reserve of $22.6 million for deferred tax assets was recorded.

Following the completion of the DSW IPO in June 2005, DSW is no longer included in Retail Ventures’ consolidated federal tax return. Following the disposition of an 81% ownership interest in the Value City operations during January 2008, Value City is no longer included in Retail Ventures’ consolidated federal tax return. Following the disposition of Filene’s Basement operations during April 2009, Filene’s Basement is no longer included in Retail Ventures’ consolidated federal tax return.
•	Sale of subsidiary stock. Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.

RESULTS OF OPERATIONS
We operate two business segments, DSW and Corporate. Our DSW segment is a specialty branded footwear retailer. As of January 30, 2010, a total of 305 DSW stores were open. The Corporate segment consists of all corporate assets, liabilities and expenses not allocated to the DSW segment through corporate allocation or shared service arrangements. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of the Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of the Value City operations are also included in discontinued operations.
Seasonality
DSW’s business is subject to seasonal merchandise trends when its customers’ interest in new seasonal styles increases. Unlike many other retailers, DSW has not historically experienced a large increase in net sales during its fourth quarter associated with the winter holiday season.
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-two weeks ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below in selling, general and administrative expenses)	(55.6)	(57.5)	(58.5)
Selling, general and administrative expenses	(42.8)	(39.5)	(35.8)
Change in fair value of derivative instruments	(4.1)	5.8	17.7

Operating (loss) profit	(2.5)	8.8	23.4
Interest expense	(0.8)	(0.9)	(1.0)
Interest income	0.1	0.7	1.3

Interest (expense) income, net	(0.7)	(0.2)	0.3

Non-operating (expense), net	(0.2)

(Loss) income from continuing operations before income taxes	(3.4)	8.6	23.7
Income tax expense	(0.7)	(1.1)	(5.1)

Net (loss) income from continuing operations	(4.1)	7.5	18.6
Less: net income attributable to the noncontrolling interests	(1.3)	(0.7)	(1.4)

Net (loss) income from continuing operations attributable to Retail Ventures, Inc.	(5.4)%	6.8%	17.2%

Fiscal Year Ended January 30, 2010 (“fiscal 2009”) Compared To Fiscal Year Ended January 31, 2009 (“fiscal 2008”)
Sales. DSW sales for fiscal 2009 increased by 9.5% to $1.60 billion from $1.46 billion for fiscal 2008. DSW comparable store sales increased 3.2% and decreased 5.9% for fiscal 2009 and fiscal 2008, respectively. The increase in net sales included a net increase of 6.6% from new and closed locations and dsw.com. The following table summarizes the increase in net sales (in millions):

For the fiscal
year ended
January 30,
2010
Net sales for the fiscal year ended January 31, 2009	$1,462.9
Increase in comparable store sales	42.8
Net increase in 2008 and 2009 new stores, dsw.com and closed store sales	96.9

Net sales for the fiscal year ended January 30, 2010	$1,602.6

The increase in comparable store sales of 3.2% for fiscal 2009 was primarily a result of an increase in traffic and average unit retail. DSW segment comparable sales increased in women’s footwear by 4.9%, athletic footwear by 1.8% and accessories by 12.6% and decreased in men’s footwear by 3.8%.
Gross Profit. Gross profit is defined as net sales less cost of sales. DSW gross profit increased $90.7 million, or 14.6%, from $621.4 million to $712.1 million. Gross profit increased 190 basis points as a percentage of net sales in fiscal 2009 to 44.4% from 42.5% for fiscal 2008 as the result of a decrease in markdown activity.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $107.0 million, or 18.5%, from $578.5 million in fiscal 2008 to $685.5 million in fiscal 2009. SG&A expenses, as a percentage of sales, increased to 42.8% compared to 39.5% for the prior year’s period.
The increase in bonus expense of 110 basis points, marketing expense of 60 basis points and depreciation expense of 40 basis points was partially offset by decreases in store expenses of 60 basis points, new store expenses of 30 basis points, overhead expenses and other operating expenses as a percentage of net sales. Bonus expense increased due to improved operating results. New store expenses decreased due to DSW opening 32 fewer stores in fiscal 2009 compared to fiscal 2008. In addition, store occupancy expense as a percentage of net sales decreased to 12.9% for fiscal 2009 from 14.1% for fiscal 2008 as a result of increased average store sales, a reduction in store impairments and disposals of property and equipment and rent concessions from landlords.
Corporate segment SG&A expense increased $66.8 million in fiscal 2009. The increase in SG&A expense was primarily due to the bad debt charges of $57.3 million recorded for the notes and accounts receivable from liquidating Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In addition, the increase in SG&A expense was due to expenses not being allocated to Filene’s Basement after the date of sale in April 2009.
Change in Fair Value of Derivatives. During fiscal 2009 the Company recorded a non-cash charge of $16.8 million and during fiscal 2008 recorded a non-cash reduction of expense of $35.9 million representing the changes in fair value of outstanding warrants. During fiscal 2009, the Company recorded a non-cash charge of $49.7 million and during fiscal 2008 recorded a non-cash reduction of expense of $49.3 million representing the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the increases in the RVI and DSW stock prices.
Operating (Loss) Profit. The operating loss for fiscal 2009 was $39.9 million compared to operating profit of $128.0 million in fiscal 2008, a decrease of $167.9 million. The operating loss as a percentage of sales was 2.5% in fiscal 2009 compared to operating profit as a percentage of sales of 8.8% in fiscal 2008.
The operating loss for the Corporate segment declined $218.5 million to an operating loss of $133.3 million in fiscal 2009 from an operating profit of $85.2 million in fiscal 2008, primarily due to the bad debt charges recorded on the notes and accounts receivable from liquidating Filene’s Basement and the change in fair value of derivative instruments.

The operating profit for DSW was $93.5 million in fiscal 2009 compared to $42.8 million in fiscal 2008 and increased as a percentage of net sales to 5.8% in fiscal 2008 from 2.9% in fiscal 2008. The increase in operating profit as a percentage of net sales was primarily the result of an increase in gross profit partially offset by an increase in operating expenses.
Interest Expense. Interest expense was $13.6 million in both fiscal 2009 and fiscal 2008. Interest expense included the amortization of the debt discount of $2.2 million and $2.0 million in fiscal 2009 and fiscal 2008, respectively.
Interest Income. During fiscal 2009, interest income decreased $9.0 million to $2.3 million. The decrease was primarily attributable to the absence of interest income from the notes receivable from Filene’s Basement during fiscal year 2009. In addition, while cash and short-term investments increased compared to fiscal 2008, the increase was offset by a decrease in interest rates.
Non-operating (Expense) Income, Net. Non-operating expense, net, for fiscal 2009 represents other-than-temporary impairments on DSW’s auction rate securities net of realized gains related to the sale of preferred shares, which were the underlying assets of two auction rate securities. Non-operating income, net, for fiscal 2008 consists of a $1.5 million gain related to the repurchase of 200,000 units of PIES, partially offset by other-than-temporary impairments of DSW’s auction rate securities.
Income Taxes. Fiscal 2009 reflects a 22.5% effective tax rate as compared to a 13.4% fiscal 2008 effective rate. The 2009 and 2008 tax rates reflect the impact of a non-cash charge of $16.8 million and a non-cash reduction of expense of $35.9 million, respectively, for the change in fair value on the mark to market accounting for the warrants.
(Loss) Income from Continuing Operations. The loss from continuing operations was $65.6 million in fiscal 2009 compared to income from continuing operations of $109.2 million in fiscal 2008 and represents 4.1% versus 7.5% of net sales, respectively. Major contributing elements to this decrease are the $66.5 million decrease in the income from the change in the fair value of derivatives and the $9.0 million decrease in interest income.
Income (Loss) from Discontinued Operations — Value City Department Stores. The $9.5 million reduction in the loss from discontinued operations in fiscal 2009 was primarily due to revaluation of guarantees due to the passage of time.
Income (Loss) from Discontinued Operations — Filene’s Basement. The income from the Filene’s Basement of $50.4 million was comprised of two components; the gain on the disposition of Filene’s Basement of $81.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax benefit of $2.9 million in the aggregate.
Noncontrolling interests. Fiscal 2009 net income decreased $20.4 million compared to $10.0 million in fiscal 2008, to reflect that portion of the income attributable to DSW minority shareholders.
Fiscal Year Ended January 31, 2009 (“fiscal 2008”) Compared To Fiscal Year Ended February 2, 2008 (“fiscal 2007”)
Sales. DSW sales for fiscal 2008 increased by 4.1% to $1.46 billion from $1.41 billion for fiscal 2007. DSW comparable store sales decreased 5.9% and 0.8% for fiscal 2008 and fiscal 2007, respectively. The increase in net sales included a net increase of 9.4% from new and closed locations and dsw.com. The following table summarizes the increase in net sales (in millions):

For the fiscal
year ended
January 31,
2009
Net sales for the fiscal year ended February 2, 2008	$1,405.6
Decrease in comparable store sales	(74.6)
Net increase in 2007 and 2008 new stores, dsw.com and closed store sales	131.9

Net sales for the fiscal year ended January 31, 2009	$1,462.9

The decrease in comparable sales of 5.9% was primarily a result of the challenging economic environment evidenced by a decrease in customer traffic and units per transaction. For fiscal 2008, DSW stores comparable sales decreased in women’s footwear by 6.0%, men’s footwear by 5.1%, accessories by 7.6%, and athletic footwear by 5.4%.

Gross Profit. Gross profit is defined as net sales less cost of sales. DSW gross profit increased $37.6 million, or 6.4%, from $583.8 million to $621.4 million. Gross profit, as a percentage of sales, increased to 42.5% compared to 41.5% for the prior year’s period. The gross profit for DSW for fiscal 2008 increased as a percentage of sales compared to fiscal 2007 due to a decrease in markdowns as a result of managing inventory as well as the result of decreased markdowns due to enhancements to the clearance markdown process in the DSW leased departments.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $76.1 million, or 15.1%, from $502.4 million in fiscal 2007 to $578.5 million in fiscal 2008. SG&A expenses, as a percentage of sales, increased to 39.5% compared to 35.8% for the prior year’s period.
The increase in SG&A as a percent of sales was driven by increases in DSW home office expenses, distribution expenses and expenses related to the start-up and operation of dsw.com. DSW home office expenses increased due to increases in personnel and bonus costs, a one-time severance charge related to the fourth quarter headcount reduction, and expenses related to unreimbursed services provided to Value City. The increase in distribution expense was a result of expenses related to the dsw.com fulfillment center, which was not operating in fiscal 2007.
Change in Fair Value of Derivatives. During fiscal 2008 and fiscal 2007, the Company recorded a non-cash reduction of expense of $35.9 million and $154.6 million, respectively, representing the changes in fair value of Conversion Warrants and Term Loan Warrants. During fiscal 2008 and fiscal 2007, $49.3 million and $93.6 million, respectively, were recorded as a non-cash reduction of expense from the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the declines in the RVI and DSW stock prices.
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
Non-operating (Expense) Income, Net. Fiscal 2008 non-operating income consisted of a $1.5 million gain related to the repurchase of 200,000 units of PIES, partially offset by a $1.1 million other-than-temporary impairment on investments.
Income Taxes. Fiscal 2008 reflects a 13.4% effective tax rate as compared to a 21.7% fiscal 2007 effective rate. The 2008 and 2007 tax rates reflect the impact of $35.9 million and $154.6 million, respectively, for the change in fair value on the mark to market accounting for the warrants.
Loss (Income) from Continuing Operations. The fiscal 2008 income from continuing operations decreased $152.7 million compared to fiscal 2007 and represents 7.5% versus 18.6% of net sales, respectively. Major contributing elements to this decrease are the $163.0 million decrease in the income from the change in the fair value of derivatives and the $7.3 million decrease in interest income.
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

Income (Loss) from Discontinued Operations — Filene’s Basement. The loss from the Filene’s Basement operations increased $21.7 million from $39.9 million in fiscal 2007 to $61.6 million in fiscal 2008. The increase in the loss was primarily due to a decrease in gross profit and an increase in SG&A expenses partially offset by a decrease in income tax expenses. The decrease in gross profit was primarily due to decreases in sales of $44.2 million primarily due to a comparable store sales decrease of 2.6%. The increase in SG&A expenses of $17.7 million was primarily due to impairment charges recorded on long-lived property and equipment assets of $13.3 million during fiscal 2008 compared to $3.5 million during fiscal 2007. Included in the fiscal 2008 impairment charges were $3.2 million of non-cash impairment charges recorded in the fourth quarter related to the impairment of certain fixed assets related to the 11 stores which closed during February 2009. In addition, during fiscal 2008 Filene’s Basement recorded $8.1 million of impairment charges for a tradename and favorable lease asset. The increases in impairment charges of $17.9 million were partially offset by a decrease of $3.6 million in salaries and personnel related expenses. The changes in tax rates from fiscal 2007 to fiscal 2008 is primarily due to increases in valuation allowances of $22.2 million.
Noncontrolling Interests. Fiscal 2008 net income decreased $10.0 million compared to $19.9 million in fiscal 2007, to reflect that portion of the income attributable to DSW minority shareholders.
Inflation and Deflation
Our results of our operations and financial condition are generally presented based upon historical cost. While it is difficult to accurately measure the impact of inflation or deflation because of the nature of the estimates required, management believes that the effect of inflation or deflation, if any, on our results of operations and financial condition has been minor; however, there can be no assurance that the business will not be affected by inflation or deflation in the future.
Liquidity and Capital Resources
Retail Ventures, Inc relies on the cash flow of our subsidiaries and our cash on hand to meet our obligations, including our obligations under the PIES and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing credit facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand is not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not intend to pay dividends in fiscal 2010 and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
Retail Ventures is continuing to review its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, of DSW for an aggregate amount of $8.0 million. Proceeds from the sale will be used for general corporate purposes and continuing expenses; however, this transaction will not eliminate RVI’s need to continue to review available additional options to manage and enhance its liquidity.
DSW’s primary ongoing cash requirements are for seasonal and new store inventory purchases, capital expenditures in connection with store expansion, improving information systems, the remodeling of existing stores and infrastructure growth. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. For DSW, their working capital and inventory levels typically build seasonally. DSW believes that they have sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from DSW operations, together with its current levels of cash and equivalents and short-term investments, as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Except as noted, the following discussion is based upon the consolidated liquidity position of RVI. See below under “Certain Liquidity Issues of RVI”.

Net working capital was $369.2 million and $307.8 million at January 30, 2010 and January 31, 2009, respectively. The increase in net working capital was primarily related to the increase in cash and short-term investments as a result of operating cash flow and a planned inventory increase. The increase in current assets was partially offset by an increase in accounts payable primarily related to the inventory increase, accrued bonus related to improved operating results and accrued taxes related to the increase in earnings before income taxes. As of January 30, 2010 and January 31, 2009, the current ratio was 2.4 and 2.2, respectively.
Operating Activities
Net cash provided by operating activities from continuing operations totaled $134.4 million and $94.0 million in fiscal 2009 and fiscal 2008, respectively. The fiscal 2009 increase of $40.4 million in net cash provided by operating activities is primarily due to a $10.2 million increase in income from continuing operations, after adjusting for non-cash charges, and a $23.9 million increase in the change in working capital assets and liabilities.
Net cash provided by operating activities from continuing operations totaled $94.0 million and $67.3 million in fiscal 2008 and fiscal 2007, respectively. The fiscal 2008 increase of $26.7 million in net cash provided by operating activities is primarily due to (i) a $163.0 million increase from the non-cash change in the fair value of derivative instruments, (ii) a $53.4 million increase from the change in working capital assets and liabilities partially offset by (iii) the $142.7 million decrease in income from continuing operations and the $52.6 million decrease from the change in deferred income taxes and other non current liabilities.
Investing Activities
For fiscal 2009, cash used in investing activities from continuing operations was $87.3 million compared to $101.6 million for fiscal 2008. During the fiscal year ended January 30, 2010, $224.0 million of cash was used to purchase available-for-sale and held-to-maturity securities while $160.7 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2009, we incurred $21.8 million in capital expenditures. Of this incurred amount, we incurred $10.4 million related to stores, $5.7 million related to supply chain projects and warehouses and $5.7 million related to information technology and infrastructure.
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
DSW expects to spend approximately $40 million for capital expenditures in fiscal 2010. DSW’s future investments will depend heavily on the number of stores DSW opens and remodels, infrastructure and information technology programs that DSW undertakes and the timing of these expenditures. In fiscal 2009, DSW opened nine new stores. DSW plans to open approximately 10 stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.
Although continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources and result in increased demands on management, we do not believe that the anticipated growth plan will have an unfavorable impact on the operations or liquidity. The current slowdown in the United States economy has adversely affected consumer confidence and consumer spending habits, which has resulted in further reductions in customer traffic and comparable store sales in existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause us to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Financing Activities
During fiscal 2009, cash provided by and used in financing activities by continuing operations was less than $0.1 million compared to $5.4 million in fiscal 2008. During fiscal 2008, the cash used in financing activities was primarily due to the $5.6 million cash used to repurchase a portion of the outstanding PIES.

The Company is not subject to any financial covenants; however, the DSW Revolving Loan and PIES contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the credit facility on a long-term basis. As of January 30, 2010 and January 31, 2009, DSW had no outstanding borrowings and had availability under the facility of $132.6 million and $132.3 million, respectively. DSW had outstanding letters of credit of $17.4 million and $17.7 million, respectively, as of January 30, 2010 and January 31, 2009.
In January 2010, DSW amended its credit facility to be able to repurchase Class B Common Shares from RVI. This amendment allows DSW to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that DSW is not in default and that its cash and investments balance remains greater than $200 million. On January 15, 2010, DSW entered into a share purchase agreement with RVI pursuant to which RVI sold DSW 320,000 Class B Common Shares for an aggregate amount of $8.0 million.
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
RVI used the net proceeds of the offering to repay intercompany obligations to Value City and for general corporate purposes, including the repayment of borrowings under a former credit facility guaranteed by RVI.
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

During fiscal 2009, the Company recorded a non-cash charge of $49.7 million related to the change in fair value of the conversion feature of the PIES. During fiscal 2008, the Company recorded a non-cash reduction of expense of $49.3 million related to the change in fair value of the conversion feature of the PIES. As of January 30, 2010, the fair value asset recorded for the conversion feature of the PIES was $28.0 million.
During fiscal 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a $1.5 million gain on the repurchase, which is included in non-operating expense (income), net, on the statements of operations.
Warrants
The Company has outstanding warrants to purchase up to 3,683,959 RVI Common Shares (including 1,731,460 to Schottenstein RVI LLC, a related party) at an initial exercise price of $4.50 per share or up to 699,819 (including 328,915 to Schottenstein RVI LLC, a related party) DSW Class A Common Shares owned by Retail Ventures at an initial exercise price of $19.00 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. The Company has granted registration rights with respect to the shares issuable upon exercise of the warrants. Retail Ventures is subject to contractual obligations (a) with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.
For fiscal 2009, the Company recorded a non-cash charge of $16.8 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $6.9 million. For fiscal 2008, the Company recorded a non-cash reduction of expense of $35.9 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash reduction of expenses of $30.0 million.
Liquidity and Capital Resources Considerations Relating to the Value City Disposition
RVI completed the disposition of an 81% ownership interest in its Value City business on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, Retail Ventures Services, Inc. (“RVS”), guaranteed or may, in certain circumstances, be responsible for certain liabilities of Value City including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of other amounts.
As of January 30, 2010 and January 31, 2009, the amount of RVI’s guarantees of Value City commitments was $2.9 million and $12.9 million, respectively. The reduction in the liability through January 30, 2010 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was not longer probable that the guaranteed liability would be incurred. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
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

Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of January 30, 2010, RVI has recorded a liability of $0.4 million for the guarantees of Filene’s Basement commitments, primarily for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.
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
Although the settlement agreement provides that RVI and DSW will have certain allowed claims against liquidating Filene’s Basement and its related debtors, there can be no assurance as to whether RVI or DSW will ultimately recover any additional amounts from the debtors in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $5.8 million to RVI and $0.2 million to DSW has been made. However, there can be no assurance as to timing or the amount of any distribution in respect of RVI’s or DSW’s claims (or whether RVI or DSW will recover any of the remainder of the amounts in connection with their claims). Failure to recover such amounts may negatively affect liquidity at RVI. In addition, as a result of the releases provided by the settlement agreement, RVI and DSW have relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors. By assuming the liquidating Filene’s Basement defined benefit pension plan, RVI has become responsible for maintaining this plan, and any contributions required to be made by RVI could negatively affect liquidity at RVI.
Certain Liquidity Issues of RVI
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis and RVI also does not have any credit facilities under which it can borrow funds. Therefore, we rely on the cash flow of our subsidiaries and our cash on hand to meet our obligations, including our obligations under the PIES and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing credit facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand is not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not intend to pay dividends in fiscal 2010 and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
Retail Ventures is continuing to review its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, for an aggregate amount of $8.0 million. Proceeds from the sale will be used for general corporate purposes and continuing expenses; however, this transaction will not eliminate RVI’s need to continue to review available additional options to manage and enhance its liquidity.

Contractual Obligations
We have the following minimum commitments under contractual obligations. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on the balance sheet in accordance with GAAP. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
The following table provides aggregated information about known contractual obligations and other long-term liabilities as of January 30, 2010 (in thousands):

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations(7)	Total	1 Year	Years	Years	5 Years
Continuing Operations:
Long-term debt	$133,750		$133,750
Interest payments on long-term debt (1)	15,507	$8,861	6,646
Operating lease obligations (2)	915,200	132,916	247,212	$216,536	$318,536
Construction commitments — DSW (3)	653	653
Pension (4)	5,313				5,313
Other (5)	7,178	4,786	1,741	50	601
Uncertain tax positions (6)	10,932				10,932

Total continuing operations	$1,088,533	$147,216	$389,349	$216,586	$335,382

(1)	Projected interest payments are for the PIES and Non-Convertible Loan and are based on the outstanding principal amount at January 30, 2010 and interest rate per the agreement.

(2)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual costs incurred. As such, they are not included in the lease obligations presented above. Other non current liabilities of $110.0 million are primarily comprised of deferred rent liabilities, construction and tenant allowances, and uncertain tax positions. Deferred rent, which is included in other non current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in other non current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease.

(3)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 30, 2010.

(4)	Pension is included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(5)
Other contractual obligations include purchase commitments, guarantees and indemnifications. Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

(6)
The amount of obligations related to uncertain tax positions as of January 30, 2010, is $10.9 million, including approximately $1.9 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations. Uncertain tax positions are included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(7)	Deferred taxes, noncontrolling interest and payments on RVI restricted stock units are not included in this table.
At January 30, 2010, the Company has $133.8 million of PIES outstanding. At January 31, 2009, the Company had $133.8 million of PIES outstanding and $0.25 million under the assumed Non-Convertible Loan.
DSW had outstanding letters of credit on the DSW Revolving Loan of $17.4 million and $17.7 million at January 30, 2010 and January 31, 2009 respectively. If certain conditions are met under these letter of credit arrangements, DSW would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of the terms set forth in these arrangements.

As of January 30, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $0.7 million as of January 30, 2010. In addition, as of January 30, 2010, DSW has signed six lease agreements for new store locations opening in fiscal 2010 and 2011 with total annual rent of approximately $1.9 million. In connection with the new lease agreements, DSW expects to receive a total of approximately $2.5 million of construction and tenant allowances, which reimburses DSW for expenditures at these locations.
We operate all DSW stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. As of January 30, 2010, the Company had no capital leases. See Note 6 to Consolidated Financial Statements for the minimum payments due under operating or capital leases.
Additional information regarding our financial commitments as of January 30, 2010 is provided in Notes 7 and 13 to Consolidated Financial Statements.
Recent Accounting Pronouncements
Recent accounting pronouncements and their impact on Retail Ventures are disclosed in Note 1 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of January 30, 2010, as that term is described by the SEC.

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
Investments
Our cash and equivalents have maturities of 90 days or fewer. DSW also has investments in tax exempt, tax advantaged and taxable bonds, tax exempt term notes, variable rate demand notes and certificates of deposit. DSW has $15.0 million invested in certificates of deposit and participates in the Certificate of Deposit Account Registry Service® (“CDARS”), which provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 7 to 84 days. DSW’s other types of short-term investments generally have interest reset dates of every 7 to 28 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher interest investments.
Secured Revolving Credit Facilities
DSW is exposed to interest rate risk primarily through its borrowings under the $150 million DSW Revolving Loan. At January 30, 2010, DSW had no direct borrowings under its credit facility and had $17.4 million of letters of credit outstanding. DSW’s future borrowings, if any, would bear interest at negotiated rates and would be subject to interest rate risk. Because DSW has no outstanding debt, DSW does not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on its financial position.
Warrants
VCHI Acquisition Co. Warrants
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008 (the “VCHI Warrants”). The VCHI Warrants expired in the quarter ended August 1, 2009.
An update to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets during the quarter ended May 2, 2009. In addition, the VCHI Warrants were marked to market and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of ASC 815-40. During fiscal 2009, the Company recorded an immaterial non-cash charge related to the change in fair value of the VCHI warrants.
Warrants
For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
As of January 30, 2010, the Company had 3,683,959 warrants outstanding. All previously outstanding unexercised warrants expired.
During fiscal 2009, the Company recorded a non-cash charge related to the change in the fair value of the warrants of $16.8 million. As of January 30, 2010, the aggregate fair value liability recorded relating to the warrants is $23.1 million. The $23.1 million value ascribed to the warrants was estimated as of January 30, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.8%; expected life of 2.4 years; expected volatility of 123.0% and an expected dividend yield of 0.0%. As the warrants may be exercised for either Common Shares of RVI or Common Shares of DSW owned by RVI, the settlement of such warrants will not result in a cash outlay by the Company. At January 30, 2010, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been $0.1 million.

Conversion Feature of PIES
During fiscal 2009, the Company recorded a non-cash charge related to the change in fair value of the conversion feature of the PIES of $49.7 million. As of January 30, 2010, the fair value asset recorded for the conversion feature was $28.0 million. The fair value was estimated using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.3%; expected life of 1.6 years; expected volatility of 70.9%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES. At January 30, 2010, if the estimated discount rate were to have increased by 1%, the fair value of the conversion feature of the PIES would have decreased by approximately $1.9 million.
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
Management assessed the effectiveness of the Company’s internal control system as of January 30, 2010. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 30, 2010.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering the Company’s internal control over financial reporting, as stated in its report which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2010, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the information required by this Item.
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
EQUITY COMPENSATION PLAN TABLE
The following table sets forth certain information as of January 30, 2010 about the Company’s existing equity compensation plans and arrangements. The information includes the number of Common Shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of Common Shares remaining available for future grants, excluding the Common Shares to be issued upon exercise of outstanding options, warrants and other rights.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,003,150	$7.56	4,678,743
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,003,150	$7.56	4,678,743

(1)	Equity compensation plans approved by shareholders include the 1991 Plan and the 2000 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION - CORPORATE GOVERNANCE PRINCIPLES” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
In accordance with General Instruction G(3), the information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the definitive Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Page in
Form 10-K
15(a)(1) Financial Statements
The documents listed below are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at January 30, 2010 and January 31, 2009	F-3
Consolidated Statements of Operations for the years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-5
Consolidated Statements of Shareholders’ Equity for the years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-7
Consolidated Statements of Cash Flows for the years ended January 30, 2010, January 31, 2009 and February 2, 2008	F-9
Notes to Consolidated Financial Statements	F-11

15(a)(2) Consolidated Financial Statement Schedules:

Schedule I:
Condensed Balanced Sheets (Parent Company Only) at January 30, 2010 and January 31, 2009	S-1
Condensed Statements of Operations (Parent Company Only) for the years ended January 30, 2010, January 31, 2009 and February 2, 2008	S-4
Condensed Statements of Cash Flows (Parent Company Only) for the years ended January 30, 2010, January 31, 2009 and February 2, 2008	S-5

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

15(a)(3) and (b) Exhibits:

Index to Exhibits	E-1
15(c) Additional Financial Statement Schedules:
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL VENTURES, INC.
April 14, 2010	By:	/s/ James A. McGrady
James A. McGrady, Chief Executive Officer,
President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Jay L. Schottenstein	Chairman of the Board of Directors	April 14, 2010

/s/ James A. McGrady James A. McGrady	Chief Executive Officer, President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 14, 2010

* Henry L. Aaron	Director	April 14, 2010

* Ari Deshe	Director	April 14, 2010

* Jon P. Diamond	Director	April 14, 2010

* Elizabeth M. Eveillard	Director	April 14, 2010

* Lawrence J. Ring	Director	April 14, 2010

* Harvey L. Sonnenberg	Director	April 14, 2010

* James L. Weisman	Director	April 14, 2010

*By:	/s/ James A. McGrady James A. McGrady (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the ‘Company’) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in Note 1 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective February 1, 2009. Additionally, as discussed in Note 14 to the consolidated financial statements, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes on February 4, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated April 14, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), and new accounting guidance on accounting for noncontrolling interests in consolidated financial statements, which became effective February 1, 2009, and the adoption of the new accounting guidance on accounting for uncertainty in income taxes, on February 4, 2007.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 14, 2010

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 30, 2010 and January 31, 2009
(in thousands, except share amounts)

	January 30,	January 31,
	2010	2009
ASSETS
Cash and equivalents	$141,773	$94,308
Restricted cash		261
Short-term investments, net	164,265	101,404
Accounts receivable, net	6,509	7,142
Accounts receivable from related parties	154	332
Inventories	262,284	244,008
Prepaid expenses and other current assets	22,478	27,249
Deferred income taxes	29,560	22,243
Current assets held for sale		66,678

Total current assets	627,023	563,625
Property and equipment, at cost:
Furniture, fixtures and equipment	235,728	233,616
Leasehold improvements	162,840	158,294

	398,568	391,910
Accumulated depreciation and amortization	(189,755)	(155,555)

Property and equipment, net	208,813	236,355

Goodwill	25,899	25,899
Conversion feature of long-term debt	28,029	77,761
Deferred income taxes	5,657	805
Other assets	8,044	10,524
Non current assets held for sale		38,793

Total assets	$903,465	$953,762

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
January 30, 2010 and January 31, 2009
(in thousands, except share amounts)

	January 30,	January 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$120,038	$93,088
Accounts payable to related parties	1,239	3,125
Accrued expenses:
Compensation	27,056	12,632
Taxes	29,682	14,857
Gift cards and merchandise credits	17,774	15,491
Guarantees from discontinued operations	2,800	2,909
Other	36,162	31,175
Warrant liability	23,068	6,292
Current maturities of long-term debt		250
Current liabilities held for sale		76,030

Total current liabilities	257,819	255,849

Long-term obligations, net of current maturities	129,757	127,576
Other non current liabilities	109,958	109,290
Deferred income taxes	2,641	29,806
Non current liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common Shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,964,530 and 48,691,280 outstanding, respectively	313,147	306,868
Accumulated deficit	(100,277)	(76,930)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(6,942)	(655)
Accumulated other comprehensive loss held for sale		(6,734)

Total Retail Ventures’ shareholders’ equity	205,869	222,614
Noncontrolling interests	197,421	172,572

Total shareholders’ equity	403,290	395,186

Total liabilities and shareholders’ equity	$903,465	$953,762

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands, except per share amounts)

	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	$1,602,605	$1,462,944	$1,405,615
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(890,465)	(841,593)	(821,847)
Selling, general and administrative expenses	(685,485)	(578,538)	(502,447)
Change in fair value of derivative instruments	(66,499)	85,235	248,193

Operating (loss) profit	(39,844)	128,048	329,514
Interest expense	(13,632)	(13,603)	(13,896)
Interest income	2,288	11,269	18,631

Interest (expense) income, net	(11,344)	(2,334)	4,735
Non-operating (expense) income, net	(2,367)	352

(Loss) income from continuing operations before income taxes	(53,555)	126,066	334,249
Income tax expense	(12,055)	(16,886)	(72,403)

(Loss) income from continuing operations	(65,610)	109,180	261,846
Income (loss) from discontinued operations, net of tax — Value City	9,513	13,223	(150,662)
Income (loss) from discontinued operations, net of tax — Filene’s Basement	50,367	(61,602)	(39,863)

Total income (loss) from discontinued operations, net of tax	59,880	(48,379)	(190,525)

Net (loss) income	(5,730)	60,801	71,321
Less: net income attributable to the noncontrolling interests	(20,361)	(9,960)	(19,879)

Net (loss) income attributable to Retail Ventures, Inc.	$(26,091)	$50,841	$51,442

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands, except per share amounts)

	January 30,	January 31,	February 2,
	2010	2009	2008
Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.04	$5.02
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.00	$4.26
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.99)	$(3.96)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.98)	$(3.35)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.04	$1.07
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.03	$0.91

Shares used in per share calculations:
Basic shares	48,878	48,669	48,165
Diluted shares	48,878	49,526	56,794

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(85,971)	$99,220	$241,967
Discontinued operations, net of tax	59,880	(48,379)	(190,525)

Net (loss) income	$(26,091)	$50,841	$51,442

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained				Total
			Common	Earnings				Accumulated
		Common	Shares and	(Accum-				Other	Non-
	Common	Shares in	Paid in	ulated			Treasury	Comprehen-	controlling
	Shares	Treasury	Capital	Deficit)	Warrants		Shares	sive Loss	Interests	Total
Balance, February 3, 2007	47,271	8	$276,690	$(184,461)	$		$(59)	$(550)	$138,428	$230,048
Income from continuing operations				241,967					19,879	261,846
Loss from discontinued operations				(190,525)						(190,525)
Change in minimum pension liability, net of income tax expense of $1,004								(1,269)		(1,269)

Total comprehensive income										70,052

Capital transactions of subsidiary				3,083					2,042	5,125
Cumulative effect of FIN 48 adoption for discontinued operations				(641)						(641)
Reclassification of stock appreciation rights			1,934							1,934
Stock based compensation expense, before related tax effects			947							947
Exercise of stock options	19		71							71
Exercise of warrants	1,333		25,612							25,612
Issuance of warrants						124				124

Balance, February 2, 2008	48,623	8	$305,254	$(130,577)		$124	$(59)	$(1,819)	$160,349	$333,272

Income from continuing operations				99,220					9,960	109,180
Loss from discontinued operations				(48,379)						(48,379)
Change in minimum pension liability, net of income tax expense of $1,517								(2,245)		(2,245)
Valuation allowance on pension deferred tax asset								(2,670)		(2,670)
Unrealized loss on available-for-sale securities								(655)	(243)	(898)

Total comprehensive income										54,988

Capital transactions of subsidiary				2,806					2,506	5,312
Stock based compensation expense, before related tax effects			1,407							1,407
Exercise of stock options	68		207							207

Balance, January 31, 2009	48,691	8	$306,868	$(76,930)		$124	$(59)	$(7,389)	$172,572	$395,186

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained				Total
			Common	Earnings				Accumulated
		Common	Shares and	(Accum-				Other	Non-
	Common	Shares in	Paid in	ulated			Treasury	Comprehen-	controlling
	Shares	Treasury	Capital	Deficit)	Warrants		Shares	sive Loss	Interests	Total
Balance, January 31, 2009	48,691	8	$306,868	$(76,930)		$124	$(59)	$(7,389)	$172,572	$395,186

Loss (income) from continuing operations				(85,971)					20,361	(65,610)
Income from discontinued operations				59,880						59,880
Change in minimum pension liability, net of income tax expense of $117								(323)		(323)
Unrealized loss on available-for-sale securities								(99)	(37)	(136)

Total comprehensive loss										(6,189)

Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment								754	281	1,035
Non-cash capital contribution to subsidiary			4,670							4,670
Capital transactions of subsidiary				2,744					4,244	6,988
Stock based compensation expense, before related tax effects			997							997
Exercise of stock options	273		612							612
Cumulative effect of adoption of new accounting pronouncement						(124)		115		(9)

Balance, January 30, 2010	48,964	8	$313,147	$(100,277)	$		$(59)	$(6,942)	$197,421	$403,290

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,730)	$60,801	$71,321
Less: (Income) loss from discontinued operations, net of tax	(59,880)	48,379	190,525

(Loss) income before discontinued operations	(65,610)	109,180	261,846
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	3,530	3,369	3,339
Stock based compensation expense	997	1,407	947
Capital transactions of subsidiary	2,744	2,806	3,083
Depreciation and amortization	46,738	38,466	28,298
Change in fair value of derivative instruments (related party - $6,910, ($30,009) and ($151,917))	66,499	(85,235)	(248,193)
Gain on the repurchase of the Premium Income Exchangeable Securities		(1,486)
Deferred income taxes and other non current liabilities	(38,559)	(6,263)	46,379
Impairment charges on long-lived assets	856	3,339	2,081
Loss on disposal of assets	1,145	2,235	261
Impairment charges on receivables from Filene’s Basement	57,884
Other-than-temporary impairment charges on investments	2,895	1,134
Other	8,522	2,263	(185)
Change in working capital, assets and liabilities:
Accounts receivable	1,532	6,314	(5,624)
Inventories	(18,276)	18,029	(24,300)
Prepaid expenses and other assets	4,933	(53)	(3,606)
Accounts payable	23,037	(17,566)	16,419
Proceeds from lease incentives	7,106	16,106	14,002
Accrued expenses	28,407	1	(27,469)

Net cash provided by operating activities from continuing operations	134,380	94,046	67,278
Net cash provided by (used in) operating activities from discontinued operations	20,563	(13,984)	21,897
Cash flows from investing activities:
Cash paid for property and equipment	(23,080)	(79,651)	(98,335)
Purchases of available-for-sale investments	(200,002)	(205,558)	(209,855)
Purchases of held-to-maturity investments	(23,983)	(2,000)
Maturities and sales of available-for-sale investments	153,753	183,604	226,000
Maturities and sales of held-to-maturity investments	6,925	2,000
Transfer of cash from restricted cash	10,261
Transfer of cash to restricted cash	(10,000)
Purchase of equity investment — related party	(1,151)
Acquisition of tradename			(21)

Net cash used in investing activities from continuing operations	(87,277)	(101,605)	(82,211)
Net cash used in investing activities from discontinued operations	(158)	(4,014)	(17,731)

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash flows from financing activities:
Payment of current maturities on long-term obligations	(250)
Payments on notes to discontinued operations			(25,000)
Repurchase of Premium Income Exchangeable Securities		(5,600)
Proceeds from exercise of warrants			6,000
Proceeds from exercise of stock options	612	207	71

Net cash provided by (used in) financing activities from continuing operations	362	(5,393)	(18,929)
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	17,083	(17,574)
Net increase (decrease) in cash and equivalents from continuing operations	$47,465	$(12,952)	$(33,862)
Cash and equivalents from continuing operations, beginning of year	94,308	107,260	141,122

Cash and equivalents from continuing operations, end of year	$141,773	$94,308	$107,260
Net decrease in cash and equivalents from discontinued operations	$(4,776)	$(915)	$(13,408)
Cash and equivalents from discontinued operations, beginning of year	4,776	5,691	19,099
Cash and equivalents from discontinued operations, end of year	$	$4,776	$5,691
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ Common Shares are listed on the New York Stock Exchange under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”) as of January 30, 2010. DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the DSW segment. As of January 30, 2010, there were 305 DSW stores located throughout the United States. DSW also supplies shoes, under supply arrangements, for 356 locations for other non-related retailers in the United States.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 30, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.4% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $67.3 million on the transaction as of January 30, 2010. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of January 30, 2010, the Company is no longer providing services to Value City.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, of which $1.0 million has been paid through January 30, 2010, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $81.9 million on the transaction as of January 30, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of January 30, 2010, the Company is still providing transition services to Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.

Principles of Consolidation
The consolidated financial statements include the accounts of Retail Ventures, its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are also included in discontinued operations. See Note 2 to the Consolidated Financial Statements for a discussion of discontinued operations.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2009, 2008 and 2007 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of inventory valuation, depreciation, amortization, recoverability of long-lived assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Cash and Equivalents
Cash and equivalents represent cash, highly liquid investments with original maturities of three months or fewer at the date of purchase and credit card receivables, which generally settle within three days. Amounts due from banks for credit card transactions totaled $8.6 million and $7.6 million at January 30, 2010 and January 31, 2009, respectively. The carrying amounts of cash and equivalents approximate fair value.
The Company reviews cash and cash equivalent balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.
Investments
Investments are classified as available-for-sale or held-to-maturity securities based on the Company’s intent. All income generated from these investments is recorded as interest income.
The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2009 and 2008, the Company recognized other-than-temporary impairments of $2.9 million, excluding realized gains of $0.5 million, and $1.1 million in fiscal 2009 and 2008, respectively, as non-operating expense. The Company did not recognize any impairment on investments during fiscal 2007. Please see Note 5 for additional discussion of the Company’s investments.
Accounts Receivable
Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.
Concentration of Credit Risk
Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash and equivalents and short-term investments. The Company invests excess cash when available through financial institutions in overnight investments. At times, such amounts may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Concentration of Vendor Risk
During fiscal 2009, 2008 and 2007, merchandise supplied to the Company by three key vendors accounted for approximately 21%, 20% and 21% of net footwear sales.
Allowance for Doubtful Accounts
The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. The increase in the allowance was primarily related to allowances recorded related to receivables from liquidating Filene’s Basement. The following table summarizes the activity related to the Company’s allowance for doubtful accounts, excluding discontinued operations (in thousands):

	Beginning			Ending
Fiscal years ended:	Balance	Expenses	Deductions	Balance
January 30, 2010	$1,192	$5,652	$(1,501)	$5,343
January 31, 2009	399	2,166	(1,373)	1,192
February 2, 2008	115	286	(2)	399
In addition, during the quarter ended May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from liquidating Filene’s Basement. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivables were released in connection with a Settlement Agreement approved by the bankruptcy court. The following table summarizes the activity related to the Company’s allowance for notes receivable from liquidating Filene’s Basement (in thousands):

	Beginning			Ending
Fiscal year ended:	Balance	Expenses	Deductions	Balance
January 30, 2010	$	$52,559	$(52,559)	$
Inventories
Merchandise inventories are stated at the net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Accordingly, earnings are negatively impacted as the merchandise is marked down prior to sale.
Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value or markon, markups of initial prices established, markdowns, and estimates of losses between physical inventory counts or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.
The Company records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. The Company estimates are based on both its historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported the Company’s shrinkage estimates. If the Company’s estimate of shrinkage were to increase or decrease 0.5% as a percentage of net sales, it would result in approximately $3.3 million decrease or increase to operating profit.
Markdowns represent the excess of the carrying value over the amount we expect to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the life of the lease or 10 years
Asset Impairment and Long-Lived Assets
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in selling, general and administrative expense. The Company expensed $0.9 million, $3.3 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively, of identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW reportable segment.
Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. As of January 30, 2010 and January 31, 2009, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually.
Management evaluates the fair value of the reporting unit using market based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge. Failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price could result in goodwill impairment charges. Significant judgment is required to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company.
Tradenames and Other Intangible Assets
Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases. The gross balance of tradenames and other intangible assets was $12.8 million and $0.1 million, respectively, at both January 30, 2010 and January 31, 2009. Accumulated amortization for tradenames was $10.0 million and $9.1 million as of January 30, 2010 and January 31, 2009, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both January 30, 2010 and January 31, 2009. The average useful lives of tradenames and other intangibles, net are 15 years as of both January 30, 2010 and January 31, 2009.
Amortization expense for fiscal 2009 was $0.9 million. Amortization associated with the net carrying amount of intangible assets as of January 31, 2010 is $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.
Equity Investments
The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting. In fiscal 2009, the Company purchased an equity investment of $1.2 million, which was accounted for using the cost method and included in other assets. The Company did not have any equity investments in fiscal 2008.

Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. The self-insurance reserves, excluding discontinued operations, were $2.4 million and $2.5 million at the end of fiscal 2009 and 2008, respectively.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent, excluding discontinued operations, included in other non current liabilities was $34.4 million and $33.5 million, at January 30, 2010 and January 31, 2009, respectively.
Construction and Tenant Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non current liabilities and were $59.7 million and $63.7 million as of January 30, 2010 and January 31, 2009, respectively.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss was $6.9 million and $7.4 million at January 30, 2010 and January 31, 2009, respectively, and includes the minimum pension liability and in fiscal year 2009 the unrealized losses on available-for-sale securities. For fiscal 2009, total comprehensive loss was $6.2 million. For fiscal 2008, total comprehensive income was $55.2 million. DSW reclassified the unrealized loss on available-for-sale securities originating in fiscal 2008 to an other-than-temporary impairment and recognized the impairment charge in earnings in fiscal 2009.
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
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. In the fourth quarter of fiscal 2007, the Company determined that it accumulated enough historical data to recognize income from gift card breakage. The Company recognized $1.1 million, $0.8 million and $0.3 million as miscellaneous income from gift card breakage during fiscal 2009, 2008 and 2007, respectively.
Cost of Sales
Cost of sales includes the cost of merchandise, markdowns, and inventory shrinkage. Cost of merchandise includes related inbound freight to our distribution centers, duties, commissions and outbound freight from the distribution centers to our stores and outbound freight of e-commerce sales. The classification of these expenses vary across the retail industry, thus our gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include, and consist primarily of, store, warehousing, distribution and corporate payrolls and benefit costs, occupancy costs which include retail stores, warehousing and corporate rent costs, facility and leasehold improvement depreciation and utility costs, advertising, repair and maintenance, insurance, equipment depreciation, professional fees and other miscellaneous expenses.
New Store Costs
Costs associated with the opening of stores are expensed as incurred. New store costs expensed were $1.6 million, $6.2 million and $6.3 million for fiscal 2009, 2008 and 2007, respectively.
Marketing Expense
The production cost of advertising is expensed when the advertising first takes place. Marketing costs were $42.2 million, $30.3 million and $28.9 million in fiscal 2009, 2008 and 2007, respectively.
Customer Loyalty Program
The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of January 30, 2010 and January 31, 2009 was $9.0 million and $7.3 million, respectively.
Derivative Financial Instruments
In accordance with ASC 815 Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of January 30, 2010 or January 31, 2009. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
Noncontrolling Interests
The noncontrolling interests liability represents the portion of DSW’s total shareholders’ equity owned by unaffiliated investors in DSW. The noncontrolling interests percentage is computed by the ratio of shares held by unaffiliated interests to total shares outstanding. Noncontrolling interest in the statement of operations is calculated using the same ratio.
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
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company presents other comprehensive income (loss) in its consolidated statements of shareholders’ equity.

Legal Proceedings and Claims
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 13 for a discussion of legal matters outstanding as of January 30, 2010.
Income Taxes
Income taxes are accounted for using the asset and liability method as required by ASC 740, Income Taxes. The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, the tax expense, assets and liabilities could be different. During fiscal 2009, an increase in valuation reserve of $41.1 million for deferred tax assets was recorded. During fiscal 2008, a decrease in valuation reserve of $22.6 million for deferred tax assets was recorded.
Sale of subsidiary stock
Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 805 Business Combinations. ASC 805 establishes a framework for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. ASC 805 was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of ASC 805 during the first quarter of fiscal year 2009 did not impact the Company’s consolidated financial statements.
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
In January 2010, the FASB issued updates to existing guidance related to fair value measurements. Among these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after January 30, 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.
2. DISCONTINUED OPERATIONS
Value City
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser.
Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $67.3 million as of January 30, 2010, including a reduction in the loss of $9.5 million recognized in the year ended January 30, 2010. The fiscal 2009 reduction of the loss consisted primarily of revaluations of the liabilities for the guarantees recorded by Retail Ventures due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred.

The fiscal 2008 reduction of the loss of $13.2 million related to the Value City disposition also consisted primarily of revaluations of the liabilities for the guarantees recorded by Retail Ventures due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred partially offset by additional expenses relating to the transaction.
The fiscal 2007 loss from discontinued operations — Value City of $150.7 million is comprised of $60.7 million of after-tax net loss for the Value City operations through January 22, 2008 and $90.0 million for the loss on the sale of the Value City operations. The after-tax loss as of February 2, 2008 of $90.0 million was comprised of $26.6 million for the recording of guarantees, $35.1 million for the write off of a note receivable from Value City to RVI and related accrued interest, $13.8 million for the write off of receivables from Value City to RVI, $10.6 million for the write-off of RVI’s remaining investment in the discontinued operations, $3.8 million related to the transfer of assets and $0.1 million for the issuance of warrants to VCHI.
See Note 13 for additional discussion regarding the guarantees.
The following table presents the significant components of the loss from discontinued operations attributed to Value City (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales			$1,172,687

Loss before income taxes			$(60,653)
Income tax benefit
Income (loss) on disposal	$9,513	$13,223	(90,009)

Income (loss) from discontinued operations, net of tax — Value City	$9,513	$13,223	$(150,662)

Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and agreed to pay a fee of $1.3 million to Buxbaum, of which $1.0 million has been paid through January 30, 2010, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of January 30, 2010, RVI had recorded a liability of $0.4 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $81.9 million on the transaction as of January 30, 2010. The $81.9 million gain on the disposition of Filene’s Basement is comprised of the following (in thousands):

Total Investment in Filene’s Basement as of April 21, 2009	$(90,026)
Disposition Costs:
Selling costs to Dispose of Filene’s Basement	8,760
Outstanding Guarantees	400
Impairment of Fixed Assets not sold	1,819

Total Disposition Costs	10,979

Pre-tax gain on disposition of Filene’s Basement	(79,047)
Less tax effect	(2,860)

After tax gain on disposition of Filene’s Basement	$(81,907)

In accordance with SAB Topic 5, Accounting for Sales of Stock by a subsidiary, changes in the carrying value of assets with residual interest in the discontinued business should be classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable form Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of the Filene’s Basement filing for bankruptcy after the disposition transaction. Therefore, the Company has recorded a full reserve in the amount of $57.3 million for the notes receivable, related interest receivable and other accounts receivable from Filene’s Basement in selling, general and administrative expenses within continuing operations.

On August 16, 2006, Filene’s Basement entered into a Promissory Note with Retail Ventures for $27.6 million, due August 16, 2013. In addition, on January 3, 2008, Filene’s Basement entered into a Promissory Note with Retail Ventures for $25.0 million, due February 1, 2013. Each note between Filene’s Basement and Retail Ventures provided for interest to accrue at 13% per annum.
On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. As a result of the filing, RVI determined that the notes receivable from liquidating Filene’s Basement, the related accrued interest receivable and accounts receivable from liquidating Filene’s Basement were fully impaired and recorded bad debt expense of $57.3 million related to these assets. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivables were released in connection with a Settlement Agreement approved by the bankruptcy court. In addition, DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.6 million. Therefore, included in the consolidated results of operations of RVI for the twelve months ended January 30, 2010, is bad debt expense of $57.9 million related to the impairment of these items.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	$63,351	$422,099	$466,289

Loss before income taxes	$(31,195)	$(62,003)	$(25,658)
Income tax (expense) benefit	(345)	401	(14,205)
Gain on sale	81,907

Income (loss) from discontinued operations, net of tax — Filene’s Basement	$50,367	$(61,602)	$(39,863)

The following table presents the financial classification of assets and liabilities of Filene’s Basement reflected as held for sale in the Consolidated Balance Sheet as of January 31, 2009 (in thousands):

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
3. RELATED PARTY TRANSACTIONS
As of January 30, 2010, SSC and its affiliates, in the aggregate, owned approximately 52.0% of the outstanding RVI Common Shares and beneficially owned approximately 53.6% (assumes the issuance of 1,731,460 RVI Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC).
The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC, as described in Note 6. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. The Company shares certain personnel, administrative and service costs with SSC and its affiliates. The cost of providing these services are allocated among the Company, SSC and its affiliates without a premium. The allocated amounts are not significant. SSC does not charge the Company for general corporate management services. SSC provided certain real estate services to the Company for which the Company expensed $0.2 million in fiscal 2007. In fiscal 2007, SSC also assisted in the closing of the Filene’s Basement Downtown Crossing Boston store, resulting in expense to the Company of $0.7 million, which is included in the loss from discontinued operations.
In fiscal 2009, DSW made an equity investment of $1.2 million and the majority interest is held by an affiliate of SSC.
Purchases from affiliates were $0.2 million and $0.1 million in fiscal 2009 and 2008, respectively.

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
Value City. RVI retained a 19% ownership interest in a holding company for Value City following the disposition of the majority of its ownership interest. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. DSW negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. DSW received $0.3 million for fiscal 2009 related to services provided post bankruptcy filing. The Company submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed, however, there is no assurance that the Company can collect all or any of the amounts owed. All receivables related to this bankruptcy claim, have been fully reserved.
4. STOCK BASED COMPENSATION
On January 29, 2006, Retail Ventures adopted the fair value recognition provisions of ASC 718 Compensation — Stock Compensation relating to its stock-based compensation plans. Prior to January 29, 2006, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying Common Shares on the date of grant.
Under the modified prospective method of ASC 718, compensation expense was recognized for stock option awards granted subsequent to the adoption of ASC 718 on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method. Stock-based compensation expense was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Retail Ventures’ financial results for the prior periods have not been restated as a result of this adoption.
Consistent with the valuation method used for the disclosure only provisions of ASC 718, the Company is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in selling, general and administrative costs in the Consolidated Statements of Operations. RVI recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Compensation expense for stock option awards granted prior to the adoption of ASC 718 is recorded using an accelerated method.
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

During fiscal 2009, fiscal 2008 and fiscal 2007, included in income from continuing operations is stock based compensation expense of approximately $6.5 million, $5.9 million and $5.1 million, which includes approximately $5.5 million, $4.5 million and $4.2 million, respectively, of expenses recorded by DSW. In fiscal 2009, fiscal 2008 and fiscal 2007, the impact of ASC 718 on the Company’s basic and diluted earnings per share was $0.08, $0.05 and $0.04, respectively.
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
The weighted-average grant date fair value of options granted in fiscal 2009, 2008 and 2007 was $2.53 per share, $1.52 per share and $8.00 per share, respectively. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Risk-free interest rate	2.2%	2.2%	4.4%
Expected volatility of Retail Ventures Common Shares	85.3%	66.5%	56.1%
Expected option term	4.9 years	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes the Company’s stock options for fiscal 2009, 2008 and 2007 including the related Weighted Average Exercise Prices (“WAEP”), Weighted Average Remaining Contract Life (“WARCL”) and Weighted Average Grant Date Fair Value (“GDFV”), using the Black-Scholes option pricing model (shares and aggregate intrinsic value in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	1,247	$5.13	1,312	$5.97	1,335	$5.59
Granted	50	$3.73	250	$2.89	50	$15.09
Exercised	(259)	$2.04	(68)	$3.05	(19)	$3.67
Forfeited	(212)	$3.27	(247)	$7.95	(54)	$5.83

Outstanding end of year	826	$6.48	1,247	$5.13	1,312	$5.97

Options exercisable end of year	776	$6.66	1,045	$5.74	1,207	$5.76

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Fiscal Year Ended January 30, 2010	Shares	WAEP	GDFV	Contract Life	Value
Options outstanding	826	$6.48	$3.81	4 years	$2,397
Options vested or expected to vest	822	$6.49	$3.82	4 years	$2,380
Options exercisable	776	$6.66	$3.90	3 years	$2,170
Shares available for additional grants	4,679
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying Common Shares exceeds the option exercise price. Total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $0.2 million, $0.2 million and $0.3 million, respectively.
As of the end of fiscal 2009, the total compensation cost related to nonvested options not yet recognized was $0.1 million with a weighted average expense recognition period remaining of 0.7 years. The total fair value of options that vested during fiscal 2009, 2008 and 2007 was $0.1 million, $0.5 million and $0.6 million, respectively.
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
SARs generally vest ratably over five years although some of the more recent grants vest over a three year period with 50% vesting at the end of the third year. The exercise price is equal to the fair market value on the date of the grant. SARs compensation costs of $0.7 million, $1.1 million and negative $2.8 million were recorded in continuing operations during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The following table summarizes the Company’s SARs for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (shares in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	395	$12.18	725	$11.66	978	$9.49
Granted					140	$20.72
Exercised	(14)	$5.85			(205)	$6.21
Forfeited	(204)	$12.25	(330)	$11.04	(188)	$13.05

Outstanding end of year	177	$12.61	395	$12.18	725	$11.66

Options exercisable end of year	163	$12.05	251	$9.41	307	$7.97
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
Total compensation expense costs recognized from continuing operations related to the restricted stock units was less than $0.1 million in both fiscal 2009 and fiscal 2008 and negative $0.5 million in fiscal 2007. The amount of restricted stock units attributable to continuing operations accrued was less than $0.1 million at both January 30, 2010 and January 31, 2009. The Company paid less than $0.1 million, $0.1 million and $0.7 million to settle vested restricted stock units in fiscal 2009, fiscal 2008 and fiscal 2007 respectively from continuing operations.
The following table summarizes the Company’s outstanding restricted stock units for fiscal years 2009 and 2008 (units in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Outstanding beginning of year	12	57	170
Granted			47
Exercised/Vested	(6)	(35)	(160)
Forfeited		(10)

Outstanding end of year	6	12	57

Restricted Shares
The Company issued restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with the Company with such restrictions generally expiring over three years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of January 30, 2010, the Company had no restricted common shares outstanding. As of January 31, 2009, the Company had 50,000 restricted common shares outstanding, which were all attributed to the discontinued operations. All 50,000 restricted shares were forfeited during the quarter ended May 2, 2009.

DSW Stock Compensation Plan
The Company has a 2005 Equity Incentive Plan that provides for the issuance of equity awards to purchase up to 7.6 million Common Shares, including stock options, restricted stock units to management and director stock units, key employees of the Company and affiliates, consultants as defined and directors of the Company. Options generally vest 20% per year on a cumulative basis. Options granted under the 2005 Equity Incentive Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, the Company did not have a stock option plan or any equity units outstanding.
Stock Options
DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 Compensation – Stock Compensation and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method.
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
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Risk-free interest rate	1.9%	2.7%	4.5%
Expected volatility of DSW Common Shares	57.6%	48.5%	39.4%
Expected option term	4.9 years	5.0 years	5.0 years
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of each option granted in fiscal 2009, 2008 and 2007 was $5.10, $5.77 and $17.27 respectively. As of January 30, 2010, the total compensation cost related to nonvested options not yet recognized was approximately $9.8 million, with a weighted average expense recognition period remaining of 3.0 years. The following tables summarize the Company’s stock option plan and related per share Weighted Average Exercise Prices (“WAEP”) and weighted average grant date fair value using the Black-Scholes option pricing model (shares and intrinsic value in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,125	$22.04	1,520	$28.65	1,084	$22.14
Granted	946	$10.17	1,112	$12.87	527	$41.67
Exercised	(91)	$14.55	(1)	$12.92	(13)	$20.04
Forfeited	(476)	$20.21	(506)	$21.85	(78)	$27.46

Outstanding end of year	2,504	$18.20	2,125	$22.04	1,520	$28.65

Options exercisable end of year	773	$23.26	533	$24.77	379	$20.90

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
Fiscal Year Ended January 30, 2010	Shares	WAEP	GDFV	Contract Life	Value
Options outstanding	2,504	$18.20	$8.04	8 years	$21,711
Options vested or expected to vest	2,375	$18.32	$8.09	8 years	$20,371
Options exercisable	773	$23.26	$9.93	6 years	$3,616
Shares available for additional grants	4,481
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2009 and 2007 was $0.4 million and $0.2 million, respectively. This amount was immaterial in fiscal 2008. The total fair value of options that vested during fiscal 2009, 2008 and 2007 was $4.3 million, $3.6 million and $2.0 million, respectively.
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. The total aggregate intrinsic value of nonvested restricted stock units was $6.4 million, $2.3 million and $3.0 million for fiscal 2009, 2008 and 2007, respectively. As of January 30, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $2.2 million with a weighted average expense recognition period remaining of 1.6 years. The weighted average exercise price for all restricted stock units is zero.
The following table summarizes DSW’s restricted stock units and weighted average grant date fair value (“GDFV”) for the periods presented (shares in thousands):

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	226	$17.51	151	$23.92	135	$22.03
Granted	180	$10.39	158	$12.61	29	$28.69
Exercised	(75)	$19.77	(8)	$26.61	(10)	$24.85
Forfeited	(64)	$15.30	(75)	$19.08	(3)	$27.96

Outstanding end of year	267	$12.61	226	$17.51	151	$23.92

Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During fiscal 2009, 2008 and 2007, DSW granted 46,504, 45,265 and 10,398 director stock units, respectively, and expensed $0.6 million, $0.6 million and $0.3 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 30, 2010, 129,705 director stock units had been issued and no director stock units had been settled.

5. INVESTMENTS
DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale.
Short-term investments classified as available-for-sale as of January 30, 2010 and January 31, 2009 include tax exempt, tax advantaged and taxable bonds, variable rate demand notes, tax exempt commercial paper, certificates of deposit and auction rate securities. The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”), which provides FDIC insurance on deposits of up to $50.0 million. Certificates of deposit mature every 7 to 84 days. The other types of short-term investments generally have interest reset dates of every 7 to 28 days. Despite the long-term nature of the stated contractual maturities of certain short-term investments, the Company has the ability to liquidate these securities shortly after the interest rate reset dates. As a result, the Company has classified these securities as available-for-sale.
In fiscal 2009, DSW received preferred shares as distributions-in-kind on two of its auction rate securities. DSW sold these preferred shares during fiscal 2009 for realized gains of $0.5 million, excluding the other-than-temporary impairments previously recorded. For fiscal 2009, DSW recorded a full other-than-temporary impairment related to its auction rate security due to the unfavorable financial condition of the underlying issuer.
The following table discloses the major categories of the DSW’s investments as of January 30, 2010 and January 31, 2009 (in thousands):

	Short-term Investments, net		Long-term Investments, net
	Fiscal Year Ended		Fiscal Year Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$124,107	$65,829
Variable rate demand notes		16,580
Tax exempt commercial paper	8,100	2,000
Certificates of deposit	15,000	14,000
Auction rate securities		3,650	$2,500	$2,400
Other-than-temporary impairment included in earnings			(2,500)	(1,134)
Unrealized losses included in accumulated other comprehensive loss		(655)

Total available-for-sale investments	$147,207	$101,404		$1,266

Held-to-maturity:
Tax exempt term notes	17,058

Equity investment — related party			1,151

Total investments	$164,265	$101,404	$1,151	$1,266

6. LEASES
The Company leases stores, office space, a fulfillment center and a distribution center under various arrangements with related and unrelated parties. Such leases expire through 2025 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. As of January 30, 2010 and January 31, 2009, the Company had no capital leases in continuing operations.
The following table presents future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 30, 2010 (in thousands):

	Operating Leases
		Unrelated	Related
Fiscal Year	Total	Party	Party
2010	$132,916	$119,442	$13,474
2011	128,051	114,125	13,926
2012	119,161	104,853	14,308
2013	111,664	97,967	13,697
2014	104,872	91,206	13,666
Future Years	318,536	255,692	62,844

Total minimum lease payments	$915,200	$783,285	$131,915

The following table presents the composition of rental expense for the periods presented (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Continuing operations:
Minimum rentals:
Unrelated parties	$109,626	$103,382	$92,396
Related parties	10,887	11,178	10,561
Contingent rentals:
Unrelated parties	31,871	28,261	25,391

Total continuing operations	$152,384	$142,821	$128,348

Many of the Company’s leases contain fixed escalations of the minimum annual lease payments during the original term of the lease. For these leases, the Company recognizes rental expense on a straight-line basis and records the difference between the average rental amount charged to expense and the amount payable under the lease as deferred rent. At the end of fiscal 2009 and 2008, the balance of deferred rent, excluding discontinued operations, was $34.4 million and $33.5 million, respectively, and is included in other non current liabilities. Certain store and warehouse leases provided landlord incentives totaling $59.7 million and $63.7 million in fiscal 2009 and 2008, respectively. These incentives are recorded as other non current liabilities in the accompanying consolidated balance sheet and are amortized as a reduction of rent expense over the remaining minimum lease term.

7. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	January 30,	January 31,
	2010	2009
Continuing Operations:
Credit facilities:
Senior Loan Agreement — related parties		$250
Premium Income Exchangeable Securities (“PIES”)	$133,750	133,750
Discount on PIES	(3,993)	(6,174)

	129,757	127,826
Less: current maturities		(250)

Total long term obligations of continuing operations	$129,757	$127,576

Letters of credit outstanding under DSW revolving credit facility	$17,440	$17,709
Availability under DSW revolving credit facility	$132,560	$132,291
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
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the credit facility on a long-term basis. As of January 30, 2010 and January 31, 2009, DSW had no outstanding borrowings and had availability under the facility of $132.6 million and $132.3 million, respectively. DSW had outstanding letters of credit of $17.4 million and $17.7 million, respectively, as of January 30, 2010 and January 31, 2009. Net restricted assets as of January 30, 2010 and January 31, 2009 were $197.4 million and $172.7 million, respectively. Refer to Schedule I for condensed financial information of parent company.
In January 2010, DSW amended its credit facility to be able to repurchase Class B Common Shares from RVI. This amendment allows DSW to repurchase up to $10 million in both the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 provided that DSW is not in default and that its cash balance remains greater than $200 million. On January 15, 2010, DSW entered into a share purchase agreement with RVI pursuant to which RVI sold DSW 320,000 Class B Common Shares for an aggregate amount of $8.0 million.
Total interest expense related to DSW was $1.4 million, $0.8 million and $1.2 million for fiscal 2009, 2008 and 2007, respectively, and included fees, such as commitment and line of credit fees, of $0.5 million, $0.5 million and $0.4 million, respectively.

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
As of January 30, 2010, the discount on the PIES has a remaining amortization period of 1.6 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	January 30,	January 31,
	2010	2009
Contractual interest expense	$9,444	$9,550
Amortization of debt discount	2,181	2,020

Total interest expense	$11,625	$11,570

Effective interest rate	8.6%	8.6%
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which is included in non-operating income on the statements of operations.
During fiscal 2009, the Company recorded a non-cash charge of $49.7 million related to the change in fair value of the conversion feature of the PIES. During fiscal 2008 and 2007, the Company recorded a non-cash reduction of expense of $49.3 million and $93.6 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of January 30, 2010 and January 31, 2009, the fair value asset recorded for the conversion feature of the PIES was $28.0 million and $77.8 million, respectively. The fair value of the conversion feature of the PIES at January 30, 2010 and January 31, 2009 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	January 30,	January 31,
	2010	2009
Risk-free interest rate	1.3%	3.0%
Expected volatility of Common Shares	70.9%	58.0%
Expected option term	1.6 years	2.6 years
Expected dividend yield	0.0%	0.0%

Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities, excluding discontinued operations, during the fiscal years 2009, 2008 and 2007 was 6.6%.
The book value of notes payable and long-term debt approximates fair value at January 30, 2010. The carrying amount of the term loan and subordinated debt also approximates fair value.
At January 30, 2010, future annual long-term debt payments of the continuing operations are as follows (in thousands):

Fiscal Year	Amount
2010
2011	$133,750
2012
2013
2014
Future years

Total	$133,750

8. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Therefore, fair value is a market-based measurement based on assumptions of the market participants. As a basis for these assumptions, DSW classifies its fair value measurements under the following fair value hierarchy:
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

•	Level 3 inputs are unobservable inputs.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of January 30, 2010				Balance as of January 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$141,773	$141,773			$94,308	$94,308
Restricted Cash					261	261
Short-term investments, net	164,265		$164,265		101,404		$99,559	$1,845
Long-term investments, net	1,151			$1,151	1,266			1,266
Conversion feature of long-term debt	28,029		28,029		77,761		77,761

	$335,218	$141,773	$192,294	$1,151	$275,000	$94,569	$177,320	$3,111

Liabilities:
Warrant liability	$23,068		$23,068		$6,292		$6,292

	$23,068		$23,068		$6,292		$6,292

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle in less than three days. The Company’s investments in auction rate securities was recorded at fair value using an income approach valuation model that uses level 3 inputs such as the financial condition of the issuers of the underlying securities, expectations regarding the next successful auction, risks in the auction rate securities market and other various assumptions. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition and future prospects of the entity. The Company’s other types of investments are valued using a market based approach using level 2 inputs such as prices of similar assets in active markets.
The following table presents the activity related to level 3 fair value measurements for the periods presented (in thousands):

	January 30, 2010		January 31, 2009
	Short-term	Long-term	Short-term	Long-term
	investments,	investments,	investments,	investments,
	net	net	net	net
Carrying value at the beginning of the period	$1,845	$1,266	$70,005	$12,500
Maturities and sales			(68,855)	(7,600)
Purchase of equity investment		1,151
Transfer out of level 3		(1,266)	(1,150)
Transfers between short-term and long-term investments, net	(1,845)	1,845	2,500	(2,500)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment		655
Unrealized losses included in accumulated other comprehensive loss			(655)
Other-than-temporary impairment included in earnings		(2,500)		(1,134)

Carrying value at the end of the period	$	$1,151	$1,845	$1,266

The following table presents non-financial assets and liabilities measured at fair value on a nonrecurring basis as of January 30, 2010 (in thousands):

	Balance as of
	January 30,
	2010	Level 1	Level 2	Level 3
Assets:
Long-lived assets to be held and used	$1,004			$1,004

	$1,004			$1,004

Long-lived assets held and used with a carrying amount of $1.9 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $0.9 million, which was included in earnings for the fiscal year ended January 30, 2010.
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will generally be included in selling, general and administrative expense. The impairment charges were recorded within the DSW reportable segment.

The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		January 30,	January 31,
	Balance Sheet Location	2010	2009
Warrants	Warrant liability	$(23,068)	$(6,292)
Conversion feature of long-term debt	Conversion feature of long-term debt	28,029	77,761

Total		$4,961	$71,469

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008
Warrants	$(16,768)	$49,314	$93,618
Conversion feature of long-term debt	(49,731)	35,921	154,575

(Expense) income related to the change in fair value of derivative instruments	$(66,499)	$85,235	$248,193

9. EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) and a simple weighted average of Common Shares outstanding. Diluted earnings per share are calculated using the treasury stock method and reflect the potential dilution of Common Shares, related to outstanding stock options, stock appreciation rights and warrants. The numerator for the diluted earnings (loss) per share calculation is net income (loss). The denominator is the weighted average diluted shares outstanding and was as follows at January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Assumed exercise of dilutive weighted average shares outstanding	48,878	48,669	48,165
Assumed exercise of dilutive stock appreciation rights		6	227
Assumed exercise of dilutive stock options		144	527
Assumed exercise of dilutive warrants		707	7,875

Number of shares for computation of dilutive earnings per share	48,878	49,526	56,794

The amount of securities outstanding at January 30, 2010, January 31, 2009 and February 2, 2008 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the Common Shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
VCHI warrants		150	150
Stock options	187	974	334
SARs	124	445	499

Total of all potentially dilutive instruments	311	1,569	983

10. PENSION BENEFIT PLANS
The Company has one qualified defined benefit pension plan assumed at the time of the bankruptcy court’s approval of the Company’s settlement agreement with Filene’s Basement. The Company’s funding policy is to contribute annually the amount required to meet ERISA funding standards and to provide not only for benefits attributed to service to date but also for those anticipated to be earned in the future. The Company uses a January 31 measurement date for its plan.
The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan for the years as noted below (in thousands):

	January 30,	January 31,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$16,341	$16,307
Interest cost	974	935
Benefits paid	(752)	(715)
Actuarial loss (gain)	1,110	(186)

Projected benefit obligation at end of year	$17,673	$16,341

Accumulated benefit obligation at end of year	$17,673	$16,341

Change in plan assets:
Fair market value at beginning of year	$11,548	$14,563
Actual gain (loss) on plan assets	1,688	(2,661)
Employer contributions		500
Benefits paid	(752)	(715)
Other	(124)	(139)

Fair market value at end of year	$12,360	$11,548

The Company made no contributions to the pension plan during fiscal 2009 and $0.5 million during fiscal 2008. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

Fiscal Year	Amount
2010	$826
2011	823
2012	860
2013	881
2014	916
2015 – 2020	5,498
Amounts recognized in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 30,	January 31,
	2010	2009
Other non current liabilities	$(5,313)	$(4,793)
Accumulated other comprehensive loss	$(6,942)	$(7,389)

The components of net periodic benefit cost are comprised of the following for the years indicated (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Interest cost	$974	$935	$907
Expected return on plan assets	(755)	(1,125)	(1,212)
Amortization of transition asset	(38)	(38)	(38)
Amortization of net loss	570	442	244

Net periodic benefit cost	$751	$214	$(99)

Of the amounts in accumulated other comprehensive loss as of January 30, 2010, we expect the following to be recognized as net pension costs in fiscal 2010 (in thousands):

Remaining unrecognized benefit obligation existing at transition	$(35)
Unrecognized net loss	291

Total	$256

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and LB Intermediate Term Government for 10 years and since inception of the assets. Assumptions used in each year of the actuarial computations were:

	Fiscal Year Ended
	January 30,	January 31,
	2010	2009
Discount rate	5.8%	6.3%
Expected long-term rate of return	7.0%	7.0%
The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. The targeted allocation ranges of plan assets by category are as follows:

Equity securities	45-65%
Fixed securities	35-55%
The weighted average allocation of plan assets by category is as follows:

	Fiscal Year Ended
	January 30,	January 31,
	2010	2009
Equity securities	53.5%	52.4%
Fixed securities	46.0%	47.1%
Other	0.5%	0.5%

Total	100.0%	100.0%

As discussed in Note 8 of Notes to Consolidated Financial Statements, DSC classifies its fair value measurements under the following fair value hierarchy:
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

•	Level 3 inputs are unobservable inputs.
The following table presents the activity related to fair value measurements of pension plan assets for the periods presented:

	Fiscal Year Ended
	January 30, 2010			January 31, 2009
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash and equivalents	$64	$64		$62	$62
Fixed income	5,679		$5,679	5,438		$5,438
Large cap funds	5,339		5,339	4,980		4,980
Small and mid cap funds	1,278		1,278	1,068		1,068

Fair market value at end of year	$12,360	$64	$12,296	$11,548	$62	$11,486

11. OTHER BENEFIT PLANS
The Company participates in a 401(k) Plan (the “Plan”). Eligible employees may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, DSW matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan, excluding discontinued operations, of $1.8 million, $2.0 million and $2.3 million for fiscal years 2009, 2008 and 2007, respectively. The Company made no discretionary profit sharing contributions during the last three fiscal years.
12. WARRANTS
Warrants
The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of January 30, 2010, the Company had outstanding 3,683,959 and as of January 31, 2009, the Company had outstanding 12,017,292 warrants. On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance along with the related accrued interest on the Senior Non-Convertible Loan, as amended and restated on August 16, 2006, made by Schottenstein Stores Corporation in favor of Value City, which loan was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008. The warrants outstanding as of January 30, 2010 expire on June 11, 2012.
During fiscal 2007, Retail Ventures issued 1,333,333 of its Common Shares at an exercise price of $4.50 per share to Cerberus in connection with Cerberus’ exercise of its remaining Conversion Warrants. In connection with this exercise, Retail Ventures received $6.0 million and reclassified $19.6 million from the warrant liability to paid in capital during fiscal 2007.

For fiscal 2009, the Company recorded a non-cash charge of $16.8 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $6.9 million. For fiscal 2008 and fiscal 2007, the Company recorded a non-cash reduction of expense of $35.9 million and $154.6 million, respectively, for the change in fair value of warrants, of which the portion held by related parties was a non-cash reduction of expenses of $30.0 million and $151.9 million, respectively. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under ASC 815, Derivatives and Hedging, therefore, changes in the fair values are recognized in earnings in the period of change.
Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the warrants was $23.1 million and $6.3 million at January 30, 2010 and January 31, 2009 and, respectively. The values ascribed to warrants were estimated using the Black-Scholes Pricing Model with the following assumptions.

			Conversion
	Term Warrants		Warrants
	January 30,	January 31,	January 31,
	2010	2009	2009
Assumptions:
Risk-free interest rate	0.8%	1.3%	0.3%
Expected volatility of Common Shares	123.0%	95.9%	114.3%
Expected option term	2.4 years	3.4 years	0.4 years
Expected dividend yield	0.0%	0.0%	0.0%
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
An update to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, resulted in the redesignation and reclassification of the VCHI Warrants from Equity to Liabilities within the balance sheets during the quarter ended May 2, 2009. In addition, the VCHI Warrants were marked to market and continued to be marked to market through their expiration date. A charge of $0.1 million was recorded in other comprehensive income as of February 1, 2009, which represented the change in fair value of the VCHI Warrants from the date of issuance to the date of adoption of ASC 815-40. During fiscal 2009, the Company recorded an immaterial non-cash charge related to the change in fair value of the VCHI warrants.
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

Guarantees and Liabilities related to Discontinued Operations
RVI may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. The reduction in the liability through January 30, 2010 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or Retail Ventures Services, Inc. (“RVS”) may have the ability to reduce the estimated potential liability of $3.3 million. The amount of any reduction is not reasonably estimable.
Value City
As discussed above, RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008. Retail Ventures or its wholly-owned subsidiary, RVS, has guaranteed and in certain circumstances may be responsible for certain liabilities of Value City. If Value City does not pay creditors whose obligations RVI and RVS had guaranteed, RVI may become subject to various risks associated with such refusal to pay creditors or any insolvency or bankruptcy proceedings.
As of January 30, 2010, RVI had recorded an estimated potential liability of $2.9 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts of approximately $0.5 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 31, 2009, RVI had recorded an estimated liability of $12.9 million for the guarantees of Value City commitments described above as well as guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date.
Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of January 30, 2010, RVI had recorded a liability of $0.4 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
Contractual Obligations
As of January 30, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $0.7 million as of January 30, 2010. In addition, as of January 30, 2010, DSW has signed six lease agreements for new store locations opening in fiscal 2010 with total annual rent of approximately $1.9 million. In connection with the new lease agreements, DSW expects to receive a total of approximately $2.5 million of construction and tenant allowances, which reimburses DSW for expenditures at these locations.
14. INCOME TAXES
The income tax expense (benefit) for continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Current:
Federal	$41,924	$16,178	$30,259
State and local	6,935	(1,231)	6,528

Total current tax expense	48,859	14,947	36,787

Deferred:
Federal	(30,531)	3,779	33,133
State and local	(6,273)	(1,840)	2,483

Total deferred tax expense (benefit)	(36,804)	1,939	35,616

Income tax expense	$12,055	$16,886	$72,403

A reconciliation of the expected income taxes for continuing operations based upon the statutory rate is as follows (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Income tax (benefit) expense at federal statutory rate of 35%	$(18,744)	$43,978	$116,987
Warrant liability marked to market	5,872	(12,572)	(54,058)
Jobs credit	(175)	(198)	(232)
State and local taxes, net	(1,519)	273	7,461
Tax exempt interest	(495)	(550)	(1,476)
Valuation allowance	20,793	(16,034)	(780)
Uncertain tax positions	601	56
Provision to return adjustments	(1,490)	(2,359)	183
Change in subsidiary basis	4,844	3,644	4,013
Other	2,368	648	305

Income tax expense	$12,055	$16,886	$72,403

The components of the net deferred tax liability are (in thousands):

	Fiscal Year Ended
	January 30,	January 31,
	2010	2009
Deferred tax assets:
Basis differences in inventory	$5,314	$4,074
Construction and tenant allowances	4,178	2,335
Stock compensation	7,536	6,417
State net operating loss & credits	24,449	18,883
Federal net operating loss	111,498	81,467
Federal tax credit	14,886	14,886
Capital loss carryforward	16,017
Benefit from unrecognized tax position	8,273	794
Guarantees — Value City	1,110	5,131
Workers compensation	880	1,390
Accrued expenses	5,865	4,284
Accrued rent	13,358	13,157
PIES	525	(23,298)
Unredeemed gift cards	1,749	1,202
Bad debt reserve	1,774	164
Pension	2,061
Other	3,872	2,250

Total deferred tax assets	223,345	133,136
Less: Valuation allowance	(91,790)	(50,721)

	131,555	82,415

Deferred tax liabilities:
Basis in subsidiary	(84,981)	(80,137)
Basis differences in property and equipment	(9,138)	(4,007)
Prepaid expenses	(4,215)	(4,773)
Other	(645)	(256)

Total deferred tax liabilities	(98,979)	(89,173)

Total net	$32,576	$(6,758)

The net deferred tax liability recorded in the Company’s consolidated balance sheet is as follows (in thousands):

	Fiscal Year Ended
	January 30,	January 31,
	2010	2009
Current deferred tax asset	$29,560	$22,243
Non current deferred tax asset	5,657	805
Non current deferred tax liability	(2,641)	(29,806)

Net deferred tax asset (liability)	$32,576	$(6,758)

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has recorded an increase to the valuation allowance, which includes amounts related to assets held for sale at January 31, 2009, of $41.1 million for fiscal 2009. The Company recorded a decrease to the valuation allowance of $22.6 million for fiscal 2008. The ending balances of the valuation allowance at January 30, 2010 and January 31, 2009, were $102.4 million and $50.7 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The net operating loss deferred tax asset consists of a federal and state component. At January 30, 2010, the federal component is $111.5 million and the state component is $23.3 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2010 to 2030.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of January 30, 2010 and January 31, 2009, $1.9 million and $1.1 million, respectively, were accrued for the payment of interest and penalties for continuing operations.
Effective February 4, 2007, the Company adopted accounting for uncertain tax positions, which resulted in a charge of $0.1 million to beginning retained earnings. As of January 30, 2010, January 31, 2009 and February 2, 2008, unrecognized tax benefits of $0.8 million, $0.9 million and $3.0 million, respectively, of the total unrecognized tax benefits of $9.0 million, $1.3 million and $3.0 million, respectively, would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Beginning Balance	$1,277	$3,028	$2,004
(Decreases) — Tax Positions taken in the prior period	(208)	(1,760)	(1,123)
Increases — Tax positions taken in the current period	7,970	9	2,147

Ending Balance	$9,039	$1,277	$3,028

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any change is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
15. SEGMENT REPORTING
The Company is operated in two segments: DSW and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of Filene’s Basement operations are included in discontinued operation and Filene’s Basement is therefore no longer included as a reportable segment of the Company. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are also included in discontinued operations and Value City is therefore no longer included as a reportable segment of the Company.
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and noncontrolling interest. The goodwill balance of $25.9 million outstanding at January 30, 2010 and January 31, 2009, is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the DSW segment. Capital expenditures in brackets represent assets transferred to other segments.

The following table sets forth the approximate percentage of the consolidated sales from continuing operations attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2009	Fiscal 2008	Fiscal 2007
Women’s	66%	66%	65%
Men’s	15%	15%	16%
Athletic	13%	14%	14%
Accessories and Other	6%	5%	5%
The tables below present segment statement of operations information (in thousands):

				Total
			Intersegment	Continuing
As of and for the Year ended January 30, 2010	DSW	Corporate	Eliminations	Operations
Net sales	$1,602,605			$1,602,605
Operating profit (loss)	93,455	$(133,299)		(39,844)
Depreciation and amortization	46,260	478		46,738
Interest expense	1,414	12,218		13,632
Interest income	2,217	71		2,288
Income tax (expense) benefit	(37,150)	25,095		(12,055)
Capital expenditures	21,785			21,785
Total assets	850,756	52,709		903,465

				Total
			Intersegment	Continuing
As of and for the Year ended January 31, 2009	DSW	Corporate	Eliminations	Operations
Net sales	$1,462,944			$1,462,944
Operating profit	42,813	$85,235		128,048
Depreciation and amortization	36,336	2,130		38,466
Interest expense	794	12,809		13,603
Interest income	3,400	7,869		11,269
Income tax (expense) benefit	(17,383)	497		(16,886)
Capital expenditures	80,974	20	(2,336)	78,658
Total assets	719,615	128,676		848,291

				Total
			Intersegment	Continuing
As of and for the Year ended February 2, 2008	DSW	Corporate	Eliminations	Operations
Net sales	$1,405,615			$1,405,615
Operating profit	81,321	$248,193		329,514
Depreciation and amortization	25,055	3,243		28,298
Interest expense	1,178	12,718		13,896
Interest income	7,148	11,483		18,631
Income tax expense	(33,516)	(38,887)		(72,403)
Capital expenditures	102,451	(715)		101,736

16. QUARTERLY FINANCIAL DATA (UNAUDITED)
In the Company’s opinion, the unaudited quarterly information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of the Company’s net income (loss) for interim periods. Quarterly results are not necessarily indicative of a full year’s operations because of various factors. The Company’s unaudited quarterly financial information is as follows (in thousands except per share data):

	Thirteen weeks ended
	May 2,	August 1,	October 31,	January 30,
Year ended January 30, 2010	2009	2009	2009	2010
Net sales	$385,846	$369,490	$444,621	$402,648
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(217,600)	(210,267)	(238,549)	(224,049)
Selling, general and administrative expenses	(214,988)	(151,290)	(164,862)	(154,345)
Change in fair value of derivative instruments	(1,388)	(8,689)	(30,701)	(25,721)

Operating (loss) profit	(48,130)	(756)	10,509	(1,467)
Interest expense	(3,215)	(3,227)	(3,236)	(3,954)
Interest income	471	794	626	397

Interest expense, net	(2,744)	(2,433)	(2,610)	(3,557)
Non-operating (expense) income	(395)	528	(754)	(1,746)

(Loss) income from continuing operations before income taxes	(51,269)	(2,661)	7,145	(6,770)
Income tax (expense) benefit	(665)	(1,763)	(11,079)	1,452

Loss from continuing operations	(51,934)	(4,424)	(3,934)	(5,318)
(Loss) income from discontinued operations, net of tax — Value City	(43)	624	(498)	9,430
Income (loss) from discontinued operations, net of tax — Filene’s Basement	21,670	22,708	203	5,786

Total income (loss) from discontinued operations, net of tax	21,627	23,332	(295)	15,216

Net (loss) income	(30,307)	18,908	(4,229)	9,898

Less: net income attributable to the noncontrolling interests	(2,649)	(2,810)	(9,900)	(5,002)

Net (loss) income attributable to Retail Ventures, Inc.	$(32,956)	$16,098	$(14,129)	$4,896

	Thirteen weeks ended
	May 2,	August 1,	October 31,	January 30,
Year ended January 30, 2010	2009	2009	2009	2010
Basic and diluted (loss) earnings per share(1):
Basic loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$(0.15)	$(0.28)	$(0.21)
Diluted loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$(0.15)	$(0.28)	$(0.21)
Basic earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.48	$(0.01)	$0.31
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.48	$(0.01)	$0.31
Basic (loss) earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.33	$(0.29)	$0.10
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.33	$(0.29)	$0.10

(1)
(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

	Thirteen weeks ended
	May 3,	August 2,	November 1,	January 31,
Year ended January 31, 2009	2008	2008	2008	2009
Net sales	$366,264	$357,175	$391,355	$348,150
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(211,098)	(198,515)	(218,946)	(213,034)
Selling, general and administrative expenses	(139,160)	(140,981)	(151,492)	(146,905)
Change in fair value of derivative instruments	37,168	16,733	7,858	23,476

Operating profit	53,174	34,412	28,775	11,687
Interest expense	(3,541)	(3,649)	(3,241)	(3,172)
Interest income	2,898	2,676	2,894	2,801

Interest expense, net	(643)	(973)	(347)	(371)
Non-operating income (expense)			1,486	(1,134)

Income from continuing operations before income taxes	52,531	33,439	29,914	10,182
Income tax (expense) benefit	(6,622)	(7,617)	(10,410)	7,763

Income from continuing operations	45,909	25,822	19,504	17,945
(Loss) income from discontinued operations, net of tax — Value City	(3,621)	10,494	2,035	4,315
Loss from discontinued operations, net of tax — Filene’s Basement	(9,331)	(14,628)	(6,562)	(31,081)

Total loss from discontinued operations, net of tax	(12,952)	(4,134)	(4,527)	(26,766)

Net income (loss)	32,957	21,688	14,977	(8,821)

Less: net income attributable to the noncontrolling interests	(3,806)	(3,954)	(4,988)	2,788

Net income (loss) attributable to Retail Ventures, Inc.	$29,151	$17,734	$9,989	$(6,033)

	Thirteen weeks ended
	May 3,	August 2,	November 1,	January 31,
Year ended January 31, 2009	2008	2008	2008	2009
Basic and diluted earnings (loss) per share(1):
Basic earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.87	$0.45	$0.30	$0.43
Diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.82	$0.45	$0.30	$0.43
Basic loss per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.27)	$(0.08)	$(0.09)	$(0.55)
Diluted loss per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.25)	$(0.08)	$(0.09)	$(0.55)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.60	$0.36	$0.21	$(0.12)
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.56	$0.36	$0.20	$(0.12)

(1)
Earnings (loss) per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Cash paid during the period for:
Interest to non related parties	$9,523	$9,358	$9,523
Income taxes	$30,168	$12,804	$35,401
Noncash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$1,962	$3,282	$11,895
Capital contribution to subsidiary	$4,670
Additional paid in capital transferred from warrant liability for warrant exercises			$19,612
Reclassification of SARs from non current liability to equity			$1,934
Issuance of VCHI Warrants			$124

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS
January 30, 2010 and January 31, 2009
(in thousands)

	January 30,	January 31,
	2010	2009
ASSETS
Cash and equivalents	$16,753	$39,526
Restricted cash		261
Accounts receivable, net	1,102	1,542
Accounts receivable from related parties	1,049	1,582
Prepaid expenses	1,715	2,458
Other	431	367
Current assets held for sale		66,678

Total current assets	21,050	112,414
Property and equipment, net	2,388	2,989

Investment in subsidiary	327,460	293,012
Conversion feature of long-term debt	28,029	77,761
Other assets	2,259	3,445
Non current assets held for sale		38,793

Total assets	$381,186	$528,414

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS (Continued)
January 30, 2010 and January 31, 2009
(in thousands)

	January 30,	January 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$973	$177
Accounts payable to related parties	761	2,411
Accrued expenses:
Guarantees from discontinued operations (a)	2,800	2,909
Other	6,515	12,291
Warrant liability	23,068	6,292
Current maturities of long-term debt		250
Current liabilities held for sale		76,030

Total current liabilities	34,117	100,360

Long-term obligations, net of current maturities (b)	129,757	127,576
Other non current liabilities (c)	8,802	12,003
Deferred income taxes	2,641	29,806
Non current liabilities held for sale		36,055

Commitments and contingencies

Shareholders’ equity:
Common Shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 48,964,530 and 48,691,280 outstanding, respectively	313,147	306,868
Accumulated deficit	(100,277)	(77,585)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants		124
Accumulated other comprehensive loss	(6,942)
Accumulated other comprehensive loss held for sale		(6,734)

Total shareholders’ equity	205,869	222,614

Total liabilities and shareholders’ equity	$381,186	$528,414

(a)
RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008, and on April 21, 2009, RVI disposed of its Filene’s Basement operations. As of January 30, 2010, RVI had recorded a current liability of $2.4 million for guarantees related to Value City and $0.4 million for the guarantees of Filene’s Basement. As of January 31, 2009, RVI had recorded a current liability of $2.9 million for guarantees related to Value City. See (c) below and Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)	See Note 7 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Includes, as of January 31, 2009, an estimated maximum potential liability of $12.9 million, of which $2.9 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts owed under certain guarantees with various financing institutions for Value City inventory purchases made prior to the disposition date; amounts owed for guaranteed severance for certain Value City employees; amounts owed under lease obligations for certain equipment leases; amounts owed under certain employee benefit plans if the plans are not fully funded on a termination basis; amounts owed for certain workers compensation claims for events prior to the disposition date; amounts owed under certain income tax liabilities and the guarantee of other amounts totaling $2.4 million.

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Selling, general and administrative expenses	$(66,800)
Change in fair value of derivative instruments	(66,499)	$85,235	$248,193

Operating (loss) profit	(133,299)	85,235	248,193
Interest expense	(12,218)	(12,809)	(12,718)
Interest income	71	7,869	11,483

Interest (expense), net	(12,147)	(4,940)	(1,235)
Non-operating income, net		1,486

(Loss) income from continuing operations before income taxes	(145,446)	81,781	246,958
Income tax benefit (expense)	25,095	497	(38,887)
Equity in earnings of subsidiary, net of tax	34,380	16,942	33,896

(Loss) income from continuing operations	(85,971)	99,220	241,967
Income (loss) from discontinued operations, net of tax	59,880	(48,379)	(190,525)

Net (loss) income	$(26,091)	$50,841	$51,442

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(26,091)	$50,841	$51,442
Less: (Income) loss from discontinued operations, net of tax	(59,880)	48,379	190,525

(Loss) income before discontinued operations	(85,971)	99,220	241,967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and discount on debt	3,412	3,251	3,221
Stock based compensation expense	997	1,407	947
Capital transactions of subsidiary	2,744	2,806	3,083
Depreciation and amortization	478	2,130	3,243
Change in fair value of derivative instruments – related party ($6,910, ($30,009) and ($151,917))	66,499	(85,235)	(248,193)
Gain on the repurchase of the Premium Income Exchangeable Securities		(1,486)
Deferred income taxes and other non current liabilities	(23,217)	3,296	53,326
Loss on disposal of assets	121	559	31
Impairment charges on receivables from Filene’s Basement	57,884
Other	5,217	(655)	(3,121)
Equity in earnings of subsidiary, net of tax	(34,380)	(16,942)	(33,896)
Change in working capital, assets and liabilities:
Accounts receivable	1,693	(3,679)	435
Prepaid expenses and other assets	698	438	(1,179)
Accounts payable	(2,381)	(492)	(3,265)
Accrued expenses	(17,122)	(4,754)	(17,393)

Net cash (used in) provided by operating activities from continuing operations	(23,328)	(136)	(794)
Net cash provided by (used in) operating activities from discontinued operations	20,563	(13,984)	21,897
Cash flows from investing activities:
Transfer of property and equipment to subsidiary		2,540	605
Transfer of cash from restricted cash	10,261
Transfer of cash to restricted cash	(10,000)	(4)	(257)
Investment in subsidiary	(68)	(2,940)	(3,083)

Net cash provided by (used in) investing activities from continuing operations	193	(404)	(2,735)
Net cash used in investing activities from discontinued operations	(158)	(4,014)	(17,731)

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands)

	January 30,	January 31,	February 2,
	2010	2009	2008
Cash flows from financing activities:
Payment of current maturities on long-term obligations	(250)
Payments on notes to discontinued operations			(25,000)
Repurchase of Premium Income Exchangeable Securities		(5,600)
Proceeds from exercise of warrants			6,000
Proceeds from exercise of stock options	612	207	71

Net cash provided by (used in) financing activities from continuing operations	362	(5,393)	(18,929)
Net cash (used in) provided by financing activities from discontinued operations	(25,181)	17,083	(17,574)
Net decrease in cash and equivalents from continuing operations	$(22,773)	$(5,933)	$(22,458)
Cash and equivalents from continuing operations, beginning of year	39,526	45,459	67,917

Cash and equivalents from continuing operations, end of year	$16,753	$39,526	$45,459
Net decrease in cash and equivalents from discontinued operations	$(4,776)	$(915)	$(13,408)
Cash and equivalents from discontinued operations, beginning of year	4,776	5,691	19,099
Cash and equivalents from discontinued operations, end of year	$	$4,776	$5,691

INDEX TO EXHIBITS

Exhibit
No.	Description

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

10.7	#
Form of Indemnification Agreement entered into on December 22, 2005 between Retail Ventures, Inc. and each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 23, 2005.

10.18	#
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

10.34.2	*	Lease Amendment, dated February 1, 2010 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. re: Denton, TX DSW store.
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

10.36	#
Employment Agreement, dated June 21, 2000, between James A. McGrady and the Company. Incorporated by reference to Exhibit 10.46 (also listed as Exhibit 10.61) to Form 10-K (file no. 1-10767) filed May 4, 2001.

10.36.1	#
Amendment to June 22, 2000 employment agreement between the Company and James A. McGrady effective June 22, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed July 3, 2008.

Exhibit
No.		Description

10.37	#	Employment Agreement, dated as of April 29, 2004, between Julia A. Davis and the Company. Incorporated by reference to Exhibit 10.51 to Form 10-K (file no. 1-10767) filed April 29, 2004.
10.42	#
Employment Agreement, effective November 1, 2004, between Retail Ventures, Inc. and Heywood Wilansky. Incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 1-10767) filed November 24, 2004.

10.42.1	#
Amendment to November 1, 2004 employment agreement between the Company and Heywood Wilansky effective December 9, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed December 15, 2008.

10.43	#
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

10.58.2	*
Lease Amendment, dated February 1, 2010, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.59.1 to Retail Ventures’ Form 10-K/A (file no. 1-10767) filed May 12, 2005.

10.61	#
Sample Nonqualified Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.62 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.62	#
Sample Price Protected Stock Option Award Agreement issued by the Company pursuant to the 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 1-10767) filed April 14, 2005.

10.63	#	Sample Equity Compensation Approval Notice and Agreement issued by the Company to certain employees. Incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 1-10767) filed April 14, 2005.
10.65	#
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

10.71	#	Employment Agreement, effective as of January 29, 2006, by and between Jed L. Norden and the Company. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed February 2, 2006.
10.72
Agreement of Lease, dated April 7, 2006, by and between JLP — Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.74	#	Summary of Director Compensation. Incorporated by reference to Exhibit 10.74 to Form 10-K (file no. 1-10767) filed April 13, 2006.
10.75
Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders. Incorporated by reference to Exhibit 10.11 to DSW Inc.’s Form 10-K (file no. 001-32545) filed on April 13, 2006.

Exhibit
No.		Description

10.75.1	*
First Amendment, dated January 6, 2010, to the Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders.

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

10.85	#	Sample Restricted Stock Unit Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.85 to Form 10-K (file no. 1-10767) filed April 5, 2007.
10.86	#	Sample Stock Appreciation Right Award Agreement issued by the Company to certain employees. Incorporated herein by reference to Exhibit 10.86 to Form 10-K (file no. 1-10767) filed April 5, 2007.
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

Exhibit
No.		Description

10.89		Agreement to Acquire Leases and Lease Properties, dated October 3, 2007. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed October 4, 2007.
10.89.1
First Amendment to Agreement to Acquire Leases and Lease Properties, dated effective as of February 15, 2008. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed January 28, 2008.

10.90	#	2007 Retail Ventures, Inc. Cash Incentive Compensation Plan. Incorporated by reference to Exhibit 10.90 to Form 10-K (file no. 1-10767) filed April 25, 2008.
10.93
Last Out Participation Agreement entered into by and among National City Business Credit, Inc. and Retail Ventures, Inc. on February 11, 2009. Incorporated herein by reference to Exhibit 10.2 to Form 8-K (file no. 1-10767) filed February 13, 2009.

10.94	#	Second Amended and Restated Retail Ventures, Inc. 1991 Stock Option Plan. Incorporated by reference to Exhibit 10.94 to Form 10-K (file no. 1-10767) filed April 30, 2009.
10.95	#
Retail Ventures, Inc. Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Stock Incentive Plan”). Incorporated by reference to Exhibit 10.95 to Form 10-K (file no. 1-10767) filed April 30, 2009.

10.96	#	Second Amended and Restated Retail Ventures, Inc. Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 10.96 to Form 10-K (file no. 1-10767) filed April 30, 2009.
10.97
Second Amended and Restated Guaranty, dated as of January 23, 2008, by and among Retail Ventures, Inc., Retail Ventures Services, Inc., Retail Ventures Licensing, Inc. and Retail Ventures Imports, Inc., as guarantors, the revolving credit lenders party thereto and National City Business Credit, Inc., as administrative and collateral agent. Incorporated by reference to Exhibit 10.97 to Form 10-K (file no. 1-10767) filed April 30, 2009.

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

10.99
Sub-license Agreement between Retail Ventures Licensing, Inc. and Filene’s Basement, Inc., effective January 23, 2008. Incorporated by reference to Exhibit 10.99 to Form 10-K (file no. 1-10767) filed April 30, 2009.

10.100
Agreement of Lease, dated October 1, 2007, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 1-32545) filed March 6, 2008.

10.100.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.101
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 15, 2009.

10.102	#*	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with James A. McGrady.
10.103	#*	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with Julia A. Davis.
12	*	Ratio of Earnings to Fixed Charges.
21	*	List of Subsidiaries.
23	*	Consent of Independent Registered Public Accounting Firm.
24	*	Power of Attorney.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.
32.1	*	Section 1350 Certification — Principal Executive Officer.
32.2	*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.