Form 10-Q
period 2010-05-01
RETAIL VENTURES INC
filed 2010-06-07
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of May 31, 2010 was 49,039,530.

RETAIL VENTURES, INC.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	May 1,	January 30,
	2010	2010

ASSETS
Cash and equivalents	$158,698	$141,773
Short-term investments, net	152,358	164,265
Accounts receivable, net	6,952	6,509
Accounts receivable from related parties, net	212	154
Inventories	286,657	262,284
Prepaid expenses and other current assets	23,007	22,478
Deferred income taxes	30,903	29,560

Total current assets	658,787	627,023

Property and equipment, net	206,317	208,813
Goodwill	25,899	25,899
Conversion feature of long-term debt	4,311	28,029
Deferred income taxes	8,839	5,657
Other assets	16,210	8,044

Total assets	$920,363	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	May 1,	January 30,
	2010	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$131,596	$120,038
Accounts payable to related parties	982	1,239
Accrued expenses:
Compensation	12,175	27,056
Taxes	33,630	29,682
Gift cards and merchandise credits	16,128	17,774
Guarantees from discontinued operations	2,800	2,800
Other	46,253	36,162
Warrant liability	30,685	23,068

Total current liabilities	274,249	257,819

Long-term obligations	130,332	129,757
Other non current liabilities	105,538	112,599

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 49,039,530 and 48,964,530, respectively	313,289	313,147
Accumulated deficit	(105,664)	(100,277)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Warrants
Accumulated other comprehensive loss	(6,942)	(6,942)

Total Retail Ventures’ shareholders’ equity	200,624	205,869
Noncontrolling interests	209,620	197,421

Total shareholders’ equity	410,244	403,290

Total liabilities and shareholders’ equity	$920,363	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	May 1,	May 2,
	2010	2009

Net sales	$449,537	$385,846
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(241,542)	(217,600)
Selling, general and administrative expenses	(159,575)	(214,988)
Change in fair value of derivative instruments	(31,335)	(1,388)

Operating profit (loss)	17,085	(48,130)
Interest expense	(3,377)	(3,215)
Interest income	1,038	471

Interest expense, net	(2,339)	(2,744)
Non-operating expense, net		(395)

Income (loss) from continuing operations before income taxes	14,746	(51,269)
Income tax expense	(12,176)	(665)

Income (loss) from continuing operations	2,570	(51,934)
Loss from discontinued operations, net of tax — Value City		(43)
Income from discontinued operations, net of tax — Filene’s Basement	2,843	21,670

Total income from discontinued operations, net of tax	2,843	21,627

Net income (loss)	5,413	(30,307)
Less: net income attributable to the noncontrolling interests	(11,363)	(2,649)

Net loss attributable to Retail Ventures, Inc.	$(5,950)	$(32,956)

Basic and diluted (loss) earnings per share:
Basic loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.18)	$(1.12)
Diluted loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.18)	$(1.12)
Basic earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.06	$0.44
Diluted earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.06	$0.44
Basic loss per share attributable to Retail Ventures, Inc. common shareholders	$(0.12)	$(0.68)
Diluted loss per share attributable to Retail Ventures, Inc. common shareholders	$(0.12)	$(0.68)

Shares used in per share calculations:
Basic	49,015	48,692
Diluted	49,015	48,692

Amounts attributable to Retail Ventures, Inc. common shareholders:
Loss from continuing operations, net of tax	$(8,793)	$(54,583)
Discontinued operations, net of tax	2,843	21,627

Net loss	$(5,950)	$(32,956)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained				Total
		Common		Earnings				Accumulated	Non-
	Common	Shares in	Common	(Accumulated	Treasury			Other	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		Comprehensive Loss	Interests	Total
Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(54,583)					2,649	(51,934)
Net income from discontinued operations				21,627						21,627
Unrealized loss on available-for-sale securities								(249)		(249)

Total comprehensive loss										$(30,556)

Capital transactions of subsidiary				900					398	1,298
Stock based compensation expense, before related tax effects			868							868
Exercise of stock options	250		497							497
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, May 2, 2009	48,941	8	$308,233	$(108,986)	$(59)	$		$(7,523)	$175,619	$367,284

Balance, January 30, 2010	48,964	8	$313,147	$(100,277)	$(59)	$		$(6,942)	$197,421	$403,290
Net (loss) income from continuing operations				(8,793)					11,363	2,570
Net income from discontinued operations				2,843						2,843

Total comprehensive income										$5,413

Capital transactions of subsidiary				563					836	1,399
Stock based compensation expense, before related tax effects			44							44
Net issuance of restricted shares	70		103							103
Exercise of stock options	5		15							15
Tax expense related to stock option forfeitures			(20)							(20)

Balance, May 1, 2010	49,039	8	$313,289	$(105,664)	$(59)	$		$(6,942)	$209,620	$410,244

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	May 1,	May 2,
	2010	2009
Cash from operating activities:
Net income (loss)	$5,413	$(30,307)
Less: income from discontinued operations, net of tax	(2,843)	(21,627)

Income (loss) before discontinued operations	2,570	(51,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	883	865
Stock based compensation expense	44	868
Restricted shares granted	103
Capital transactions of subsidiary	563	900
Depreciation and amortization	11,865	11,274
Change in fair value of derivative instruments	31,335	1,388
Deferred income taxes and other non current liabilities	(12,436)	(7,896)
Loss on disposal of long-lived assets	40
Impairment charges on long-lived assets		435
Impairment charges on receivables from Filene’s Basement		57,864
Non-operating expense, net		395
Other	697	575
Change in working capital, assets and liabilities:
Accounts receivable	(501)	563
Inventories	(24,373)	(34,221)
Prepaid expenses and other assets	(464)	2,901
Accounts payable	9,940	22,608
Proceeds from lease incentives	900	3,072
Accrued expenses	(2,793)	(3,678)

Net cash provided by operating activities from continuing operations	18,373	5,979

Cash flows from investing activities:
Cash paid for property and equipment	(7,530)	(8,069)
Purchases of available-for-sale investments	(14,242)	(9,000)
Purchases of held-to-maturity investments	(21,864)
Maturities and sales of available-for-sale investments	35,412	29,624
Maturities and sales of held-to-maturity investments	3,650
Return of capital from equity investment — related party	199
Transfer of cash to restricted cash		(10,000)

Net cash (used in) provided by investing activities from continuing operations	(4,375)	2,555
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Three months ended
	May 1,	May 2,
	2010	2009
Cash flows from financing activities:
Proceeds from exercise of stock options	15	497

Net cash provided by financing activities from continuing operations	15	497

Cash and equivalents from discontinued operations:
Operating activities	2,912	20,563
Investing activities		(158)
Financing activities		(25,181)

Total cash and equivalents received (paid) from discontinued operations	2,912	(4,776)
Net increase in cash and equivalents	$14,013	$9,031
Cash and equivalents, beginning of period	141,773	99,084

Cash and equivalents, end of period	$158,698	$103,339
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ Common Shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”) as of May 1, 2010. DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment. As of May 1, 2010, there were 311 DSW stores located throughout the United States. DSW also supplies shoes, under supply arrangements, for 354 locations for other non-related retailers in the United States.
DSW. On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raised net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of May 1, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.3% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the NYSE under the ticker symbol “DSW”.
DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states as of May 1, 2010. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. As of May 1, 2010, DSW, pursuant to supply agreements, operated 265 leased shoe departments for Stein Mart, Inc., 67 for Gordmans, Inc., 21 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the three months ended May 1, 2010, DSW opened five new DSW stores and two new leased departments, ceased operations in three leased departments and recategorized one combination DSW/Filene’s Basement store as a DSW store.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the DSW segment, debt related expenses and income on investments.
2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2010 (the “2009 Annual Report”).
In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.
Allowance for Doubtful Accounts — The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of May 1, 2010 and January 30, 2010, the Company’s allowance for doubtful accounts was $2.4 million and $5.3 million, respectively. The decrease in the allowance was primarily related to the reversal of allowances recorded for receivables from liquidating Filene’s Basement due to an initial distribution from the debtor’s estates.

In addition, during the quarter ended May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from liquidating Filene’s Basement. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivables were released in connection with a Settlement Agreement approved by the bankruptcy court.

Inventories — Merchandise inventories are stated at net realizable value, determined using the first-in, first-out basis, or market, using the retail inventory method. The retail method is widely used in the retail industry due to its practicality. Under the retail inventory method, the valuation of inventories at cost and the resulting gross profits are calculated by applying a cost to retail ratio to the retail value of inventories. The cost of the inventory reflected on the balance sheet is decreased by charges to cost of sales at the time the retail value of the inventory is lowered through the use of markdowns, which are reductions in prices due to customers’ perception of value. Hence, earnings are negatively impacted as the merchandise is marked down prior to sale.
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
A reduction to inventories is charged to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported the Company’s shrinkage estimates.
Markdowns represent the excess of the carrying value over the amount the Company expects to realize from the ultimate disposition of the inventory. Factors considered in the determination of markdowns include customer preference and fashion trends. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.
Tradenames and Other Intangible Assets, Net — Tradenames and other intangible assets, net, are primarily comprised of values assigned to tradenames and leases. As of both May 1, 2010 and January 30, 2010, the gross balance of tradenames was $12.8 million and the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.2 million and $10.0 million as of May 1, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both May 1, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net, are 15 years as of both May 1, 2010 and January 30, 2010.
Amortization expense for the three months ended May 1, 2010 was $0.2 million, and $0.7 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of May 1, 2010 is $0.9 million for each fiscal year from fiscal 2010 through fiscal 2012 and $0.2 million in fiscal 2013.
Customer Loyalty Program — DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of May 1, 2010 and January 30, 2010 was $10.7 million and $9.0 million, respectively.
Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in non-current liabilities was $34.4 million as of both May 1, 2010 and January 30, 2010.
Construction and Tenant Allowances — DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in non-current liabilities and were $58.4 million and $59.7 million as of May 1, 2010 and January 30, 2010, respectively.
Noncontrolling Interests — During the three months ended May 1, 2010 and May 2, 2009, there was an immaterial impact to the net loss attributed to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants of 486 and 1,503 made during each of the respective quarters.

Sales and Revenue Recognition — Revenues from merchandise sales are recognized upon customer receipt of merchandise, are net of returns through period end and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, the Company estimates a time lag for shipments to record revenue when the customer receives the goods and also includes revenue from shipping and handling in net sales while the related costs are included in cost of sales.
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended May 1, 2010 and May 2, 2009.
Cost of Sales — Cost of sales includes the cost of merchandise, markdowns, and inventory shrinkage. Cost of merchandise includes related inbound freight to our distribution centers, duties, commissions and outbound freight from the distribution centers to our stores and outbound freight of e-commerce sales. The classification of these expenses vary across the retail industry, thus our gross margin rates may not be comparable to those of other retailers that include warehousing and outbound distribution and transportation costs in cost of sales.
Selling, General and Administrative Expenses — Selling, general and administrative expenses include, and consist primarily of, store, warehousing, distribution and corporate payrolls and benefit costs, occupancy costs which include retail stores, warehousing and corporate rent costs, facility and leasehold improvement depreciation and utility costs, advertising, repair and maintenance, insurance, equipment depreciation, professional fees and other miscellaneous expenses.
Non-operating Expense, Net — Non-operating expense, net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.
Income Taxes — Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Sale of Subsidiary Stock — Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
3.	ADOPTION OF ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 860 Transfers and Servicing related to accounting for transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose and removes the exception from applying ASC 810 to qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and will not impact the Company’s consolidated financial statements.
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
In January 2010, the FASB issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for the Company for the first quarter of fiscal 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to its consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the level 3 fair value disclosures.

4.	DISCONTINUED OPERATIONS
Value City
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. As part of the transaction, Retail Ventures issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $67.3 million as of May 1, 2010.
Filene’s Basement
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI did not realize any cash proceeds from this transaction and agreed to pay a fee of $1.3 million to Buxbaum, which has been paid through May 1, 2010, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of May 1, 2010, RVI had recorded a liability of $0.4 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $84.8 million on the transaction as of May 1, 2010. The $84.8 million gain on the disposition of Filene’s Basement is comprised of the following (in thousands):

Total Investment in Filene’s Basement as of April 21, 2009	$(90,026)
Disposition Costs:
Selling costs to dispose of Filene’s Basement	5,848
Outstanding guarantees	400
Impairment of fixed assets not sold	1,819

Total Disposition Costs	8,067

Pre-tax gain on disposition of Filene’s Basement	(81,959)
Less tax effect	(2,792)

After tax gain on disposition of Filene’s Basement	$(84,751)

In accordance with ASC 205-20, Discontinued Operations, changes in the carrying value of assets with residual interest in the discontinued business should be classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable form Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of the May 4, 2009, Filene’s Basement filing for bankruptcy after the disposition transaction. Therefore, the Company recorded bad debt expense in the amount of $57.3 million for the notes receivable, related interest receivable and other accounts receivable from Filene’s Basement in selling, general and administrative expenses within continuing operations. DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.6 million. Therefore, included in the consolidated results of operations of RVI for the three months ended May 2, 2009, is bad debt expense of $57.9 million related to the impairment of these items. On March 3, 2010, an initial distribution from the debtor’s estates of $5.8 million to Retail Ventures and $0.2 million to DSW was made.
On May 4, 2009, Filene’s Basement Inc. filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable (comprised of two 13% Promissory Notes) from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations (in thousands):

	Three months ended
	May 1,	May 2,
	2010	2009
Net sales		$63,351

Loss before income taxes	$	$(31,195)
Income tax expense		(345)
Gain on sale	2,843	53,210

Income from discontinued operations, net of tax — Filene’s Basement	$2,843	$21,670

The Company negotiated with Syms to provide transition services in exchange for payment. As of May 1, 2010, the Company is still providing transition services to Syms.
5.	STOCK BASED COMPENSATION
During the three months ended May 1, 2010 and May 2, 2009, included in income from continuing operations is stock based compensation expense of approximately $1.5 million and $2.2 million, respectively, which includes approximately $1.4 million and $1.3 million, respectively, of expenses recorded by DSW, before accounting for the noncontrolling interests.
Retail Ventures Stock Compensation Plans
Retail Ventures has a 2000 Stock Incentive Plan that provides for the issuance of options to purchase up to 13.0 million Common Shares or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the plan), and directors of Retail Ventures. Options generally vest 20% per year on a cumulative basis. Options granted under the 2000 Stock Plan remain exercisable for a period of ten years from the date of grant.
An option to purchase 2,500 Common Shares is automatically granted to each non-employee director on the first NYSE trading day in each calendar quarter. The exercise price for each option is the fair market value of the Common Shares on the date of grant. All options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option holders’ service as directors of Retail Ventures.
Retail Ventures has a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4.0 million Common Shares. Such options are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

The following tables summarize the activity of Retail Ventures stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) for the three months ended May 1, 2010 (in thousands):

	Stock
	Options	SARs	RSUs
Outstanding beginning of period	826	177	6
Granted	12
Exercised	(5)		(6)
Forfeited	(1)	(4)

Outstanding end of period	832	173
Exercisable end of period	782	165
Stock Options
Retail Ventures expensed less than $0.1 million and $0.2 million in continuing operations during the three months ended May 1, 2010 and May 2, 2009, respectively, related to options.
The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted during the three months ended May 1, 2010 and May 2, 2009.

	Three months	Three months
	ended	ended
	May 1, 2010	May 2, 2009
Assumptions:
Risk-free interest rate	2.4%	1.8%
Expected volatility of Retail Ventures common shares	87.8%	80.6%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of options granted in the three months ended May 1, 2010 and May 2, 2009 was $5.88 and $1.58, respectively, per share.
Stock Appreciation Rights
Retail Ventures expensed less than $0.1 million and $0.7 million in continuing operations during the three months ended May 1, 2010 and May 2, 2009, respectively, related to SARs.
Restricted Stock Units
Retail Ventures expensed less than $0.1 million in continuing operations during both the three months ended May 1, 2010 and May 2, 2009 related to restricted stock units. Retail Ventures paid $0.1 million to settle the vested restricted stock units during the quarter ended May 1, 2010. There were no restricted stock units accrued as of May 1, 2010. There were less than $0.1 million restricted stock units accrued at January 30, 2010.
Restricted Shares
Retail Ventures expensed $0.1 million in continuing operations during the three months ended May 1, 2010 related to restricted shares. There was no expense during the three months ended May 2, 2009 related to restricted shares. Retail Ventures issues restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the shares generally upon continued employment with Retail Ventures with such restrictions generally expiring over three years. The market value of the shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of May 1, 2010, Retail Ventures had 70,000 restricted common shares outstanding.

The total aggregate intrinsic value of nonvested restricted shares at May 1, 2010 was $0.8 million. As of May 1, 2010, the total compensation cost related to nonvested restricted shares not yet recognized was approximately $0.5 million with a weighted average expense recognition period remaining of 0.8 years. The weighted average exercise price for all restricted shares is zero.
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan (“the Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million common shares. The Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Options generally vest 20% per year on a cumulative basis. Options granted under the Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding.
The following tables summarize the activity of DSW’s stock options and RSUs for the three months ended May 1, 2010 (in thousands):

	Stock Options	RSUs
Outstanding beginning of period	2,504	267
Granted	522	59
Exercised	(18)	(32)
Forfeited	(18)

Outstanding end of period	2,990	294
Exercisable end of period	1,132
Stock Options
DSW expensed $1.1 million and $1.0 million, respectively, for the three months ended May 1, 2010 and May 2, 2009 related to stock options. The weighted-average grant date fair value of each option granted in the three months ended May 1, 2010 and May 2, 2009 was $13.40 and $5.06 per share, respectively. The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Three months ended
	May 1,	May 2,
	2010	2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common shares	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
DSW expensed $0.3 million for each of the three months ended May 1, 2010 and May 2, 2009 related to restricted stock units. The total aggregate intrinsic value of nonvested restricted stock units as of May 1, 2010 was $8.9 million. As of May 1, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.0 million with a weighted average expense recognition period remaining of 1.8 years. The weighted average exercise price for all restricted stock units is zero.
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During the three months ended May 1, 2010 and May 2, 2009, DSW granted 486 and 1,503 director stock units, respectively, and expensed less than $0.1 million in each respective three month period for these grants. As of May 1, 2010, 130,191 director stock units have been issued and no director stock units had been settled.

6.	INVESTMENTS
DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. Excluding certificates of deposit, the majority of DSW’s short-term available-for-sale investments generally have renewal dates of every 7 days, and certificates of deposit mature every 28 to 182 days. In addition to short-term investments, DSW has invested in certain longer term bonds to receive higher returns. These long-term investments mature in two years or fewer, are classified as held-to-maturity and are included within other assets on the condensed consolidated balance sheet. DSW also received a return of capital of $0.2 million related to its related party equity investment.
The following table discloses the major categories of the Company’s investments as of May 1, 2010 and January 30, 2010 (in thousands):

	Short-term investments, net		Long-term investments, net
	May 1,	January 30,	May 1,	January 30,
	2010	2010	2010	2010
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$111,878	$124,107
Tax exempt commercial paper	3,000	8,100
Certificates of deposit	11,000	15,000

Total available-for-sale investments	$125,878	$147,207

Held-to-maturity:
Term notes	$26,480	$17,058
Bonds			$8,951
Equity investment — related party			952	$1,151

Total investments	$152,358	$164,265	$9,903	$1,151

7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long term obligations consist of the following (in thousands):

	May 1,	January 30,
	2010	2010
Credit facilities:
Premium Income Exchangeable Securities (“PIES”)	$133,750	$133,750
Discount on PIES	(3,418)	(3,993)

Total long term obligations	$130,332	$129,757

Letters of credit outstanding under DSW revolving credit facility	$11,328	$17,440
Availability under DSW revolving credit facility	$138,681	$132,560

$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the credit facility on a long-term basis. As of May 1, 2010 and January 30, 2010, $138.7 million and $132.6 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. Net restricted assets as of May 1, 2010 and January 30, 2010 were $209.8 million and $197.4 million, respectively.
DSW is currently negotiating the terms of a new secured revolving credit facility as its current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as its current terms.
Derivative Instruments
In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of May 1, 2010 or January 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
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

As of May 1, 2010, the discount on the PIES has a remaining amortization period of 1.4 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	Three Months Ended
	May 1,	May 2,
	2010	2009
Contractual interest expense	$2,407	$2,354
Amortization of debt discount	575	528

Total interest expense	$2,982	$2,882

Effective interest rate	8.6%	8.6%
During the three months ended May 1, 2010 and May 2, 2009, the Company recorded a non-cash charge of $23.7 million and $1.3 million, respectively, related to the change in the fair value of the conversion feature of the PIES. As of May 1, 2010 and January 30, 2010, the fair value asset recorded for the conversion feature was $4.3 million and $28.0 million, respectively.
The fair value of the conversion feature of the PIES at May 1, 2010 and January 30, 2010 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	May 1,	January 30,
	2010	2010
Assumptions:
Risk-free interest rate	0.9%	1.3%
Expected volatility of common shares	52.5%	70.9%
Expected option term	1.4 years	1.6 years
Expected dividend yield	0.0%	0.0%
Warrants
The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of both May 1, 2010 and January 30, 2010, the Company had 3,683,959 outstanding warrants. On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance along with the related accrued interest on the Senior Non-Convertible Loan, as amended and restated on August 16, 2006, made by Schottenstein Stores Corporation in favor of Value City, which loan was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008. All previously outstanding unexercised warrants expired. The warrants outstanding as of May 1, 2010 expire on June 11, 2012.
During the three months ended May 1, 2010, the Company recorded a non-cash charge of $7.6 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.6 million. During the three months ended May 2, 2009, the Company recorded a non-cash charge of less than $0.1 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash reduction of expense of $0.5 million. The fair value of the warrants was $30.7 million and $23.1 million at May 1, 2010 and January 30, 2010, respectively. The fair value of the warrants held by related parties at May 1, 2010 and January 30, 2010 was $14.4 million and $10.8 million, respectively.

The fair value of the warrants at May 1, 2010 and January 30, 2010 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	Warrants
	May 1, 2010	January 30, 2010
Assumptions:
Risk-free interest rate	1.0%	0.8%
Expected volatility of common shares	119.4%	123.0%
Expected option term	2.1 years	2.4 years
Expected dividend yield	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		May 1,	January 30,
	Balance Sheet Location	2010	2010
Warrants	Warrant liability	$(30,685)	$(23,068)
Conversion feature of long-term debt	Conversion feature of long-term debt	4,311	28,029

Total		$(26,374)	$4,961

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three months ended
	May 1, 2010	May 2, 2009
Warrants	$(7,617)	$(44)
Conversion feature of long-term debt	(23,718)	(1,344)

Expense related to the change in fair value of derivative instruments	$(31,335)	$(1,388)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES
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

•
Level 2 inputs are other than level 1 inputs that are directly or indirectly observable. These can include unadjusted quoted prices for similar assets or liabilities in active markets, unadjusted quoted prices for identical assets or liabilities in inactive markets or other observable inputs.

•	Level 3 inputs are unobservable inputs.

Financial assets and liabilities measured at fair value on a recurring basis consisted of the following (in thousands):

	As of May 1, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$158,698	$158,698			$141,773	$141,773
Short-term investments, net	152,358		$152,358		164,265		$164,265
Long-term investments, net	9,903		8,951	$952	1,151			$1,151
Conversion feature of long-term debt	4,311		4,311		28,029		28,029

	$325,270	$158,698	$165,620	$952	$335,218	$141,773	$192,294	$1,151

Liabilities:
Warrant liability	$30,685		$30,685		$23,068		$23,068

	$30,685		$30,685		$23,068		$23,068

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle within three days. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition and future prospects of the entity. The Company’s available-for-sale and held-to maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets.
See Note 6 for fair value disclosures regarding investments and Note 7 for fair value disclosure regarding long-term obligations and warrant liabilities.
The following table presents the activity related to level 3 fair value measurements for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	For the three months ended
	May 1, 2010		May 2, 2009
	Short-term	Long-term	Short-term	Long-term
	investments,	investments,	investments,	investments,
	net	net	net	net
Carrying value at the beginning of the period		$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Return of capital from equity investment		(199)
Unrealized losses included in accumulated other comprehensive loss			(249)

Carrying value at the end of the period		$952	$1,596

There were no non-financial assets measured on a nonrecurring basis during the three months ended May 1, 2010. As of May 2, 2009, long-lived assets to be held and used with a carrying amount of $0.8 million were written down to their fair value of $0.4 million resulting in an impairment charge of $0.4 million which was included in earnings.

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
The Company was not required to make any contributions during the first quarter of fiscal 2010 to meet minimum funding requirements under the Filene’s Basement defined benefit pension plan (“the Pension Plan”). The following table shows the components of net periodic cost of the Pension Plan (in thousands):

	Three months ended
	May 1, 2010	May 2, 2009
Interest cost	248	244
Expected return on plan assets	(212)	(189)
Amortization of transition asset	(9)	(9)
Amortization of net loss	73	143

Net periodic cost	100	189

10.	(LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share are based on the net (loss) earnings and a simple weighted average of common shares outstanding. Diluted (loss) earnings per share reflects the potential dilution of common shares, related to outstanding stock options, SARs and Warrants, calculated using the treasury stock method. The numerator for the diluted (loss) earnings per share calculation is the net (loss) earnings. The denominator is the weighted average number of shares outstanding.
There were 49,014,616 and 48,691,971 weighted average shares outstanding at May 1, 2010 and May 2, 2009, respectively. There were 2,225,042 and 37,044 securities outstanding at May 1, 2010 and May 2, 2009, respectively, that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of dilutive (loss) earnings per share since the effect would be anti-dilutive due to the quarter-to-date net loss.
The amount of securities outstanding at May 1, 2010 and May 2, 2009 that were not included in the computation of dilutive (loss) earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Three months ended
	May 1, 2010	May 2, 2009
SARs	120	269
Stock options	176	826
VCHI Warrants		150
Term Loan Warrants		4,413
Conversion Warrants		8,333

Total of all potentially dilutive instruments	296	13,991

11.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated Other Comprehensive Loss” was $6.9 million at both May 1, 2010 and January 30, 2010 and related to the Pension Plan. For the three months ended May 1, 2010 the comprehensive income was $5.4 million. For the three months ended May 2, 2009 the comprehensive loss was $30.6 million.

12.	INCOME TAXES
Effective February 4, 2007, in accordance with ASC 740 Income Taxes, the Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of May 1, 2010 and January 30, 2010 was $93.5 million and $91.8 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of 82.6% for the three month period ended May 1, 2010 reflects the impact of the change in fair value of warrants, included in book income but not tax income and an increase in valuation allowance of $1.7 million on federal and state deferred tax assets.
The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2002. The Company is not currently under audit by the IRS. There are several state audits and appeals ongoing for fiscal years from 2006 through 2009. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of May 1, 2010 and January 30, 2010, $1.2 million and $1.9 million, respectively, was accrued for the payment of interest and penalties.
13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information is presented below (in thousands):

	Three months ended
	May 1, 2010	May 2, 2009
Cash paid during the period for:
Interest	$2,381	$2,529
Income taxes	$26,112	$4,217
Noncash activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$3,628	$3,622
14.	SEGMENT REPORTING
The Company is operated in two segments: DSW and Corporate. All of the operations are located in the United States. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of Filene’s Basement operations are included in discontinued operations and Filene’s Basement is therefore no longer included as a reportable segment of the Company. As a result of RVI’s disposition of an 81% ownership interest in its Value City business during fiscal 2007, the results of the Value City operations are also included in discontinued operations and Value City is therefore no longer included as a reportable segment of the Company.
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and noncontrolling interest. The goodwill balance of $25.9 million outstanding at May 1, 2010 and January 30, 2010, is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the DSW segment. Capital expenditures in brackets represent assets transferred to other segments.

The tables below present segment information for the three months ended May 1, 2010 and May 2, 2009 and as of May 1, 2010 and January 30, 2010 (in thousands):

	DSW	Corporate	Total
Three months ended May 1, 2010
Net Sales	$449,537		$449,537
Operating profit (loss)	49,145	$(32,060)	17,085
Depreciation and amortization	11,756	109	11,865
Interest expense	252	3,125	3,377
Interest income	1,037	1	1,038
(Expense) benefit for income taxes	(19,746)	7,570	(12,176)

Capital expenditures	9,189		9,189

As of May 1, 2010
Total assets	886,796	33,567	920,363

	DSW	Corporate	Total
Three months ended May 2, 2009
Net Sales	$385,846		$385,846
Operating profit (loss)	12,103	$(60,233)	(48,130)
Depreciation and amortization	11,129	145	11,274
Interest expense	183	3,032	3,215
Interest income	437	34	471
(Expense) benefit for income taxes	(4,817)	4,152	(665)

Capital expenditures	8,409		8,409

As of January 30, 2010
Total assets	850,756	52,709	903,465
15.	COMMITMENTS AND CONTINGENCIES
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
Guarantees and Liabilities related to Discontinued Operations
RVI may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or Retail Ventures Services, Inc. (“RVS”) may have the ability to reduce the estimated potential liability of $3.1 million. The amount of any reduction is not reasonably estimable.

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
As of May 1, 2010, RVI had recorded an estimated potential liability of $2.7 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts of approximately $0.3 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 30, 2010, RVI had recorded an estimated liability of $2.9 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments of $0.5 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million.
Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of both May 1, 2010 and January 30, 2010, RVI had recorded a current liability of $0.4 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
Contractual Obligations
As of May 1, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $1.0 million as of May 1, 2010. As of May 1, 2010, we do not have any signed leases for unopened stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”) and except as the context otherwise may require, “RVI”, “Retail Ventures” “Company”, “we”, “us”, and “our” refers to Retail Ventures, Inc. and its wholly-owned subsidiary DSW Inc. (“DSW”), a controlled subsidiary, and DSW’s wholly-owned subsidiaries, including but not limited to, DSW Shoe Warehouse, Inc. (“DSWSW”).
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis and RVI also does not have any credit facilities under which it can borrow funds. DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states as of May 1, 2010. In addition, DSW also operates 354 leased shoe departments for four other retailers and sells shoes and accessories through dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold to the public. As of May 1, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.3% of DSW’s outstanding Common Shares and approximately 93.0% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $67.3 million on the transaction as of May 1, 2010. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of May 1, 2010, the Company is no longer providing services to Value City.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid through May 1, 2010, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $84.8 million on the transaction as of May 1, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of May 1, 2010, the Company is still providing transition services to Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW.

The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $5.8 million to RVI and $0.2 million to DSW has been made. However, there can be no assurance as to timing or the amount of any additional distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of May 1, 2010.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in each of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2010 (the “2009 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our ability to manage and enhance liquidity;
•	DSW’s success in opening and operating new stores on a timely and profitable basis;
•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;
•	DSW maintaining good relationships with its vendors;
•	DSW’s ability to anticipate and respond to fashion trends;
•	fluctuation of DSW’s comparable store sales and quarterly financial performance;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;
•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;
•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;
•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;
•	the impact of Value City and Filene’s Basement on our liquidity;
•	disruption of DSW’s distribution operations;
•	our dependence on DSW for key services;
•	failure to retain our key executives or attract qualified new personnel;
•	DSW’s competitiveness with respect to style, price, brand availability and customer service;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	the success of dsw.com;
•	lease of an office facility;
•	risks related to our cash and investments; and
•	DSW’s ability to secure a replacement credit facility upon the expiration of its existing credit facility.
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

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 30, 2010 contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2010 (the “2009 Annual Report”). We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. There have been no significant changes to our critical accounting policies since the 2009 Annual Report.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended
	May 1,	May 2,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	(53.7)	(56.4)

Gross profit	46.3	43.6
Selling, general and administrative expenses	(35.5)	(55.7)
Change in fair value of derivative instruments	(7.0)	(0.4)

Operating profit (loss)	3.8	(12.5)
Interest expense	(0.7)	(0.8)
Interest income	0.2	0.1

Interest expense, net	(0.5)	(0.7)
Non-operating expense		(0.1)

Income (loss) from continuing operations before income taxes	3.3	(13.3)
Income tax expense	(2.7)	(0.2)

Income (loss) from continuing operations	0.6	(13.5)
Less: net income attributable to noncontrolling interests	(2.5)	(0.7)

Net loss attributable to Retail Ventures, Inc.	(1.9)%	(14.2)%

THREE MONTHS ENDED MAY 1, 2010 COMPARED TO THREE MONTHS ENDED MAY 2, 2009
Net Sales. Net sales for the first quarter of fiscal 2010 increased $63.7 million, or 16.5%, to $449.5 million compared to $385.8 million for the first quarter of fiscal 2009. Comparable store sales increased 16.2%. The following table summarizes the increase in our net sales:

Three months
ended
May 1, 2010
(in millions)
Net sales for the three months ended May 2, 2009	$385.8
Increase in comparable store sales	61.4
Net increase from 2009 and 2010 new stores and closed store sales	2.3

Net sales for the three months ended May 1, 2010	$449.5

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact the comparable sales change percentage for the first quarter of fiscal 2010. The increase in comparable store sales was primarily a result of an increase in traffic, as well as increases in conversion and average unit retail. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women’s footwear by 17.9%, men’s by 16.6%, athletic by 17.1% and accessories by 13.6%.
Gross Profit. Total gross profit increased $39.8 million from $168.2 million for the first quarter of fiscal 2009 to $208.0 million for the first quarter of fiscal 2010. Gross profit increased, as a percent of net sales, from 43.6% for the first quarter of fiscal 2009 to 46.3% for the first quarter of fiscal 2010. The increase as a percent of net sales is the result of inventory management.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $55.4 million from $215.0 million in the first quarter of fiscal 2009 to $159.6 million in the first quarter of fiscal 2010. SG&A expense decreased, as a percentage of net sales, from 55.7% for the first quarter of fiscal 2009 to 35.5% for the first quarter of fiscal 2010.
DSW segment SG&A expenses as a percentage of net sales was 35.3% and 40.5% for the first quarter of fiscal 2010 and the first quarter of fiscal 2009, respectively. Operating expenses leveraged as a result of both the sales increase compared to last year and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales, and were partially offset by an increase in bonus expense due to improved operating results. Store occupancy expense as a percentage of net sales decreased to 15.6% for the first quarter of fiscal 2010 from 18.9% for the comparable period last year as a result of increased average store sales and a reduction in non-rent related expenses. Warehousing expense decreased as percentage of net sales due to increased average store sales.
Corporate segment SG&A expense decreased $58.1 million for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The decrease in SG&A expense was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009.
Change in Fair Value of Derivative Instruments. During the first quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash charge of $7.6 million and less than $0.1 million related to the change in the fair value of warrants. During the first quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash charge of $23.7 million and $1.3 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the increases in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the first quarter of fiscal 2010 was $17.1 million compared to operating loss of $48.1 million for the first quarter of fiscal 2009, an increase of $65.2 million. Operating profit as a percentage of net sales was 3.8% and operating loss as a percentage of net sales was 12.5% for the first quarter of fiscal 2010 and fiscal 2009, respectively.

The increase in the Corporate segment operating profit for the first quarter of fiscal 2010 was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In fiscal 2009 the increase in bad debt expense was partially offset by the lower non-cash charge related to the change in fair value of derivative instruments.
Interest Expense. Interest expense for the first quarter of fiscal 2010 increased $0.2 million compared to the first quarter of fiscal 2009 primarily due to interest related to an uncertain tax position.
Interest Income. Interest income increased $0.6 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase was primarily a result of interest related to an uncertain tax position that was resolved during the first quarter of fiscal 2010.
Income Taxes. The effective tax rate for first quarter of fiscal 2010 was 82.6% compared to a 1.3% effective tax rate for the first quarter of fiscal 2009. The effective tax rate reflects the impact of the change in fair value of the warrants which are included for book income but not tax income and an increase in the valuation allowance of $1.7 million on federal and state deferred tax assets.
Income (Loss) from Continuing Operations. For the first quarter of fiscal 2010, income from continuing operations was $2.6 million compared to loss from continuing operations of $51.9 million during the first quarter of fiscal 2009 and represents 0.6% of net sales versus 13.5% of net sales, respectively. The change in the results from continuing operations for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. In fiscal 2009 the increase in bad debt expense was partially offset by the lower non-cash charge related to the change in fair value of derivative instruments.
Loss from Discontinued Operations — Value City. There were no adjustments to the loss from discontinued operations — Value City during the first quarter of fiscal 2010.
During the first quarter of fiscal 2009, the $3.5 million, net of tax, decrease in the loss from discontinued operations — Value City is primarily due to revaluation of guarantees due to the passage of time.
Income from Discontinued Operations — Filene’s Basement. During the first quarter of fiscal 2010, the $2.8 million, net of tax, increase in the gain from discontinued operations — Filene’s Basement is due to an initial distribution from the debtor’s estates.
During the first quarter of fiscal 2009, the gain from discontinued operations — Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $53.2 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense, of $36.8 million in the aggregate.
Noncontrolling Interests. For the first quarter of fiscal 2010 and fiscal 2009, net income attributable to Retail Ventures was impacted by $11.4 million and $2.6 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
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
To the extent cash on hand is not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not intend to pay dividends in fiscal 2010, and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
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
DSW’s primary ongoing cash flow requirements are for seasonal and new store inventory purchases, capital expenditures in connection with its store expansion, improving our information systems, the remodeling of existing stores and infrastructure growth. DSW’s working capital and inventory levels typically build seasonally. DSW believes that it has sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from its operations, together with its current levels of cash and equivalents and short-term investments as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
Although DSW’s plan of continued expansion could place increased demands on its financial, managerial, operational and administrative resources and result in increased demands on management, DSW does not believe that its anticipated growth plan will have an unfavorable impact on its operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable store sales in DSW existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net working capital was $384.5 million and $369.2 million at May 1, 2010 and January 30, 2010, respectively. The increase in net working capital is primarily due to the seasonal inventory increase, which was partially offset by a corresponding increase in accounts payable. At both May 1, 2010 and January 30, 2010, the current ratio was 2.4.
Net cash provided by operating activities was $18.4 million for the three months ended May 1, 2010 as compared to $6.0 million provided by operating activities for the three months ended May 2, 2009. The increase of $12.4 million in net cash provided by operating activities is primarily due to a $20.3 million increase in income, after adjusting for non-cash charges, partially offset by a $8.5 million decrease in the change in working capital assets and liabilities.
DSW paid $7.5 million during the quarter for capital expenditures which includes previous expenditures that were accrued at January 30, 2010. During the three months ended May 1, 2010 the Company incurred capital expenditures of $9.2 million. Of this amount, the Company incurred $4.8 million related to stores, $3.0 million related to information technology and infrastructure and $1.4 million related to supply chain projects and warehouses.
DSW expects to spend approximately $50 million for capital expenditures in fiscal 2010. DSW’s future investments will depend primarily on the number of stores it opens and remodels, infrastructure and information technology programs that it undertakes and the timing of these expenditures. DSW plans to open approximately ten stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.

DSW maintained a $150 million revolving credit facility under which DSW and its subsidiaries are named as co-borrowers (the “DSW Revolving Loan”). RVI has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2001, or PIES. Collectively, the DSW Revolving Loan and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
$150 Million Secured Revolving Credit Facility — The DSW Revolving Loan
DSW has a $150 million secured revolving credit facility with a term of five years that will expire on July 5, 2010. Under this facility, DSW and its subsidiaries are named as co-borrowers. The facility has borrowing base restrictions and provides for borrowings at variable interest rates based on LIBOR, the prime rate and the Federal Funds effective rate, plus a margin. DSW’s obligations under this facility are secured by a lien on substantially all of its and one of its subsidiary’s personal property and a pledge of its shares of DSW Shoe Warehouse, Inc. In addition, the secured revolving credit facility contains usual and customary restrictive covenants relating to the management and the operation of the business. These covenants, among other things, restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, open or close stores, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. In addition, if at any time DSW utilizes over 90% of its borrowing capacity under the facility, DSW must comply with a fixed charge coverage ratio test set forth in the facility documents. DSW intends to refinance the credit facility on a long-term basis. As of May 1, 2010 and January 30, 2010, $138.7 million and $132.6 million, respectively, were available under the $150 million secured revolving credit facility and no direct borrowings were outstanding. Net restricted assets as of May 1, 2010 and January 30, 2010 were $209.8 million and $197.4 million, respectively.
DSW is currently negotiating the terms of a new secured revolving credit facility as its current credit facility will expire in July 2010. Based upon the current credit markets, the terms of the new credit facility may not be as favorable as its current terms.
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
During the three months ended May 1, 2010 and May 2, 2009, the Company recorded a non-cash charge of $23.7 million and $1.3 million, respectively, related to the change in the fair value of the conversion feature of the PIES. As of May 1, 2010 and January 30, 2010, the fair value asset recorded for the conversion feature of the PIES was $4.3 million and $28.0 million, respectively.
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
During the three months ended May 1, 2010, the Company recorded a non-cash charge of $7.6 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.6 million. During the three months ended May 2, 2009, the Company recorded a non-cash charge of less than $0.1 million related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash reduction of expense of $0.5 million. The fair value of the warrants was $30.7 million and $23.1 million at May 1, 2010 and January 30, 2010, respectively.
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
As of May 1, 2010 and January 30, 2010, the amount of RVI’s guarantees of Value City commitments was $2.7 million and $2.9 million, respectively. The reduction in the liability through May 1, 2010 is due to payments to the guaranteed party. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
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

Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of May 1, 2010, RVI has recorded a liability of $0.4 million for the guarantees of Filene’s Basement commitments for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.
On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. (The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the terms of the settlement agreement, which is filed with the 2009 Annual Report as Exhibit 10.2 and incorporated herein by reference.)
Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $5.8 million to RVI and $0.2 million to DSW has been made. However, there can be no assurance as to timing or the amount of any additional distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims).
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
To the extent cash on hand is not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not intend to pay dividends in fiscal 2010, and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
The Company is reviewing strategic alternatives to maximize value for its shareholders as well as its available options, to the extent it may become necessary, to manage and enhance its liquidity position pending the realization of such strategic alternatives. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, for an aggregate amount of $8.0 million. Proceeds from the sale will be used for general corporate purposes and continuing expenses; however, this transaction will not eliminate RVI’s need to continue to review available additional options to manage and enhance its liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements
DSW had outstanding letters of credit that totaled approximately $11.3 million as of May 1, 2010 and $17.4 million as of January 30, 2010. If certain conditions are met under these arrangements, DSW would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
During the first quarter of fiscal year 2010, DSW has continued to enter into various construction commitments, including capital items to be purchased for projects that are under construction or for which a lease has been signed. DSW’s obligations under these commitments aggregated approximately $1.0 million at May 1, 2010. As of May 1, 2010, DSW does not have any signed leases for unopened stores.
We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of May 1, 2010 or January 30, 2010.
The Company had no “off-balance sheet” arrangements as of May 1, 2010 or January 30, 2010 as that term is defined by the SEC.
PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended May 1, 2010.

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
Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. DSW also has investments in various short-term and long-term investments. DSW has $11.0 million invested in certificates of deposit and participates in the Certificate of Deposit Account Registry Service® (“CDARS”), which provides FDIC insurance on deposits of up to $50.0 million. Our available-for-sale investments generally renew every 7 to 182 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher income investments.
Warrants
For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
As of May 1, 2010, the Company had 3,683,959 warrants outstanding. All previously outstanding unexercised warrants expired.
During the three months ended May 1, 2010, the Company recorded a non-cash charge related to the change in the fair value of the warrants of $7.6 million, of which the portion held by related parties was non-cash charge of $3.6 million. The $30.7 million value ascribed to the warrants was estimated as of May 1, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 1.0%; expected life of 2.1 years; expected volatility of 119.4%; and an expected dividend yield of 0.0%. The Term Loan Warrants (“warrants”) expire on June 11, 2012. As the warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three months ended May 1, 2010, the Company recorded a non-cash charge related to the change in fair value of the conversion feature of the PIES of $23.7 million. The $4.3 million value ascribed to the conversion feature of the PIES was estimated as of May 1, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.9%; expected life of 1.4 years; expected volatility of 52.5%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of May 1, 2010, that such disclosure controls and procedures were effective.
No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
We caution that certain information in this Form 10-Q, particularly information regarding future economic performance and finances, and plans, expectations and objectives of management, is forward-looking (as such term is defined in the Private Securities Litigation Reform Act of 1995) and is subject to change based on various important factors. The factors previously disclosed under the caption “Risk Factors” in our 2009 Annual Report, and other factors discussed from time to time in our filings with the SEC, could affect our actual results and cause such results to differ materially from those expressed in forward-looking statements.
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of our 2009 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Recent Sales of Unregistered Securities. Not applicable
(b)	Use of Proceeds. Not applicable
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Retail Ventures made no purchases of its common shares during the first quarter of the 2010 fiscal year.
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
Item 3. Defaults Upon Senior Securities. None
Item 4. (Removed and Reserved).
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC. (Registrant)
Date: June 7, 2010	By:	/s/ James A. McGrady
James A. McGrady, Chief Executive Officer,
President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer