Form 10-Q
period 2010-07-31
RETAIL VENTURES INC
filed 2010-09-09
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of August 27, 2010 was 49,031,979.

RETAIL VENTURES, INC.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	July 31,	January 30,
	2010	2010
ASSETS
Cash and equivalents	$86,252	$141,773
Short-term investments	198,964	164,265
Accounts receivable, net	11,829	6,509
Accounts receivable from related parties, net	35	154
Inventories	309,143	262,284
Prepaid expenses and other current assets	23,060	22,478
Deferred income taxes	33,206	29,560

Total current assets	662,489	627,023

Long-term investments, net	19,319	1,151
Property and equipment, net	203,746	208,813
Goodwill	25,899	25,899
Conversion feature of long-term debt	16,918	28,029
Deferred income taxes	7,880	5,657
Other assets	10,580	6,893

Total assets	$946,831	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	July 31,	January 30,
	2010	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$140,254	$120,038
Accounts payable to related parties	962	1,239
Accrued expenses:
Compensation	14,708	27,056
Taxes	21,925	29,682
Gift cards and merchandise credits	16,493	17,774
Guarantees from discontinued operations	2,800	2,800
Other	37,340	36,162
Warrant liability	26,119	23,068

Total current liabilities	260,601	257,819

Long-term obligations	130,919	129,757
Other noncurrent liabilities	105,038	112,599

Commitments and contingencies

Shareholders’ equity:

Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 49,039,530 and 48,964,530, respectively	313,557	313,147
Accumulated deficit	(76,979)	(100,277)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,942)	(6,942)

Total Retail Ventures’ shareholders’ equity	229,577	205,869
Noncontrolling interests	220,696	197,421

Total shareholders’ equity	450,273	403,290

Total liabilities and shareholders’ equity	$946,831	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$415,120	$369,490	$864,657	$755,336
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(227,599)	(210,267)	(469,141)	(427,867)
Selling, general and administrative expenses	(148,489)	(151,290)	(308,064)	(366,278)
Change in fair value of derivative instruments	17,173	(8,689)	(14,162)	(10,077)

Operating profit (loss)	56,205	(756)	73,290	(48,886)
Interest expense	(3,320)	(3,227)	(6,697)	(6,442)
Interest income	375	794	1,413	1,265

Interest expense, net	(2,945)	(2,433)	(5,284)	(5,177)
Non-operating income, net		528		133

Income (loss) from continuing operations before income taxes	53,260	(2,661)	68,006	(53,930)
Income tax expense	(17,630)	(1,763)	(29,806)	(2,428)

Income (loss) from continuing operations	35,630	(4,424)	38,200	(56,358)
(Loss) income from discontinued operations, net of tax — Value City	(35)	624	(35)	581
Income from discontinued operations, net of tax — Filene’s Basement	162	22,708	3,005	44,378

Total income from discontinued operations, net of tax	127	23,332	2,970	44,959

Net income (loss)	35,757	18,908	41,170	(11,399)
Less: net income attributable to the noncontrolling interests	(8,851)	(2,810)	(20,214)	(5,459)

Net income (loss) attributable to Retail Ventures, Inc.	$26,906	$16,098	$20,956	$(16,858)

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.55	$(0.15)	$0.37	$(1.27)
Diluted earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.43	$(0.15)	$0.36	$(1.27)
Basic earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.00	$0.48	$0.06	$0.92
Diluted earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.00	$0.48	$0.06	$0.92
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.55	$0.33	$0.43	$(0.35)
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.33	$0.43	$(0.35)

Shares used in per share calculations:
Basic	49,032	48,934	49,023	48,813
Diluted	51,172	48,934	49,302	48,813

Amounts attributable to Retail Ventures, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$26,779	$(7,234)	$17,986	$(61,817)
Discontinued operations, net of tax	127	23,332	2,970	44,959

Net income (loss)	$26,906	$16,098	$20,956	$(16,858)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
								Total
				Retained				Accum-
				Earnings				ulated
		Common		(Accum-				Other	Non-
	Common	Shares in	Common	ulated	Treasury			Comprehen-	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		sive Loss	Interests	Total
Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(61,817)					5,459	(56,358)
Net income from discontinued operations				44,959						44,959
Unrealized loss on available-for-sale securities								(74)		(74)

Total comprehensive loss										$(11,473)

Capital transactions of subsidiary				1,431					1,879	3,310
Stock based compensation expense, before related tax effects			909							909
Exercise of stock options	254		506							506
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, August 1, 2009	48,945	8	$308,283	$(92,357)	$(59)	$		$(7,348)	$179,910	$388,429

Balance, January 30, 2010	48,964	8	$313,147	$(100,277)	$(59)	$		$(6,942)	$197,421	$403,290
Net income from continuing operations				17,986					20,214	38,200
Net income from discontinued operations				2,970						2,970

Total comprehensive income										$41,170

Capital transactions of subsidiary				2,342					3,061	5,403
Stock based compensation expense, before related tax effects			136							136
Net issuance of restricted shares	70		259							259
Exercise of stock options	5		15							15

Balance, July 31, 2010	49,039	8	$313,557	$(76,979)	$(59)	$		$(6,942)	$220,696	$450,273

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Six months ended
	July 31,	August 1,
	2010	2009
Cash from operating activities:
Net income (loss)	$41,170	$(11,399)
Less: income from discontinued operations, net of tax	(2,970)	(44,959)

Income (loss) before discontinued operations	38,200	(56,358)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	1,778	1,742
Stock based compensation expense	136	909
Restricted shares granted	259
Capital transactions of subsidiary	2,342	1,431
Depreciation and amortization	23,386	22,981
Change in fair value of derivative instruments	14,162	10,077
Deferred income taxes and other non current liabilities	(13,896)	(15,606)
Loss on disposal of long-lived assets	220	271
Impairment charges on long-lived assets		1,645
Impairment charges on receivables from Filene’s Basement		57,864
Non-operating income, net		(133)
Other	3,741	1,879
Change in working capital, assets and liabilities:
Accounts receivable	(5,201)	1,681
Inventories	(46,859)	(20,287)
Prepaid expenses and other current assets	(4,441)	3,729
Accounts payable	19,062	7,163
Proceeds from construction and tenant allowances	524	4,867
Accrued expenses	(20,122)	(11,656)

Net cash provided by operating activities from continuing operations	13,291	12,199

Cash flows from investing activities:
Cash paid for property and equipment	(17,313)	(11,094)
Purchases of available-for-sale investments	(22,568)	(109,313)
Purchases of held-to-maturity investments	(107,625)	(5,175)
Maturities and sales of available-for-sale investments	57,427	77,530
Maturities and sales of held-to-maturity investments	19,021
Return of capital from equity investment — related party	199
Purchase of tradename	(200)
Transfer of cash from restricted cash		10,261
Transfer of cash to restricted cash		(10,000)

Net cash used in investing activities from continuing operations	(71,059)	(47,791)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Six months ended
	July 31,	August 1,
	2010	2009
Cash flows from financing activities:
Debt issuance costs	(680)
Proceeds from exercise of stock options	15	506
Payment of current maturities on long-term obligations		(250)

Net cash (used in) provided by financing activities from continuing operations	(665)	256

Cash and equivalents from discontinued operations:
Operating activities	2,912	20,563
Investing activities		(158)
Financing activities		(25,181)

Net increase (decrease) in cash and equivalents from discontinued operations	2,912	(4,776)
Net decrease in cash and equivalents from continuing operations	$(58,433)	$(35,336)
Cash and equivalents, beginning of period	141,773	99,084

Cash and equivalents, end of period	$86,252	$58,972
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ Common Shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”) as of July 31, 2010. DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment. As of July 31, 2010, there were 310 DSW stores located throughout the United States. DSW also supplies shoes, under supply arrangements, for 354 locations for other non-related retailers in the United States.
DSW. On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raised net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of July 31, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.2% of DSW’s outstanding Common Shares and approximately 92.9% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the NYSE under the ticker symbol “DSW”.
DSW is a leading U.S. branded footwear specialty retailer operating 310 shoe stores in 39 states as of July 31, 2010. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. As of July 31, 2010, DSW, pursuant to supply agreements, operated 264 leased shoe departments for Stein Mart, Inc., 68 for Gordmans, Inc., 21 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the six months ended July 31, 2010, DSW opened five new DSW stores and three new leased departments, ceased operations in one DSW store and four leased departments and recategorized one combination DSW/Filene’s Basement store as a DSW store.
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
Allowance for Doubtful Accounts — The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of July 31, 2010 and January 30, 2010, the Company’s allowance for doubtful accounts were $2.4 million and $5.3 million, respectively. The decrease in the allowance was primarily related to the reversal of allowances recorded for receivables from liquidating Filene’s Basement due to an initial distribution from the debtor’s estates.
In addition, during the quarter ended May 2, 2009, there was an allowance recorded for $52.6 million to fully reserve for the notes receivable from liquidating Filene’s Basement. Effective November 3, 2009, RVI’s claims against liquidating Filene’s Basement in respect of these notes receivable were released in connection with a Settlement Agreement approved by the bankruptcy court.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Tradenames and Other Intangible Assets, Net — Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases. As of July 31, 2010 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During the three months ended July 31, 2010, DSW purchased a merchandise trade name for the amount of $0.2 million, amortizable over five years. As of both July 31, 2010 and January 30, 2010, the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.4 million and $10.0 million as of July 31, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both July 31, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net are 14 and 15 years as of July 31, 2010 and January 30, 2010, respectively.
Amortization expense for the six months ended July 31, 2010 was $0.4 million, and $0.5 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of July 31, 2010 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014.
Customer Loyalty Program — DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of July 31, 2010 and January 30, 2010 was $10.7 million and $9.0 million, respectively.
Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in noncurrent liabilities was $34.3 million and $34.4 million as of July 31, 2010 and January 30, 2010, respectively.
Construction and Tenant Allowances — DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in noncurrent liabilities and were $58.1 million and $59.7 million as of July 31, 2010 and January 30, 2010, respectively.
Noncontrolling Interests — During both the three and six months ended July 31, 2010 and August 1, 2009, there was an immaterial impact to the net income (loss) attributable to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants of 30,212 and 43,627 made during each respective three month period and 30,698 and 45,130 made during each respective six month period.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended July 31, 2010 and August 1, 2009. The Company recognized $0.4 million as other operating income from gift card breakage during both of the six months ended July 31, 2010 and August 1, 2009.
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
Non-operating Income, Net — Non-operating income, net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.
Income Taxes — Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Sale of Subsidiary Stock — Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
3.	ADOPTION OF ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 860 Transfers and Servicing related to accounting for transfers of financial assets. This guidance eliminates the concept of a qualifying special-purpose and removes the exception from applying ASC 810 to qualifying special-purpose entities. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and did not impact the Company’s consolidated financial statements.
In June 2009, the FASB issued an update to ASC 810 Consolidation. The guidance requires ongoing assessments using a primarily qualitative approach rather than the quantitative-based risks and rewards calculation in determining which entity has a controlling interest in a variable interest entity. In addition, an additional reconsideration assessment should be completed when an event causes a change in facts or circumstances. Lastly, the guidance requires additional disclosures about an entity’s involvement in variable interest entities. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years, and did not impact the Company’s consolidated financial statements.
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
Value City
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $67.3 million as of July 31, 2010.
Filene’s Basement
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI did not realize any cash proceeds from this transaction and agreed to pay a fee of $1.3 million to Buxbaum, which has been paid through July 31, 2010, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of July 31, 2010, RVI had recorded a liability of $0.4 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $84.9 million on the transaction as of July 31, 2010. The $84.9 million gain on the disposition of Filene’s Basement is comprised of the following (in thousands):

Total Investment in Filene’s Basement as of April 21, 2009	$(90,026)
Disposition Costs:
Selling costs to dispose of Filene’s Basement	5,848
Outstanding guarantees	400
Impairment of fixed assets not sold	1,666

Total Disposition Costs	7,914

Pre-tax gain on disposition of Filene’s Basement	(82,112)
Less tax effect	(2,801)

After tax gain on disposition of Filene’s Basement	$(84,913)

In accordance with ASC 205-20, Discontinued Operations, changes in the carrying value of assets with residual interest in the discontinued business should be classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable from Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of the May 4, 2009, Filene’s Basement filing for bankruptcy after the disposition transaction. Therefore, the Company recorded bad debt expense in the amount of $57.3 million for the notes receivable, related interest receivable and other accounts receivable from Filene’s Basement in selling, general and administrative expenses within continuing operations. DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.6 million. Therefore, included in the consolidated results of operations of RVI for the six months ended August 1, 2009 is bad debt expense of $57.9 million related to the impairment of these items. On March 3, 2010, an initial distribution from the debtor’s estates of $5.8 million to Retail Ventures and $0.2 million to DSW was made.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On May 4, 2009, Filene’s Basement Inc. filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable (comprised of two 13% Promissory Notes) from liquidating Filene’s Basement were released; RVI maintained the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan (“the Pension Plan”); and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that were the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations in each of the periods presented (in thousands):

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales				$63,351

Loss before income taxes				$(31,195)
Income tax expense				(345)
Gain on sale	$162	$22,708	$3,005	75,918

Income from discontinued operations, net of tax — Filene’s Basement	$162	$22,708	$3,005	$44,378

The Company negotiated with Syms to provide transition services in exchange for payment and substantially all transition services being provided concluded during the quarter ended July 31, 2010.
5.	STOCK BASED COMPENSATION
Retail Ventures Stock Compensation Plans
Retail Ventures has a 2000 Stock Incentive Plan (“the RVI Plan”) that provides for the issuance of stock options to purchase up to 13,000,000 common shares or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the RVI Plan), and directors of Retail Ventures. Stock options generally vest 20% per year on a cumulative basis. Stock options granted under the RVI Plan remain exercisable for a period of ten years from the date of grant.
A stock option to purchase 2,500 common shares is automatically granted to each non-employee RVI director on the first NYSE trading day in each calendar quarter. The exercise price for each stock option is the fair market value of the common shares on the date of grant. All stock options become exercisable one year after the grant date and remain exercisable for a period of ten years from the grant date, subject to continuation of the option holders’ service as directors of Retail Ventures.
Retail Ventures had a 1991 Stock Option Plan that provided for the grant of options to purchase up to 4,000,000 common shares. Such options are generally exercisable 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the activity of RVI’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) (in thousands):

	Stock Options	SARs	RSUs
Six months ended July 31, 2010
Outstanding beginning of period	826	177	6
Granted	25
Exercised	(5)		(6)
Forfeited	(12)	(4)

Outstanding end of period	834	173
Exercisable end of period	784	165
Stock Options
Retail Ventures expensed $0.1 million and $0.2 million in continuing operations for the six months ended July 31, 2010 and August 1, 2009, respectively, related to RVI stock options.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for RVI stock options granted in each of the periods presented:

	Six months ended
	July 31, 2010	August 1, 2009
Assumptions:
Risk-free interest rate	2.4%	1.9%
Expected volatility of Retail Ventures common shares	87.5%	83.3%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of RVI stock options granted in the six months ended July 31, 2010 and August 1, 2009 was $6.79 per share and $1.77 per share, respectively. The total aggregate intrinsic value of nonvested RVI stock options as of July 31, 2010 was $0.1 million. As of July 31, 2010, the total compensation cost related to nonvested RVI stock options not yet recognized was approximately less than $0.1 million with a weighted-average expense recognition period remaining of 0.3 years.
Stock Appreciation Rights
Retail Ventures expensed less than $0.1 million and $0.7 million in continuing operations for the six months ended July 31, 2010 and August 1, 2009, respectively, related to RVI SARs. As of July 31, 2010, the total compensation cost related to nonvested RVI SARS not yet recognized was approximately $0.1 million with a weighted-average expense recognition period remaining of 1.1 years.
Restricted Stock Units
Retail Ventures expensed less than $0.1 million and recorded a reduction of expense of less than $0.1 million in continuing operations for the six months ended July 31, 2010 and August 1, 2009, respectively, related to RVI restricted stock units. The restricted stock units are settled only in cash in an amount equal to the fair market value of an equivalent number of RVI’s common shares on the date of vesting. Retail Ventures paid $0.1 million to settle vested RVI restricted stock units during the six months ended July 31, 2010. There were no RVI restricted stock units accrued as of July 31, 2010 and there were less than $0.1 million RVI restricted stock units accrued at January 30, 2010.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Shares
Retail Ventures expensed $0.3 million in continuing operations for the six months ended July 31, 2010 related to RVI restricted shares. There was no expense related to RVI restricted shares during the six months ended August 1, 2009. Retail Ventures issues restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the RVI restricted shares generally upon continued employment with Retail Ventures with such restrictions generally expiring over one to three years. The market value of the RVI restricted shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of July 31, 2010, Retail Ventures had 70,000 restricted shares outstanding.
The total aggregate intrinsic value of nonvested RVI restricted shares at July 31, 2010 was $0.7 million. As of July 31, 2010, the total compensation cost related to nonvested RVI restricted shares not yet recognized was approximately $0.4 million with a weighted-average expense recognition period remaining of 0.6 years. The weighted-average exercise price for all RVI restricted shares is zero.
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan (“the DSW Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million DSW common shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Stock options generally vest 20% per year on a cumulative basis. Stock options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding.
The following tables summarize the activity of DSW’s stock options and restricted stock units (“RSUs”) (in thousands):

	Stock Options	RSUs
Six months ended July 31, 2010
Outstanding beginning of period	2,504	267
Granted	522	59
Exercised	(71)	(37)
Forfeited	(44)	(2)

Outstanding end of period	2,911	287
Exercisable end of period	1,169
Stock Options
Included in the consolidated statements of operations is expense of $2.4 million and $2.2 million for the six months ended July 31, 2010 and August 1, 2009, respectively, related to DSW stock options.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for DSW stock options granted in each of the periods presented:

	Six months ended
	July 31, 2010	August 1, 2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common shares	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of DSW stock options granted in the six months ended July 31, 2010 and August 1, 2009 was $13.40 per share and $5.07 per share, respectively. The total aggregate intrinsic value of nonvested DSW stock options as of July 31, 2010 was $16.2 million. As of July 31, 2010, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $10.4 million with a weighted average expense recognition period remaining of 3.0 years.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
Included in the consolidated statements of operations is expense of $0.4 million and $0.7 million for the six months ended July 31, 2010 and August 1, 2009, respectively, related to DSW restricted stock units. The total aggregate intrinsic value of nonvested DSW restricted stock units as of July 31, 2010 was $7.6 million. As of July 31, 2010, the total compensation cost related to nonvested DSW restricted stock units not yet recognized was approximately $2.7 million with a weighted-average expense recognition period remaining of 1.6 years. The weighted-average exercise price for all DSW restricted stock units is zero.
Director Stock Units
Included in the consolidated statements of operations is expense of $0.8 million and $0.6 million for the six months ended July 31, 2010 and August 1, 2009, respectively, related to DSW director stock units. DSW issues stock units to directors who are not employees of DSW or RVI. During the six months ended July 31, 2010 and August 1, 2009, DSW granted 30,698 and 45,130 director stock units, respectively. As of July 31, 2010, 160,403 DSW director stock units had been issued and no DSW director stock units had been settled.
6.	INVESTMENTS
DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. Excluding certificates of deposit, the majority of DSW’s short-term available-for-sale investments generally have renewal dates of every 7 days, and certificates of deposit mature every 61 days. In addition to short-term investments, DSW has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but generally shorter than two years and are classified as held-to-maturity. DSW also received a return of capital of $0.2 million related to its related party equity investment.
The following table discloses the major categories of DSW’s investments (in thousands) as of the periods presented:

	Short-term investments		Long-term investments, net
	July 31,	January 30,	July 31,	January 30,
	2010	2010	2010	2010
Available-for-sale:
Bonds	$105,190	$124,107
Commercial paper	6,000	8,100
Certificates of deposit	1,000	15,000

Total available-for-sale investments	$112,190	$147,207

Held-to-maturity:
Term notes	$86,774	$17,058
Bonds			$18,367
Equity investment — related party			952	$1,151

Total investments	$198,964	$164,265	$19,319	$1,151

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long-term obligations as of the periods presented consisted of the following (in thousands):

	July 31,	January 30,
	2010	2010
Credit facilities:
Premium Income Exchangeable Securities (“PIES”)	$133,750	$133,750
Discount on PIES	(2,831)	(3,993)

Total long term obligations	$130,919	$129,757

Letters of credit outstanding under DSW revolving credit facility	$27,765	$17,440
Availability under DSW revolving credit facility	$72,235	$132,560
DSW $100 Million Credit Facility
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of the personal property assets of DSW and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement and to provide for the ongoing working capital requirements of DSW. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to the management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.
As of July 31, 2010, DSW had no outstanding borrowings, had availability under the facility of $72.2 million and had outstanding letters of credit of $27.8 million. As of January 30, 2010 under its previous credit facility, DSW had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million.
RVI’s net restricted assets as of July 31, 2010 and January 30, 2010 were $220.7 million and $197.4 million, respectively.
Derivative Instruments
In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of July 31, 2010 or January 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. The $143,750,000 PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate gross number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES.
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
As of July 31, 2010, the discount on the PIES has a remaining amortization period of 1.1 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	Six Months Ended
	July 31, 2010	August 1, 2009
Contractual interest expense	$4,762	$4,709
Amortization of debt discount	1,162	1,067

Total interest expense	$5,924	$5,776

Effective interest rate	8.6%	8.6%
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which was included in non-operating income on the statements of operations.
During the three and six months ended July 31, 2010, the Company recorded a $12.6 million non-cash reduction of expense and a non-cash charge of $11.1 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and six months ended August 1, 2009, the Company recorded a non-cash charge of $7.8 million and $9.2 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of July 31, 2010 and January 30, 2010, the fair value asset recorded for the conversion feature was $16.9 million and $28.0 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of the conversion feature of the PIES was estimated using the Black-Scholes option-pricing model with the following assumptions in each of the periods presented:

	July 31, 2010	January 30, 2010
Assumptions:
Risk-free interest rate	0.9%	1.3%
Expected volatility of common shares	52.3%	70.9%
Expected option term	1.1 years	1.6 years
Expected dividend yield	0.0%	0.0%
Warrants
The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of both July 31, 2010 and January 30, 2010, the Company had 3,683,959 outstanding warrants. The warrants outstanding as of July 31, 2010 expire on June 11, 2012.
During the three months and six months ended July 31, 2010, the Company recorded a $4.6 million non-cash reduction of expense and a non-cash charge of $3.1 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a $2.1 million non-cash reduction of expense and a non-cash charge of $1.4 million, respectively. During the three and six months ended August 1, 2009, the Company recorded a non-cash charge of $0.8 million and $0.9 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash reduction of expense of less than $0.1 million and $0.6 million, respectively. The fair value of the warrants was $26.1 million and $23.1 million at July 31, 2010 and January 30, 2010, respectively. The fair value of the warrants held by related parties at July 31, 2010 and January 30, 2010 was $12.3 million and $10.8 million, respectively.
The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions in each of the periods presented:

	July 31, 2010	January 30, 2010
Assumptions:
Risk-free interest rate	0.6%	0.8%
Expected volatility of common shares	118.5%	123.0%
Expected option term	1.9 years	2.4 years
Expected dividend yield	0.0%	0.0%
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		July 31,	January 30,
	Balance Sheet Location	2010	2010
Warrants	Warrant liability	$(26,119)	$(23,068)
Conversion feature of long-term debt	Conversion feature of long-term debt	16,918	28,029

Total		$(9,201)	$4,961

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Warrants	$4,566	$(840)	$(3,051)	$(884)
Conversion feature of long-term debt	12,607	(7,849)	(11,111)	(9,193)

Income (expense) related to the change in fair value of derivative instruments	$17,173	$(8,689)	$(14,162)	$(10,077)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES
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

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following (in thousands):

	As of July 31, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$86,252	$86,252			$141,773	$141,773
Short-term investments	198,964		$198,964		164,265		$164,265
Long-term investments, net	19,319		18,367	$952	1,151			$1,151
Conversion feature of long-term debt	16,918		16,918		28,029		28,029

	$321,453	$86,252	$234,249	$952	$335,218	$141,773	$192,294	$1,151

Liabilities:
Warrant liability	$26,119		$26,119		$23,068		$23,068

	$26,119		$26,119		$23,068		$23,068

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the activity related to level 3 fair value measurements for the periods presented (in thousands):

	Three months ended
	July 31, 2010		August 1, 2009
	Short-term	Long-term	Short-term	Long-term
	investments	investments, net	investments	investments, net
Carrying value at the beginning of the period		$952	$1,596
Unrealized gains included in accumulated other comprehensive loss			175

Carrying value at the end of the period		$952	$1,771

	Six months ended
	July 31, 2010		August 1, 2009
	Short-term	Long-term	Short-term	Long-term
	investments	investments, net	investments	investments, net
Carrying value at the beginning of the period		$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Return of capital from equity investment		(199)
Unrealized losses included in accumulated other comprehensive loss			(74)

Carrying value at the end of the period		$952	$1,771	$

There were no non-financial assets measured on a nonrecurring basis during the six months ended July 31, 2010. As of August 1, 2009, long-lived assets to be held and used with a carrying amount of $2.0 million were written down to their fair value of $0.4 million resulting in an impairment charge of $1.6 million, which was included in earnings.
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
The Company was not required to make any contributions during the first two quarters of fiscal 2010 to meet minimum funding requirements under the Pension Plan. The following table shows the components of net periodic cost of the Pension Plan for the periods presented (in thousands):

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest cost	$247	$243	$495	$487
Expected return on plan assets	(212)	(189)	(424)	(378)
Amortization of transition asset	(8)	(10)	(17)	(19)
Amortization of net loss	73	142	146	285

Net periodic cost	$100	$186	$200	$375

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.	EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are based on the net earnings (loss) and a simple weighted-average of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares, related to outstanding RVI stock options, SARs and Warrants, calculated using the treasury stock method. The following is a reconciliation of the net income (loss) and number of shares used in the calculation of diluted earnings (loss) per share computations for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands except per share amounts):

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income (loss) from continuing operations attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$26,779	$(7,234)	$17,986	$(61,817)
Less gain in fair value of the warrants	(4,566)

Net income (loss) from continuing operations attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$22,213	$(7,234)	$17,986	$(61,817)

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income (loss) attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$26,906	$16,098	$20,956	$(16,858)
Less gain in fair value of the warrants	(4,566)

Net income (loss) attributable to Retail Ventures, Inc. common shareholders for diluted earnings per chare	$22,340	$16,098	$20,956	$(16,858)

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Weighted-average shares outstanding	49,032	48,934	49,023	48,813
Assumed exercise of dilutive SARs	17		17
Assumed exercise of dilutive stock options	259		262
Assumed exercise of dilutive Term Loan Warrants	1,864

Number of shares for computation of dilutive earnings per share	51,172	48,934	49,302	48,813

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Dilutive earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.43	$(0.15)	$0.36	$(1.27)

Dilutive earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.33	$0.43	$(0.35)

The amount of securities outstanding for the three months and six months ended July 31, 2010 and August 1, 2009 that were not included in the computation of dilutive earnings (loss) per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
SARs	120	231	120	231
Stock options	178	759	178	772
Term Loan Warrants		3,684		3,684

Total of all potentially dilutive instruments	298	4,674	298	4,687

11.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated Other Comprehensive Loss” was $6.9 million at both July 31, 2010 and January 30, 2010 and related to the Pension Plan. For the six months ended July 31, 2010 the comprehensive income was $41.2 million. For the six months ended August 1, 2009 the comprehensive loss was $11.5 million.
12.	INCOME TAXES
Effective February 4, 2007, in accordance with ASC 740 Income Taxes, the Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of July 31, 2010 and January 30, 2010 was $83.2 million and

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$91.8 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of 43.8% for the six month period ended July 31, 2010 reflects the impact of the change in fair value of warrants, included in book income but not tax income and a decrease in the valuation allowance of $8.6 million on federal and state deferred tax assets.
The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2006. The Company is not currently under audit by the IRS. There are several state audits and appeals ongoing for fiscal years from 2006 through 2009. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of July 31, 2010 and January 30, 2010, $1.3 million and $1.9 million, respectively, was accrued for the payment of interest and penalties.
13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information is presented below (in thousands):

	Six months ended
	July 31, 2010	August 1, 2009
Cash paid during the period for:
Interest	$4,762	$4,762
Income taxes	$50,932	$7,323
Noncash activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$2,753	$1,442
Capital contribution to subsidiary	$767
14.	SEGMENT REPORTING
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
The Company has identified its segments based on the chief operating decision makers responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and noncontrolling interest. The goodwill balance of $25.9 million outstanding at July 31, 2010 and January 30, 2010, is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the DSW segment.
The tables below present segment information for the three and six months ended July 31, 2010 and August 1, 2009 and as of July 31, 2010 and January 31, 2010 (in thousands):

	DSW	Corporate	Total
Three months ended July 31, 2010
Net Sales	$415,120		$415,120
Operating profit	38,095	$18,110	56,205
Depreciation and amortization	11,411	110	11,521
Interest expense	236	3,084	3,320
Interest income	373	2	375
Income tax expense	(14,778)	(2,852)	(17,630)

Capital expenditures	8,906		8,906

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	DSW	Corporate	Total
Three months ended August 1, 2009
Net Sales	$369,490		$369,490
Operating profit (loss)	11,361	$(12,117)	(756)
Depreciation and amortization	11,595	112	11,707
Interest expense	188	3,039	3,227
Interest income	766	28	794
Income tax (expense) benefit	(4,900)	3,137	(1,763)

Capital expenditures	4,731		4,731

Six months ended July 31, 2010
Net Sales	$864,657		$864,657
Operating profit (loss)	87,240	$(13,950)	73,290
Depreciation and amortization	23,167	219	23,386
Interest expense	488	6,209	6,697
Interest income	1,410	3	1,413
Income tax (expense) benefit	(34,524)	4,718	(29,806)

Capital expenditures	18,095		18,095

	DSW	Corporate	Total
Six months ended August 1, 2009
Net Sales	$755,336		$755,336
Operating profit (loss)	23,464	$(72,350)	(48,886)
Depreciation and amortization	22,724	257	22,981
Interest expense	371	6,071	6,442
Interest income	1,203	62	1,265
Income tax (expense) benefit	(9,717)	7,289	(2,428)

Capital expenditures	13,140		13,140

As of July 31, 2010
Total assets	$904,431	$42,400	$946,831

As of January 30, 2010
Total assets	$850,756	$52,709	$903,465
15.	COMMITMENTS AND CONTINGENCIES
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
As of July 31, 2010, RVI had recorded an estimated potential liability of $2.7 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts of approximately $0.3 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million. As of January 30, 2010, RVI had recorded an estimated liability of $2.9 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments of $0.5 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million.
Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of both July 31, 2010 and January 30, 2010, RVI had recorded a current liability of $0.4 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
Contractual Obligations
As of July 31, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $2.3 million as of July 31, 2010. In addition, DSW has signed lease agreements for five new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $5.2 million. In connection with the new lease agreements, DSW will receive a total of $3.1 million of construction and tenant allowance reimbursements for expenditures at these locations.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis, and RVI also does not have any credit facilities under which it can borrow funds. DSW is a leading U.S. branded footwear specialty retailer operating 310 shoe stores in 39 states as of July 31, 2010. In addition, DSW also operates 354 leased shoe departments for four other retailers and sells shoes and accessories through dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold to the public. As of July 31, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.2% of DSW’s outstanding Common Shares and approximately 92.9% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $67.3 million on the transaction as of July 31, 2010. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of July 31, 2010, the Company is no longer providing services to Value City.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid through July 31, 2010, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $84.9 million on the transaction as of July 31, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment and substantially all transition services being provided concluded during the quarter ended July 31, 2010. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW.

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
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of July 31, 2010.

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
•	our ability to manage and enhance liquidity;
•	DSW’s success in opening and operating new stores on a timely and profitable basis;
•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;
•	DSW maintaining good relationships with its vendors;
•	DSW’s ability to anticipate and respond to fashion trends;
•	fluctuation of DSW’s comparable store sales and quarterly financial performance;
•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;
•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;
•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;
•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;
•	the impact of Value City and Filene’s Basement on our liquidity;
•	disruption of DSW’s distribution operations;
•	our dependence on DSW for key services;
•	failure to retain our key executives or attract qualified new personnel;
•	DSW’s competitiveness with respect to style, price, brand availability and customer service;
•	uncertain general economic conditions;
•	risks inherent to international trade with countries that are major manufacturers of footwear;
•	the success of dsw.com;
•	lease of an office facility; and
•	risks related to our cash and investments.
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

	Three months ended		Six months ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(54.8)	(56.9)	(54.3)	(56.6)

Gross profit	45.2	43.1	45.7	43.4
Selling, general and administrative expenses	(35.8)	(40.9)	(35.6)	(48.5)
Change in fair value of derivative instruments	4.1	(2.3)	(1.6)	(1.4)

Operating profit (loss)	13.5	(0.1)	8.5	(6.5)
Interest expense	(0.8)	(0.9)	(0.8)	(0.9)
Interest income	0.1	0.2	0.2	0.2

Interest expense, net	(0.7)	(0.7)	(0.6)	(0.7)
Non-operating income, net		0.1

Income (loss) from continuing operations before income taxes	12.8	(0.7)	7.9	(7.2)
Income tax expense	(4.2)	(0.5)	(3.5)	(0.3)

Income (loss) from continuing operations	8.6	(1.2)	4.4	(7.5)
Less: net income attributable to noncontrolling interests	(2.1)	(0.8)	(2.3)	(0.7)

Net income (loss) attributable to Retail Ventures, Inc.	6.5%	(2.0)%	2.1%	(8.2)%

THREE MONTHS ENDED JULY 31, 2010 COMPARED TO THREE MONTHS ENDED AUGUST 1, 2009
Net Sales. Net sales for the second quarter of fiscal 2010 increased 12.3% from the second quarter of fiscal 2009. Comparable sales increased 12.0%. The following table summarizes the increase in our net sales for the three months ended July 31, 2010 (in millions):

Net sales for the three months ended August 1, 2009	$369.5
Increase in comparable sales	43.2
Net increase from 2009 and 2010 new stores and closed store sales	2.4

Net sales for the three months ended July 31, 2010	$415.1

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact the comparable sales change percentage for the second quarter of fiscal 2010. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and a higher percentage of those customers making purchases. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women’s footwear by 13.6%, men’s by 14.9%, athletic by 10.0% and accessories by 5.9%.
Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased, as a percent of net sales, from 43.1% for the second quarter of fiscal 2009 to 45.2% for the second quarter of fiscal 2010. The increase as a percent of net sales is the result of sales exceeding our expectations which led to a reduction in markdown activity.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $2.8 million from $151.3 million in the second quarter of fiscal 2009 to $148.5 million in the second quarter of fiscal 2010. SG&A expense decreased, as a percentage of net sales, from 40.9% for the second quarter of fiscal 2009 to 35.8% for the second quarter of fiscal 2010.
DSW segment SG&A expenses as a percentage of net sales were 36.0% and 40.0% for the second quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively. Operating expenses leveraged as a result of the sales increase compared to last year and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales and there was a reduction in impairments of long-lived assets, which was partially offset by an increase in bonus expense due to improved operating results.
Corporate segment SG&A expense decreased $4.4 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.
Change in Fair Value of Derivative Instruments. During the second quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash reduction of expense of $4.6 million and a non-cash charge of $0.8 million, respectively, relating to the changes in fair value of the warrants. During the second quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash reduction of expense of $12.6 million and non-cash charge of $7.8 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the second quarter of fiscal 2010 was $56.2 million compared to operating loss of $0.7 million for the second quarter of fiscal 2009, an increase of $56.9 million. Operating profit as a percentage of net sales was 13.5% and operating loss as a percentage of net sales was 0.1% for the second quarter of fiscal 2010 and fiscal 2009, respectively.
The operating profit for the DSW segment increased $26.7 million to $38.1 million for the second quarter of fiscal 2010 from $11.4 million for the second quarter of fiscal 2009, which was primarily the result of an increase in gross profit partially offset by an increase in operating expenses. Operating profit for the DSW segment as a percentage of net sales was 9.2% and 3.1% for the second quarter of fiscal 2010 and fiscal 2009, respectively.
The operating profit for the Corporate segment increased $30.2 million to operating income of $18.1 million for the second quarter of fiscal 2010 from an operating loss of $12.1 million for the second quarter of fiscal 2009, primarily due to the change in fair value of derivative instruments.

Interest Expense. Interest expense for the second quarter of fiscal 2010 increased $0.1 million to $3.3 million compared to the second quarter of fiscal 2009.
Interest Income. Interest income decreased $0.4 million in the second quarter of fiscal year 2010 compared to the second quarter of fiscal 2009.
Non-operating Income, net. There was no non-operating income for the second quarter of fiscal 2010. Non-operating income for the second quarter of fiscal 2009 represents the realized gain related to the sales of investments in preferred shares.
Income Taxes. The effective tax rate for second quarter of fiscal 2010 was 33.1% compared to a negative 66.3% effective tax rate for the second quarter of fiscal 2009. The effective tax rate reflects the impact of the change in fair value of the warrants which are included for book income but not tax income and a decrease in the valuation allowance of $10.3 million on federal and state deferred tax assets.
Income (Loss) from Continuing Operations. For the second quarter of fiscal 2010, income from continuing operations was $35.6 million compared to loss from continuing operations of $4.4 million during the first quarter of fiscal 2009. Income from continuing operations as a percentage of net sales was 8.6% and loss from continuing operations as a percentage of net sales was 1.2% for the second quarter of fiscal 2010 and fiscal 2009, respectively.
(Loss) Income from Discontinued Operations, net of tax — Value City. During the second quarter of fiscal 2010, the loss from discontinued operations, net of tax — Value City of less than $0.1 million was due to an increase in other expenses resulting from the disposal of Value City.
During the second quarter of fiscal 2009, the income from discontinued operations, net of tax — Value City of $0.6 million was primarily due to revaluation of guarantees due to the passage of time.
Income from Discontinued Operations, net of tax — Filene’s Basement. During the second quarter of fiscal 2010, the gain from discontinued operations, net of tax — Filene’s Basement of $0.2 million was due to a decrease in other expenses resulting from the disposal of Filene’s Basement.
During the quarter ended August 1, 2009, the gain from discontinued operations, net of tax — Filene’s Basement of $22.7 million was primarily due to revaluation of guarantees due to the passage of time.
Noncontrolling Interests. For the second quarter of fiscal 2010 and fiscal 2009, net income attributable to Retail Ventures was impacted by $8.9 million and $2.8 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
SIX MONTHS ENDED JULY 31, 2010 COMPARED TO SIX MONTHS ENDED AUGUST 1, 2009
Net Sales. Net sales for the six months ended July 31, 2010 increased 14.5% from the six months ended August 1, 2009. Comparable sales increased 14.1%. The following table summarizes the increase in our net sales for the six months ended July 31, 2010 (in millions):

Net sales for the six months ended August 1, 2009	$755.3
Increase in comparable sales	104.6
Net increase from 2009 and 2010 new stores and closed store sales	4.8

Net sales for the six months ended July 31, 2010	$864.7

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The inclusion of dsw.com did not significantly impact the comparable sales change percentage for the six months ended July 31, 2010. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and a higher percentage of those customers making purchases. For the DSW segment, all merchandise categories had positive comparable sales. DSW segment comparable sales increased in women’s footwear by 15.8%, men’s by 15.7%, athletic by 13.5% and accessories by 9.8%.
Gross Profit. Gross profit increased, as a percent of net sales, from 43.4% for the six months ended August 1, 2009 to 45.7% for the six months ended July 31, 2010. The increase as a percent of net sales is the result of sales exceeding our expectations which led to a reduction in markdown activity.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $58.2 million from $366.3 million in the six months ended August 1, 2009 to $308.1 million in the six months ended July 31, 2010. SG&A expense decreased, as a percentage of net sales, from 48.5% for the six months ended August 1, 2009 to 35.6% for the six months ended July 31, 2010.
DSW segment SG&A expenses as a percentage of net sales was 35.7% and 40.2% for the six months ended July 31, 2010 and the six months ended August 1, 2009, respectively. Operating expenses leveraged as a result of the sales increase compared to last year, a reduction in non-rent related expenses and expense management. Overhead, store, and marketing expenses decreased significantly as a percentage of net sales, and were partially offset by an increase in bonus expense due to improved operating results.
Corporate segment SG&A expense decreased $62.5 million for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease in SG&A expense was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009.
Change in Fair Value of Derivative Instruments. During the six months ended July 31, 2010 and August 1, 2009, the Company recorded a non-cash charge of $3.1 million and $0.9 million, respectively, related to the change in fair value of the warrants. During the six months ended July 31, 2010 and August 1, 2009, the Company recorded a non-cash charge of $11.1 million and $9.2 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the six months ended July 31, 2010 was $73.3 million compared to operating loss of $48.9 million for the six months ended August 1, 2009, an increase of $122.2 million. Operating profit as a percentage of net sales was 8.5% and operating loss as a percentage of net sales was 6.5% for the six months ended July 31, 2010 and August 1, 2009, respectively.
The operating profit for the DSW segment increased $63.7 million to $87.2 million for the six months ended July 31, 2010 from $23.5 million for the six months ended August 1, 2009, which was primarily the result of an increase in gross profit partially offset by an increase in operating expenses. Operating profit for the DSW segment as a percentage of net sales was 10.1% and 3.1% for the six months ended July 31, 2010 and August 1, 2009, respectively.
The operating loss for the Corporate segment decreased $58.5 million to an operating loss of $13.9 million for the six months ended July 31, 2010 from operating loss of $72.4 million for the six months ended August 1, 2009. The decrease in operating loss for the Corporate segment was primarily the result of a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009.
Interest Expense. Interest expense for the six months ended July 31, 2010 increased $0.3 million to $6.7 million compared to the six months ended August 1, 2009.
Interest Income. Interest income increased $0.1 million in the six months ended July 31, 2010 compared to the six months ended August 1, 2009.
Non-operating Income, net. There was no non-operating income for the six months ended July 31, 2010. Non-operating income for the six months ended August 1, 2009 represents the realized gain related to the sale of preferred shares, partially offset by an other-than-temporary impairment related to auction rate securities.
Income Taxes. The effective tax rate for six months ended July 31, 2010 was 43.8% compared to a negative 4.5% effective tax rate for the six months ended August 1, 2009. The effective tax rate reflects the impact of the change in fair value of the warrants which are included for book income but not tax income and a decrease in the valuation allowance of $8.6 million on federal and state deferred tax assets.
Income (Loss) from Continuing Operations. For the six months ended July 31, 2010, income from continuing operations was $38.2 million compared to loss from continuing operations of $56.4 million during the six months ended August 1, 2009. Income from continuing operations as a percentage of net sales was 4.4% and loss from continuing operations as a percentage of net sales was 7.5% for the six months ended July 31, 2010 and August 1, 2009, respectively.

(Loss) Income from Discontinued Operations, net of tax – Value City. During the six months ended July 31, 2010, the loss from discontinued operations, net of tax – Value City of less than $0.1 million was primarily due to an increase in other expenses resulting from the disposal of Value City.
During the six months ended August 1, 2009, the income from discontinued operations, net of tax – Value City of $0.6 million was primarily due to revaluation of guarantees due to the passage of time.
Income from Discontinued Operations, net of tax – Filene’s Basement. During the six months ended July 31, 2010, the $3.0 million gain from discontinued operations, net of tax – Filene’s Basement is primarily due to an initial distribution from the debtor’s estates and a decrease in other expenses resulting from the disposal of Filene’s Basement.
During the six months ended August 1, 2009, the income from discontinued operations, net of tax – Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $75.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense of $14.1 million in the aggregate.
Noncontrolling Interests. For the six months ended July 31, 2010 and August 1, 2009, net income attributable to Retail Ventures was impacted by $20.2 million and $5.5 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Seasonality
Our business is affected by the pattern of seasonality common to most retail businesses. Historically, DSW net sales have typically been higher in the first and third quarters, when DSW’s customers’ interest in new seasonal styles increases.
LIQUIDITY AND CAPITAL RESOURCES
Retail Ventures, Inc. relies on the cash flow of our subsidiaries and our cash on hand to meet our obligations, including our obligations under the PIES and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing credit facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
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
DSW’s primary ongoing cash flow requirements are for seasonal and new store inventory purchases, capital expenditures in connection with its store expansion, improving its information systems, the remodeling of existing stores and infrastructure growth. DSW’s working capital and inventory levels typically build seasonally. DSW believes that it has sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operation of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from its operations, together with its current levels of cash and equivalents and short-term investments as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.

Although DSW’s plan of continued expansion could place increased demands on its financial, managerial, operational and administrative resources and result in increased demands on management, DSW does not believe that its anticipated growth plan will have an unfavorable impact on its operations or liquidity. Uncertainty in the United States economy could result in reductions in customer traffic and comparable sales in its existing stores with the resultant increase in inventory levels and markdowns. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These potential negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair goodwill or impair long-lived assets.
Net working capital was $401.9 million and $369.2 million at July 31, 2010 and January 30, 2010, respectively. The increase in net working capital is primarily due to the seasonal inventory increase, which was partially offset by a corresponding increase in accounts payable. At July 31, 2010 and January 30, 2010, the current ratio was 2.5 and 2.4, respectively.
Net cash provided by operating activities from continuing operations was $13.3 million for the six months ended July 31, 2010 as compared to $12.2 million provided by operating activities from continuing operations for the six months ended August 1, 2009. The increase of $1.1 million in net cash provided by operating activities from continuing operations is primarily a result of the increase in net income, partially offset by increased inventory purchases and reductions in accrued expenses as compared to the prior year,.
DSW paid $17.3 million during the six months ended July 31, 2010 for capital expenditures which includes previous expenditures that were accrued at January 30, 2010. During the six months ended July 31, 2010, DSW incurred capital expenditures of $18.1 million, of which $10.7 million related to stores, $4.0 million related to information technology and infrastructure and $3.4 million related to supply chain projects and warehouses.
DSW expects to spend approximately $50 million for capital expenditures in fiscal 2010. DSW’s future investments will depend primarily on the number of stores it opens and remodels, infrastructure and information technology programs that it undertakes and the timing of these expenditures. DSW plans to open nine stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.
DSW has a $100 million credit facility under which DSW and its subsidiaries are named as co-borrowers (the “DSW Credit Facility”). RVI has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the DSW Credit Facility and the PIES are sometimes referred to herein as the “Credit Facilities.”
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
The Credit Facilities are described more fully below:
DSW $100 Million Credit Facility
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of the personal property assets of DSW and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement and to provide for the ongoing working capital requirements of DSW. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to the management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity redeem its stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income for a maximum of $50.0 million.

As of July 31, 2010, DSW had no outstanding borrowings, had availability under the facility of $72.2 million and had outstanding letters of credit of $27.8 million. As of January 30, 2010 under its previous credit facility, DSW had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million.
RVI’s net restricted assets as of July 31, 2010 and January 30, 2010 were $220.7 million and $197.4 million, respectively.
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
On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which was included in non-operating income on the statements of operations.
During the three and six months ended July 31, 2010, the Company recorded a $12.6 million non-cash reduction of expense and a non-cash charge of $11.1 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and six months ended August 1, 2009, the Company recorded a non-cash charge of 7.8 million and $9.2 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of July 31, 2010 and January 30, 2010, the fair value asset recorded for the conversion feature of the PIES was $16.9 million and $28.0 million, respectively.
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

During the three and six months ended July 31, 2010, the Company recorded a $4.6 million non-cash reduction of expense and a non-cash charge of $3.1 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a $2.1 million non-cash reduction of expense and a non-cash charge of $1.4 million, respectively. During the three and six months ended August 1, 2009, the Company recorded a non-cash charge of $0.8 million and $0.9 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash reduction of expense of less than $0.1 million and $0.6 million, respectively. The fair value of the warrants was $26.1 million and $23.1 million at July 31, 2010 and January 30, 2010, respectively.
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
On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. As of July 31, 2010 and January 30, 2010, the amount of RVI’s guarantees of Value City commitments was $2.7 million and $2.9 million, respectively. The reduction in the liability through July 31, 2010 is primarily due to payments to the guaranteed party.
To facilitate the change in ownership and operation of Value City, Retail Ventures agreed to provide or arrange for the provision of certain transition services to Value City for a period of one year unless otherwise extended by both parties. We negotiated an agreement with Value City to continue to provide services post bankruptcy filing until the liquidation is complete, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. We have submitted a proof of claim in the bankruptcy proceeding seeking payment in full for all amounts owed to us. However, there is no assurance that we will be able to collect all or any of the amounts owed to us.
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of July 31, 2010, RVI has recorded a liability of $0.4 million for the guarantees of Filene’s Basement commitments for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment and substantially all transition services being provided concluded during the quarter ended July 31, 2010.
On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. (The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the terms of the settlement agreement.)

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
Contractual Obligations and Off-Balance Sheet Arrangements
DSW had outstanding letters of credit that totaled approximately $27.8 million as of July 31, 2010 under its $100 million credit facility and as of January 30, 2010 $17.4 million of letters of credit were outstanding under DSW’s previous facility. If certain conditions are met under these arrangements, DSW would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of July 31, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $2.3 million as of July 31, 2010. In addition, DSW has signed lease agreements for five new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $5.2 million. In connection with the new lease agreements, DSW will receive a total of $3.1 million of construction and tenant allowance reimbursements for expenditures at these locations.
We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of July 31, 2010 or January 30, 2010.
The Company had no “off-balance sheet” arrangements as of July 31, 2010 or January 30, 2010 as that term is defined by the SEC.

PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the three months ended July 31, 2010.
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
Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. DSW also has investments in various short-term and long-term investments. DSW has $1.0 million invested in certificates of deposit and participate in the Certificate of Deposit Account Registry Service®, which provides FDIC insurance on deposits of up to $50.0 million. DSW’s available-for-sale investments generally renew every seven days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their limited term to maturity or resetting of interest rates and thus may limit DSW’s ability to invest in higher income investments.
Warrants
For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
As of July 31, 2010, the Company had 3,683,959 warrants outstanding.
During the three and six months ended July 31, 2010, the Company recorded a $4.6 million non-cash reduction of expense and a non-cash charge of $3.1 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a $2.1 million non-cash reduction of expense and a non-cash charge of $1.4 million, respectively. The $26.1 million value ascribed to the warrants was estimated as of July 31, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.6%; expected life of 1.9 years; expected volatility of 118.5%; and an expected dividend yield of 0.0%. The Term Loan Warrants (“warrants”) expire on June 11, 2012. As the warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three and six months ended July 31, 2010, the Company recorded a $12.6 million non-cash reduction of expense and a non-cash charge of $11.1 million, respectively, related to the change in fair value of the conversion feature of the PIES. The $16.9 million value ascribed to the conversion feature of the PIES was estimated as of July 31, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.9%; expected life of 1.1 years; expected volatility of 52.3%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of July 31, 2010, that such disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Risk Factors Relating to DSW
DSW plans to open nine stores in fiscal 2010 and plans to open ten to fifteen stores each year for the next three to five years, which could strain its resources and have a material adverse effect on its business and financial performance.
DSW’s continued and future growth largely depends on its ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, DSW opened 9, 41 and 37 new DSW stores, respectively. DSW plans to open nine stores in fiscal 2010 and plans to open ten to fifteen stores each year for fiscal 2011 and beyond. As of July 31, 2010, DSW has signed leases for an additional five stores opening in fiscal 2010 and fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources. For example, DSW’s planned expansion will require it to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause DSW to operate its business less efficiently, have a material adverse effect on its operations and financial performance and slow its growth.
Restrictions in DSW’s secured revolving credit facility could limit its operational flexibility.
DSW has a $100 million secured revolving credit facility (“the DSW Credit Facility”) with a term expiring June 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are named as co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The DSW credit facility is secured by a lien on substantially all of DSW’s and its subsidiaries’ personal property assets with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. The DSW credit facility provides for a sub-limit to foreign borrowers that could subject us to foreign currency rate risk. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or its payment obligations would limit DSW’s ability to borrow under the DSW Credit Facility and, in certain circumstances, may allow the lenders thereunder to require repayment.

Risk Factors Relating to RVI
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
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our Common Shares during fiscal 2010. Presently we expect that all of DSW’s future earnings will be retained for development of its businesses while all of RVI’s future earnings will be used for general corporate purposes and continuing expenses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. The DSW Credit Facility restricts the payment of dividends by DSW up to the aggregate amount of up to 50% of the previous years’s net income, for a maximum of $50.0 million, provided that DSW meets the minimum cash requirements set forth in the DSW Credit Facility. Cash dividends can only be paid to the Company by DSW up to the aggregate amount of $50.0 million less the amount of any loans made to the Company by any subsidiaries.
Item 3. Defaults Upon Senior Securities. None
Item 4. (Removed and Reserved).
Item 5. Other Information. None
Item 6. Exhibits. See Index to Exhibits

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL VENTURES, INC.
(Registrant)
Date: September 9, 2010	By:	/s/ James A. McGrady
James A. McGrady, Chief Executive Officer,
President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

10.1	*
$100,000,000 Revolving Credit Facility Credit Agreement, dated as of June 30, 2010, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents

10.2	*#	Summary of DSW Director Compensation

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

*	Filed herewith

#	Management contract or compensatory plan or arrangement