Form 10-Q/A
period 2009-10-31
RETAIL VENTURES INC
filed 2010-10-12
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-Q/A
INTRODUCTORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends and restates Part I Items 1 and 4 of the Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 which was originally filed with Securities and Exchange Commission on December 15, 2009 (“Original Report”). This Amendment is made solely to correct the disclosures of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders for the nine month period ended November 1, 2008 included in the Company’s condensed consolidated statement of operations and related disclosures. The error in the diluted (loss) earnings per share was due to the fact that the numerator in the calculation, diluted earnings, did not include the change in fair value of dilutive warrants. The correction of the error decreased diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders from the previously reported amount of $1.58 to a corrected amount of $0.82 and diluted earnings per share attributable to Retail Ventures, Inc. common shareholders from the previously reported amount of $1.14 to a corrected amount of $0.38 for the nine month period ended November 1, 2008.
The dollar amount of revenues, expenses, net (loss) income attributable to Retail Ventures, Inc., the consolidated balance sheets, the consolidated statements of cash flows, and the consolidated statements of shareholders’ equity for all periods reported in the Original Report is unchanged and except for as described above, no other information in the Form 10-Q has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report. Additionally this Amendment has no impact on the Company’s subsidiary, DSW Inc. This amendment does not reflect events after the filing of the Original Report and is not intended to update other information presented in this Form 10-Q as originally filed with the Securities and Exchange Commission, except as required to reflect the effects of the restatement.

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

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Basic and diluted earnings (loss) per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.28)	$0.30	$(1.55)	$1.61
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders — nine months ended November 1, 2008 restated (See Note 17)	$(0.28)	$0.30	$(1.55)	$0.82
Basic (loss) earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.01)	$(0.09)	$0.91	$(0.44)
Diluted (loss) earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.01)	$(0.09)	$0.91	$(0.43)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.29)	$0.21	$(0.63)	$1.17
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders — nine months ended November 1, 2008 restated (See Note 17)	$(0.29)	$0.20	$(0.63)	$0.38

Shares used in per share calculations:
Basic	48,938	48,681	48,855	48,665
Diluted	48,938	48,817	48,855	49,803

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(13,834)	$14,516	$(75,651)	$78,487
Discontinued operations, net of tax	(295)	(4,527)	44,664	(21,613)

Net (loss) income	$(14,129)	$9,989	$(30,987)	$56,874

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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. EARNINGS PER SHARE
Basic earnings (loss) per share are based on the net income (loss) and a simple weighted average of common shares outstanding. Diluted earnings (loss) per share reflects the potential dilution of common shares, related to outstanding stock options, SARs and Warrants, calculated using the treasury stock method. The following is a reconciliation of the components of net income (loss) and number of shares used in the calculation of diluted earnings (loss) per share computations for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands except per share amounts):
The following table shows the composition of the number of shares used for the computations of dilutive earnings per share (in thousands):

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net (loss) income from continuing operations attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(13,834)	$14,516	$(75,651)	$78,487
Less gain in fair value of Term Loan and Conversion Warrants				(37,876)

Net (loss) income from continuing operations attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$(13,834)	$14,516	$(75,651)	$40,611

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net (loss) income attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(14,129)	$9,989	$(30,987)	$56,874
Less gain in fair value of Term Loan and Conversion Warrants				(37,876)

Net (loss) income attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$(14,129)	$9,989	$(30,987)	$18,998

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Weighted average shares outstanding	48,938	48,681	48,855	48,665
Assumed exercise of dilutive SARs				9
Assumed exercise of dilutive stock options		136		187
Assumed exercise of dilutive Term Loan Warrants				326
Assumed exercise of dilutive Conversion Warrants				616

Number of shares for computations of dilutive earnings per share	48,938	48,817	48,855	49,803

	Three months ended		Nine months ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008 (restated)
Dilutive earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.28)	$0.30	$(1.55)	$0.82

Dilutive earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$(0.29)	$0.20	$(0.63)	$0.38

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
17. RESTATEMENT
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended October 31, 2009, the Company’s management identified an error in the disclosures of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders for the nine month period ended November 1, 2008 included in the Company’s condensed consolidated statement of operations and related disclosures. The error in the diluted (loss) earnings per share was due to the fact that the numerator in the calculation, diluted earnings, did not include the change in fair value of dilutive warrants. The correction of the error decreased diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders from the previously reported amount of $1.58 to a corrected amount of $0.82 and diluted earnings per share attributable to Retail Ventures, Inc. common shareholders from the previously reported amount of $1.14 to a corrected amount of $0.38 for the nine month period ended November 1, 2008. The dollar amount of revenues, expenses, net (loss) income attributable to Retail Ventures, Inc., the condensed consolidated balance sheets, condensed consolidated statements of cash flows, and condensed consolidated statements of shareholders’ equity for all periods reported is unchanged. Additionally this Amendment has no impact on the Company’s subsidiary, DSW Inc.

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
In connection with filing its quarterly report on Form 10-Q for the period ended October 31, 2009 on December 15, 2009, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of October 31, 2009, that such disclosure controls and procedures were effective.
On October 12, 2010, management advised the Audit Committee that a material weakness had been identified related to the controls over the calculation of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders disclosed in the condensed consolidated financial statements for the nine month period ended November 1, 2008. Management undertook a review of existing practices and controls over the calculation and at a meeting held on October 12, 2010, management advised the Audit Committee that, based upon the results of such review, it had made a determination that its disclosures and reporting of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders disclosed in the condensed consolidated financial statements for periods ended October 31, 2009 and November 1, 2008, required correction and that the material weakness in internal control over financial reporting existed as of October 31, 2009. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-Q/A and in Note 17 entitled, “Restatement” to the accompanying condensed consolidated financial statements.
At the October 12, 2010 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s reporting for these items was incorrect and that the Company’s previously issued condensed consolidated financial statements as of October 31, 2009 and November 1, 2008 should be restated.
In connection with this filing on Form 10-Q/A for the period ended October 31, 2009 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of October 31, 2009, that such disclosure controls and procedures were not effective because of the material weakness in internal control described above.
In connection with this filing on Form 10-Q/A for the period ended October 31, 2009 the Company has mitigated the control weakness described above and has enhanced the review of the calculation related to diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, the disclosure controls and procedures were effective.
There were no other changes made in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting for the quarter ended October 31, 2009.

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

RETAIL VENTURES, INC. (Registrant)
Date: October 12, 2010	By:	/s/ James A. McGrady
James A. McGrady
Chief Executive Officer, Chief Financial Officer, President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: new fulfillment center for the business of ETD. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q (file no. 1-10767) filed December 15, 2009.

10.2
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 15, 2009.

12	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer