Form 10-K/A
period 2010-01-30
RETAIL VENTURES INC
filed 2010-10-12
CIK 874444

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

RETAIL VENTURES, INC. FORM 10-K/A
INTRODUCTORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates Part II Items 6, and 8 and Part IV Item 15 of the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, which was originally filed with the Securities and Exchange Commission on April 14, 2010 (the “Original Report”). This Amendment is made solely to correct the disclosures of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders for the years ended January 31, 2009 and February 2, 2008 included in the Company’s consolidated statement of operations and related disclosures. The dollar amount of revenues, expenses, net (loss) income attributable to Retail Ventures, Inc., the consolidated balance sheets, the consolidated statements of cash flows, and the consolidated statements of shareholders’ equity for all periods reported in the Original Report is unchanged. Additionally this Amendment has no impact on the Company’s subsidiary, DSW Inc.
This Amendment also amends Item 9A to include (i) Management’s Report on Internal Control Over Financial Reporting and (ii) all other information required by Item 9A of Form 10-K. This Amendment also contains the required consent of the Company’s independent registered public accounting firm and certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information in the Form 10-K has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

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
Restatement
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates Part II Items 6, and 8 and Part IV Item 15 of the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, which was originally filed with the Securities and Exchange Commission on April 14, 2010 (the “Original Report”). This Amendment is made solely to correct the disclosures of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders for the years ended January 31, 2009 and February 2, 2008, included in the Company’s consolidated statement of operations and related disclosures. The dollar amount of revenues, expenses, net (loss) income attributable to Retail Ventures, Inc., the consolidated balance sheets, consolidated statements of cash flows and consolidated statements of shareholders’ equity for all periods reported in the Original Report is unchanged. Additionally this Amendment has no impact on the Company’s subsidiary, DSW Inc.
This Amendment also amends Item 9A to include (i) Management’s Report on Internal Control Over Financial Reporting and (ii) all other information required by Item 9A of Form 10-K. This Amendment also contains the required consent of the Company’s independent registered public accounting firm and certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information in the Form 10-K has been amended and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.
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

	For the Fiscal Year Ended(1)
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$1,602,605	$1,462,944	$1,405,615	$1,279,060	$1,144,061
Gross profit	$712,140	$621,351	$583,768	$550,699	$484,833
Operating profit before change in fair value of derivative instruments(2)	$26,655	$42,813	$81,321	$100,714	$70,112
Change in fair value of derivative instruments	$(66,499)	$85,235	$248,193	$(175,955)	$(144,209)
Operating (loss) profit	$(39,844)	$128,048	$329,514	$(75,241)	$(74,097)
(Loss) income from continuing operations	$(65,610)	$109,180	$261,846	$(98,714)	$(109,215)
Income (loss) from discontinued operations, net of tax	$59,880	$(48,379)	$(190,525)	$(28,033)	$(67,202)
Net (loss) income attributable to Retail Ventures, Inc.	$(26,091)	$50,841	$51,442	$(150,913)	$(183,418)
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.04	$5.02	$(2.73)	$(3.01)
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders — fiscal 2008 and 2007 restated	$(1.76)	$1.28	$1.54	$(2.73)	$(3.01)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.99)	$(3.96)	$(0.62)	$(1.74)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.98)	$(3.35)	$(0.62)	$(1.74)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.04	$1.07	$(3.35)	$(4.75)
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders — fiscal 2008 and 2007 restated	$(0.53)	$0.30	$(1.82)	$(3.35)	$(4.75)
Total assets	$903,465	$953,762	$951,966	$1,301,658	$1,175,154
Working capital	$369,204	$307,776	$295,862	$274,439	$147,746
Current ratio	2.43	2.20	1.98	1.45	1.25
Long-term obligations, continuing operations	$129,757	$127,576	$135,293	$133,053	$49,678
Number of DSW Stores:(3)	305	298	259	223	199
DSW net sales per average gross square foot(4)	$203	$196	$212	$218	$217
DSW comparable store sales change(5)	3.2%	(5.9)%	(0.8)%	2.5%	5.4%

(1)	Fiscal year ended February 3, 2007 consists of 53 weeks. All other years reported consist of 52 weeks.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
In connection with filing its annual report on Form 10-K for the period ended January 30, 2010 on April 14, 2010 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of January 30, 2010, that such disclosure controls and procedures were effective.
On October 12, 2010, management advised the Audit Committee that a material weakness had been identified related to the controls over the calculation of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders disclosed in the consolidated financial statements for years ended January 31, 2009 and February 2, 2008. Management undertook a review of existing practices and controls over the calculation and at a meeting held on October 12, 2010, management advised the Audit Committee that, based upon the results of such review, it had made a determination that its disclosures and reporting of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders disclosed in the consolidated financial statements for years ended January 31, 2009 and February 2, 2008, required correction and that the material weakness in internal control over financial reporting existed as of January 30, 2010. The restatement is further discussed in the “Introductory Note” in the forepart of this Form 10-K/A and in Note 1 to the accompanying audited consolidated financial statements.
At the October 12, 2010 meeting, management and the Audit Committee discussed these issues, and the Audit Committee concurred with management’s determination that the Company’s reporting for these items was incorrect and that the Company’s previously issued audited consolidated financial statements for the years ended January 31, 2009 and February 2, 2008 have been restated to correct an error.
In connection with this filing on Form 10-K/A for the period ended January 30, 2010 the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2010, as contemplated by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of January 30, 2010, that such disclosure controls and procedures were not effective because of the material weakness in internal control described below.
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
In the Company’s annual report for the period ended January 30, 2010, on Form 10-K, filed on April 14, 2010, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of January 30, 2010, the Company’s internal control over financial reporting was effective.
However, as a result of the error in disclosures and reporting of diluted (loss) earnings per share that lead to the restatement as described in Note 1 to consolidated financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of January 30, 2010 and accordingly, has revised its assessment of the effectiveness of the Company’s internal control over financial reporting. In making its revised assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
The Public Company Accounting Oversight Board’s defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The following material weakness has been identified as a result of management’s revised assessment: There were ineffective controls over the calculation of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders. The weakness resulted from the inappropriate preparation and review of the diluted earnings per share calculation.
Based on their revised assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting, in all material respects, as of January 30, 2010 because of the material weakness described above.
In connection with this filing on Form 10-K/A for the period ended January 30, 2010 the Company has mitigated the control weakness described above and has enhanced the review of the calculation related to diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued a revised audit report covering the Company’s internal control over financial reporting, as stated in its report which begins on page F-2 of this Annual Report on Form 10-K/A.
Changes in Internal Control Over Financial Reporting
As previously reported, there were no changes in our internal control over financial reporting during the quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective February 1, 2009. Additionally, as discussed in Note 14 to the consolidated financial statements, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes on February 4, 2007.
As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for the years ended January 31, 2009 and February 2, 2008 have been restated to correct an error.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2010, October 12, 2010 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 14, 2010 (October 12, 2010 as to the effects of the restatement discussed in Note 1 to the consolidated financial statements)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated April 14, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: There were ineffective controls over the calculation of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders. The weakness resulted from the inappropriate preparation and review of the diluted earnings per share calculation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated April 14, 2010, October 12, 2010 as to the effects of the restatement discussed in Note 1 to the consolidated financial statements, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), new accounting guidance on accounting for noncontrolling interests in consolidated financial statements, which became effective February 1, 2009, the adoption of the new accounting guidance on accounting for uncertainty in income taxes, on February 4, 2007, and the restatement discussed in Note 1 to the consolidated financial statements.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 14, 2010 (October 12, 2010 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))

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

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended January 30, 2010, January 31, 2009 and February 2, 2008
(in thousands, except per share amounts)

	January 30,	January 31,	February 2,
	2010	2009	2008
Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$2.04	$5.02
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders — fiscal 2008 and 2007 restated (See Note 1)	$(1.76)	$1.28	$1.54
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.99)	$(3.96)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$1.23	$(0.98)	$(3.35)
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$1.04	$1.07
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders — fiscal 2008 and 2007 restated (See Note 1)	$(0.53)	$0.30	$(1.82)

Shares used in per share calculations:
Basic shares	48,878	48,669	48,165
Diluted shares	48,878	49,526	56,794

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(85,971)	$99,220	$241,967
Discontinued operations, net of tax	59,880	(48,379)	(190,525)

Net (loss) income	$(26,091)	$50,841	$51,442

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
Restatement
Subsequent to the issuance of the Company’s fiscal 2009 consolidated financial statements, management identified an error in the disclosures of diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders for the years ended January 31, 2009 and February 2, 2008 included in the Company’s consolidated statement of operations and related disclosures. The error in the diluted (loss) earnings per share was due to the fact that the numerator in the calculation, diluted earnings, did not include the change in fair value of dilutive warrants. The dollar amount of revenues, expenses, net (loss) income attributable to Retail Ventures, Inc., the consolidated balance sheets, consolidated statements of cash flows, and consolidated statements of shareholders’ equity for all periods reported is unchanged. Additionally this Amendment has no impact on the Company’s subsidiary, DSW Inc.
The following is a summary of the effects of this change on the periods presented and related disclosures:

	Fiscal Year Ended
	January 31,	February 2,
	2009	2008
Diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders:
As restated	$1.28	$1.54
As originally reported	$2.00	$4.26

Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders:
As restated	$0.30	$(1.82)
As originally reported	$1.03	$0.91

	Thirteen weeks ended (unaudited)
	May 3,	August 2,	November 1,
Year ended January 31, 2009	2008	2008	2008
Diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders:
As restated	$0.46	$0.27	$0.30
As originally reported	$0.82	$0.45	$0.30

Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders:
As restated	$0.21	$0.18	$0.20
As originally reported	$0.56	$0.36	$0.20
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

9. EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) and a simple weighted average of Common Shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding RVI stock options, SAR’s and Warrants calculated using the treasury stock method. The following is a reconciliation of the net income (loss) and number of shares used in the calculation of diluted earnings (loss) per share computations at January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands except per share amounts):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net (loss) income from continuing operations attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(85,971)	$99,220	$241,967
Less gain in fair value of Term Loan and Conversion Warrants		(35,921)	(154,575)

Net (loss) income from continuing operations attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$(85,971)	$63,299	$87,392

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net (loss) income attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(26,091)	$50,841	$51,442
Less gain in fair value of Term Loan and Conversion Warrants		(35,921)	(154,575)

Net (loss) income attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$(26,091)	$14,920	$(103,133)

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Weighted average shares outstanding	48,878	48,669	48,165
Assumed exercise of dilutive stock appreciation rights		6	227
Assumed exercise of dilutive stock options		144	527
Assumed exercise of dilutive Term Loan and Conversion Warrants		707	7,875

Number of shares for computation of dilutive earnings per share	48,878	49,526	56,794

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Dilutive earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.76)	$1.28	$1.54

Dilutive earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$(0.53)	$0.30	$(1.82)

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

	Thirteen weeks ended
	May 3,	August 2,	November 1,	January 31,
Year ended January 31, 2009	2008	2008	2008	2009
Net sales	$366,264	$357,175	$391,355	$348,150
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(211,098)	(198,515)	(218,946)	(213,034)
Selling, general and administrative expenses	(139,160)	(140,981)	(151,492)	(146,905)
Change in fair value of derivative instruments	37,168	16,733	7,858	23,476

Operating profit	53,174	34,412	28,775	11,687
Interest expense	(3,541)	(3,649)	(3,241)	(3,172)
Interest income	2,898	2,676	2,894	2,801

Interest expense, net	(643)	(973)	(347)	(371)
Non-operating income (expense)			1,486	(1,134)

Income from continuing operations before income taxes	52,531	33,439	29,914	10,182
Income tax (expense) benefit	(6,622)	(7,617)	(10,410)	7,763

Income from continuing operations	45,909	25,822	19,504	17,945
(Loss) income from discontinued operations, net of tax — Value City	(3,621)	10,494	2,035	4,315
Loss from discontinued operations, net of tax — Filene’s Basement	(9,331)	(14,628)	(6,562)	(31,081)

Total loss from discontinued operations, net of tax	(12,952)	(4,134)	(4,527)	(26,766)

Net income (loss)	32,957	21,688	14,977	(8,821)

Less: net income attributable to the noncontrolling interests	(3,806)	(3,954)	(4,988)	2,788

Net income (loss) attributable to Retail Ventures, Inc.	$29,151	$17,734	$9,989	$(6,033)

	Thirteen weeks ended
	May 3,	August 2,	November 1,	January 31,
Year ended January 31, 2009	2008	2008	2008	2009
Basic and diluted earnings (loss) per share(1):
Basic earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.87	$0.45	$0.30	$0.43
Diluted earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders — restated (See Note 1)	$0.46	$0.27	$0.30	$0.43
Basic loss per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.27)	$(0.08)	$(0.09)	$(0.55)
Diluted loss per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$(0.25)	$(0.08)	$(0.09)	$(0.55)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.60	$0.36	$0.21	$(0.12)
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders — restated (See Note 1)	$0.21	$0.18	$0.20	$(0.12)

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

10.34.2
Lease Amendment, dated February 1, 2010 between Jubilee Limited Partnership, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc. re: Denton, TX DSW store. Incorporated by reference to Exhibit 10.34.2 to Form 10-K (file no. 1-10767) filed April 14, 2010.

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

10.58.2
Lease Amendment, dated February 1, 2010, between Shonac Corporation, as assignor, and DSW Shoe Warehouse, Inc., as assignee, re: South Bend, IN DSW store. Incorporated by reference to Exhibit 10.58.2 to Form 10-K (file no. 1-10767) filed April 14, 2010.

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

10.75.1
First Amendment, dated January 6, 2010, to the Loan and Security Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and National City Business Credit, Inc., as Administrative Agent and Collateral Agent for the Revolving Credit Lenders. Incorporated by reference to Exhibit 10.75.1 to Form 10-K (file no. 1-10767) filed April 14, 2010.

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

10.102	#	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with James A. McGrady. Incorporated by reference to Exhibit 10.102 to Form 10-K (file no. 1-10767) filed April 14, 2010.
10.103	#	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with Julia A. Davis. Incorporated by reference to Exhibit 10.103 to Form 10-K (file no. 1-10767) filed April 14, 2010.
12	*	Ratio of Earnings to Fixed Charges.
21	*	List of Subsidiaries.
23	*	Consent of Independent Registered Public Accounting Firm.
24	*	Power of Attorney.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.
32.1	*	Section 1350 Certification — Principal Executive Officer.
32.2	*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.