Form 10-Q
period 2010-10-30
RETAIL VENTURES INC
filed 2010-12-08
CIK 874444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of outstanding Common Shares, without par value, as of November 29, 2010 was 50,254,551.

RETAIL VENTURES, INC.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	October 30,	January 30,
	2010	2010
ASSETS
Cash and equivalents	$113,927	$141,773
Short-term investments	206,065	164,265
Accounts receivable, net	11,592	6,509
Accounts receivable from related parties, net	39	154
Inventories	332,446	262,284
Prepaid expenses and other current assets	30,218	22,478
Deferred income taxes	34,571	29,560

Total current assets	728,858	627,023

Long-term investments, net	11,767	1,151
Property and equipment, net	208,804	208,813
Goodwill	25,899	25,899
Conversion feature of long-term debt		28,029
Deferred income taxes	14,191	5,657
Other assets	10,224	6,893

Total assets	$999,743	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share amounts)
(unaudited)

	October 30,	January 30,
	2010	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$138,846	$120,038
Accounts payable to related parties	1,087	1,239
Accrued expenses:
Compensation	23,264	27,056
Taxes	19,138	29,682
Gift cards and merchandise credits	16,293	17,774
Guarantees from discontinued operations	463	2,800
Other	51,560	36,162
Current maturities of long-term obligations	131,519
Warrant liability	34,328	23,068
Conversion feature of short-term debt	6,553

Total current liabilities	423,051	257,819

Long-term obligations		129,757
Other noncurrent liabilities	100,013	112,599
Deferred income taxes	14,157

Commitments and contingencies

Shareholders’ equity:
Common shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 49,047,530 and 48,964,530, respectively	313,864	313,147
Accumulated deficit	(79,272)	(100,277)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(6,942)	(6,942)

Total Retail Ventures’ shareholders’ equity	227,591	205,869
Noncontrolling interests	234,931	197,421

Total shareholders’ equity	462,522	403,290

Total liabilities and shareholders’ equity	$999,743	$903,465

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$489,269	$444,621	$1,353,926	$1,199,957
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(268,485)	(238,549)	(737,626)	(666,416)
Selling, general and administrative expenses	(171,883)	(164,862)	(479,947)	(531,140)
Change in fair value of derivative instruments	(31,681)	(30,701)	(45,843)	(40,778)

Operating profit (loss)	17,220	10,509	90,510	(38,377)
Interest expense	(3,335)	(3,236)	(10,032)	(9,678)
Interest income	1,258	626	2,671	1,891

Interest expense, net	(2,077)	(2,610)	(7,361)	(7,787)
Non-operating income (expense), net	1,500	(754)	1,500	(621)

Income (loss) from continuing operations before income taxes	16,643	7,145	84,649	(46,785)
Income tax expense	(8,726)	(11,079)	(38,532)	(13,507)

Income (loss) from continuing operations	7,917	(3,934)	46,117	(60,292)

Income (loss) from discontinued operations, net of tax — Value City	2,187	(498)	2,152	83
Income from discontinued operations, net of tax — Filene’s Basement	4	203	3,009	44,581

Total income (loss) from discontinued operations, net of tax	2,191	(295)	5,161	44,664

Net income (loss)	10,108	(4,229)	51,278	(15,628)
Less: net income attributable to the noncontrolling interests	(13,428)	(9,900)	(33,642)	(15,359)

Net (loss) income attributable to Retail Ventures, Inc.	$(3,320)	$(14,129)	$17,636	$(30,987)

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.11)	$(0.28)	$0.25	$(1.55)
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.11)	$(0.28)	$0.25	$(1.55)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.04	$(0.01)	$0.11	$0.91
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.04	$(0.01)	$0.10	$0.91
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.07)	$(0.29)	$0.36	$(0.63)
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.07)	$(0.29)	$0.36	$(0.63)

Shares used in per share calculations:
Basic	49,037	48,938	49,028	48,855
Diluted	49,037	48,938	49,315	48,855

Amounts attributable to Retail Ventures, Inc. common shareholders:
(Loss) income from continuing operations, net of tax	$(5,511)	$(13,834)	$12,475	$(75,651)
Discontinued operations, net of tax	2,191	(295)	5,161	44,664

Net (loss) income	$(3,320)	$(14,129)	$17,636	$(30,987)

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Number of Shares		Retail Ventures, Inc. Shareholders
								Total
				Retained				Accum-
				Earnings				ulated
		Common		(Accum-				Other	Non-
	Common	Shares in	Common	ulated	Treasury			Comprehen-	controlling
	Shares	Treasury	Shares	Deficit)	Shares	Warrants		sive Loss	Interests	Total
Balance, January 31, 2009	48,691	8	$306,868	$(76,930)	$(59)		$124	$(7,389)	$172,572	$395,186
Net (loss) income from continuing operations				(75,651)					15,359	(60,292)
Net income from discontinued operations				44,664						44,664
Unrealized loss on available-for-sale securities								(99)		(99)

Total comprehensive loss										$(15,727)

Reclassification of unrealized losses on available-for-sale securities to an other-than temporary impairment								754		754
Capital transactions of subsidiary				1,987					3,274	5,261
Stock based compensation expense, before related tax effects			949							949
Exercise of stock options	256		511							511
Cumulative effect of adoption of new accounting pronouncement							(115)	115
Reclassification of warrants to liability							(9)			(9)

Balance, October 31, 2009	48,947	8	$308,328	$(105,930)	$(59)	$		$(6,619)	$191,205	$386,925

Balance, January 30, 2010	48,964	8	$313,147	$(100,277)	$(59)	$		$(6,942)	$197,421	$403,290
Net income from continuing operations				12,475					33,642	46,117
Net income from discontinued operations				5,161						5,161

Total comprehensive income										$51,278

Capital transactions of subsidiary				3,369					3,868	7,237
Stock based compensation expense, before related tax effects			218							218
Net issuance of restricted shares	70		414							414
Exercise of stock options	13		85							85

Balance, October 30, 2010	49,047	8	$313,864	$(79,272)	$(59)	$		$(6,942)	$234,931	$462,522

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	October 30,	October 31,
	2010	2009
Cash from operating activities:
Net income (loss)	$51,278	$(15,628)
Less: income from discontinued operations, net of tax	(5,161)	(44,664)

Income (loss) before discontinued operations	46,117	(60,292)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	2,795	2,630
Stock based compensation expense	218	949
Restricted shares granted	414
Capital transactions of subsidiary	3,369	1,987
Depreciation and amortization	34,823	34,782
Change in fair value of derivative instruments	45,843	40,778
Deferred income taxes and other non current liabilities	(13,607)	(28,053)
Loss on disposal of long-lived assets	805	387
Impairment charges on long-lived assets		481
Impairment charges on receivables from Filene’s Basement		57,897
Non-operating expense		621
Other	5,525	3,274
Change in working capital, assets and liabilities:
Accounts receivable	(4,968)	2,403
Inventories	(70,162)	(45,387)
Prepaid expenses and other current assets	(11,809)	2,951
Accounts payable	18,221	47,703
Proceeds from construction and tenant allowances	1,633	6,680
Accrued expenses	(5,098)	31,244

Net cash provided by operating activities from continuing operations	54,119	101,035

Cash flows from investing activities:
Cash paid for property and equipment	(32,182)	(18,671)
Purchases of available-for-sale investments	(24,918)	(161,147)
Purchases of held-to-maturity investments	(147,348)	(12,105)
Maturities and sales of available-for-sale investments	68,145	101,106
Maturities and sales of held-to-maturity investments	49,876	3,675
Return of capital from equity investment — related party	199
Purchase of tradename	(225)
Transfer of cash from restricted cash		10,261
Transfer of cash to restricted cash		(10,000)

Net cash used in investing activities from continuing operations	(86,453)	(86,881)
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Nine months ended
	October 30,	October 31,
	2010	2009
Cash flows from financing activities:
Debt issuance costs	(758)
Proceeds from exercise of stock options	85	511
Payment of current maturities on long-term obligations		(250)

Net cash (used in) provided by financing activities from continuing operations	(673)	261

Cash and equivalents from discontinued operations:
Operating activities	5,161	20,563
Investing activities		(158)
Financing activities		(25,181)

Net increase (decrease) in cash and equivalents from discontinued operations	5,161	(4,776)
Net (decrease) increase in cash and equivalents from continuing operations	$(33,007)	$14,415
Cash and equivalents, beginning of period	141,773	99,084

Cash and equivalents, end of period	$113,927	$108,723
The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BUSINESS OPERATIONS
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ Common Shares are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”) as of October 30, 2010. DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment. As of October 30, 2010, there were 313 DSW stores located throughout the United States. DSW also supplies shoes, under supply arrangements, for 351 locations for other retailers in the United States.
DSW. On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raised net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of October 30, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.2% of DSW’s outstanding Common Shares and approximately 92.9% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the NYSE under the ticker symbol “DSW”.
DSW is a leading U.S. branded footwear specialty retailer operating 313 shoe stores in 39 states as of October 30, 2010. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. As of October 30, 2010, DSW, pursuant to supply agreements, operated 261 leased shoe departments for Stein Mart, Inc., 68 for Gordmans, Inc., 21 for Filene’s Basement and one for Frugal Fannie’s Fashion Warehouse. Supply agreements results are included within the DSW segment. During the nine months ended October 30, 2010, DSW opened nine new DSW stores and three new leased departments, ceased operations in two DSW stores and seven leased departments and recategorized one combination DSW/Filene’s Basement store as a DSW store.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the DSW segment, debt related expenses and income on investments.
2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2010 (the “2009 Annual Report”).
In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the periods presented.
Allowance for Doubtful Accounts — The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. As of October 30, 2010 and January 30, 2010, the Company’s allowance for doubtful accounts were $2.6 million and $5.3 million, respectively. The decrease in the allowance was primarily related to the reversal of allowances recorded for receivables from liquidating Filene’s Basement due to an initial distribution from the debtor’s estates.
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
Tradenames and Other Intangible Assets, Net — Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames and leases. As of October 30, 2010 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During the nine months ended October 30, 2010, DSW purchased a merchandise tradename for the amount of $0.2 million, amortizable over five years and an indefinite lived tradename for less than $0.1 million. As of both October 30, 2010 and January 30, 2010, the gross balance of other intangible assets was $0.1 million. Accumulated amortization for tradenames was $10.6 million and $10.0 million as of October 30, 2010 and January 30, 2010, respectively. Accumulated amortization for other intangible assets was $0.1 million as of both October 30, 2010 and January 30, 2010. The average useful lives of tradenames and other intangible assets, net are 14 and 15 years as of October 30, 2010 and January 30, 2010, respectively.
Amortization expense for the nine months ended October 30, 2010 was $0.7 million, and $0.2 million will be amortized during the remainder of fiscal 2010. Amortization expense associated with the net carrying amount of intangible assets as of October 30, 2010 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in fiscal 2014.
Customer Loyalty Program — DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability as of October 30, 2010 and January 30, 2010 was $11.9 million and $9.0 million, respectively.
Deferred Rent — Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the original terms of the lease. The Company records the difference between the amounts charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent included in noncurrent liabilities was $34.3 million and $34.4 million as of October 30, 2010 and January 30, 2010, respectively.
Construction and Tenant Allowances — DSW receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the original terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in noncurrent liabilities and were $57.4 million and $59.7 million as of October 30, 2010 and January 30, 2010, respectively.
Noncontrolling Interests — During both the three and nine months ended October 30, 2010 and October 31, 2009, there was an immaterial impact to the net income (loss) attributable to Retail Ventures, Inc. as a result of the additional DSW common shares outstanding from DSW director stock unit grants of 432 and 765 made during each respective three month period and 31,130 and 45,895 made during each respective nine month period.

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
Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $0.2 million as other operating income from gift card breakage during both of the three months ended October 30, 2010 and October 31, 2009. The Company recognized $0.6 million as other operating income from gift card breakage during both of the nine months ended October 30, 2010 and October 31, 2009.
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
Value City
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City operations to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale and paid a fee of $0.5 million to the purchaser. Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $65.1 million as of October 30, 2010.
Filene’s Basement
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). RVI did not realize any cash proceeds from this transaction and agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of October 30, 2010, RVI had recorded a liability of $0.2 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $84.9 million on the transaction as of October 30, 2010. The $84.9 million gain on the disposition of Filene’s Basement is comprised of the following (in thousands):

Total Investment in Filene’s Basement as of April 21, 2009	$(90,026)
Disposition Costs:
Selling costs to dispose of Filene’s Basement	5,848
Outstanding guarantees	400
Impairment of fixed assets not sold	1,666

Total Disposition Costs	7,914

Pre-tax gain on disposition of Filene’s Basement	(82,112)
Less tax effect	(2,805)

After tax gain on disposition of Filene’s Basement	$(84,917)

In accordance with ASC 205-20, Discontinued Operations, changes in the carrying value of assets with residual interest in the discontinued business should be classified within continuing operations. The other accounts receivable from Filene’s Basement existed prior to the disposition of Filene’s Basement and the notes receivable and related interest receivable from Filene’s Basement were not forgiven pursuant to the disposition transaction, but as a result of the May 4, 2009, Filene’s Basement filing for bankruptcy after the disposition transaction. Therefore, the Company recorded bad debt expense in the amount of $57.3 million for the notes receivable, related interest receivable and other accounts receivable from Filene’s Basement in selling, general and administrative expenses within continuing operations. DSW recorded bad debt expense related to the impairment of certain accounts receivable from liquidating Filene’s Basement of $0.6 million. Therefore, included in the consolidated results of operations of RVI for the nine months ended October 31, 2009 is bad debt expense of $57.9 million related to the impairment of these items. On March 3, 2010, an initial distribution from the debtor’s estates of $5.8 million to Retail Ventures and $0.2 million to DSW was made.
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the significant components of Filene’s Basement operating results included in discontinued operations in each of the periods presented (in thousands):

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales				$63,351

Loss before income taxes				$(31,195)
Income tax expense				(345)
Gain on sale	$4	$203	$3,009	76,121

Income from discontinued operations, net of tax — Filene’s Basement	$4	$203	$3,009	$44,581

5.	STOCK BASED COMPENSATION
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
Retail Ventures had a 1991 Stock Option Plan. As of October 30, 2010, there were no outstanding options under this plan.
The following table summarizes the activity of RVI’s stock options, stock appreciation rights (“SARs”) and restricted stock units (“RSUs”) (in thousands):

Nine months ended October 30, 2010	Stock Options	SARs	RSUs
Outstanding beginning of period	826	177	6
Granted	38
Exercised	(13)		(6)
Forfeited	(46)	(4)

Outstanding end of period	805	173
Exercisable end of period	755	165

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Retail Ventures expensed $0.2 million for both the nine months ended October 30, 2010 and October 31, 2009, respectively, related to RVI stock options.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for RVI stock options granted in each of the periods presented:

	Nine months ended
	October 30,	October 31,
	2010	2009
Assumptions:
Risk-free interest rate	2.2%	2.1%
Expected volatility of Retail Ventures common shares	87.6%	84.6%
Expected option term	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of RVI stock options granted in the nine months ended October 30, 2010 and October 31, 2009 was $6.78 per share and $1.94 per share, respectively. The total aggregate intrinsic value of nonvested RVI stock options as of October 30, 2010 was $0.2 million. As of October 30, 2010, the total compensation cost related to nonvested RVI stock options not yet recognized was approximately $0.1 million with a weighted-average expense recognition period remaining of 0.6 years.
Stock Appreciation Rights
Retail Ventures expensed less than $0.1 million and $0.7 million in continuing operations for the nine months ended October 30, 2010 and August 1, 2009, respectively, related to RVI SARs. As of October 30, 2010, the total compensation cost related to nonvested RVI SARS not yet recognized was less than $0.1 million with a weighted-average expense recognition period remaining of 1.4 years.
Restricted Stock Units
Retail Ventures expensed less than $0.1 million in continuing operations for both the nine months ended October 30, 2010 and October 31, 2009, related to RVI restricted stock units. The restricted stock units are settled only in cash in an amount equal to the fair market value of an equivalent number of RVI’s common shares on the date of vesting. Retail Ventures paid $0.1 million to settle vested RVI restricted stock units during the nine months ended October 30, 2010. There were no RVI restricted stock units accrued as of October 30, 2010 and there were less than $0.1 million RVI restricted stock units accrued at January 30, 2010.
Restricted Shares
Retail Ventures expensed $0.4 million in continuing operations for the nine months ended October 30, 2010 related to RVI restricted shares. There was no expense related to RVI restricted shares during the nine months ended October 31, 2009. Retail Ventures issues restricted common shares to certain key employees pursuant to individual employment agreements and certain other grants from time to time, which are approved by the Board of Directors. The agreements condition the vesting of the RVI restricted shares generally upon continued employment with Retail Ventures with such restrictions generally expiring over one to three years. The market value of the RVI restricted shares at the date of grant is charged to expense on a straight-line basis over the period that the restrictions lapse. As of October 30, 2010, Retail Ventures had 70,000 restricted shares outstanding.
The total aggregate intrinsic value of nonvested RVI restricted shares at October 30, 2010 was $1.0 million. As of October 30, 2010, the total compensation cost related to nonvested RVI restricted shares not yet recognized was approximately $0.2 million with a weighted-average expense recognition period remaining of 0.3 years. The weighted-average exercise price for all RVI restricted shares is zero.

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
The following tables summarize the activity of DSW’s stock options and restricted stock units (“RSUs”) (in thousands):

Nine months ended October 30, 2010	Stock Options	RSUs
Outstanding beginning of period	2,504	267
Granted	522	59
Exercised	(82)	(39)
Forfeited	(101)	(11)

Outstanding end of period	2,843	276
Exercisable end of period	1,187
Stock Options
Included in the consolidated statements of operations is expense of $3.5 million and $3.2 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, related to DSW stock options.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for DSW stock options granted in each of the periods presented:

	Nine months ended
	October 30,	October 31,
	2010	2009
Assumptions:
Risk-free interest rate	2.5%	1.9%
Expected volatility of DSW common shares	56.9%	57.6%
Expected option term	4.9 years	4.9 years
Expected dividend yield	0.0%	0.0%
The weighted-average grant date fair value of DSW stock options granted in the nine months ended October 30, 2010 and October 31, 2009 was $13.40 per share and $5.10 per share, respectively. The total aggregate intrinsic value of nonvested DSW stock options as of October 30, 2010 was $25.5 million. As of October 30, 2010, the total compensation cost related to nonvested DSW stock options not yet recognized was approximately $9.0 million with a weighted average expense recognition period remaining of 3.5 years.
Restricted Stock Units
Included in the consolidated statements of operations is expense of $0.7 million and $1.0 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, related to DSW restricted stock units. The total aggregate intrinsic value of nonvested DSW restricted stock units as of October 30, 2010 was $9.2 million. As of October 30, 2010, the total compensation cost related to nonvested DSW restricted stock units not yet recognized was approximately $1.9 million with a weighted-average expense recognition period remaining of 2.6 years. The weighted-average exercise price for all DSW restricted stock units is zero.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Director Stock Units
Included in the consolidated statements of operations is expense of $0.8 million and $0.6 million for the nine months ended October 30, 2010 and October 31, 2009, respectively, related to DSW director stock units. DSW issues stock units to directors who are not employees of DSW or RVI. During the nine months ended October 30, 2010 and October 31, 2009, DSW granted 31,130 and 45,895 director stock units, respectively. As of October 30, 2010, 160,835 DSW director stock units had been issued and no DSW director stock units had been settled.
6.	INVESTMENTS
DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of DSW’s short-term available-for-sale investments generally have renewal dates of every 7 days and longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, DSW has the ability to liquidate these securities shortly after the renewal dates. In addition to short-term investments, DSW has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but generally shorter than two years and are classified as held-to-maturity. DSW also received a return of capital of $0.2 million related to its related party equity investment. During the third quarter of fiscal 2010, DSW sold its fully impaired auction rate security for a gain of $1.5 million.
The following table discloses the major categories of DSW’s investments (in thousands) as of the periods presented:

	Short-term investments		Long-term investments, net
	October 30,	January 30,	October 30,	January 30,
	2010	2010	2010	2010
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$99,822	$124,107
Tax exempt commercial paper	4,000	8,100
Certificates of deposit		15,000

Total available-for-sale investments	$103,822	$147,207

Held-to-maturity:
Term notes	$102,243	$17,058
Bonds			$10,815
Equity investment — related party			952	$1,151

Total investments	$206,065	$164,265	$11,767	$1,151

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	LONG-TERM OBLIGATIONS AND WARRANT LIABILITIES
Long-term obligations as of the periods presented consisted of the following (in thousands):

	October 30,	January 30,
	2010	2010
Credit facilities:
Current maturities of long-term obligations
Premium Income Exchangeable Securities (“PIES”)	$133,750
Discount on PIES	(2,231)

Total short-term obligations	$131,519

Long-term debt net of current maturities
Premium Income Exchangeable Securities (“PIES”)		$133,750
Discount on PIES		(3,993)

Total long-term obligations		$129,757

Availability to DSW under the revolving credit facility	$87,107	$132,560
DSW $100 Million Credit Facility
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of the personal property assets of DSW and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for the ongoing working capital requirements of DSW, and to make permitted acquisitions. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to the management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income, for a maximum of $50.0 million.
As of October 30, 2010, DSW had no outstanding borrowings, had availability under the facility of $87.1 million and had outstanding letters of credit of $12.9 million. As of January 30, 2010 under its previous credit facility, DSW had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million. DSW is in compliance with the covenants under the DSW Credit Facility.
RVI’s net restricted assets as of October 30, 2010 and January 30, 2010 were $234.8 million and $197.4 million, respectively.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Derivative Instruments
In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of October 30, 2010 or January 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
$143,750,000 Premium Income Exchangeable SecuritiesSM (PIES)
On August 10, 2006, Retail Ventures announced the pricing of its 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES, in the aggregate principal amount of $125,000,000. The closing of the transaction took place on August 16, 2006. On September 15, 2006, Retail Ventures closed on the exercise by the sole underwriter of its entire option to purchase an additional aggregate principal amount of $18,750,000 of PIES. The $143,750,000 PIES bear a coupon at an annual rate of 6.625% of the principal amount, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on December 15, 2006 and ending on September 15, 2011. Except to the extent RVI exercises its cash settlement option, the PIES are mandatorily exchangeable, on the maturity date, into Class A Common Shares of DSW, no par value per share, which are issuable upon exchange of DSW Class B Common Shares, no par value per share, beneficially owned by RVI. On the maturity date, each holder of the PIES will receive a number of DSW Class A Common Shares per $50.00 principal amount of PIES equal to the “exchange ratio” described in the RVI prospectus filed with the SEC on August 11, 2006, or if RVI elects, the cash equivalent thereof or a combination of cash and DSW Class A Common Shares. The exchange ratio is equal to the number of DSW Class A Common Shares determined as follows: (i) if the applicable market value of DSW Class A Common Shares equals or exceeds $34.95, the exchange ratio will be 1.4306 shares; (ii) if the applicable market value of DSW Class A Common Shares is less than $34.95 but greater than $27.41, the exchange ratio will be between 1.4306 and 1.8242 shares; and (iii) if the applicable market value of DSW Class A Common Shares is less than or equal to $27.41, the exchange ratio will be 1.8242 shares, subject to adjustment as provided in the PIES. The maximum aggregate gross number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES. As of October 30, 2010 the PIES have been reclassified to a current liability.
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
As of October 30, 2010, the discount on the PIES has a remaining amortization period of 0.9 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	Nine Months Ended
	October 30,	October 31,
	2010	2009
Contractual interest expense	$7,143	$7,090
Amortization of debt discount	1,762	1,618

Total interest expense	$8,905	$8,708

Effective interest rate	8.6%	8.6%
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

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three and nine months ended October 30, 2010, the Company recorded a non-cash charge of $23.5 million and $34.6 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $21.6 million and $30.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. At October 30, 2010 the fair value current liability recorded for the conversion feature was $6.6 million. At January 30, 2010, the fair value asset recorded for the conversion feature was $28.0 million.
The fair value of the conversion feature of the PIES was estimated using the Black-Scholes option-pricing model with the following assumptions in each of the periods presented:

	October 30, 2010	January 30, 2010
Assumptions:
Risk-free interest rate	0.9%	1.3%
Expected volatility of common shares	48.1%	70.9%
Expected option term	0.9 years	1.6 years
Expected dividend yield	0.0%	0.0%
Warrants
The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of both October 30, 2010 and January 30, 2010, the Company had 3,683,959 outstanding warrants. The warrants outstanding as of October 30, 2010 expire on June 11, 2012.
During the three months and nine months ended October 30, 2010, the Company recorded a non-cash charge of $8.2 million and $11.3 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.9 million and $5.3 million, respectively. During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $9.1 million and $10.0 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $4.3 million and $3.7 million, respectively. The fair value of the warrants was $34.3 million and $23.1 million at October 30, 2010 and January 30, 2010, respectively. The fair value of the warrants held by related parties at October 30, 2010 and January 30, 2010 was $16.1 million and $10.8 million, respectively.
Effective November 16, 2010, Retail Ventures, Inc issued 1,214,572 of its common shares, without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to the Company, no underwriters were utilized and no commissions were paid.
The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions in each of the periods presented:

	October 30, 2010	January 30, 2010
Assumptions:
Risk-free interest rate	0.4%	0.8%
Expected volatility of common shares	61.3%	123.0%
Expected option term	1.6 years	2.4 years
Expected dividend yield	0.0%	0.0%

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair values and balance sheet locations of the Company’s derivative (liabilities) assets are as follows (in thousands):

		October 30,	January 30,
	Balance Sheet Location	2010	2010
Warrants	Warrant liability	$(34,328)	$(23,068)
Conversion feature of short-term debt	Conversion feature of short-term debt	(6,553)
Conversion feature of long-term debt	Conversion feature of long-term debt		28,029

Total		$(40,881)	$4,961

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Warrants	$(8,209)	$(9,076)	$(11,260)	$(9,960)
Conversion feature of long-term debt	(23,472)	(21,625)	(34,583)	(30,818)

Expense related to the change in fair value of derivative instruments	$(31,681)	$(30,701)	$(45,843)	$(40,778)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL ASSETS AND LIABILITIES
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

•	Level 3 inputs are unobservable inputs.
Financial assets and liabilities measured at fair value on a recurring basis as of the periods presented consisted of the following (in thousands):

	As of October 30, 2010				As of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$113,927	$113,927			$141,773	$141,773
Short-term investments	206,065		$206,065		164,265		$164,265
Long-term investments, net	11,767		10,815	$952	1,151			$1,151
Conversion feature of long-term debt					28,029		28,029

	$331,759	$113,927	$216,880	$952	$335,218	$141,773	$192,294	$1,151

Liabilities:
Conversion feature of short-term debt	$6,553		$6,553
Warrant liability	34,328		34,328		$23,068		$23,068

	$40,881		$40,881		$23,068		$23,068

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
The following table presents the activity related to level 3 fair value measurements for the periods presented (in thousands):

	Three months ended
	October 30, 2010		October 31, 2009
	Short-term	Long-term	Short-term	Long-term
	investments	investments, net	investments	investments, net
Carrying value at the beginning of the period		$952	$1,771
Transfers between short-term and long-term investments			(1,771)	$1,771
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				729
Other-than-temporary impairment included in net loss				(754)

Carrying value at the end of the period		$952	$	$1,746

	Nine months ended
	October 30, 2010		October 31, 2009
	Short-term	Long-term	Short-term	Long-term
	investments	investments, net	investments	investments, net
Carrying value at the beginning of the period		$1,151	$1,845	$1,266
Transfer out of level 3				(1,266)
Transfers between short-term and long-term investments			(1,845)	1,845
Return of capital from equity investment		(199)
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				655
Other-than-temporary impairment included in net loss				(754)

Carrying value at the end of the period		$952	$	$1,746

There were no non-financial assets measured on a nonrecurring basis during the nine months ended October 30, 2010. As of October 31, 2009, long-lived assets to be held and used with a carrying amount of $1.3 million were written down to their fair value of $0.8 million resulting in an impairment charge of $0.5 million, which was included in earnings.

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
The Company contributed $0.5 million in the third quarter of fiscal 2010 to meet minimum funding requirements under the Pension Plan. The Company was not required to make any contributions during the first three quarters of fiscal 2009 to meet minimum funding requirements under the Pension Plan. The following table shows the components of net periodic cost of the Pension Plan for the periods presented (in thousands):

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Interest cost	$248	$244	$743	$732
Expected return on plan assets	(212)	(189)	(636)	(567)
Amortization of transition asset	(9)	(9)	(26)	(27)
Amortization of net loss	72	143	218	429

Net periodic cost	$99	$189	$299	$567

10.	(LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share are based on the net (loss) income and a simple weighted average of common shares outstanding. Diluted (loss) earnings per share reflects the potential dilution of common shares, related to outstanding stock options, SARs and Warrants, calculated using the treasury stock method. The following is a reconciliation of the components of net (loss) income and number of shares used in the calculation of diluted (loss) earnings per share computations for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands except per share amounts):

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net (loss) income from continuing operations attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(5,511)	$(13,834)	$12,475	$(75,651)

Net (loss) income attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$(3,320)	$(14,129)	$17,636	$(30,987)
For all periods presented, the loss in fair value of Term Loan Warrants (“warrants”) was included in the calculation of the net (loss) income.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Weighted average shares outstanding	49,037	48,938	49,028	48,855
Assumed exercise of dilutive SARs			18
Assumed exercise of dilutive stock options			269

Number of shares for computations of dilutive earnings per share	49,037	48,938	49,315	48,855

For the nine months ended October 30, 2010, the assumed exercise of 1,970,396 warrants was not included in the calculation of shares since there was a loss in fair value of warrants.

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Dilutive (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.11)	$(0.28)	$0.25	$(1.55)

Dilutive (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.07)	$(0.29)	$0.36	$(0.63)

There were 2,390,370 and 530,566 securities outstanding for the quarter ended October 30, 2010 and October 31, 2009, respectively, 2,087,432 and 441,553 of which were for the assumed exercise of warrants, that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of dilutive (loss) earnings per share since the effect would be anti-dilutive due to the quarter-to-date net loss. There were 194,711 securities outstanding for the year-to-date period ended October 31, 2009, 147,184 of which were for the assumed exercise of warrants that had an equity unit exercise price less than the average market price of the common shares for the period, but were not included in the computation of dilutive (loss) earnings per share since the effect would be anti-dilutive due to the year-to-date net loss.
The amount of securities outstanding at October 30, 2010 and October 31, 2009 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
SARs	120	159	120	197
Stock Options	138	309	160	760

Total of all potentially dilutive instruments	258	468	280	957

11.	TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS
The balance sheet caption “Accumulated Other Comprehensive Loss” was $6.9 million at both October 30, 2010 and January 30, 2010 and related to the Pension Plan. For the nine months ended October 30, 2010 the comprehensive income was $51.3 million. For the nine months ended October 31, 2009 the comprehensive loss was $15.7 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12.	INCOME TAXES
Effective February 4, 2007, in accordance with ASC 740 Income Taxes, the Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company has determined that there is a probability that future taxable income may not be sufficient to fully utilize deferred tax assets. The valuation allowance as of October 30, 2010 and January 30, 2010 was $89.5 million and $91.8 million, respectively. Based on available data, the Company believes it is more likely than not that the remaining deferred tax assets will be realized.
The tax rate of 45.5% for the nine month period ended October 30, 2010 reflects the impact of the change in fair value of warrants, included in book income but not tax income, and changes due to the value of the derivative instruments on federal and state deferred tax assets.
The Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the fiscal years prior to 2007. The Company is not currently under audit by the IRS. There are several state audits and appeals ongoing for fiscal years from 2006 through 2009. The Company estimates the range of possible changes that may result from the examinations to be insignificant at this time.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expenses in its condensed consolidated statements of income. As of October 30, 2010 and January 30, 2010, $0.5 million and $1.9 million, respectively, were accrued for the payment of interest and penalties.
13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
A supplemental schedule of cash flow information is presented below (in thousands):

	Nine months ended
	October 30,	October 31,
	2010	2009
Cash paid during the period for:
Interest	$7,143	$7,143
Income taxes	$65,612	$12,536
Noncash activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$4,740	$1,372
Capital contribution to subsidiary	$945
Amortization of investment discounts and premiums	$1,630
14.	SEGMENT REPORTING
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
The Company has identified its segments based on the chief operating decision makers responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and noncontrolling interest. The goodwill balance of $25.9 million outstanding at October 30, 2010 and January 30, 2010, is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the DSW segment.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The tables below present segment information for the three and nine months ended October 30, 2010 and October 31, 2009 and as of October 30, 2010 and January 31, 2010 (in thousands):

	DSW	Corporate	Total
Three months ended October 30, 2010
Net Sales	$489,269		$489,269
Operating profit (loss)	55,072	$(37,852)	17,220
Depreciation and amortization	11,328	109	11,437
Interest expense	211	3,124	3,335
Interest income	1,256	2	1,258
(Provision) benefit for income taxes	(22,104)	13,378	(8,726)

Capital expenditures	16,858		16,858

Three months ended October 31, 2009
Net Sales	$444,621		$444,621
Operating profit (loss)	44,721	$(34,212)	10,509
Depreciation and amortization	11,691	110	11,801
Interest expense	176	3,060	3,236
Interest income	621	5	626
(Provision) benefit for income taxes	(17,781)	6,702	(11,079)

Capital expenditures	3,636		3,636

Nine months ended October 30, 2010
Net Sales	$1,353,926		$1,353,926
Operating profit (loss)	142,312	$(51,802)	90,510
Depreciation and amortization	34,495	328	34,823
Interest expense	699	9,333	10,032
Interest income	2,666	5	2,671
(Provision) benefit for income taxes	(56,628)	18,096	(38,532)

Capital expenditures	34,953		34,953

Nine months ended October 31, 2009
Net Sales	$1,199,957		$1,199,957
Operating profit (loss)	68,185	$(106,562)	(38,377)
Depreciation and amortization	34,415	367	34,782
Interest expense	547	9,131	9,678
Interest income	1,824	67	1,891
(Provision) benefit for income taxes	(27,498)	13,991	(13,507)

Capital expenditures	16,776		16,776

As of October 30, 2010
Total assets	$965,396	$34,347	$999,743

As of January 30, 2010
Total assets	$850,756	$52,709	$903,465

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15.	COMMITMENTS AND CONTINGENCIES
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation, including legal fees, where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to these proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
The Company is exposed to a number of asserted and unasserted claims encountered in the course of its business. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Guarantees and Liabilities related to Discontinued Operations
RVI may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or Retail Ventures Services, Inc. (“RVS”) may have the ability to reduce the estimated potential liability of $0.6 million. The amount of any reduction is not reasonably estimable.
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
As of October 30, 2010, RVI had recorded an estimated potential liability of $0.4 million, of which $0.3 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts of approximately $0.1 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $0.3 million. As of January 30, 2010, RVI had recorded an estimated liability of $2.9 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments of $0.5 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $2.4 million.
On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. (collectively, “Debtors”) filed a complaint against RVI, Retail Ventures Services, Inc., and DSW (the “Defendants”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The complaint relates to Debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.
In the complaint, Debtors have alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims are related to transfers made by Debtors to the Defendants during the one year period preceding Debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. Debtors have sought damages that total approximately $373.4 million.

RETAIL VENTURES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Defendants intend to contest the lawsuit vigorously and believe it is without merit and that there are substantial factual and legal defenses to the claims at issue. The reasonable estimate of the liability related to the Debtor’s litigation is approximately $4.0 million and as of October 30, 2010 we have accrued $4.0 million in Accrued Expenses – Other and expensed approximately $4.0 million in SG&A expense from continuing operations related to the Debtor’s litigation.
Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of October 30, 2010 and January 30, 2010, RVI had recorded a current liability of $0.2 million and $0.4 million, respectively, for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
Contractual Obligations
As of October 30, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $1.9 million as of October 30, 2010. In addition, DSW has signed lease agreements for five new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $4.5 million. In connection with the new lease agreements, DSW will receive a total of $2.5 million of construction and tenant allowance reimbursements for expenditures at these locations.

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
OVERVIEW
Retail Ventures is a holding company operating retail stores in one of its two segments and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis, and RVI also does not have any credit facilities under which it can borrow funds. DSW is a leading U.S. branded footwear specialty retailer operating 313 shoe stores in 39 states as of October 30, 2010. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. In addition, DSW operates 351 leased shoe departments for four other retailers as of October 30, 2010. DSW’s typical customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold to the public. As of October 30, 2010, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.2% of DSW’s outstanding Common Shares and approximately 92.9% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an aggregate after-tax loss of $65.1 million on the transaction as of October 30, 2010. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an aggregate after-tax gain of $84.9 million on the transaction as of October 30, 2010. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW.

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
As of October 30, 2010 we are not providing transition services to Value City or Syms.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes as of October 30, 2010.

Cautionary Statement Regarding Forward-Looking Information for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
Some of the statements in this Quarterly Report on Form 10-Q contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on current plans, estimates and expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to the risks discussed in “Part I, Item 1A, Risk Factors” in each of our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2010 (the “2009 Annual Report”), and other factors discussed from time to time in our other filings with the SEC, some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	our ability to manage and enhance liquidity;

•	DSW’s success in opening and operating new stores on a timely and profitable basis;

•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;

•	DSW maintaining good relationships with its vendors;

•	DSW’s ability to anticipate and respond to fashion trends;

•	fluctuation of DSW’s comparable store sales and quarterly financial performance;

•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;

•	the impact of the disposition of Filene’s Basement and of a majority interest in Value City and the reliance on remaining subsidiaries to pay indebtedness and intercompany service obligations;

•	the risk of Value City and liquidating Filene’s Basement not paying us or their creditors, for which Retail Ventures may have some liability;

•	the risk of New Filene’s Basement not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;

•	the impact of Value City and Filene’s Basement on our liquidity;

•	disruption of DSW’s distribution operations;

•	our dependence on DSW for key services;

•	failure to retain our key executives or attract qualified new personnel;

•	DSW’s competitiveness with respect to style, price, brand availability and customer service;

•	uncertain general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	the success of dsw.com;

•	lease of an office facility;

•	risks related to our cash and investments; and

•	various risks associated with the Value City bankruptcy proceedings.
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

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our Consolidated Financial Statements for the year ended January 30, 2010 contained in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission (“SEC”) on October 12, 2010 (the “2009 Annual Report”). We base these estimates and judgments on our historical experience and other factors we believe to be relevant, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact-specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. There have been no significant changes to our critical accounting policies since the 2009 Annual Report.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended		Nine months ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(54.9)	(53.7)	(54.5)	(55.5)

Gross profit	45.1	46.3	45.5	44.5
Selling, general and administrative expenses	(35.1)	(37.1)	(35.4)	(44.3)
Change in fair value of derivative instruments	(6.5)	(6.9)	(3.4)	(3.4)

Operating profit (loss)	3.5	2.3	6.7	(3.2)
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)
Interest income	0.3	0.2	0.2	0.2

Interest expense, net	(0.4)	(0.5)	(0.5)	(0.6)
Non-operating income (expense), net	0.3	(0.2)	0.1	(0.1)

Income (loss) from continuing operations before income taxes	3.4	1.6	6.3	(3.9)
Income tax expense	(1.8)	(2.5)	(2.9)	(1.1)

Income (loss) from continuing operations	1.6	(0.9)	3.4	(5.0)
Less: net income attributable to noncontrolling interests	(2.7)	(2.2)	(2.5)	(1.3)

Net (loss) income attributable to Retail Ventures, Inc.	(1.1)%	(3.1)%	0.9%	(6.3)%

THREE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2009
Net Sales. Net sales for the third quarter of fiscal 2010 increased 10.0% from the third quarter of fiscal 2009. The following table summarizes the increase in net sales for the three months ended October 30, 2010 (in millions):

Net sales for the three months ended October 31, 2009	$444.6
Increase in comparable sales	43.6
Net increase from non-comparable and closed store sales	1.1

Net sales for the three months ended October 30, 2010	$489.3

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and a higher percentage of those customers making a purchase. For the DSW stores and dsw.com, all merchandise categories had positive comparable sales and increased in women’s footwear by 12.8%, men’s by 7.0%, athletic by 9.7% and accessories by 21.0%.
Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit decreased, as a percent of net sales, from 46.3% for the third quarter of fiscal 2009 to 45.1% for the third quarter of fiscal 2010. The decrease as a percent of net sales is the result of an increase in markdown activity. Markdown activity was higher as our inventory was more appropriately positioned for the sales volume when compared to last year when sales significantly exceeded our expectations.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $7.0 million from $164.9 million in the third quarter of fiscal 2009 to $171.9 million in the third quarter of fiscal 2010. SG&A expense decreased, as a percentage of net sales, from 37.1% for the third quarter of fiscal 2009 to 35.1% for the third quarter of fiscal 2010.
DSW segment SG&A expenses as a percentage of net sales were 33.9% and 36.3% for the third quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively. Operating expenses for the quarter leveraged as a result of the sales increase compared to last year and a significant reduction in bonus expense. Bonus expense for the third quarter of fiscal 2009 included an increase in the year-to-date bonus accrual as a result of improvement in the expected 2009 annual results. Overhead and store expenses leveraged due to the sales increase and were partially offset by an increase in marketing and new store opening expenses.
Corporate segment SG&A expense increased $2.7 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, primarily due to the $4.0 million accrued for the complaint filed by Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. (collectively, “Debtors”).
Change in Fair Value of Derivative Instruments. During the third quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash charge of $8.2 million and $9.1 million, respectively, relating to the changes in fair value of the warrants. During the third quarter of fiscal 2010 and fiscal 2009, the Company recorded a non-cash charge of $23.5 million and $21.6 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the third quarter of fiscal 2010 was $17.2 million compared to operating profit of $10.5 million for the third quarter of fiscal 2009, an increase of $6.7 million. Operating profit as a percentage of net sales was 3.5% and 2.3% for the third quarter of fiscal 2010 and fiscal 2009, respectively.
The operating profit for the DSW segment increased $10.4 million to $55.1 million for the third quarter of fiscal 2010 from $44.7 million for the third quarter of fiscal 2009, which was primarily the result of an increase in gross profit partially offset by an increase in operating expenses. Operating profit for the DSW segment as a percentage of net sales was 11.3% and 10.1% for the third quarter of fiscal 2010 and fiscal 2009, respectively.
The operating loss for the Corporate segment increased $3.7 million to an operating loss of $37.9 million for the third quarter of fiscal 2010 from an operating loss of $34.2 million for the third quarter of fiscal 2009, primarily due to the change in fair value of derivative instruments.

Interest Expense. Interest expense for the third quarter of fiscal 2010 increased $0.1 million to $3.3 million compared to the third quarter of fiscal 2009.
Interest Income. Interest income increased $0.6 million in the third quarter of fiscal year 2010 compared to the third quarter of fiscal 2009, primarily as a result of the reversals of interest reserves related to uncertain tax positions which were released during the third quarter of fiscal 2010.
Non-operating Income, (Expense), Net. Non-operating income, net of non-operating expense, for the third quarter of fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter. Non-operating expense for the third quarter of fiscal 2009 resulted from an other-than-temporary impairment related to an auction rate security.
Income Taxes. The effective tax rate for third quarter of fiscal 2010 was 52.4% compared to a 155.1% effective tax rate for the third quarter of fiscal 2009. The effective tax rate reflects the impact of the change in fair value of the warrants which are included for book income but not tax income, and changes due to the value of the derivative instruments on federal and state deferred tax assets.
Income (Loss) from Continuing Operations. For the third quarter of fiscal 2010, income from continuing operations was $7.9 million compared to loss from continuing operations of $3.9 million during the third quarter of fiscal 2009. Income from continuing operations as a percentage of net sales was 1.6% and loss from continuing operations as a percentage of net sales was 0.9% for the third quarter of fiscal 2010 and fiscal 2009, respectively.
Income (Loss) from Discontinued Operations, net of tax – Value City. During the third quarter of fiscal 2010 and fiscal 2009, the income from discontinued operations, net of tax – Value City of $2.2 million and the loss from discontinue operations, net of tax – Value City of $0.5 million, respectively, was primarily due to revaluation of guarantees due to the passage of time.
Income from Discontinued Operations, net of tax – Filene’s Basement. During the third quarter of fiscal 2010, the income from discontinued operations, net of tax – Filene’s Basement of less than $0.1 million was due to a change in the income tax.
During the quarter ended October 31, 2009, the gain from discontinued operations, net of tax – Filene’s Basement of $0.2 million was primarily due to adjustments of the guarantees due to the passage of time.
Noncontrolling Interests. For the third quarter of fiscal 2010 and fiscal 2009, net income attributable to Retail Ventures was impacted by $13.4 million and $9.9 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
NINE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2009
Net Sales. Net sales for the nine months ended October 30, 2010 increased 12.8% from the nine months ended October 31, 2009. The following table summarizes the increase in net sales for the nine months ended October 30, 2010 (in millions):

Net sales for the nine months ended October 31, 2009	$1,200.0
Increase in comparable sales	148.1
Net increase from non-comparable and closed store sales	5.8

Net sales for the nine months ended October 30, 2010	$1,353.9

Beginning in the first quarter of fiscal 2010, dsw.com is included in the change in comparable sales. The increase in comparable sales was primarily a result of an increase in transactions driven by more customers visiting our stores and dsw.com and a higher percentage of those customers making a purchase. For the DSW stores and dsw.com, all merchandise categories had positive comparable sales, and increased in women’s footwear by 14.7%, men’s by 12.7%, athletic by 12.2% and accessories by 14.1%.
Gross Profit. Gross profit is defined as net sales less cost of sales. Gross profit increased as a percent of net sales to 45.5% from 44.5% for the comparable period last year due to a reduction in markdown activity during the spring season as a result of sales exceeding our expectations.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $51.2 million from $531.1 million in the nine months ended October 31, 2009 to $479.9 million in the nine months ended October 30, 2010. SG&A expense decreased, as a percentage of net sales, from 44.3% for the nine months ended October 31, 2009 to 35.4% for the nine months ended October 30, 2010.
DSW segment SG&A expenses as a percentage of net sales was 35.0% and 38.8% for the nine months ended October 30, 2010 and the nine months ended October 31, 2009, respectively. Overhead, store, and marketing expenses decreased as a percentage of net sales as a result of the sales increase and expense management.
Corporate segment SG&A expense decreased $59.8 million for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The decrease in SG&A expense was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. This was partially offset by the $4.0 million accrued for the complaint filed by the Debtors.
Change in Fair Value of Derivative Instruments. During the nine months ended October 30, 2010 and October 31, 2009, the Company recorded a non-cash charge of $11.3 million and $10.0 million, respectively, related to the change in fair value of the warrants. During the nine months ended October 30, 2010 and October 31, 2009, the Company recorded a non-cash charge of $34.6 million and $30.8 million, respectively, related to the change in the fair value of the conversion feature of the PIES. The change in the fair value of the derivatives is primarily due to the changes in the RVI and DSW stock prices.
Operating Profit (Loss). Operating profit for the nine months ended October 30, 2010 was $90.5 million compared to operating loss of $38.4 million for the nine months ended October 31, 2009, an increase of $128.9 million. Operating profit as a percentage of net sales was 6.7% and operating loss as a percentage of net sales was 3.2% for the nine months ended October 30, 2010 and October 31, 2009, respectively.
The operating profit for the DSW segment increased $74.1 million to $142.3 million for the nine months ended October 30, 2010 from $68.2 million for the nine months ended October 31, 2009, which was primarily the result of an increase in gross profit partially offset by an increase in operating expenses. Operating profit for the DSW segment as a percentage of net sales was 10.5% and 5.7% for the nine months ended October 30, 2010 and October 31, 2009, respectively.
The operating loss for the Corporate segment decreased $54.8 million to an operating loss of $51.8 million for the nine months ended October 30, 2010 from an operating loss of $106.6 million for the nine months ended October 31, 2009 primarily due to the decrease in SG&A expense.
Interest Expense. Interest expense for the nine months ended October 30, 2010 increased $0.4 million to $10.0 million compared to the nine months ended October 31, 2009.
Interest Income. Interest income increased $0.8 million in the nine months ended October 30, 2010 compared to the nine months ended October 31, 2009. The increase in interest income is primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during the nine months ended October 30, 2010.
Non-operating Income (Expense), net. Non-operating income, net of non-operating expense for the nine months ended October 30, 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during the third quarter. Non-operating expense for the nine months ended October 31, 2009 resulted from other-than-temporary impairments related to auction rate securities partially offset by realized gains related to the sale of preferred shares.
Income Taxes. The effective tax rate for nine months ended October 30, 2010 was 45.5% compared to a negative 28.9% effective tax rate for the nine months ended October 31, 2009. The effective tax rate reflects the impact of the change in fair value of the warrants which are included for book income but not tax income, and changes due to the value of the derivative instruments on federal and state deferred tax assets.
Income (Loss) from Continuing Operations. For the nine months ended October 30, 2010, income from continuing operations was $46.1 million compared to loss from continuing operations of $60.3 million during the nine months ended October 31, 2009. Income from continuing operations as a percentage of net sales was 3.4% and loss from continuing operations as a percentage of net sales was 5.0% for the nine months ended October 30, 2010 and October 31, 2009, respectively.

Income(Loss) from Discontinued Operations, net of tax – Value City. During the nine months ended October 30, 2010 and October 31, 2009, the income from discontinued operations, net of tax – Value City of $2.2 million and $0.1 million respectively, was primarily due to revaluation of guarantees due to the passage of time.
Income from Discontinued Operations, net of tax – Filene’s Basement. During the nine months ended October 30, 2010, the $3.0 million gain from discontinued operations, net of tax – Filene’s Basement is primarily due to an initial distribution from the debtor’s estates.
During the nine months ended October 31, 2009, the income from discontinued operations, net of tax – Filene’s Basement was comprised of two components; the gain on the disposition of Filene’s Basement of $76.1 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax expense of $1.8 million in the aggregate.
Noncontrolling Interests. For the nine months ended October 30, 2010 and October 31, 2009, net income attributable to Retail Ventures was impacted by $33.6 million and $15.4 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
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
We are exposed to a number of asserted and unasserted claims encountered in the course of our business. We believe adequate provision has been made for all such asserted and unasserted claims in accordance with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
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
Net working capital is defined as current assets less current liabilities and was $305.8 million and $369.2 million at October 30, 2010 and January 30, 2010, respectively. The decrease in net working capital is primarily due to the classification of the PIES as a current liability as of October 30, 2010 and an increase in accounts payable, partially offset by a seasonal increase in inventory. At October 30, 2010 and January 30, 2010, the current ratio was 1.7 and 2.4, respectively.
Net cash provided by operating activities from continuing operations was $54.1 million for the nine months ended October 30, 2010 as compared to $101.0 million provided by operating activities from continuing operations for the nine months ended October 31, 2009. Net income increased as compared to the prior period but the increase was offset by changes in working capital. The decrease in cash provided by operations was primarily a result of a seasonal increase in inventory and changes in accrued taxes.
Net cash used in investing activities was $86.5 million compared to $86.9 million for the nine months ended October 31, 2009. During the nine months ended October 30, 2010, DSW incurred capital expenditures of $35.0 million, of which $22.0 million related to stores, $9.6 million related to information technology and infrastructure and $3.4 million related to supply chain projects and warehouses. During the nine months ended October 30, 2010 DSW had net purchases of short-term investments of $54.2 million.
DSW expects to spend approximately $50 million for capital expenditures in fiscal 2010. DSW’s future investments will depend primarily on the number of stores it opens and remodels, infrastructure and information technology programs that it undertakes and the timing of these expenditures. DSW opened nine stores in fiscal 2010. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.5 million, fixtures and leasehold improvements typically accounted for $0.7 million and new store advertising and other new store expenses typically accounted for $0.2 million.
Net cash used in financing activities from continuing operations was $0.6 million for the nine months ended October 30, 2010 as compared to $0.3 million provided by financing activities from continuing operations for the nine months ended October 31, 2009.
DSW has a $100 million credit facility under which DSW and its subsidiaries are co-borrowers (the “DSW Credit Facility”). RVI has outstanding $133,750,000 of 6.625% Mandatorily Exchangeable Notes due September 15, 2011, or PIES. Collectively, the DSW Credit Facility and the PIES are sometimes referred to herein as the “Credit Facilities.”
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

The Credit Facilities are described more fully below:
DSW $100 Million Credit Facility
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of the personal property assets of DSW and its subsidiaries with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for the ongoing working capital requirements of DSW and to make permitted acquisitions. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Facility), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Facility) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to the management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and pay cash dividends up to the aggregate amount of 50% of the previous year’s net income for a maximum of $50.0 million.
As of October 30, 2010, DSW had no outstanding borrowings, had availability under the facility of $87.1 million and had outstanding letters of credit of $12.9 million. As of January 30, 2010 under its previous credit facility, DSW had no outstanding borrowings, had availability under the facility of $132.6 million and had outstanding letters of credit of $17.4 million.
RVI’s net restricted assets as of October 30, 2010 and January 30, 2010 were $234.8 million and $197.4 million, respectively.
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
During the three and nine months ended October 30, 2010, the Company recorded a non-cash charge of $23.5 million and $34.6 million, respectively, related to the change in fair value of the conversion feature of the PIES. During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $21.6 million and $30.8 million, respectively, related to the change in fair value of the conversion feature of the PIES. As of October 30, 2010 the current fair value liability recorded for the conversion feature of the PIES was $6.6 million. As of January 30, 2010, the fair value asset recorded for the conversion feature of the PIES was $28.0 million.

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
During the three and nine months ended October 30, 2010, the Company recorded a non-cash charge of $8.2 million and $11.3 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.9 and $5.3 million, respectively. During the three and nine months ended October 31, 2009, the Company recorded a non-cash charge of $9.1 million and $10.0 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $4.3 million and $3.7 million, respectively. The fair value of the warrants was $34.3 million and $23.1 million at October 30, 2010 and January 30, 2010, respectively.
Effective November 16, 2010, Retail Ventures, Inc issued 1,214,572 of its common shares, without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to the Company, no underwriters were utilized and no commissions were paid.
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
On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. As of October 30, 2010 and January 30, 2010, the amount of RVI’s guarantees of Value City commitments was $0.4 million and $2.9 million, respectively. The reduction in the liability through October 30, 2010 is primarily due to payments to the guaranteed party and revaluation of guarantees due to the passage of time.
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
On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. (collectively, “Debtors”) filed a complaint against RVI, Retail Ventures Services, Inc., and DSW (the “Defendants”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The complaint relates to Debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.
In the complaint, Debtors have alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims are related to transfers made by Debtors to the Defendants during the one year period preceding Debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. Debtors have sought damages that total approximately $373.4 million.

Defendants intend to contest the lawsuit vigorously and believe it is without merit and that there are substantial factual and legal defenses to the claims at issue. The reasonable estimate of the liability related to the Debtor’s litigation is approximately $4.0 million and as of October 30, 2010 we have accrued $4.0 million in Accrued Expenses – Other and expensed approximately $4.0 million in SG&A expense from continuing operations related to the Debtor’s litigation. An unfavorable outcome could have a material adverse effect on RVI’s consolidated financial position, liquidity or results of operations.
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of October 30, 2010, RVI has recorded a liability of $0.2 million for the guarantees of Filene’s Basement commitments for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment. As of October 30, 2010 we are not providing any services to Syms.
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
Contractual Obligations and Off-Balance Sheet Arrangements
DSW had outstanding letters of credit that totaled approximately $12.9 million as of October 30, 2010 under its $100 million credit facility and as of January 30, 2010 $17.4 million of letters of credit were outstanding under DSW’s previous facility. If certain conditions are met under these arrangements, DSW would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience and future expectations, DSW does not expect to make any significant payment outside of terms set forth in these arrangements.
As of October 30, 2010, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $1.9 million as of October 30, 2010. In addition, DSW has signed lease agreements for five new store locations expected to be opened over the next eighteen months, with total annual rent of approximately $4.5 million. In connection with the new lease agreements, DSW will receive a total of $2.5 million of construction and tenant allowance reimbursements for expenditures at these locations
We operate all of our stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases based on lease by lease review at lease inception. The Company had no capital leases outstanding as of October 30, 2010 or January 30, 2010.
The Company had no “off-balance sheet” arrangements as of October 30, 2010 or January 30, 2010 as that term is defined by the SEC.

PROPOSED ACCOUNTING STANDARDS
The FASB periodically issues statements and interpretations, some of which require implementation by a date falling within or after the close of the fiscal year. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the new accounting standards issued or implemented during the period ended October 30, 2010.
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
Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. DSW also has investments in various short-term and long-term investments. DSW’s available-for-sale investments generally renew every seven days, and they have held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit DSW’s ability to invest in higher income investments.
Warrants
For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
As of October 30, 2010, the Company had 3,683,959 warrants outstanding.
During the three and nine months ended October 30, 2010, the Company recorded a non-cash charge of $8.2 million and $11.3 million, respectively, related to the change in the fair value of the warrants, of which the portion held by related parties was a non-cash charge of $3.9 million and $5.3 million, respectively. The $34.3 million value ascribed to the warrants was estimated as of October 30, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.4%; expected life of 1.6 years; expected volatility of 61.3%; and an expected dividend yield of 0.0%. The Term Loan Warrants (“warrants”) expire on June 11, 2012. As the warrants may be exercised for either RVI Common Shares or Class A Common Shares of DSW owned by RVI, the settlement of these warrants will not result in a cash outlay by the Company.
Conversion Feature of PIES
During the three and nine months ended October 30, 2010, the Company recorded a non-cash charge of $23.5 million and $34.6 million, respectively, related to the change in fair value of the conversion feature of the PIES. The $6.6 million value of the short-term liability ascribed to the conversion feature of the PIES was estimated as of October 30, 2010 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.9%; expected life of 0.9 years; expected volatility of 48.1%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and is being amortized into interest expense over the term of the PIES.
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
The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers concluded, as of October 30, 2010, that such disclosure controls and procedures were effective.

As noted in the Form 10-K/A filed by the Company on October 12, 2010, during the third quarter management identified a material weakness related to the controls over the calculation of diluted (loss) earning per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders disclosed in the consolidated financial statement for years ended January 31, 2009 and February 2, 2008. Management determined that there were ineffective controls over these calculations which resulted from the inappropriate preparation and review of the diluted earnings per share calculation. The Company mitigated this control weakness by enhancing the review of the calculation of diluted (loss) earning per share from continuing operations attributable to Retail Ventures, Inc. common shareholders and diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders. Other than this change, no change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. (collectively, “Debtors”) filed a complaint against RVI, Retail Ventures Services, Inc., and DSW (the “Defendants”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The complaint relates to Debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.
In the complaint, Debtors have alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims are related to transfers made by Debtors to the Defendants during the one year period preceding Debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. Debtors have sought damages that total approximately $373.4 million.
Defendants intend to contest the lawsuit vigorously and believe it is without merit and that there are substantial factual and legal defenses to the claims at issue. The reasonable estimate of the liability related to the Debtor’s litigation is approximately $4.0 million and as of October 30, 2010 we have accrued $4.0 million in Accrued Expenses – Other and expensed approximately $4.0 million in SG&A expense from continuing operations related to the Debtor’s litigation. An unfavorable outcome could have a material adverse effect on RVI’s consolidated financial position, liquidity or results of operations.
The Company is also involved in various legal proceedings that are incidental to the conduct of its business. The Company estimates the range of liability related to pending litigation where the amount of the range of loss can be estimated. The Company records its best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, the Company records the most likely estimated liability related to the claim. In the opinion of management, the amount of any potential liability with respect to current legal proceedings will not be material to the Company’s results of operations or financial condition. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise the estimates as needed. Revisions in its estimates and potential liability could materially impact the Company’s results of operations and financial condition.
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

Risk Factors Relating to DSW
DSW opened nine stores in fiscal 2010 and plans to open ten to fifteen stores each year for the next three to five years, which could strain its resources and have a material adverse effect on its business and financial performance.
DSW’s continued and future growth largely depends on its ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2009, 2008 and 2007, DSW opened 9, 41 and 37 new DSW stores, respectively. DSW opened nine stores in fiscal 2010 and plans to open ten to fifteen stores each year for fiscal 2011 and beyond. As of October 30, 2010, DSW has signed leases for an additional five stores opening in fiscal 2011. During fiscal 2009, the average investment required to open a typical new DSW store was approximately $1.4 million. This continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources. For example, DSW’s planned expansion will require it to increase investments in management information systems and distribution facilities. These increased demands and operating complexities could cause DSW to operate its business less efficiently, have a material adverse effect on its operations and financial performance and slow its growth.
Restrictions in DSW’s secured revolving credit facility could limit its operational flexibility.
DSW has a $100 million secured revolving credit facility (“the DSW Credit Facility”) with a term expiring June 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The DSW credit facility is secured by a lien on substantially all of DSW’s and its subsidiaries’ personal property assets with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. The DSW credit facility provides for a sub-limit to foreign borrowers that could subject us to foreign currency rate risk. In addition, the DSW Credit Facility contains usual and customary restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or its payment obligations would limit DSW’s ability to borrow under the DSW Credit Facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
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
Retail Ventures made no purchases of its common shares during the third quarter of the 2010 fiscal year.
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

RETAIL VENTURES, INC. (Registrant)
Date: December 8, 2010	By:	/s/ James A. McGrady
James A. McGrady, Chief Executive Officer,
President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

10.1	*	Lease dated August 26, 2010 by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re Nashua, NH store

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

*	Filed herewith