Form 10-K
period 2011-01-29
RETAIL VENTURES INC
filed 2011-03-28
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 29, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting common equity held by non-affiliates of the registrant computed by reference to the price at which such voting common equity was last sold, as of July 31, 2010, was $228,988,886.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,251,878 Common Shares were outstanding at March 1, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Retail Ventures, Inc.’s fiscal 2010 Proxy Statement, which will be filed no later than 120 days after January 29, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RETAIL VENTURES, INC. FORM 10-K

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
Some of the statements in this Annual Report on Form 10-K contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or other comparable words or the negative version of those words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates, expectations and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to numerous risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to other factors discussed elsewhere in this report, including those described under “Part I, Item 1A. Risk Factors,” some important factors that could cause actual results, performance or achievements for the Company to differ materially from those discussed in forward-looking statements include, but are not limited to, the following:
•	the anticipated benefits of the proposed merger with DSW taking longer to realize or not being achieved in their entirety;

•	the proposed merger with DSW being more expensive to complete than anticipated, including as a result of unexpected factors or events;

•	the possibility of adverse publicity or litigation related to the proposed merger with DSW, including an adverse outcome thereof and the costs and expenses associated therewith;

•	the risk that the proposed merger with DSW will not close, will be delayed or not close when expected;

•	our ability to manage and enhance liquidity;

•	fluctuations in the trading price and volume of Retail Ventures and DSW common shares;

•	we are controlled by Schottenstein Stores Corporation and its affiliates (“SSC”) who may compete directly against us and whose interests may differ from our other shareholders;

•	DSW’s success in opening and operating new stores on a timely and profitable basis;

•	continuation of DSW’s supply agreements and the financial condition of its leased business partners;

•	DSW maintaining good relationships with its vendors;

•	DSW’s ability to anticipate and respond to fashion trends;

•	fluctuation of DSW’s comparable sales and quarterly financial performance;

•	the realization of our bankruptcy claims related to liquidating Filene’s Basement and Value City;

•	RVI’s reliance on a credit facility from SEI, Inc. to pay ongoing expenses, indebtedness and intercompany service obligations;

•
the risk of liquidating Filene’s Basement (Refer to Item 1. Business for definition of liquidating Filene’s Basement) not paying us or their creditors, for which Retail Ventures may have some liability;

•
the risk of New Filene’s Basement (Refer to Item 1. Business for definition of New Filene’s Basement) not paying obligations related to the assets it has assumed from liquidating Filene’s Basement if such obligations are subject to ongoing guarantee by us;

•	the impact of Value City and Filene’s Basement on our liquidity;

•	disruption of DSW’s distribution and fulfillment operations;

•	our dependence on DSW for key services;

•	failure to retain DSW’s or our key executives or attract qualified new personnel;

•	DSW’s competitiveness with respect to style, price, brand availability and customer service;

•	DSW’s reliance on “DSW Rewards” program to drive traffic, sales and loyalty;

•	uncertain general economic conditions;

•	risks inherent to international trade with countries that are major manufacturers of footwear;

•	lease of an office facility;

•	risks related to our cash and investments; and

•	risks related to our Premium Income Exchangeable Securities.
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
History of Our Business
Retail Ventures is a holding company operating retail stores in one of its two segments and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis. DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states as of January 29, 2011. In addition, DSW also operates 352 leased shoe departments for four other retailers and sells shoes and accessories through dsw.com. DSW offers a large selection of better-branded merchandise. DSW’s typical customers are brand, quality and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not attributable to the DSW segment.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold to the public. As of January 29, 2011, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.0% of DSW’s outstanding Common Shares, including DSW director stock units, and approximately 92.9% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed for trading on the New York Stock Exchange under the symbol “DSW.”
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
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $64.5 million on the transaction as of January 29, 2011. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. filed a complaint against RVI, Retail Ventures Services, Inc., and DSW in the United States Bankruptcy Court for the Southern District of New York. The complaint relates to the debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.

In the complaint, the debtors alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims primarily related to transfers made by the debtors to the defendants during the one year period preceding the debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. The debtors sought damages that totaled approximately $373.4 million.
On January 20, 2011, the Bankruptcy Court approved a settlement between the debtors and the defendants, which became final and non-appealable as of February 4, 2011. The defendants have paid to Value City the settlement payment of $3.6 million and Value City has filed a dismissal of the complaint.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $85.8 million on the transaction as of January 29, 2011. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties.
Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI and $0.3 million to DSW has been made. However, there can be no assurance as to timing or the amount of any additional distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.
As of January 29, 2011 we are not providing transition services to Value City or Syms.
As of January 29, 2011, SSC and its affiliates, in the aggregate, owned approximately 50.6% of the outstanding RVI Common Shares and beneficially owned approximately 52.3% (assumes the issuance of 1,731,460 RVI Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC). In addition to SSC and its affiliates’ ownership of our Common Shares, we also have a number of ongoing related party agreements and arrangements with SSC, which are more fully described in Item 13 of this Annual Report on Form 10-K.
We rely on the cash flow of our subsidiaries, the credit facility from SEI, Inc. (described below) and our cash on hand to meet our obligations, including our obligations under the PIES and under the credit facility with SEI, Inc. and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing credit facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand and the credit facility from SEI, Inc. are not sufficient to meet our operating cash flow needs, we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not currently plan to pay dividends in fiscal 2011, and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the $143,750,000 Premium Income Exchangeable Securities (“PIES”).

On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, of DSW for an aggregate amount of $8.0 million. Proceeds from the sale were used for general corporate purposes and continuing expenses.
On February 8, 2011, RVI and SEI, Inc. (“SEI”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI has made available to RVI a revolving credit facility in the principal amount not to exceed $30,000,000 (the “Credit Facility”). The Credit Facility is subject to the terms and conditions set forth in: (1) the Loan Agreement and (2) a Note, dated February 8, 2011, payable by RVI to the order of SEI in the principal amount of $30,000,000 (the “Note” and, together with the Loan Agreement, the “Loan Documents”). Pursuant to the terms and conditions of the Loan Documents, SEI will advance funds to RVI, and RVI will use the funds to provide for its ongoing working capital and general corporate needs. Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount (or $2,625,000) to SEI. All outstanding principal and accrued but unpaid interest under the Credit Facility is due and payable in full on the earlier of either February 8, 2013 or two days after the closing of the Merger. See “Risk Factors” and Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information about the Loan Agreement.
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
Proposed Merger with DSW
On February 8, 2011, RVI, DSW, and DSW MS LLC, a wholly owned subsidiary of DSW (“DSW Merger LLC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which RVI will merge with and into DSW Merger LLC, with DSW Merger LLC continuing after the Merger as the surviving entity and a wholly-owned subsidiary of DSW (the “Merger”). RVI’s board of directors and the independent members of DSW’s board of directors have approved the Merger Agreement based on the recommendation of a special committee of each board of directors and have recommended that the shareholders of RVI and DSW, respectively, adopt the Merger Agreement and the Merger.
Upon the closing of the Merger, each outstanding RVI common share will be converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elects to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. All compensatory awards based on or comprised of RVI common shares, such as stock options, stock appreciation rights and restricted stock, will be converted into and become, respectively, awards based on or comprised of DSW Class A Common Shares, in each case on terms substantially identical to those in effect immediately prior to the effective time of the Merger, in accordance with the 0.435 exchange ratio.
It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes, so that, in general, none of DSW, RVI, DSW Merger LLC or any of the RVI shareholders will recognize any gain or loss in the transaction, except that RVI shareholders will generally recognize a gain or loss with respect to cash received in lieu of fractional shares of DSW Class A or Class B Common Shares.
The Merger Agreement provides that DSW Merger LLC will assume, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to certain 6.625% mandatorily exchangeable notes due September 15, 2011, known as Premium Income Exchangeable Securities or PIES, and will assume by operation of law the warrants issued by RVI to purchase DSW Class A Common Shares outstanding immediately prior to the effective time of the Merger.
Upon the closing of the Merger, one of RVI’s current board members will be appointed to DSW’s board of directors.

The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. The transaction is not subject to any financing condition. The completion of the Merger is conditioned upon, among other things:
•
adoption of the Merger Agreement and the Merger by (i) the holders of a majority of the outstanding DSW Class A Common Shares and Class B Common Shares, voting together as a class, (ii) the holders of a majority of the unaffiliated DSW Class A Common Shares (i.e., those holders other than RVI, Schottenstein Stores Corporation (“SSC”), which controls a majority of the voting power of RVI, and their respective affiliates), voting together as a class, and (iii) the holders of a majority of outstanding RVI Common Shares;

•
adoption of amended and restated articles of incorporation of DSW, which will amend the current articles of incorporation to allow holders of Class B Common Shares to convert such shares into Class A Common Shares, among other amendments, by (i) the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class, and (ii) the holders of a majority of the DSW Class A Common Shares, voting as a separate class; and

•
approval of the issuance of DSW Class A Common Shares and Class B Common Shares to RVI shareholders by the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class.

In addition, DSW and RVI have agreed not to initiate, solicit, encourage, or knowingly facilitate the making of any proposal or offer with respect to certain specified acquisition proposals. The Merger Agreement may be terminated by DSW and RVI under certain circumstances, including by DSW or RVI if, among other requirements, the terminating party has received certain specified superior proposals, has not violated its obligations under the Merger Agreement with respect to any superior proposal, and pays an amount equal to the reasonably documented transaction expenses of the other party, not to exceed $10 million.
In connection with approving the Merger Agreement and the Merger, on February 7, 2011, our Board of Directors authorized and declared a dividend distribution of one right for each outstanding RVI common share to shareholders of record at the close of business on February 24, 2011. Each right entitles the registered holder to purchase from RVI a unit consisting of a number of RVI Common Shares at a purchase price of $80.00 per unit, subject to adjustment. The description and terms of the rights are set forth in a Rights Agreement between RVI and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent (the “Rights Agreement”).
The Rights Agreement is intended to help protect RVI’s tax net operating losses and certain other tax assets, by deterring any person (other than RVI, any subsidiary of RVI or any employee benefit plan of RVI) from becoming a 5% shareholder (as defined in section 382 of the Code) without the approval of the board of directors (any such person who becomes a 5% shareholder, other than as described below, is referred to as an Acquiring Person). Notwithstanding the foregoing, shareholders who own 5% or more (by value) of outstanding (i) common shares of RVI, (ii) preferred shares (other than preferred shares described in section 1504(a)(4) of the Code) of RVI, (iii) warrants, rights, or options (including options within the meaning of section 1.382-4(d)(9) of the Treasury Regulations) to purchase common shares (other than preferred shares described in section 1504(a)(4) of the Code) of RVI, and (iv) any other interest that would be treated as “stock” of RVI pursuant to section 1.382-2T(f)(18) of the Treasury Regulations, as of the close of business on February 8, 2011, and shareholders who acquire such an interest solely as a result of (A) a transaction in which such shareholder received the approval of the board of directors or (B) an issuance by RVI that was approved by the board of directors will not be an Acquiring Person and therefore will not trigger the Rights Agreement, so long as they do not acquire any additional Company Securities, or decrease their percentage ownership of company securities below 5% and subsequently become a 5% shareholder.
Litigation Relating to the Proposed Merger
Purported shareholders of RVI have filed two putative shareholder class action lawsuits in an Ohio state court against RVI and its directors and, in one case, its chief executive officers (referred to, collectively, as the RVI defendants), and DSW and in one case DSW Merger LLC (referred to collectively as the DSW defendants). The lawsuits allege, among other things, that RVI and its directors breached their fiduciary duties by approving the Merger Agreement, and that in one case, RVI’s chief executive officer and DSW, and in the other that RVI and DSW, aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the Merger, as well as monetary damages. The RVI defendants and the DSW defendants intend to defend vigorously against these claims.
See “Risk Factors” for risk factors related to the proposed merger and Note 18 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information about the Merger, the Merger Agreement and the Rights Agreement.

General
DSW. DSW is a leading U.S. branded footwear specialty retailer operating 311 shoe stores in 39 states and dsw.com as of January 29, 2011. DSW offers a wide assortment of better-branded dress, casual and athletic footwear for women and men, as well as accessories through DSW stores and dsw.com. In addition, DSW operates 352 leased departments for four other retailers as of January 29, 2011. The typical DSW customers are brand, value, quality and style-conscious shoppers who have a passion for footwear and accessories. DSW’s core focus is to create a distinctive shopping experience that satisfies both the rational and emotional shopping needs of its DSW customers by offering them a vast, exciting assortment of in-season styles combined with the convenience and value they desire. DSW stores average approximately 22,000 square feet and carry approximately 24,000 pairs of shoes. DSW believes this combination of assortment, convenience and value differentiates them from their competitors and appeals to consumers from a broad range of socioeconomic and demographic backgrounds.
Corporate. The Corporate segment represents the corporate assets, liabilities and expenses not allocated to the DSW segment, debt related expenses and income on investments.
See Note 15 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for detailed financial information regarding our operating segments.
DSW
Competitive Strengths
DSW believes its leading market position is driven by its competitive strengths: the breadth of its branded product offerings, its distinctive and convenient shopping experience, the value proposition offered to customers and its financial strength.
The Breadth of DSW’s Product Offerings
DSW’s goal is to excite its customers with an assortment of shoes that fulfill a broad range of style and fashion preferences. DSW stores and dsw.com sell a large assortment of better-branded and private label merchandise. DSW purchases directly from more than 450 domestic and foreign vendors, primarily in-season footwear found in specialty and department stores and branded make-ups (shoes made exclusively for a retailer), with the assortment at each store geared toward the particular demographics of the location. A typical DSW store carries approximately 24,000 pairs of shoes in approximately 2,000 styles compared to a significantly smaller product offering at typical department stores. DSW also offers a complementary assortment of handbags, hosiery and other accessories which appeal to its brand- and fashion-conscious customers.
Distinctive and Convenient Shopping Experience
DSW provides their customers with the highest level of convenience based on its belief that customers should be empowered to control and personalize their shopping experiences. In stores, DSW merchandise is displayed on the selling floor with self-service fixtures to enable customers to view and touch the merchandise. DSW believes this shopping experience provides its customers with maximum convenience as they are able to browse and try on merchandise without feeling rushed or pressured to make a purchasing decision. DSW also provides its customers with a cross-channel shopping experience through dsw.com by offering additional styles and sizes. DSW stores and dsw.com are organized in a logical manner that groups together similar styles such as dress, casual, seasonal and athletic merchandise for easy browsing.
The Value Proposition Offered to Customers
Through the buying organization, DSW is able to provide customers with high quality, in-season fashion styles at prices DSW believes are competitive with the typical sale price found at specialty retailers and department stores. DSW generally employs a consistent pricing strategy that provides customers with the same price on its merchandise from the day it arrives in store until it enters its planned clearance rotation. The pricing strategy differentiates DSW from its competitors who usually price and promote merchandise at discounts available only for limited time periods. DSW finds that customers appreciate having the power to shop for value when it is most convenient for them, rather than waiting for a sale event.
In order to provide additional value to customers, DSW maintains a loyalty program, “DSW Rewards”, which rewards customers for shopping, both in stores and online at dsw.com. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. Reward certificates expire six months after being issued. Members also receive promotional offers, gifts with purchase and free shipping on purchases over a certain dollar threshold at dsw.com. DSW employs a variety of methods, including email, direct mail and social media, to communicate exclusive and public offers to its customers.

As of January 29, 2011, approximately 16 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years as compared to approximately 13 million members as of January 30, 2010. In fiscal 2010, shoppers in the loyalty program generated approximately 87% of DSW store and dsw.com sales versus approximately 84% of DSW store and dsw.com sales in fiscal 2009.
Financial Strength
DSW’s operating model is focused on assortment, convenience and value. DSW believes that the growth it has achieved in the past is attributable to its operating model and management’s focus on store-level profitability and economic payback. Over the five fiscal years ended January 29, 2011, their net sales have grown at a compound annual growth rate of 10%. In addition, DSW has consistently generated positive operating cash flows and profitable operating results. DSW intends to continue to focus on net sales, operating cash flows and operating profit as they pursue their growth strategy. DSW believes cash generated from operations, together with its current levels of cash and investments of $385.2 million as of January 29, 2011, should be sufficient to maintain ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth for the foreseeable future.
Growth Strategy
DSW’s growth strategy is to continue to strengthen its position as a leading better-branded footwear retailer by pursuing the following primary strategies for growth in sales and profitability: expanding its business, driving sales through enhanced merchandising and investment in its infrastructure.
Expanding Our Business
DSW plans to open 15 to 20 DSW stores in fiscal 2011 and plans to open 10 to 15 DSW stores in each of the following three to five years. DSW’s plan is to open stores in both new and existing markets, with the primary focus on power strip centers and to reposition existing stores as opportunities arise. Depending on the market, DSW will also consider regional malls, lifestyle centers and urban street locations. In general, DSW’s evaluation of potential new stores integrates information on demographics, co-tenancy, retail traffic patterns, site visibility and accessibility, store size and configuration and lease terms. DSW’s growth strategy includes analysis of every major metropolitan area in the country with the objective of understanding demand for its products in each market over time and its ability to capture that demand. The analysis also looks at current penetration levels in markets it serves and the expected deepening of those penetration levels as it continues to grow and become the shoe retailer of choice in each market.
DSW plans to increase dsw.com sales through serving customers in areas where DSW does not currently operate stores and offering current customers additional styles, brands and sizes not available in their local store. DSW continues to focus on the growth of dsw.com by increasing site efficiency with a faster check-out process and improved product pages, offering online exclusive merchandise and reaching customers through social media. In DSW’s leased business, DSW continues to refine its merchandise assortment to best meet the needs of its different leased business customers and DSW is actively pursuing opportunities with new leased business partners.
Driving Sales through Enhanced Merchandising
The merchandising group constantly monitors current fashion trends as well as historical sales trends to identify popular styles and styles that may become popular in the upcoming season. DSW tracks store performance and sales trends on a weekly basis and has a flexible buying process that allows it to reorder successful styles and cancel underperforming styles throughout each season. To keep the product mix fresh and on target, DSW tests new fashions and actively monitors sell-through rates. DSW also aims to improve the quality and breadth of existing vendor offerings and identify new vendor and category opportunities. DSW’s merchandising initiative will continue investments in planning, allocation and distribution systems to improve inventory and markdown management.
Investment in Infrastructure
As DSW grows its business and fills in markets to their full potential, DSW believes it will improve its profitability by leveraging its cost structure in areas of regional management, supply chain and overhead functions. Additionally, DSW intends to continue investing in infrastructure to improve its operating and financial performance. Most significantly, DSW believes continued investment in information systems will enhance its efficiency in areas such as merchandise planning and allocation, inventory management, distribution, labor management and point of sale functions.

Leased Departments
DSW also operates leased departments for four retailers. DSW has renewable supply agreements to merchandise the shoe departments in Stein Mart, Inc., Gordmans Stores, Inc., Filene’s Basement and Frugal Fannie’s Fashion Warehouse stores through December 2012, January 2013, January 2013 and April 2012, respectively. Filene’s Basement stores have been operated by a subsidiary of Syms Corp (“Syms”) since its purchase of 23 Filene’s Basement stores in June 2009. DSW owns the merchandise and the fixtures (except for Filene’s Basement, where DSW only owns the merchandise), records sales of merchandise net of returns and sales tax and provides management oversight. DSW’s leased business partners provide the sales associates and retail space. DSW pays a percentage of net sales as rent. As of January 29, 2011, DSW supplied merchandise to 263 Stein Mart stores, 68 Gordmans stores, 20 Filene’s Basement stores and one Frugal Fannie’s store.
Merchandise Suppliers and Mix
DSW believes it has good relationships with its vendors. DSW purchases merchandise directly from more than 450 domestic and foreign vendors. DSW’s vendors include suppliers who either manufacture their own merchandise or supply merchandise manufactured by others, or both. Most of DSW’s domestic vendors import a large portion of their merchandise from abroad. DSW has quality control programs under which DSW buyers are involved in establishing standards for quality and fit and their store personnel examine incoming merchandise in regards to color, material and overall quality. As DSW’s sales volumes continue to grow, DSW believes there will continue to be adequate sources available to acquire a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. During fiscal 2010, 2009 and 2008, merchandise supplied by DSW’s top three vendors accounted for approximately 20%, 21% and 20% of its net sales.
DSW merchandise is separated into four primary categories: women’s footwear; men’s footwear; athletic footwear; and accessories. While shoes are the main focus of DSW, it also offers a complementary assortment of handbags, hosiery and other accessories. The following table sets forth the approximate percentage of DSW’s sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Women’s	66%	66%	66%
Men’s	15%	15%	15%
Athletic	13%	13%	14%
Accessories and Other	6%	6%	5%
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
Competition
DSW views its primary competitors to be department stores and brand-oriented discounters. However, the fragmented shoe market means DSW faces competition from many sources. DSW also competes with mall-based shoe stores, national chains, independent shoe retailers, single-brand specialty retailers, online shoe retailers and multi-channel specialty retailers. DSW believes shoppers prefer DSW’s breathtaking assortment, irresistible value and convenience. Many of DSW’s competitors generally offer a more limited assortment at higher initial prices in a less convenient format than DSW and without the benefits of the “DSW Rewards” program. In addition, DSW believes that it successfully competes against retailers who have attempted to duplicate DSW’s format because they typically offer assortments with fewer recognizable brands and more styles from prior seasons, unlike DSW’s current on-trend merchandise.

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
DSW also holds patents related to its unique store fixture, which gives them greater efficiency in stocking and operating those stores that currently have the fixture. DSW aggressively protects its patented fixture designs, as well as its packaging, store design elements, marketing slogans and graphics.
Associates
As of January 29, 2011, the Company employed approximately 10,500 associates. None of the associates are covered by any collective bargaining agreements. We offer competitive wages, paid time-off, comprehensive medical and dental insurance, vision care, company-paid and supplemental life insurance programs, associate-paid long-term and short-term disability insurance and a 401(k) plan to our full-time associates and some of our part-time associates. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
Seasonality
DSW’s business is subject to seasonal merchandise trends when its customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter, and fall styles are new in the third quarter. Unlike many other retailers, DSW has not historically experienced a significantly large increase in net sales during the fourth quarter associated with the winter holiday season.
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
Introductory Note
RVI is a holding company and all of our operations have been conducted through our subsidiaries. On January 23, 2008, we disposed of our Value City subsidiary. On April 21, 2009 we disposed of our Filene’s Basement subsidiary and certain related entities. As a result, to the extent the Credit Facility, cash on hand or other forms of capital generating transactions are not sufficient to meet our operating cash flow needs, we may seek other sources to provide the funds necessary for operations. Set forth below are certain risk factors relating to the Merger, risk factors relating to DSW, risk factors relating to our discontinued operations, certain other corporate risks of RVI and risk factors relating to our PIES.

Risk Factors Relating to the Proposed Merger with DSW
The Merger is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the Merger not being completed or delayed, which may have an adverse effect on RVI’s business and DSW’s business due to uncertainty or operating restrictions while the Merger is pending or cause the market price of RVI’s Common Shares or DSW Class A Common Shares to decline.
The Merger will not be completed unless all of the conditions to the Merger have been satisfied or, if permissible, waived. Neither RVI nor DSW can predict what the effect on the market price of their respective shares would be if the Merger is not completed, but depending on market conditions at the time, it could result in a decline in that market price. A substantial delay in satisfying the conditions to closing the Merger, including obtaining the required approvals, or the imposition of any unfavorable terms, conditions or restrictions in obtaining a waiver to such conditions, could have a material adverse effect on the anticipated benefits of the Merger, thereby impacting the business, financial condition or results of operations of DSW after the Merger. In addition, the parties are subject to restrictions on the operation of their business while the Merger is pending, which could impair their ability to operate their businesses and prevent them from pursuing attractive business opportunities that may arise prior to the completion of the Merger. Any of these situations could also result in a decline in the market price of RVI Common Shares or DSW Class A Common Shares. Also, there may be some uncertainty regarding whether the Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), which could impact RVI’s and DSW’s relationships with their employees, suppliers and partners. These restrictions and uncertainties could have an adverse impact on RVI’s and DSW’s business, operations and financial condition and could result in a decline in the market price of RVI Common Shares or DSW Class A Common Shares or an increase in the volatility of these market prices.
The Merger Agreement contains provisions that limit RVI’s and DSW’s ability to pursue alternatives to the Merger, which could discourage a potential competing acquirer of either DSW or RVI from making an alternative transaction proposal and, in certain circumstances, could require DSW or RVI to pay to the other up to $10 million of transaction expenses.
Under the Merger Agreement, RVI and DSW are restricted, subject to limited exceptions, from entering into alternative transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, both RVI and DSW are restricted from initiating, soliciting, encouraging, or knowingly facilitating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Additionally, under the Merger Agreement, in the event of a potential change by either the RVI or the DSW board of directors of its recommendation with respect to the merger-related proposals, the company changing its recommendation must negotiate in good faith an adjustment to the terms and conditions of the Merger Agreement prior to changing its recommendation. RVI and DSW may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of RVI or DSW from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the transaction expenses that may become payable in certain circumstances.
RVI is currently subject to litigation relating to the proposed merger.
Purported shareholders of RVI have filed two putative shareholder class action lawsuits in an Ohio state court against RVI and its directors and, in one case, chief executive officers (referred to, collectively, as the RVI defendants), and DSW and in one case DSW Merger LLC (referred to, collectively, as the DSW defendants). The lawsuits allege, among other things, that RVI and its directors breached their fiduciary duties by approving the Merger Agreement; and that in one case, RVI’s chief executive officer and DSW, and in the other that RVI and DSW, aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the Merger, as well as monetary damages. While the RVI defendants and DSW defendants believe the lawsuits are without merit and intend to defend vigorously against these claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuit could prevent or delay the completion of the Merger and result in substantial costs to RVI and DSW. In addition, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger closes could adversely affect RVI’s and DSW’s business, financial condition or results of operations.

Risk Factors Relating to DSW
DSW opened 9 stores in fiscal 2010, plans to open 15 to 20 stores in fiscal 2011 and plans to open 10 to 15 stores each year for the following three to five years, which could strain its resources and have a material adverse effect on its business and financial performance.
DSW’s continued and future growth largely depends on its ability to successfully open and operate new DSW stores on a profitable basis. During fiscal 2010, 2009 and 2008, DSW opened 9, 9 and 41 new DSW stores, respectively. DSW plans to open 15 to 20 stores in fiscal 2011 and plans to open 10 to 15 stores each year for the following three to five years. As of January 29, 2011, DSW has signed leases for an additional 9 stores opening in fiscal 2011 and 2012. During fiscal 2010, the average investment in capital, inventory and new store expenses required to open a typical new DSW store was approximately $1.8 million.
This continued expansion could place increased demands on DSW’s financial, managerial, operational and administrative resources. DSW may not achieve its planned expansion on a timely and profitable basis or achieve results in new locations similar to those achieved in existing locations in prior periods. DSW’s ability to open and operate new DSW stores on a timely and profitable basis depends on many factors, including, among others, DSW’s ability to: identify suitable markets and sites for new store locations with financially stable co-tenants and landlords; negotiate favorable lease terms; build-out or refurbish sites on a timely and effective basis; obtain sufficient levels of inventory to meet the needs of new stores; obtain sufficient financing and capital resources or generate sufficient operating cash flows from operations to fund growth; open new stores at costs not significantly greater than those anticipated; successfully open new DSW stores in markets in which DSW currently has few or no stores; control the costs of other capital investments associated with store openings; hire, train and retain qualified managers and store personnel; and successfully integrate new stores into DSW’s existing infrastructure, operations, management and distribution systems or adapt such infrastructure, operations and systems to accommodate DSW’s growth.
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
DSW’s supply agreements are typically for multiple years with automatic renewal options as long as either party does not give notice of intent not to renew. For Stein Mart, Gordmans and Filene’s Basement, DSW’s contractual termination dates are December 2012, January 2013 and January 2013, respectively. In addition, the agreements contain provisions that may trigger an earlier termination. For fiscal 2010, the sales from DSW’s leased business segment represent approximately 7.8% of DSW’s total sales. In the event of the loss of one of these leased supply agreements, it is unlikely that DSW would be able to proportionately reduce expenses to the reduction of sales.
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
During fiscal 2010, merchandise supplied to DSW by three key vendors accounted for approximately 20% of DSW’s net sales. The loss of or a reduction in the amount of merchandise made available to DSW by any one of these vendors could have an adverse effect on DSW’s business.
DSW may be unable to anticipate and respond to fashion trends and consumer preferences in the markets in which it operates, which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW’s merchandising strategy is based on identifying each region’s customer base and having the proper mix of products in each store to attract DSW’s target customers in that region. This requires DSW to anticipate and respond to numerous and fluctuating variables in fashion trends and other conditions in the markets in which DSW stores are situated. A variety of factors will affect DSW’s ability to maintain the proper mix of products in each store, including: variations in local economic conditions, which could affect DSW’s customers’ discretionary spending and its price sensitivity; unanticipated fashion trends; DSW’s success in developing and maintaining vendor relationships that provide DSW access to in-season merchandise at attractive prices; DSW’s success in distributing merchandise to DSW stores in an efficient manner; and changes in weather patterns, which in turn affect consumer preferences.
If DSW is unable to anticipate and fulfill the merchandise needs of each region, DSW may experience decreases in its net sales and may be forced to increase markdowns in relation to slow-moving merchandise, either of which could have a material adverse effect on DSW’s business, financial condition and results of operations.
DSW’s operations are affected by seasonal variability.
DSW’s business is subject to seasonal merchandise trends when its customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter and fall styles are new in the third quarter. As a result of seasonal merchandise trends, any factors negatively affecting DSW during these periods, including adverse weather, the timing and level of markdowns, fashion trends or unfavorable economic conditions, could have a material adverse effect on DSW’s financial condition, operating cash flow and results of operations for the entire year.
DSW’s sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of DSW’s Class A Common Shares.
DSW’s business is sensitive to customers’ spending patterns, which in turn are subject to prevailing regional and national economic conditions and the general level of economic activity. DSW’s comparable sales and quarterly results of operations have fluctuated in the past, and DSW expects them to continue to fluctuate in the future. A variety of other factors affect DSW’s sales and quarterly financial performance, including: challenging U.S. economic conditions and, in particular, the retail sales environment; changes in DSW’s merchandising strategy; timing and concentration of new DSW store openings and related new store and other start-up costs; levels of new store expenses associated with new DSW stores; changes in DSW’s merchandise mix; changes in and regional variations in demographic and population characteristics; timing of promotional events; seasonal fluctuations due to weather conditions; and actions by DSW’s competitors.
Accordingly, DSW’s results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable sales for any particular future period may increase or decrease. DSW’s future financial performance may fall below the expectations of securities analysts and investors. In that event, the price of DSW’s Class A Common Shares may decline. For more information on DSW’s results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

DSW is reliant on its information systems and the loss or disruption of services could affect DSW’s ability to implement its growth strategy and have a material adverse effect on DSW’s business.
DSW’s information systems are an integral part of its growth strategy in efficiently operating its business, in managing the operations of a growing store base and dsw.com and resolving security risks related to its electronic processing and transmission of confidential customer information. The capital required to keep DSW’s information systems operating at peak performance may be higher than anticipated and could strain its capital resources, management of any upgrades and DSW’s ability to protect itself from any future security breaches. In addition, any significant disruption of DSW’s data center could have a material adverse effect on those operations dependent on those systems, most specifically, store operations, dsw.com, the distribution and fulfillment centers and the merchandising team.
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
“DSW Rewards” is a customer loyalty program that DSW relies on to drive customer traffic, sales and loyalty. “DSW Rewards” members earn reward certificates that offer discounts on future purchases. In fiscal 2010, shoppers in the loyalty program generated approximately 87% of DSW store and dsw.com sales versus approximately 84% of DSW store and dsw.com sales in fiscal 2009. As of January 29, 2011, approximately 16 million members enrolled in “DSW Rewards” have made at least one purchase over the course of the last two fiscal years, compared to approximately 13 million members as of January 30, 2010. In the event that “DSW Rewards” members do not continue to shop at DSW or the number of members decreases, it could have a material adverse effect on DSW sales and results of operations.
Uncertain economic conditions in the United States and other world events have adversely affected consumer confidence and consumer spending habits.
Consumer spending habits, including spending for the footwear and related accessories that DSW sells, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, natural disasters, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers. In an economic slowdown, DSW could experience lower net sales than expected on a quarterly or annual basis and be forced to delay or slow DSW’s retail expansion plans. Reduced sales may result in reduced operating cash flows if DSW is not able to appropriately manage inventory levels or leverage expenses. These negative economic conditions may also affect future profitability and may cause DSW to reduce the number of future store openings, impair long-lived assets or impair goodwill.
Uncertain economic conditions are also impacting credit card processors and financial institutions which hold DSW’s credit card receivables. DSW depends on credit card processors to obtain payments for DSW. In the event a credit card processor ceases operations or the financial institution holding DSW’s funds fails, there can be no assurance that DSW would be able to access funds due to DSW on a timely basis, which could have a material adverse effect on DSW’s business, financial condition, results of operations and cash flows.
DSW relies on foreign sources for its merchandise, and DSW’s business is therefore subject to risks associated with international trade.
DSW purchases merchandise from domestic and foreign vendors. In addition, many of DSW’s domestic vendors import a large portion of their merchandise from abroad, primarily from China, Brazil and Italy. DSW believes that almost all the merchandise it purchased during fiscal 2010 was manufactured outside the United States. For this reason, DSW faces risks inherent in purchasing from foreign suppliers, such as: economic and political instability in countries where these suppliers are located; international hostilities or acts of war or terrorism affecting the United States or foreign countries from which DSW’s merchandise is sourced; increases in shipping costs; transportation delays and interruptions, including increased inspections of import shipments by domestic authorities; work stoppages; adverse fluctuations in currency exchange rates; U.S. laws affecting the importation of goods, including duties, tariffs and quotas and other non-tariff barriers; expropriation or nationalization; changes in local government administration and governmental policies; changes in import duties or quotas; compliance with trade and foreign tax laws; and local business practices, including compliance with local laws and with domestic and international labor standards.
DSW requires its vendors to operate in compliance with applicable laws and regulations and its internal requirements. However, DSW does not control its vendors or their labor and business practices. The violation of labor or other laws by one of DSW’s vendors could have an adverse effect on DSW’s business.
DSW expects to experience cost increases from product sources in China.
DSW expects to experience increases in its cost of goods from vendors that source their goods from southern China due to increasing labor and commodity costs. DSW’s vendors are working to reduce this pressure by shifting production to northern China and other countries, where costs remain lower, as well as concentrating on improving production efficiency. DSW expects that its supply chain and merchandising initiatives will help protect overall margin to mitigate these cost increases. However, cost increases could be higher than expected or DSW could fail to achieve planned benefits from its merchandising initiatives, which could have a material adverse effect on DSW’s business, financial condition, results of operations and cash flows.

Restrictions in DSW’s secured revolving credit facility could limit DSW’s operational flexibility.
DSW has a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term expiring June 2014. Under this facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. This facility is subject to a borrowing base restriction and provides for borrowings at variable interest rates as defined in the agreement. The DSW Credit Facility is secured by a lien on substantially all of DSW’s and its subsidiaries’ personal property assets with certain exclusions and will be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. The DSW Credit Facility provides for a sub-limit to foreign borrowers that could subject DSW to foreign currency rate risk. In addition, the DSW Credit Facility contains restrictive covenants relating to DSW’s management and the operation of its business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, pay cash dividends and redeem its stock, limit DSW’s capital expenditures to $75 million annually, enter into transactions with affiliates and merge or consolidate with another entity. These covenants could restrict DSW’s operational flexibility, and any failure to comply with these covenants or its payment obligations would limit DSW’s ability to borrow under the DSW Credit Facility and, in certain circumstances, may allow the lenders thereunder to require repayment.
The investment of DSW’s cash and investments are subject to risks that could affect the liquidity of these investments.
As of January 29, 2011 DSW had cash and investments of $385.2 million. A portion of these are held as cash in operating accounts that are with third party financial institutions. While DSW regularly monitors the cash balances in its operating accounts and when possible adjusts the balances as appropriate to be within Federal Deposit Insurance Corporation (“FDIC”) insurance limits, these cash balances could be lost or inaccessible if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, DSW has experienced no loss or lack of access to its cash and equivalents.
While DSW generally invests in lower risk investments, investment risk has been and may further be exacerbated by credit and liquidity issues that have affected various sectors of the financial markets. As the financial markets have become more volatile, it has been increasingly difficult to invest in highly rated, low risk investments. DSW can provide no assurance that access to its cash and investments, its earning potential or its ability to invest in highly rated, low risk investments will not be impacted by adverse conditions in the financial markets. These market risks associated with DSW’s cash and investments may have an adverse effect on its business, financial condition, liquidity and results of operations.
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
Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI has been made. However, there can be no assurance as to timing or the amount of any distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.

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
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. On October 26, 2008 Value City filed for bankruptcy and has discontinued operations. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid. There are risks and uncertainties inherent in such events and RVI is unable to predict what claims may be made. RVI may also be required to record impairment charges or writeoffs as a result of any bankruptcy related proceeding and to incur expenses and liabilities associated with any bankruptcy proceeding. On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. filed a complaint against RVI, Retail Ventures Services, Inc., and DSW in the United States Bankruptcy Court for the Southern District of New York. The complaint relates to the debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.
In the complaint, the debtors alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims primarily related to transfers made by the debtors to the defendants during the one year period preceding the debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. The debtors sought damages that totaled approximately $373.4 million.
On January 20, 2011, the Bankruptcy Court approved a settlement between the debtors and the defendants, which became final and non-appealable as of February 4, 2011. The defendants have paid to Value City the settlement payment of $3.6 million and Value City has filed a dismissal of the complaint.
Certain Other Risk Factors Relating to RVI
RVI may not be able to repay its obligations under an unsecured loan agreement between SEI and RVI if the Merger is not completed, which may have a significant adverse effect on its financial condition.
In connection with the Merger, SEI, an affiliate of SSC and RVI, is obligated pursuant to the Loan Agreement to lend up to $30 million to RVI to provide for the ongoing working capital and general business needs of RVI for the term of the loan. The Loan Agreement contemplates that the loan will mature on the earlier of February 8, 2013, or two days after the closing of the Merger. If the Merger does not close, RVI may not be able to repay this obligation, which may have a significant adverse effect on its financial condition.
Retail Ventures is a holding company and has generally relied on its subsidiaries to make payments on its indebtedness and meet its obligations.
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. Therefore, we rely on the cash flow of our subsidiaries, the Credit Facility and our cash on hand to meet our obligations, including our obligations under the PIES. The ability of our subsidiaries to distribute to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the credit facilities governing our subsidiaries’ indebtedness, and future indebtedness may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.

On January 23, 2008, we disposed of 81% of our ownership interest in the Value City subsidiary. In addition, in April of 2009 we disposed of all of the outstanding capital stock of Filene’s Basement and certain related entities. As a result, to the extent cash on hand or other forms of capital generating transactions and borrowings under the Credit Facility are not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. We do not anticipate DSW funds will be generally available for obligations at the RVI level. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not currently plan to pay dividends in the foreseeable future, and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service debt. In addition, the ability of DSW to pay dividends or make loans to us are subject to contractual limitations under certain financing agreements and laws of the state of Ohio in which DSW is organized.
If the Merger does not close, we could have significant liquidity issues at the RVI level which may require us to issue additional debt or equity or to sell assets, and there can be no assurance that such transactions can be completed on favorable terms or that such transactions would satisfy all of RVI’s liquidity requirements.
If the Merger does not close and if sufficient funds are not available under the Credit Facility, RVI may seek other sources to provide substantially all of the funds necessary to make payments on our consolidated indebtedness and meet our operating cash flow needs. DSW, however, has stated that it anticipates that future earnings will be used principally to finance its retail expansion and thus it does not currently plan to pay cash dividends on its common shares in the foreseeable future. Without cash dividends or distributions of cash from DSW via loans or otherwise, we will need to obtain cash from other resources to satisfy our obligations, particularly any payment obligations arising from RVI’s guarantee of obligations of Filene’s Basement and Value City, borrowings under the Credit Facility, PIES, expenses and any ongoing operating or other payments. Retail Ventures continues to review its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the additional sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements.
A sale of equity by RVI to seek to address our significant liquidity issues would dilute existing shareholders, which dilution could be increased by certain anti-dilution protections under existing warrants issued by RVI.
In the event that RVI issues additional RVI Common Shares (other than in a distribution or offering in which all shareholders participate pro rata), such sale would dilute the percentage equity interest of existing shareholders. In addition, certain sales of RVI Common Shares, or securities directly or indirectly convertible into or exchangeable for RVI Common Shares, will trigger provisions in RVI’s outstanding warrants that protect warrant holders against dilution. As described under the heading “Liquidity and Capital Resources,” RVI has outstanding warrants issued to Millennium and Schottenstein RVI, LLC at an initial exercise price of $4.50 per RVI Common Share. Under these warrants, if the price per RVI Common Share in certain new issuances by RVI is less than the warrant exercise price, then such warrants require so-called “full ratchet” adjustment to the exercise price for RVI Common Shares and the number of RVI Common Shares issuable upon exercise would increase to preserve the aggregate purchase price. In addition, if the price per RVI Common Share in certain new issuances by RVI is less than the current market price (as defined by the warrants), such warrants require a weighted average adjustment to the exercise price for RVI Common Shares and the number of RVI Common Shares issuable upon exercise would increase to preserve the aggregate purchase price. If one or more of the holders of outstanding warrants determined to exercise for RVI Common Shares following such adjustments, this could result in significant dilution to existing RVI shareholders.
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
As of January 29, 2011, Retail Ventures owned DSW Class B Common Shares representing approximately 62.0% of DSW’s outstanding Common Shares, including DSW director stock units, and approximately 92.9% of the combined voting power of such shares (of which 11.9% of the outstanding DSW common shares have been pledged in connection with the PIES). DSW Class A Common Shares are listed on the New York Stock Exchange under the symbol “DSW.” Pursuant to an Exchange Agreement between RVI and DSW, DSW Class B Common Shares may be exchanged into DSW Class A Common Shares at Retail Ventures’ option at any time. Absent registration, DSW Common Shares held by Retail Ventures are deemed to be restricted stock, which would limit our ability to liquidate any of such shares if we chose to do so.

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
We have significant net operating loss carryforwards, or NOLs, and other income tax attributes available to reduce taxable income in future years. Our ability to utilize our NOLs may be limited by section 382 of the Internal Revenue Code if we undergo an ownership change as a result of changes in the ownership of our outstanding stock. An ownership change occurs if 5% shareholders of an issuer’s stock, collectively, increase their ownership percentage by more than fifty percentage points within any three-year period. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. Based upon our review of the aggregate change in percentage ownership during the current testing period, we do not believe that we have experienced a change in ownership within the meaning of section 382 to date. However, such a determination is complex and there can be no assurance that the Internal Revenue Service could not successfully challenge our conclusion. Even if we have not undergone an ownership change we may not be able to engage in transactions involving the issuance of stock (such as certain capital raising transactions) without triggering an ownership change within the meaning of section 382. On February 8, 2011, we entered into the Rights Agreement, in an effort to prevent an “ownership change” from occurring and thereby protect the value of the NOLs. There can be no assurance, however, that the Rights Agreement will prevent an ownership change from occurring, which may limit our use of the NOLs and put us at risk of having to pay cash taxes notwithstanding the existence of sizeable NOLs. See “Settling the PIES with DSW Class A Common Shares may result in a material amount of taxable income to Retail Ventures.”
Our stock price may fluctuate significantly.
The market price of our common shares has fluctuated significantly in the past and may likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others: developments related to DSW and fluctuations in the market price of DSW shares; developments related to the Merger; continuing issues relating to Value City and Filene’s Basement; transactions entered into to enhance liquidity at Retail Ventures; quarterly variations in actual or anticipated operating results; changes by securities analysts in estimates regarding Retail Ventures; conditions in the retail industry; the condition of the stock market; and general economic conditions.
SSC and/or its affiliates may compete directly against us.
Corporate opportunities may arise in the area of potential competitive business activities that may be attractive to SSC and/or its affiliates and RVI or DSW. SSC is under no obligation to communicate or offer any corporate opportunity to RVI or DSW. In addition, SSC and/or its affiliates have the right to engage in similar activities as RVI and DSW, do business with DSW’s suppliers and customers and employ or otherwise engage any of RVI’s or DSW’s officers or employees. SSC and its affiliates engage in a variety of businesses, including, but not limited to, business and inventory liquidations, apparel companies and real estate acquisitions. Neither SSC nor any of its affiliates are obligated to communicate or offer any corporate opportunity to us or DSW.
Retail Ventures continues to be dependent on DSW to provide us with key services for our business.
From 1998 until the completion of its IPO, DSW was operated as a wholly-owned subsidiary of Retail Ventures. In connection with the DSW IPO, we entered into agreements with DSW related to the separation of our business operations from DSW including, among others, a master separation agreement and a shared services agreement (which was amended and restated effective October 29, 2006). The initial term of the shared services agreement expired at the end of fiscal 2007 and was automatically extended to the end of fiscal 2008 by operation of the contract. Effective March 17, 2008, we entered into a new amendment to the shared services agreement with DSW. Pursuant to the terms of the amended shared services agreement, DSW provides RVI with key services relating to risk management, tax, financial services, shared benefits administration, payroll, and information technology. We believe it is necessary for DSW to provide these services for us under the shared services agreement to facilitate the efficient operation of our business. The current term of the shared services agreement expired at the end of fiscal 2010 and was extended automatically for an additional one-year term. We expect some of these services to be provided for longer or shorter periods than the current term. If the Merger does not close, once the transition periods specified in the shared services agreement have expired and are not renewed, or if DSW does not or is unable to perform its obligations under the shared services agreement, we will be required to provide these services ourselves or to obtain substitute arrangements with third parties. We may be unable to provide these services because of financial or other constraints or be unable to timely implement substitute arrangements on terms that are favorable to us, or at all, which would have a material adverse effect on our business, financial condition, cash flow and results of operations.

We are controlled by SSC and its affiliates, whose interests may differ from our other shareholders.
As of January 29, 2011, SSC and its affiliates, in the aggregate, owned approximately 50.6% of the outstanding RVI Common Shares and beneficially owned approximately 52.3% of the outstanding RVI Common Shares (assumes the issuance of 1,731,460 Retail Ventures Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC). SSC and its affiliates that own RVI Common Shares are privately held entities controlled by Jay L. Schottenstein, the Chairman of our Board of Directors, and members of his immediate family. Given their ownership interests, SSC and its affiliates will be able to control or substantially influence the outcome of all matters submitted to our shareholders for approval including the election of directors, the Merger, other business combinations, and acquisitions or dispositions of assets. The interests of SSC and its affiliates may differ from or be opposed to the interests of our other shareholders, and its control may have the effect of delaying or preventing a change in control that may be favored by other shareholders.
Some of our directors and officers also serve as directors or officers of DSW, or may have conflicts of interest because they may own DSW Common Shares or options to purchase DSW Common Shares, or they may receive cash-based or equity-based awards based on the performance of DSW.
Some of our directors and officers also serve as directors or officers of DSW or may own DSW Common Shares or options to purchase DSW Common Shares, or they may be entitled to participate in the DSW incentive plans. Jay L. Schottenstein is our Chairman of the Board of Directors and Chairman of the Board of Directors of DSW; Harvey L. Sonnenberg is a director of Retail Ventures and of DSW; Henry L. Aaron is a director of Retail Ventures and is designated to be a director of DSW effective as of the effective time of the proposed merger of Retail Ventures with and into DSW MS LLC, a wholly owned subsidiary of the Company; and James A. McGrady is our Chief Executive Officer, President, Chief Financial Officer and Treasurer and is a Vice President of DSW. DSW’s incentive plans provide cash-based and equity-based compensation to employees based on DSW’s performance. These employment arrangements and ownership interests or cash-based or equity-based awards could create, or appear to create, potential conflicts of interest when directors or officers who own DSW Common Shares or stock options or who participate in the DSW incentive plans are faced with decisions that could have different implications for DSW than they do for us. These potential conflicts of interest may not be resolved in our favor.
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
We expect that generally the market price of DSW Class A Common Shares will affect the market price of the PIES more than any other single factor. The market price of the DSW Class A Common Shares will, in turn, be influenced by the operating results and prospects of DSW, by economic, financial and other factors and by general market conditions, including, among others: developments related to DSW; quarterly variations in DSW’s actual or anticipated operating results; changes by securities analysts in estimates regarding DSW; conditions in the retail industry; the condition of the stock market; general economic conditions; and sales of DSW’s Common Shares by its existing shareholders, including Retail Ventures, or holders of rights to purchase DSW Common Shares.
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
If RVI settles the PIES with DSW Class A Common Shares, it may result in a material amount of taxable income to Retail Ventures. We believe that this will not result in a material amount of cash taxes payable by Retail Ventures as a result of net operating loss carryforwards; however, there can be no assurance that the settlement of the PIES would not result in a material amount of cash taxes payable by Retail Ventures. See “Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if there is a change in ownership of Retail Ventures.”
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
Prior to the closing of the Merger, DSW has no obligations with respect to the PIES. Accordingly, DSW is not under any obligation to take the PIES holders’ interests or Retail Ventures’ interests with respect to the PIES into consideration for any reason. DSW did not receive any of the proceeds of the PIES offering and did not participate in the determination of the quantities or prices of the PIES or the determination or calculation of the number of shares (or, if Retail Ventures elects, the cash value thereof) that the PIES holders will receive at maturity. DSW is not involved with the administration or trading of the PIES.

PIES holders should carefully consider the risk factors relating to DSW.
Holders of the PIES should carefully consider the information contained under the heading “Risk Factors Relating to DSW” in this Annual Report on Form 10-K as well as factors disclosed under the caption “Risk Factors” in DSW’s 2010 Annual Report on Form 10-K and other periodic reports. The DSW prospectus and periodic reports do not constitute a part of this Annual Report on Form 10-K, nor are they incorporated into any of RVI’s periodic reports by reference.
In the event that we or certain of our subsidiaries commence any proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, we may suffer material adverse effects on our business as a result of the acceleration of our obligations under the PIES.
Certain events of bankruptcy, insolvency or reorganization relating to us or our significant subsidiaries constitute automatic acceleration events that lead to the PIES becoming immediately due for exchange into DSW Class A Common Shares. The maximum aggregate number of DSW Class A Common Shares deliverable upon exchange of the PIES is 5,244,575 DSW Class A Common Shares, subject to adjustment as provided in the PIES. For example, if RVI or a significant subsidiary commences a proceeding seeking liquidation, reorganization or similar relief under any bankruptcy law, or fails generally to pay its debts as they become due, our obligations under the PIES will automatically accelerate. In such event, in addition to the PIES becoming due for exchange, the accrued and unpaid coupons and yield maintenance premium (collectively “yield maintenance premium”) would also be due and payable in cash, the amount of which varies depending on when the acceleration occurs, but is currently estimated to be $6.6 million. However, in lieu of paying cash, at our election and in accordance with the indenture and collateral agreement for the PIES, this amount could be payable in additional DSW Class A Common Shares. The number of DSW Class A Common Shares deliverable to holders, in respect of the principal amount of the PIES and, if we were to so elect, the accrued and unpaid coupons and yield maintenance premium, would be calculated based on the volume weighted average market price of the DSW Class A Common Shares during the 10 consecutive trading days prior to the acceleration. PIES holders would bear the entire risk of a decline in the market price of the DSW Class A Common Shares so deliverable. At the market price of DSW Class A Common Shares as of the date hereof, the maximum number of DSW Class A Common Shares deliverable under the indenture in exchange for the principal amount of the PIES would be deliverable. Upon any acceleration of our obligations under the PIES, we would lose the opportunity to benefit from any appreciation in the value of DSW Class A Shares delivered to the holders of the PIES and, if the yield maintenance premium were paid in cash, such payment would materially adversely affect our liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
All DSW stores, distribution and fulfillment centers, a trailer parking lot and our office facilities are leased or subleased. As of January 29, 2011, the Company leased or subleased 21 DSW stores, the corporate office, the primary distribution center, a trailer parking lot and the dsw.com fulfillment center, from entities affiliated with SSC. The remaining DSW stores are leased from unrelated entities. Most of the DSW store leases provide for a minimum annual rent plus a percentage of gross sales over specified breakpoints and are for a fixed term with options for three to five extension periods, each of which is for a period of four or five years, exercisable at our option.
As of January 29, 2011, we operated 311 DSW stores in 39 states in the United States. The following table shows the number of DSW stores by state.

Alabama	2
Arizona	7
Arkansas	1
California	29
Colorado	10
Connecticut	4
Delaware	1
Florida	22
Georgia	14
Illinois	15
Indiana	7
Iowa	1
Kansas	2
Kentucky	3
Louisiana	2
Maine	1
Maryland	11
Massachusetts	12
Michigan	14
Minnesota	8
Mississippi	1
Missouri	5
Nebraska	2
Nevada	3
New Hampshire	2
New Jersey	10
New York	18
North Carolina	6
Ohio	15
Oklahoma	2
Oregon	3
Pennsylvania	16
Rhode Island	1
Tennessee	5
Texas	30
Utah	3
Virginia	13
Washington	6
Wisconsin	4

Total	311
DSW’s primary distribution facility, its principal executive office and its dsw.com fulfillment center are located in Columbus, Ohio. The lease for DSW’s distribution center and its executive office space expires in December 2021 and has three renewal options with terms of five years each. The lease for DSW’s dsw.com fulfillment center expires in September 2017 and has two renewal options with terms of five years each.

ITEM 3.	LEGAL PROCEEDINGS.
Value City Litigation
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
On January 20, 2011, the Bankruptcy Court approved a December 21, 2010 settlement between the Debtors and the Defendants, which became final and non-appealable as of February 4, 2011, and in which Value City agreed to fully release the Defendants from all claims and obligations. The Defendants have paid to Value City the settlement payment of $3.6 million and Value City has filed a dismissal of the complaint.
Litigation Relating to the Merger
Purported shareholders of RVI have filed two putative shareholder class action lawsuits in an Ohio state court against RVI and its directors and in one case, its chief executive officer (referred to collectively as the RVI Defendants), and DSW and in one case DSW Merger LLC (referred to collectively as the DSW defendants). The lawsuits allege, among other things, that RVI and its directors breached their fiduciary duties by approving the Merger Agreement, and that in one case, RVI’s chief executive officer and DSW, and in the other that RVI and DSW, aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the Merger, as well as monetary damages. While the RVI Defendants and DSW defendants believe the lawsuits are without merit and intend to defend vigorously against these claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuit could prevent or delay the completion of the Merger and result in substantial costs to RVI and DSW. In addition, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger closes could adversely affect RVI’s and DSW’s business, financial condition or results of operations.
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

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our Common Shares are listed for trading under the ticker symbol “RVI” on the New York Stock Exchange. The following table sets forth the high and low sales prices of our Common Shares as reported on the NYSE Composite Tape during the periods indicated. As of March 1, 2011, there were 601 holders of record of our Common Shares.

	High	Low
Fiscal 2009:
First Quarter	$2.98	$1.45
Second Quarter	3.68	2.14
Third Quarter	7.43	3.10
Fourth Quarter	9.66	5.94
Fiscal 2010:
First Quarter	$11.96	$8.05
Second Quarter	11.70	7.26
Third Quarter	13.73	8.18
Fourth Quarter	17.40	13.59
Retail Ventures made no purchases of its Common Shares during the fourth quarter of the 2010 fiscal year.
We have paid no cash dividends in the two most recent fiscal years and we do not anticipate paying cash dividends on our Common Shares during fiscal 2011. Presently, we expect that all of DSW’s future earnings will be retained for development of its businesses while all of RVI’s future earnings will be used for general corporate purposes and continuing expenses. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition and general business conditions. DSW’s credit facility restricts the payment of dividends by DSW or its subsidiaries, up to the aggregate amount of up to 50% of the previous year’s net income, for a maximum of $50.0 million, provided that DSW meets the minimum cash requirement set forth in its facility.

PERFORMANCE GRAPH
The following graph sets forth the Company’s total cumulative shareholder return as compared to the S&P Midcap 400 Index and the S&P Retailing Index, both of which are published indexes. This comparison includes the period beginning January 28, 2006 and ending on January 29, 2011.
The comparison of the cumulative total returns for each investment assumes that $100 was invested on January 28, 2006, and that all dividends earned on such investment were reinvested.

Company / Index	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
RETAIL VENTURES, INC.	$100.00	$158.60	$55.77	$18.77	$65.04	$117.83
S&P MIDCAP 400 INDEX	$100.00	$110.06	$108.83	$67.03	$96.09	$127.27
S&P RETAILING INDEX	$100.00	$115.11	$93.95	$58.52	$91.02	$115.75

ITEM 6.	SELECTED FINANCIAL DATA.
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

	For the Fiscal Year Ended (1)
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts and net sales per selling square foot)
Net sales	$1,822,376	$1,602,605	$1,462,944	$1,405,615	$1,279,060
Gross profit(2)	$812,268	$712,140	$621,351	$583,768	$550,699
Change in fair value of derivative instruments	$(49,014)	$(66,499)	$85,235	$248,193	$(175,955)
Operating profit (loss)	$120,560	$(39,844)	$128,048	$329,514	$(75,241)
Income (loss) from continuing operations	$51,820	$(65,610)	$109,180	$261,846	$(98,714)
Income (loss) from discontinued operations, net of tax	$6,628	$59,880	$(48,379)	$(190,525)	$(28,033)
Net income (loss) attributable to Retail Ventures, Inc.	$17,794	$(26,091)	$50,841	$51,442	$(150,913)
Basic earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.23	$(1.76)	$2.04	$5.02	$(2.73)
Diluted earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.23	$(1.76)	$1.28	$1.54	$(2.73)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.13	$1.23	$(0.99)	$(3.96)	$(0.62)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.13	$1.23	$(0.98)	$(3.35)	$(0.62)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.36	$(0.53)	$1.04	$1.07	$(3.35)
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.36	$(0.53)	$0.30	$(1.82)	$(3.35)
Total assets	$1,041,477	$903,465	$953,762	$951,966	$1,301,658
Working capital	$320,629	$369,204	$307,776	$295,862	$274,439
Current ratio	1.76	2.43	2.20	1.98	1.45
Long-term obligations, continuing operations(3)	$132,132	$129,757	$127,576	$135,293	$133,053
Number of DSW Stores:(4)	311	305	298	259	223
DSW net sales per average gross square foot(5)	$228	$203	$196	$212	$218
DSW comparable store sales change(6)	13.2%	3.2%	(5.9)%	(0.8)%	2.5%

(1)	Fiscal year ended February 3, 2007 consists of 53 weeks. All other years reported consist of 52 weeks.

(2)	Gross profit is defined as net sales less cost of sales. Retail Ventures also includes inbound freight, duties, commissions and outbound freight in cost of sales.

(3)	As of January 29, 2011, the PIES are classified as a current liability

(4)	Includes all DSW stores operating at the end of the fiscal year.

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

(6)
DSW stores, dsw.com and leased departments are comparable when in operation for at least 14 months at the beginning of the fiscal year. Stores or leased departments are added to the comparable base at the beginning of the year and are dropped for comparative purposes in the quarter that they are closed.

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
OVERVIEW
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis. Retail Ventures has two operating segments: DSW and Corporate as of January 29, 2011. DSW is a leading U. S. branded footwear specialty retailer operating 311 shoe stores in 39 states as of January 29, 2011. DSW offers a wide assortment of better-branded merchandise. DSW’s typical customers are brand-, value-, quality- and style-conscious shoppers who have a passion for footwear and accessories. The Corporate segment consists of all corporate assets, liabilities and expenses that are not allocated to the DSW segment, debt-related expenses and income on investments.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price to the public of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. As of January 29, 2011, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.0% of DSW’s outstanding Common Shares, including DSW director stock units, and approximately 92.9% of the combined voting power of such shares. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are traded on the New York Stock Exchange under the symbol “DSW.” Retail Ventures accounted for the sale of DSW as a capital transaction.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $64.5 million on the transaction as of January 29, 2011. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $85.8 million on the transaction as of January 29, 2011. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow RVI certain general unsecured claims representing (i) $6.36 million for amounts paid on account of guarantees provided by RVI to certain factors of liquidating Filene’s Basement; (ii) $3.0 million for amounts owed by liquidating Filene’s Basement to RVI for inventory purchased for liquidating Filene’s Basement prior to April 21, 2009; (iii) $2.3 million attributable to a negotiated settlement of amounts paid on account of guarantees provided by RVI to landlords of liquidating Filene’s Basement, amounts paid or required to be paid by RVI in connection with certain litigation to which RVI and liquidating Filene’s Basement are both parties and any additional amounts that may be owed by liquidating Filene’s Basement to RVI. DSW’s allowed general unsecured claim under the settlement agreement is $0.5 million. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI and $0.3 million to DSW has been made. However, there can be no assurance as to timing or the amount of any additional distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.
As of January 29, 2011, the Company is no longer providing transition services to Value City or Syms.
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
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. As discussed in Note 1 to our consolidated financial statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including, but not limited to, those related to fair value of derivatives, inventory valuation, depreciation, amortization, recoverability of long-lived assets including intangible assets, the calculation of retirement benefits, estimates for self-insurance reserves for health and welfare, workers’ compensation and casualty insurance, income taxes, contingencies and litigation. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial and appraisal techniques. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.
While we believe that our historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. As the determination of these estimates requires the exercise of judgment, actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.
We believe the following represent the most critical estimates and assumptions, among others, used in the preparation of our consolidated financial statements. We have discussed the selection, application and disclosure of the critical accounting policies with our Audit Committee.
•
Revenue recognition. Revenues from merchandise sales are recognized upon customer receipt of merchandise are net of returns through period end and sales tax and are not recognized until collectability is reasonably assured. For dsw.com, we estimate a time lag for shipments to record revenue when the customer receives the goods. We believe a one day change in our estimate would not materially impact our revenue. Net sales also include revenue from shipping and handling while the related costs are included in cost of sales.

Revenue from gift cards is deferred and the revenue is recognized upon redemption of the gift card. Our policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. Miscellaneous income is included in selling, general and administrative expenses. We recognized $1.1 million, $1.1 million and $0.8 million as other operating income from gift card breakage during fiscal 2010, 2009 and 2008, respectively, excluding discontinued operations.

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

DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. DSW estimates are based on both our historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported our shrinkage estimates. If the estimate of shrinkage, on a cost basis, were to increase or decrease 0.5% as a percentage of net sales, it would result in a decrease or increase of approximately $3.9 million to operating profit.

Markdowns establish a new cost basis for inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in the newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.

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

•
Asset impairment and long-lived assets. We periodically evaluate the carrying amount of our long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset. Our reviews are conducted at the lowest identifiable level, which includes a store. The impairment loss recognized is the excess of the carrying amount of the asset or asset group over its fair value, based on projected discounted cash flows using a discount rate determined by management. Any impairment loss realized is included in selling, general and administrative expense. We believe as of January 29, 2011 that the long-lived assets’ carrying amounts and useful lives are appropriate. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

•
Self-insurance reserves. We record estimates for certain health and welfare, workers’ compensation and casualty insurance costs that are self-insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare estimates are calculated utilizing claims development estimates based on historical experience and other factors. Workers’ compensation and general liability insurance estimates are calculated utilizing claims development estimates based on historical experience and other factors. We have purchased stop loss insurance to limit our exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers’ compensation and casualty insurance. Although we do not anticipate the amounts ultimately paid will differ significantly from our estimates, self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions. For example, for workers’ compensation and liability future claims estimates, a 1% increase or decrease to the assumptions for claims costs and loss development factors would increase or decrease our self-insurance accrual by less than $0.1 million.

•
Customer loyalty program. DSW maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. DSW accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. If the redemption rate were to increase or decrease by 5%, it would result in a decrease or increase of approximately $1.8 million to operating profit.

•
Pension. The obligations and related assets of the defined benefit retirement plan are presented in Note 10 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, we utilize the yield on fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At January 29, 2011, the weighted-average actuarial assumptions applied to our plan were a discount rate of 5.5% and long-term rate of return on plan assets of 7.0%. At January 30, 2010, the weighted-average actuarial assumptions applied to our plan were a discount rate of 5.8% and long-term rate of return on plan assets of 7.0%. To the extent actual results vary from assumptions, earnings would be impacted.

•
Change in fair value of derivative instruments. In accordance with ASC 815, Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. The Company uses the Black-Scholes Pricing Model to calculate the fair value of derivative instruments. For fiscal years ended January 29, 2011 and January 30, 2010, the Company recorded a non-cash charge of $14.6 million and $16.8 million, respectively, related to the change in fair value of warrants. For fiscal years ended January 29, 2011 and January 30, 2010, the Company recorded a non-cash charge of $34.4 million and $49.7 million, respectively, related to the change in the fair value of the conversion feature of the PIES. At January 29, 2011, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been approximately $0.1 million and the effect on the fair value of the conversion feature of the PIES would have been approximately $0.6 million.

•
Income taxes. We determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, we adjust income based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If our management had made these determinations on a different basis, our tax expense, assets and liabilities could be different. During fiscal 2010, a decrease in the valuation reserve of $2.4 million for deferred tax assets was recorded. During fiscal 2009, an increase in the valuation reserve of $41.1 million for deferred tax assets was recorded.

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

RESULTS OF OPERATIONS
We have two business segments, DSW and Corporate. Our DSW segment is a specialty branded footwear retailer. As of January 29, 2011, a total of 311 DSW stores were open. The Corporate segment consists of all corporate assets, liabilities and expenses not allocated to the DSW segment through corporate allocation or shared service arrangements. As a result of RVI’s disposition of Filene’s Basement during fiscal 2009, the results of the Filene’s Basement operations are included in discontinued operations. As a result of RVI’s disposition of an 81% ownership interest in its Value City operations during fiscal 2007, the results of the Value City operations are also included in discontinued operations.
Seasonality
DSW’s business is subject to seasonal merchandise trends when its customers’ interest in new seasonal styles increases. Spring styles are new in the first quarter, and fall styles are new in the third quarter. Unlike many other retailers, DSW has not historically experienced a significantly large increase in net sales during its fourth quarter associated with the winter holiday season.
Fiscal Year
We follow a 52/53-week fiscal year that ends on the Saturday nearest to January 31. Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
The following table sets forth, for the periods indicated, the percentage relationships to net sales of the listed items included in our Consolidated Statements of Operations.

	Fifty-two weeks ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation shown below in selling, general and administrative expenses)	(55.4)	(55.6)	(57.5)
Selling, general and administrative expenses	(35.3)	(42.8)	(39.5)
Change in fair value of derivative instruments	(2.7)	(4.1)	5.8

Operating profit (loss)	6.6	(2.5)	8.8
Interest expense	(0.8)	(0.8)	(0.9)
Interest income	0.2	0.1	0.7

Interest expense, net	(0.6)	(0.7)	(0.2)
Non-operating income (expense), net	0.1	(0.2)

Income (loss) from continuing operations before income taxes	6.1	(3.4)	8.6
Income tax expense	(3.3)	(0.7)	(1.1)

Net income (loss) from continuing operations	2.8	(4.1)	7.5
Less: net income attributable to the noncontrolling interests	(2.2)	(1.3)	(0.7)

Net income (loss) from continuing operations attributable to Retail Ventures, Inc.	0.6%	(5.4)%	6.8%

Fiscal Year Ended January 29, 2011 (“fiscal 2010”) Compared To Fiscal Year Ended January 30, 2010 (“fiscal 2009”)
Net Sales. DSW sales for fiscal 2010 increased by 13.7% from fiscal 2009. DSW comparable store sales increased 13.2% and 3.2% for fiscal 2010 and fiscal 2009, respectively. The following table summarizes the increase in net sales (in millions):

For the fiscal
year ended
January 29,
2011
Net sales for the fiscal year ended January 30, 2010	$1,602.6
Increase in comparable store sales	206.6
Net increase from non-comparable and closed store sales	13.2

Net sales for the fiscal year ended January 29, 2011	$1,822.4

The increase in comparable store sales of 13.2% for fiscal 2010 was driven by an increase in transactions, as more customers visited DSW stores and dsw.com, and a higher percentage of those customers made purchases. All merchandise categories reported strong performance, with no single category driving the overall sales increase.
Gross Profit. Gross profit is defined as net sales less cost of sales. DSW gross profit increased $100.2 million, or 14.1%, from $712.1 million in fiscal 2009 to $812.3 million in fiscal 2010. Gross profit increased 20 basis points as a percentage of net sales in fiscal 2010 to 44.6% from 44.4% for fiscal 2009. Sales volume exceeded expectations during the spring season of fiscal 2010, which resulted in a reduction in markdown activity.
Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased $42.8 million, or 6.2%, from $685.5 million in fiscal 2009 to $642.7 million in fiscal 2010. SG&A expenses, as a percentage of sales, decreased to 35.3% compared to 42.8% for the prior year’s period.
DSW segment SG&A expenses as a percentage of net sales were 35.0% and 38.6% for fiscal 2010 and fiscal 2009, respectively. DSW increased its marketing expenses to drive sales and have continued investing in its infrastructure resulting in additional depreciation expenses. Even with those increases, operating expenses for the year leveraged as a result of the sales increase compared to last year and a reduction in total store occupancy expense and overhead expenses driven by expense savings initiatives.
Corporate segment SG&A expense decreased $62.8 million in fiscal 2010 compared to fiscal 2009. The decrease in SG&A expense was primarily due to a reduction of bad debt expense of $2.7 million during the first quarter of fiscal 2010 due to an initial distribution from the debtors’ estates, compared to an increase in bad debt expense of $57.3 million during the first quarter of fiscal 2009 recorded against the notes and accounts receivable from Filene’s Basement due to the bankruptcy filing of Filene’s Basement on May 4, 2009. This was partially offset by the $4.0 million accrued for the complaint filed by Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. (collectively, “Debtors”).
Change in Fair Value of Derivatives. During fiscal 2010 and 2009, the Company recorded a non-cash charge of $14.6 million and $16.8 million, respectively representing the changes in fair value of outstanding warrants. During fiscal 2010 and 2009, the Company recorded a non-cash charge of $34.4 million and $49.7 million, respectively, representing the change in the fair value of the conversion feature of the PIES. The Company utilizes the Black-Scholes Pricing Model to estimate the fair value of the derivatives. The change in the fair value of the derivatives is primarily due to the increases in the RVI and DSW stock prices.
Operating Profit (Loss). The operating profit for fiscal 2010 was $120.6 million compared to operating loss of $39.8 million in fiscal 2009, an increase of $160.4 million. The operating profit as a percentage of sales was 6.6% in fiscal 2010 compared to operating loss as a percentage of sales of 2.5% in fiscal 2009.
The operating loss for the Corporate segment declined $80.3 million to $53.0 million in fiscal 2010 from $133.3 million in fiscal 2009, primarily due to the change in fair value of derivative instruments.
The operating profit for DSW was $173.6 million in fiscal 2010 compared to $93.5 million in fiscal 2009 and increased as a percentage of net sales to 9.5% in fiscal 2010 from 5.8% in fiscal 2009. The increase in operating profit as a percentage of net sales was primarily the result of an increase in gross profit and a decrease in operating expenses.

Interest Expense. Interest expense was $13.5 million and $13.6 million in fiscal 2010 and fiscal 2009, respectively. Interest expense included the amortization of the debt discount of $2.4 million and $2.2 million in fiscal 2010 and fiscal 2009, respectively.
Interest Income. During fiscal 2010, interest income increased $0.9 million to $3.2 million. The increase in interest income was primarily a result of the reversals of interest reserves related to uncertain tax positions which were released during fiscal 2010.
Non-operating Income (Expense), net. Non-operating income, net of non-operating expense, for fiscal 2010 resulted from a gain on the sale of a fully impaired auction rate security which was sold during fiscal 2010.
Non-operating expense, net, for fiscal 2009 resulted from other-than-temporary impairments related to DSW auction rate securities partially offset by realized gains related to the sale of preferred shares.
Income Taxes. Fiscal 2010 reflects a 53.6% effective tax rate as compared to a 22.5% fiscal 2009 effective rate. The 2010 and 2009 tax rates reflect the impact of a non-cash charge of $14.6 million and a non-cash charge of $16.8 million, respectively, for the change in fair value on the mark to market accounting for the warrants.
Income (Loss) from Continuing Operations. The income from continuing operations was $51.8 million in fiscal 2010 compared to loss from continuing operations of $65.6 million in fiscal 2009 and represents 2.8% versus 4.1% of net sales, respectively.
Income (Loss) from Discontinued Operations — Value City Department Stores. The $2.7 million and $9.5 million reduction in the loss from discontinued operations in fiscal 2010 and fiscal 2009, respectively, was primarily due to revaluation of guarantees due to the passage of time.
Income (Loss) from Discontinued Operations — Filene’s Basement. The $3.9 million increase in the gain from discontinued operations, net of tax — Filene’s Basement during fiscal 2010 is primarily due to an initial distribution from the debtor’s estates.
In fiscal 2009, the income from the Filene’s Basement of $50.4 million was comprised of two components; the gain on the disposition of Filene’s Basement of $81.9 million partially offset by the loss from Filene’s Basement operations of $31.5 million. The gain on the disposition of Filene’s Basement was due to the write-off of the investment in Filene’s Basement partially offset by the recording of guarantees, other expenses relating to the disposition of Filene’s Basement and income tax benefit of $2.9 million in the aggregate.
Noncontrolling interests. For fiscal 2010 and fiscal 2009, net income attributable to Retail Ventures was impacted by $40.7 million and $20.4 million, respectively, to reflect that portion of the income attributable to DSW minority shareholders.
Fiscal Year Ended January 30, 2010 (“fiscal 2009”) Compared To Fiscal Year Ended January 31, 2009 (“fiscal 2008”)
Net Sales. DSW sales for fiscal 2009 increased by 9.5% to $1.60 billion from $1.46 billion for fiscal 2008. DSW comparable store sales increased 3.2% and decreased 5.9% for fiscal 2009 and fiscal 2008, respectively. The increase in net sales included a net increase of 6.6% from new and closed locations and dsw.com. The following table summarizes the increase in net sales (in millions):

For the fiscal
year ended
January 30,
2010
Net sales for the fiscal year ended January 31, 2009	$1,462.9
Increase in comparable store sales	42.8
Net increase from non-comparable and closed store sales	96.9

Net sales for the fiscal year ended January 30, 2010	$1,602.6

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
Liquidity and Capital Resources
Retail Ventures, Inc. relies on the cash flow of our subsidiaries, the Credit Facility and our cash on hand to meet our obligations, including our obligations under the PIES and under the Credit Facility, and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing Credit Facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand and the Credit Facility are not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not currently plan to pay dividends in fiscal 2011 and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
Retail Ventures is continuing to review its available options to the extent it may become necessary to manage and enhance its liquidity position. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, of DSW for an aggregate amount of $8.0 million. Proceeds from the sale were used for general corporate purposes and continuing expenses. In addition, on February 8, 2011, RVI entered into a Loan Agreement with SEI for a revolving credit facility of up to $30 million to provide for the ongoing working capital and general business needs of RVI for the term of the loan.
DSW’s primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with expansion, improving information systems, the remodeling of existing stores and infrastructure growth. The primary sources of funds for these liquidity needs are cash flow from operations and credit facilities. For DSW, their working capital and inventory levels typically build seasonally. DSW believes that they have sufficient financial resources and access to financial resources at this time. DSW is committed to a cash management strategy that maintains liquidity to adequately support the operations of the business, its growth strategy and to withstand unanticipated business volatility. DSW believes that cash generated from DSW operations, together with its current levels of cash and equivalents and investments, as well as availability under its revolving credit facility, will be sufficient to maintain its ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth for the foreseeable future.
Except as noted, the following discussion is based upon the consolidated liquidity position of RVI. See below under “Certain Liquidity Issues of RVI”.
Net working capital was $320.6 million and $369.2 million at January 29, 2011 and January 30, 2010, respectively. The decrease in net working capital was primarily related to the PIES being classified as a current liability at January 29, 2011, an increase in accounts payable primarily related to the inventory increase, accrued bonus related to improved operating results and accrued taxes related to the increase in earnings before income taxes. The decrease was partially offset by the increase in cash and short-term investments as a result of operating cash flow and a planned inventory increase. As of January 29, 2011 and January 30, 2010, the current ratio was 1.8 and 2.4, respectively.

Operating Activities
Net cash provided by operating activities from continuing operations totaled $127.0 million and $134.4 million in fiscal 2010 and fiscal 2009, respectively. Net income attributable to RVI, after adjusting for non-cash charges increased but was offset by income tax related items and the planned inventory increase net of the related increase in accounts payable.
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
Investing Activities
For fiscal 2010, cash used in investing activities from continuing operations was $176.1 million compared to $87.3 million for fiscal 2009. During fiscal year ended January 29, 2011, $302.4 million of cash was used to purchase available-for-sale and held-to-maturity securities while $173.0 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. DSW has increased its investment in longer term investments to increase its return. None of the investments have terms longer than two years. During fiscal 2010, we made $52.3 million in capital expenditures. Of this incurred amount, we incurred $34.6 million related to stores, $8.4 million related to supply chain projects and warehouses and $9.3 million related to information technology and infrastructure
For fiscal 2009, cash used in investing activities from continuing operations was $87.3 million compared to $101.6 million for fiscal 2008. During fiscal 2009, $224.0 million of cash was used to purchase available-for-sale and held-to-maturity securities while $160.7 million of cash was generated by the sale of available-for-sale and held-to-maturity securities. During fiscal 2009, we made $21.8 million in capital expenditures. Of this incurred amount, we incurred $10.4 million related to stores, $5.7 million related to supply chain projects and warehouses and $5.7 million related to information technology and infrastructure.
DSW expects to spend approximately $70 million for capital expenditures in fiscal 2011. DSW’s future investments will depend primarily on the number of stores DSW opens and remodels, infrastructure and information technology programs that DSW undertakes and the timing of these expenditures. In fiscal 2010, DSW opened 9 new stores. DSW plans to open approximately 15 to 20 stores in fiscal 2011. During fiscal 2010, the average investment required to open a typical new DSW store was approximately $1.8 million, prior to construction and tenant allowances. Of this amount, gross inventory typically accounted for $0.6 million, fixtures and leasehold improvements typically accounted for $0.9 million and new store advertising and other new store expenses typically accounted for $0.3 million.
Financing Activities
During fiscal 2010, cash used in financing activities by continuing operations was $0.1 million compared to cash provided by financing activities of $0.4 million in fiscal 2009.
During fiscal 2009, cash provided by and used in financing activities by continuing operations was $0.4 million compared to $5.4 million in fiscal 2008. During fiscal 2008, the cash used in financing activities was primarily due to the $5.6 million cash used to repurchase a portion of the outstanding PIES.
At the end of 2010, the RVI is not subject to any financial covenants; however, the DSW Revolving Loan and PIES contain numerous restrictive covenants relating to the Company’s management and operation. These non-financial covenants include, among other restrictions, limitations on indebtedness, guarantees, mergers, acquisitions, fundamental corporate changes, financial reporting requirements, budget approval, disposition of assets, investments, loans and advances, liens, dividends, stock purchases, transactions with affiliates, issuance of securities and the payment of and modifications to debt instruments under these agreements.

$100 Million Secured Revolving Credit Facility — The DSW Revolving Loan
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. This facility replaced an existing $150 million secured revolving credit facility (the “Previous DSW Credit Facility”) that expired July 5, 2010. Under the DSW Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50.0 million. Additional covenants limit payments for capital expenditures to $75.0 million in any fiscal year, and if DSW has direct borrowings greater than $25.0 million, its credit facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $46.7 million for capital expenditures in fiscal 2010. As of January 29, 2011, DSW was not required to calculate the fixed charge coverage ratio as DSW did not have direct borrowings greater than $25.0 million. DSW had availability under the DSW Credit Facility of $80.8 million, outstanding letters of credit of $19.2 million and DSW was in compliance with all covenants related to the Credit Facility.
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
During fiscal 2010, the Company recorded a non-cash charge of $34.4 million related to the change in fair value of the conversion feature of the PIES. As of January 29, 2011, the fair value liability recorded for the conversion feature of the PIES was $6.4 million.
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

Warrants
The Company has outstanding warrants to purchase up to 1,952,498 RVI Common Shares (including 1,731,460 to Schottenstein RVI LLC, a related party) at an initial exercise price of $4.50 per share or up to 370,904 (including 328,915 to Schottenstein RVI LLC, a related party) DSW Class A Common Shares owned by Retail Ventures at an initial exercise price of $19.00 per share. The warrants are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. The Company has granted registration rights with respect to the shares issuable upon exercise of the warrants. Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.
For fiscal 2010, the Company recorded a non-cash charge of $14.6 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $13.0 million.
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
Effective November 16, 2010, Retail Ventures, Inc. issued 1,214,572 of its common shares, without par value, to Cerberus Partners, L.P. (“Cerberus”) in connection with Cerberus’ exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The warrant was exercised on a cashless exercise basis as permitted by the warrant, resulting in the issuance of 1,214,572 of the 1,731,460 shares for which the warrant could have been exercised (at an exercise price of $4.50 per share). In connection with this issuance, no payment was made to RVI, no underwriters were utilized and no commissions were paid.
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
As of January 29, 2011 and January 30, 2010, the amount of RVI’s guarantees of Value City commitments was $0.4 million and $2.9 million, respectively. The reduction in the liability through January 29, 2011 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability would be incurred. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. RVI may become subject to risks associated with the bankruptcy filing by Value City, if creditors whose obligations RVI has guaranteed are not paid.
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
Liquidity and Capital Resources Considerations Relating to the Filene’s Basement Disposition
On April 21, 2009, we sold all of the outstanding capital stock of Filene’s Basement and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. Retail Ventures guaranteed or may, in certain circumstances, be responsible for certain liabilities of Filene’s Basement, including, but not limited to, amounts owed under lease obligations related to leases not assumed by New Filene’s Basement. As of January 29, 2011, RVI has recorded a liability of $0.2 million for the guarantees of Filene’s Basement commitments, primarily for lease obligations. On May 4, 2009, liquidating Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, Syms purchased certain assets of Filene’s Basement. The Company negotiated with Syms to provide transition services in exchange for payment.

On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. Effective as of the court’s approval, under the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. (The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the terms of the settlement agreement, which is filed herewith as Exhibit 10.101 and incorporated herein by reference.)
Although the settlement agreement provides that RVI and DSW will have certain allowed claims against liquidating Filene’s Basement and its related debtors, there can be no assurance as to whether RVI or DSW will ultimately recover any additional amounts from the debtors in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI and $0.3 million to DSW has been made. However, there can be no assurance as to timing or the amount of any distribution in respect of RVI’s or DSW’s claims (or whether RVI or DSW will recover any of the remainder of the amounts in connection with their claims). Failure to recover such amounts may negatively affect liquidity at RVI. In addition, as a result of the releases provided by the settlement agreement, RVI and DSW have relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors. By assuming the liquidating Filene’s Basement defined benefit pension plan, RVI has become responsible for maintaining this plan, and any contributions required to be made by RVI could negatively affect liquidity at RVI.
Certain Liquidity Issues of RVI
Retail Ventures is a holding company and all our operations are conducted through our subsidiaries. RVI has no net sales on a standalone basis. Therefore, we rely on the cash flow of our subsidiaries, the Credit Facility and our cash on hand to meet our obligations, including our obligations under the PIES and the Credit Facility, and the guarantees of certain obligations of Filene’s Basement and Value City. The ability of our subsidiaries to provide cash to Retail Ventures by way of dividends, distributions, interest or other payments (including intercompany loans) is subject to various restrictions, including restrictions imposed by the existing Credit Facility governing our subsidiaries’ indebtedness. Future indebtedness incurred by our subsidiaries may also limit or prohibit such payments. In addition, the ability of our subsidiaries to make such payments may be limited by relevant provisions of the laws of their respective jurisdictions of organization.
To the extent cash on hand and the Credit Facility are not sufficient to meet our operating cash flow needs we may seek other sources to provide the funds necessary for operations. Even though we could receive cash from DSW in the form of dividends, loans or otherwise, DSW has indicated that it does not currently plan to pay dividends in fiscal 2011 and RVI does not have a current arrangement for loans or other funding with DSW. DSW is a separate and distinct legal entity and currently has no obligation, contingent or otherwise, to distribute cash to us or to make funds available to service our coupon payments under the PIES.
Retail Ventures is continuing to review its available options to the extent it may become necessary to manage and enhance its liquidity position in the event the Merger does not close. Although RVI’s plan to enhance liquidity could include, among other things, the sale or collateralization of shares of common stock of DSW Inc. or a sale of equity by RVI, no assurance can be given that any such transaction can be completed on favorable terms or that such a transaction would satisfy all of RVI’s liquidity requirements. On January 15, 2010, Retail Ventures sold to DSW 320,000 Class B Common Shares, without par value, for an aggregate amount of $8.0 million. Proceeds from the sale were used for general corporate purposes and continuing expenses. In addition, on February 8, 2011, RVI entered into a Loan Agreement with SEI for a revolving credit facility of up to $30 million to provide for the ongoing working capital and general business needs of RVI for the term of the loan. All outstanding principal and accrued but unpaid interest under the Credit Facility is due and payable in full on the earlier of either February 8, 2013 or two days after the closing of the Merger.

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
The following table provides aggregated information about known contractual obligations and other long-term liabilities as of January 29, 2011 (in thousands):

		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations(8)	Total	1 Year	Years	Years	5 Years
Current maturities of long-term debt	$133,750	$133,750
Interest payments on long-term debt (1)	7,143	7,143
Operating lease obligations (2)	936,762	136,059	$257,433	$224,689	$318,581
Construction commitments — DSW (3)	3,402	3,402
Purchase Obligations (4)	14,195	3,347	6,400	4,448
Pension (5)	5,182				5,182
Other (6)	1,590	452	582		556
Uncertain tax positions (7)	3,249				3,249

Total operations	$1,105,273	$284,153	$264,415	$229,137	$327,568

(1)	Projected interest payments are for the PIES are based on the outstanding principal amount at January 29, 2011 and interest rate per the agreement.

(2)
Many of our operating leases require us to pay contingent rent based on sales, common area maintenance and real estate taxes. Contingent rent, costs and taxes vary year by year and are based almost entirely on actual costs incurred. As such, they are not included in the lease obligations presented above. Other non current liabilities of $104.1 million are primarily comprised of deferred rent liabilities, construction and tenant allowances, and uncertain tax positions. Deferred rent, which is included in other non current liabilities, is excluded from this table as our payment obligations are included in the operating lease obligations. Construction and tenant allowances, which are included in other non current liabilities, are not contractual obligations as the balance represents cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease.

(3)	Construction commitments include capital items to be purchased for projects that were under construction, or for which a lease had been signed, as of January 29, 2011.

(4)	Many of our purchase obligations are cancelable by us without payment or penalty, and we have excluded such obligations.

(5)	Pension is included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(6)
Other contractual obligations include purchase commitments, guarantees and indemnifications. Many of our purchase commitments are cancelable by us without payment or penalty, and we have excluded such commitments, along with all associate employment and intercompany commitments.

(7)
The amount of obligations related to uncertain tax positions as of January 29, 2011, is $3.2 million, including approximately $0.3 million of accrued interest and penalties. Uncertain tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. We may not be required to settle these obligations. Uncertain tax positions are included in the “More Than 5 Years” column as we are not able to reasonably estimate the timing of the potential future payments.

(8)	Deferred taxes and noncontrolling interest are not included in this table.

At January 29, 2011 and January 30, 2010, the Company has $133.8 million of PIES outstanding.
DSW had outstanding letters of credit on the DSW Revolving Loan of $19.2 million and $17.4 million at January 29, 2011 and January 30, 2010 respectively. If certain conditions are met under these letter of credit arrangements, DSW would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, DSW does not expect to make any significant payment outside of the terms set forth in these arrangements.
As of January 29, 2011, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $3.4 million as of January 29, 2011. In addition, as of January 29, 2011, DSW has signed nine lease agreements for new store locations opening in fiscal 2011 and 2012 with total annual rent of approximately $5.6 million. In connection with the new lease agreements, DSW expects to receive a total of approximately $5.3 million of construction and tenant allowances, which reimburses DSW for expenditures at these locations.
We operate all DSW stores, warehouses and corporate office space from leased facilities. Lease obligations are accounted for either as operating leases or as capital leases. As of January 29, 2011, the Company had no capital leases. See Note 6 to Consolidated Financial Statements for the minimum payments due under operating or capital leases.
Additional information regarding our financial commitments as of January 29, 2011 is provided in Notes 7 and 13 to Consolidated Financial Statements.
Recent Accounting Pronouncements
Recent accounting pronouncements and their impact on Retail Ventures are disclosed in Note 1 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
It is not our intention to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would facilitate off-balance sheet arrangements or other limited purposes. Retail Ventures had no “off-balance sheet” arrangements as of January 29, 2011, as that term is described by the SEC.

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
Investments
Our cash and equivalents have maturities of 90 days or fewer. At times, cash and equivalents may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. DSW also has investments in various short-term and long-term investments. DSW’s available-for-sale investments generally renew every 7 days and DSW also has held-to-maturity investments that have terms greater than 365 days. These financial instruments may be subject to interest rate risk through lost income should interest rates increase during their term to maturity and thus may limit DSW’s ability to invest in higher income investments.
Secured Revolving Credit Facilities
DSW is exposed to interest rate risk primarily through its borrowings under the $100 million DSW Credit Facility. At January 29, 2011, DSW had no direct borrowings under its credit facility and had $19.2 million of letters of credit outstanding. DSW’s future borrowings, if any, would bear interest at rates in accordance with its credit facility and would be subject to interest rate risk. Because DSW has no outstanding debt, DSW does not believe that a hypothetical adverse change of 1% in interest rates would have a material effect on its financial position.

Warrants
For derivatives that are not designated as hedges under ASC 815, Derivatives and Hedging, changes in the fair values are recognized in earnings in the period of change. Retail Ventures estimates the fair value of derivatives based on pricing models using current market rates and records all derivatives on the balance sheet at fair value.
As of January 29, 2011, the Company had 1,952,498 warrants outstanding. All previously outstanding unexercised warrants expired.
During fiscal 2010, the Company recorded a non-cash charge related to the change in the fair value of the warrants of $14.6 million. As of January 29, 2011, the aggregate fair value liability recorded relating to the warrants is $20.6 million. The fair value liability was estimated as of January 29, 2011 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.5%; expected life of 1.4 years; expected volatility of 49.4% and an expected dividend yield of 0.0%. As the warrants may be exercised for either Common Shares of RVI or Common Shares of DSW owned by RVI, the settlement of such warrants will not result in a cash outlay by the Company. At January 29, 2011, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the warrants would have been approximately $0.1 million.
Conversion Feature of PIES
During fiscal 2010, the Company recorded a non-cash charge related to the change in fair value of the conversion feature of the PIES of $34.4 million. As of January 29, 2011, the fair value liability recorded for the conversion feature was $6.4 million. The fair value was estimated as of January 29, 2011 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 0.9%; expected life of 0.6 years; expected volatility of 46.8%; and an expected dividend yield of 0.0%. The fair value of the conversion feature at the date of issuance of $11.7 million is equal to the amount of the discount of the PIES and will be amortized into interest expense over the term of the PIES. At January 29, 2011, if the estimated discount rate were to have increased by 1%, the effect on the fair value of the conversion feature of the PIES would have been approximately $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and the Report of Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as designed by Securities Exchange Act rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of January 29, 2011, that such disclosure controls and procedures were effective.

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
Management assessed the effectiveness of the Company’s internal control system as of January 29, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of January 29, 2011.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an audit report covering the Company’s internal control over financial reporting, as stated in its report which begins on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change was made in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
In accordance with General Instruction G(3), the information contained under the captions “EXECUTIVE OFFICERS”, ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), are incorporated herein by reference to satisfy the information required by this Item.

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
In accordance with General Instruction G(3), the information contained under the captions “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS” and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.
EQUITY COMPENSATION PLAN TABLE
The following table sets forth certain information as of January 29, 2011 about the Company’s existing equity compensation plans and arrangements. The information includes the number of Common Shares covered by, and the weighted average exercise price of, outstanding options, warrants and other rights and the number of Common Shares remaining available for future grants, excluding the Common Shares to be issued upon exercise of outstanding options, warrants and other rights.

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,019,000	$7.67	4,628,893
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,019,000	$7.67	4,628,893

(1)	Equity compensation plans approved by shareholders include the 1991 Plan and the 2000 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3), the information contained under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION — CORPORATE GOVERNANCE PRINCIPLES” in the Proxy Statement is incorporated herein by reference to satisfy the information required by this Item.

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

RETAIL VENTURES, INC.

March 28, 2011	By:	/s/ James A. McGrady James A. McGrady, Chief Executive Officer, President,
Chief Financial Officer and Treasurer (Principal
Executive Officer and Principal Financial
and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Jay L. Schottenstein	Chairman of the Board of Directors	March 28, 2011

/s/ James A. McGrady James A. McGrady	Chief Executive Officer, President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2011

* Henry L. Aaron	Director	March 28, 2011

* Ari Deshe	Director	March 28, 2011

* Jon P. Diamond	Director	March 28, 2011

* Elizabeth M. Eveillard	Director	March 28, 2011

* Lawrence J. Ring	Director	March 28, 2011

* Harvey L. Sonnenberg	Director	March 28, 2011

* James L. Weisman	Director	March 28, 2011

*By:	/s/ James A. McGrady James A. McGrady (Attorney-in-fact)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Retail Ventures, Inc. and subsidiaries (the ‘Company’) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Ventures, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in Note 1 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and noncontrolling interests in consolidated financial statements, which became effective February 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Retail Ventures, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Retail Ventures, Inc. and subsidiaries (the “Company”) as of January 29, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2011 of the Company and our report dated March 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and new accounting guidance on accounting for noncontrolling interests in consolidated financial statements, which became effective February 1, 2009.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 28, 2011

RETAIL VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
January 29, 2011 and January 30, 2010
(in thousands, except share amounts)

	January 29,	January 30,
	2011	2010
ASSETS
Cash and equivalents	$99,126	$141,773
Short-term investments	241,557	164,265
Accounts receivable, net	13,105	6,509
Accounts receivable from related parties	81	154
Inventories	309,013	262,284
Prepaid expenses and other current assets	30,900	22,478
Deferred income taxes	49,354	29,560

Total current assets	743,136	627,023
Property and equipment, at cost:
Furniture, fixtures and equipment	261,056	235,728
Leasehold improvements	182,503	162,840

	443,559	398,568
Accumulated depreciation and amortization	(231,217)	(189,755)

Property and equipment, net	212,342	208,813

Goodwill	25,899	25,899
Long-term investments	49,987	1,151
Conversion feature of long-term debt		28,029
Deferred income taxes		5,657
Other assets	10,113	6,893

Total assets	$1,041,477	$903,465

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC
CONSOLIDATED BALANCE SHEETS (Continued)
January 29, 2011 and January 30, 2010
(in thousands, except share amounts)

	January 29,	January 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$149,207	$120,038
Accounts payable to related parties	1,069	1,239
Accrued expenses:
Compensation	25,162	27,056
Taxes	15,673	29,682
Gift cards and merchandise credits	22,571	17,774
Guarantees from discontinued operations	452	2,800
Other	49,242	36,162
Conversion feature of short-term debt	6,375
Warrant liability	20,624	23,068
Current maturities of long-term debt	132,132

Total current liabilities	422,507	257,819

Long-term obligations, net of current maturities		129,757
Other non current liabilities	104,182	109,958
Deferred income taxes	25,919	2,641

Commitments and contingencies

Shareholders’ equity:
Common Shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 50,282,402 and 48,964,530 outstanding, respectively	330,022	313,147
Accumulated deficit	(78,940)	(100,277)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(5,842)	(6,942)

Total Retail Ventures’ shareholders’ equity	245,181	205,869
Noncontrolling interests	243,688	197,421

Total shareholders’ equity	488,869	403,290

Total liabilities and shareholders’ equity	$1,041,477	$903,465

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands, except per share amounts)

	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	$1,822,376	$1,602,605	$1,462,944
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(1,010,108)	(890,465)	(841,593)
Selling, general and administrative expenses	(642,694)	(685,485)	(578,538)
Change in fair value of derivative instruments	(49,014)	(66,499)	85,235

Operating profit (loss)	120,560	(39,844)	128,048
Interest expense	(13,506)	(13,632)	(13,603)
Interest income	3,239	2,288	11,269

Interest expense, net	(10,267)	(11,344)	(2,334)
Non-operating income (expense), net	1,500	(2,367)	352

Income (loss) from continuing operations before income taxes	111,793	(53,555)	126,066
Income tax expense	(59,973)	(12,055)	(16,886)

Income (loss) from continuing operations	51,820	(65,610)	109,180
Income from discontinued operations, net of tax — Value City	2,733	9,513	13,223
Income (loss) from discontinued operations, net of tax — Filene’s Basement	3,895	50,367	(61,602)

Total income (loss) from discontinued operations, net of tax	6,628	59,880	(48,379)

Net income (loss)	58,448	(5,730)	60,801
Less: net income attributable to the noncontrolling interests	(40,654)	(20,361)	(9,960)

Net income (loss) attributable to Retail Ventures, Inc.	$17,794	$(26,091)	$50,841

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands, except per share amounts)

	January 29,	January 30,	January 31,
	2011	2010	2009
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.23	$(1.76)	$2.04
Diluted earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.23	$(1.76)	$1.28
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.13	$1.23	$(0.99)
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.13	$1.23	$(0.98)
Basic earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.36	$(0.53)	$1.04
Diluted earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.36	$(0.53)	$0.30

Shares used in per share calculations:
Basic shares	49,284	48,878	48,669
Diluted shares	49,601	48,878	49,526

Amounts attributable to Retail Ventures, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$11,166	$(85,971)	$99,220
Discontinued operations, net of tax	6,628	59,880	(48,379)

Net income (loss)	$17,794	$(26,091)	$50,841

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
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

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
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

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	Number of Shares		Retail Ventures, Inc. Shareholders
				Retained			Total
			Common	Earnings			Accumulated
		Common	Shares and	(Accum-			Other	Non-
	Common	Shares in	Paid in	ulated		Treasury	Comprehen-	controlling
	Shares	Treasury	Capital	Deficit)	Warrants	Shares	sive Loss	Interests	Total
Balance, January 30, 2010	48,964	8	$313,147	$(100,277)	$	$(59)	$(6,942)	$197,421	$403,290
Income from continuing operations				11,166				40,654	51,820
Income from discontinued operations				6,628					6,628
Change in minimum pension liability, net of income tax expense of $410							1,100		1,100

Total comprehensive income									59,548

Non-cash capital contribution to subsidiary			(896)						(896)
Capital transactions of subsidiary				3,543				5,613	9,156
Stock based compensation expense, before related tax effects			(495)						(495)
Net issuance of restricted shares	70		568						568
Exercise of stock options	33		187						187
Excess tax benefit related to stock options exercised			458						458
Exercise of warrants	1,215		17,053						17,053

Balance, January 29, 2011	50,282	8	$330,022	$(78,940)	$	$(59)	$(5,842)	$243,688	$488,869

The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$58,448	$(5,730)	$60,801
Less: (income) loss from discontinued operations, net of tax	(6,628)	(59,880)	48,379

Income (loss) before discontinued operations	51,820	(65,610)	109,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs and discount on debt	3,748	3,530	3,369
Stock based compensation expense	(495)	997	1,407
Restricted shares granted	568
Capital transactions of subsidiary	3,543	2,744	2,806
Depreciation and amortization	48,262	46,738	38,466
Change in fair value of derivative instruments (related party - $12,956, $6,910 and ($30,009))	49,014	66,499	(85,235)
Gain on the repurchase of the Premium Income Exchangeable Securities			(1,486)
Deferred income taxes and other non current liabilities	(2,010)	(38,559)	(6,263)
Impairment charges on long-lived assets		856	3,339
Loss on disposal of long-lived assets	1,622	1,145	2,235
Impairment charges on receivables from Filene’s Basement		57,884
Other-than-temporary impairment charges on investments		2,895	1,134
Other	8,878	8,522	2,263
Change in working capital, assets and liabilities:
Accounts receivable	(6,523)	1,532	6,314
Inventories	(46,729)	(18,276)	18,029
Prepaid expenses and other current assets	(12,917)	4,933	(53)
Accounts payable	26,986	23,037	(17,566)
Proceeds from construction and tenant allowances	5,375	7,106	16,106
Accrued expenses	(4,156)	28,407	1

Net cash provided by operating activities from continuing operations	126,986	134,380	94,046

Cash flows from investing activities:
Cash paid for property and equipment	(46,735)	(23,080)	(79,651)
Purchases of available-for-sale investments	(27,957)	(200,002)	(205,558)
Purchases of held-to-maturity investments	(274,425)	(23,983)	(2,000)
Maturities and sales of available-for-sale investments	77,009	153,753	183,604
Maturities and sales of held-to-maturity investments	96,011	6,925	2,000
Transfer of cash from restricted cash		10,261
Transfer of cash to restricted cash		(10,000)
Activity related to equity investment — related party	199	(1,151)
Purchase of tradename	(225)

Net cash used in investing activities from continuing operations	(176,123)	(87,277)	(101,605)
The accompanying notes are an integral part of the consolidated financial statements.

RETAIL VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from financing activities:
Payment of current maturities on long-term obligations		(250)
Repurchase of Premium Income Exchangeable Securities			(5,600)
Debt issuance costs	(783)
Proceeds from exercise of stock options	187	612	207
Excess tax benefit related to stock options exercised	458

Net cash (used in) provided by financing activities from continuing operations	(138)	362	(5,393)

Cash and equivalents from discontinued operations:
Operating activities	6,628	20,563	(13,984)
Investing activities		(158)	(4,014)
Financing activities		(25,181)	17,083

Net increase (decrease) in cash and equivalents from discontinued operations	6,628	(4,776)	(915)

Net (decrease) increase in cash and equivalents from continuing operations	(49,275)	47,465	(12,952)
Cash and equivalents, beginning of period	141,773	99,084	112,951

Cash and equivalents, end of period	99,126	141,773	99,084
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Operations
Retail Ventures, Inc. (“Retail Ventures” or “RVI”) and its wholly-owned subsidiaries and majority-owned subsidiary are herein referred to collectively as the “Company”. Retail Ventures’ Common Shares are listed on the New York Stock Exchange under the ticker symbol “RVI”. The Company operates two segments in the United States of America (“United States”) as of January 29, 2011. DSW Inc. (“DSW”) is a specialty branded footwear retailer. The Corporate segment consists of all revenue and expenses that are not allocated to the DSW segment. As of January 29, 2011, there were 311 DSW stores located throughout the United States. DSW also supplies shoes, under supply arrangements, for 352 locations for four retailers in the United States.
On July 5, 2005, DSW completed an initial public offering (“IPO”) of 16,171,875 Class A Common Shares sold at a price of $19.00 per share and raising net proceeds of $285.8 million, net of the underwriters’ commission and before expenses of approximately $7.8 million. As of January 29, 2011, Retail Ventures owned Class B Common Shares of DSW representing approximately 62.0% of DSW’s outstanding Common Shares, including DSW director stock units, and approximately 92.9% of the combined voting power of such shares. RVI accounted for the sale of DSW as a capital transaction. Associated with this transaction, a deferred tax liability of $65.5 million was recorded. DSW is a controlled subsidiary of Retail Ventures and its Class A Common Shares are listed on the New York Stock Exchange under the ticker symbol “DSW”.
On January 23, 2008, Retail Ventures disposed of an 81% ownership interest in its Value City Department Stores (“Value City”) business to VCHI Acquisition Co., a newly formed entity owned by VCDS Acquisition Holdings, LLC, Emerald Capital Management LLC and Crystal Value, LLC. Retail Ventures received no net cash proceeds from the sale, paid a fee of $0.5 million to the purchaser, and recognized an after-tax loss of $64.5 million on the transaction as of January 29, 2011. As part of the transaction, Retail Ventures, Inc. issued warrants to VCHI Acquisition Co. to purchase 150,000 RVI Common Shares, at an exercise price of $10.00 per share, and exercisable within 18 months of January 23, 2008. The warrants expired in June 2009. To facilitate the change in ownership and operation of Value City Department Stores, Retail Ventures agreed to provide or arrange for the provision of certain transition services principally related to information technology, finance and human resources to Value City Department Stores for a period of one year unless otherwise extended by both parties. On October 26, 2008, Value City filed for bankruptcy protection and announced that it would close its remaining stores. The Company negotiated an agreement with Value City to continue to provide services post bankruptcy filing, including risk management, financial services, benefits administration, payroll and information technology services, in exchange for a weekly payment. As of January 29, 2011, the Company is no longer providing services to Value City. On October 25, 2010, Value City Holdings, Inc., Value City Department Stores LLC, Value City Department Stores Services, Inc., Value City of Michigan, Inc., Gramex Retail Stores, Inc., GB Retailers, Inc., J.S. Overland Delivery, Inc., Retail Ventures Jewelry, Inc., and VCHI Acquisition Co. filed a complaint against RVI, Retail Ventures Services, Inc., and DSW in the United States Bankruptcy Court for the Southern District of New York. The complaint relates to the debtors’ pending voluntary cases under Chapter 11 of the Bankruptcy Code.
In the complaint, the debtors alleged claims for avoidable preferences, fraudulent transfer, receipt of illegal dividends, recovery of assets, unjust enrichment and breach of contract. The claims primarily related to transfers made by the debtors to the defendants during the one year period preceding the debtors’ filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on October 26, 2008. The debtors sought damages that totaled approximately $373.4 million.
On January 20, 2011, the Bankruptcy Court approved a settlement between the debtors and the defendants, which became final and non-appealable as of February 4, 2011. The defendants have paid to Value City the settlement payment of $3.6 million and Value City has filed a dismissal of the complaint.
On April 21, 2009, Retail Ventures disposed of Filene’s Basement, Inc. and certain related entities to FB II Acquisition Corp., a newly formed entity owned by Buxbaum Holdings, Inc. (“Buxbaum”). Retail Ventures did not realize any cash proceeds from this transaction, agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and has reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. Retail Ventures has also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. Retail Ventures has recognized an after-tax gain of $85.8 million on the transaction as of January 29, 2011. On May 4, 2009, Filene’s Basement filed for bankruptcy protection. On June 18, 2009, following bankruptcy court approval, SYL LLC, a subsidiary of Syms Corp (“Syms”), purchased certain assets of Filene’s Basement. All references to “liquidating Filene’s Basement” refer to the debtor, formerly known as Filene’s Basement Inc., and its debtor subsidiaries remaining after the asset purchase by a subsidiary of Syms. All references to “New Filene’s Basement” refer to the stores operated by Syms. The Company negotiated with Syms to provide transition services in exchange for payment. As of January 29, 2011, the Company is no longer providing transition services to Syms. On September 25, 2009, RVI and DSW entered into a settlement agreement with liquidating

Filene’s Basement and its related debtors and the Official Committee of Unsecured Creditors appointed in the Chapter 11 case for the debtors. On November 3, 2009, the settlement agreement was approved by the Bankruptcy Court for the District of Delaware. As a result of the court’s approval of the settlement agreement, RVI’s claims in respect of $52.6 million in notes receivable from liquidating Filene’s Basement were released; RVI assumed the rights and obligations related to (and agreed to indemnify liquidating Filene’s Basement with regard to certain matters arising out of) the liquidating Filene’s Basement defined benefit pension plan; and liquidating Filene’s Basement and the creditors’ committee agreed to allow certain general unsecured claims for amounts owed to RVI and DSW. The parties also agreed to certain provisions affecting the proper allocation of proceeds paid to RVI or liquidating Filene’s Basement in connection with specified third party litigation and to certain provisions related to the debtors’ recovery from third parties that are the beneficiaries of letters of credit or hold collateral related to workers’ compensation claims. The settlement agreement also provides for certain mutual releases among the debtors, the creditors’ committee, RVI, DSW and other parties. Although the settlement agreement provides that RVI will have certain allowed claims against the debtors, there can be no assurance as to whether RVI will ultimately recover all of the amounts in connection with these claims. A plan of reorganization of the debtors was confirmed by the court on January 26, 2010, and an initial distribution from the debtors’ estates of $7.3 million to RVI and $0.3 million to DSW has been made. However, there can be no assurance as to timing or the amount of any additional distribution in respect of its claims (or whether RVI will recover any of the remainder of the amounts in connection with its claims). In addition, as a result of the releases provided by the settlement agreement, RVI has relinquished the right to pursue additional claims, which may include unknown or unmatured claims, against the debtors.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest January 31. Fiscal 2010, 2009 and 2008 each consisted of 52 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates are required as a part of determination of fair value of derivative instruments, inventory valuation, depreciation, amortization, recoverability of long-lived assets and intangible assets and establishing reserves for self-insurance. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results could differ from these estimates.
Financial Instruments
The following assumptions were used to estimate the fair value of each class of financial instruments:
Cash and Equivalents
Cash and equivalents represent cash, money market funds and highly liquid investments with original maturities of three months or fewer at the date of purchase and credit card receivables, which generally settle within three days. Amounts due from banks for credit card transactions totaled $11.1 million and $8.6 million at January 29, 2011 and January 30, 2010, respectively. The carrying amounts of cash and equivalents approximate fair value.
The Company reviews cash balances on a bank by bank basis to identify book overdrafts. Book overdrafts occur when the amount of outstanding checks exceed the cash deposited at a bank. The Company reclassifies book overdrafts, if any, to accounts payable.
Investments
Investments are classified as available-for-sale or held-to-maturity securities based on the Company’s intent. All income generated from these investments is recorded as interest income.

The Company evaluates its investments for impairment and whether impairment is other-than-temporary. In fiscal 2010 and 2009, the Company recognized realized gains of $1.5 million for the sale of a fully impaired auction rate security and $0.5 million related to the sale of preferred shares, respectively, as non-operating income. In fiscal 2009 the Company recognized other-than-temporary impairments of $2.9 million, excluding realized gains of $0.5 million, as non-operating expense. In fiscal 2008, the Company recognized other-than-temporary impairments of $1.1 million, as non-operating expense related to the impairment of auction rate securities. The Company did not recognize any impairment on investments during fiscal 2010 or gains in fiscal 2008. Please see Note 5 for additional discussion of the Company’s investments.
Accounts Receivable
Accounts receivable are classified as current assets because the average collection period is generally less than one year. The carrying amount approximates fair value because of the relatively short average maturity of the instruments and no significant change in interest rates.
Concentration of Credit Risk
Financial instruments, which principally subject the Company to concentration of credit risk, consist of cash and equivalents and investments. The Company invests excess cash when available through financial institutions in money market accounts and term investments. At times, such amounts may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits and the Company mitigates the risks by utilizing multiple banks.
Concentration of Vendor Risk
During fiscal 2010, 2009 and 2008, merchandise supplied to the Company by three key vendors accounted for approximately 20%, 21% and 20% of net sales, respectively.
Allowance for Doubtful Accounts
The Company monitors its exposure for credit losses and records related allowances for doubtful accounts. Allowances are estimated based upon specific accounts receivable balances, where a risk of default has been identified. The reduction in fiscal 2010 is related to the reversal of allowances recorded for receivables from liquidating Filene’s Basement due to an initial distribution from the debtor’s estates and the reversal of the claim related to the Value City bankruptcy estate in December 2010. The following table summarizes the activity related to the Company’s allowance for doubtful accounts, excluding discontinued operations (in thousands):

	Beginning			Ending
Fiscal years ended:	Balance	Expenses	Deductions	Balance
January 29, 2011	$5,343	$183	$(4,812)	$714
January 30, 2010	1,192	5,652	(1,501)	5,343
January 31, 2009	399	2,166	(1,373)	1,192
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

Inherent in the calculation of inventories are certain significant management judgments and estimates, including setting the original merchandise retail value, markdowns, and estimates of losses between physical inventory counts or shrinkage, which combined with the averaging process within the retail method, can significantly impact the ending inventory valuation at cost and the resulting gross profit.
DSW records a reduction to inventories and charge to cost of sales for shrinkage. Shrinkage is calculated as a percentage of sales from the last physical inventory date. Estimates are based on both historical experience as well as recent physical inventory results. Physical inventory counts are taken on an annual basis and have supported DSW’s shrinkage estimates.
Markdowns establish a new cost basis for DSW’s inventory. Changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis. The markdown reserve requires management to make assumptions regarding customer preferences, fashion trends and consumer demand.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation determined by the straight-line method over the expected useful lives of the assets. The straight-line method is used to amortize such capitalized costs over the lesser of the expected useful life of the asset or the life of the lease. The estimated useful lives by class of asset are:

Furniture, fixtures and equipment	3 to 10 years
Leasehold improvements	Shorter of the non-cancellable term of the lease or 10 years
Asset Impairment and Long-Lived Assets
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will be included in selling, general and administrative expense. There were no impairment charges in fiscal 2010. The Company expensed $0.9 million and $3.3 million in fiscal 2009 and 2008, respectively, of identified assets where the recorded value could not be supported by projected future cash flows. The impairment charges were recorded within the DSW reportable segment.
Self-insurance Reserves
The Company records estimates for certain health and welfare, workers compensation and casualty insurance costs that are self insured programs. Self-insurance reserves include actuarial estimates of both claims filed, carried at their expected ultimate settlement value, and claims incurred but not yet reported. The liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. Health and welfare, workers’ compensation and general liability estimates are calculated utilizing claims development estimates based on historical experience and other factors. The Company has purchased stop loss insurance to limit its exposure to any significant exposure on a per person basis for health and welfare and on a per claim basis for workers compensation and general liability. The self-insurance reserves, excluding discontinued operations, were $2.1 million and $2.4 million at the end of fiscal 2010 and 2009, respectively.
Goodwill
Goodwill represents the excess cost over the estimated fair values of net assets including identifiable intangible assets of businesses acquired. As of January 29, 2011 and January 30, 2010, the balance of goodwill related to the DSW stores was $25.9 million. Goodwill is tested for impairment at least annually. Management evaluates the fair value of the reporting unit using market based analysis to review market capitalization as well as reviewing a discounted cash flow analysis using management’s assumptions. Several factors could result in an impairment charge. Failure to achieve sufficient levels of cash flow at the reporting unit level or a significant and sustained decline in DSW’s stock price could result in goodwill impairment charges. Significant judgment is necessary to determine the underlying cause of the decline and whether stock price declines are related to the market or specifically to the Company.

Tradenames and Other Intangible Assets
Tradenames and other intangible assets, net are primarily comprised of values assigned to tradenames. As of January 29, 2011 and January 30, 2010, the gross balance of tradenames was $13.0 million and $12.8 million, respectively. During the year ended January 29, 2011, DSW purchased a merchandise tradename for the amount of $0.2 million, amortizable over five years and an indefinite lived tradename for less than $0.1 million. Accumulated amortization for tradenames was $10.9 million and $10.0 million as of January 29, 2011 and January 30, 2010, respectively. The average useful lives of tradenames and other intangible assets, net are 14 and 15 years as of January 29, 2011 and January 30, 2010, respectively.
Amortization expense for the year ended January 29, 2011 was $0.9 million. Amortization expense associated with the net carrying amount of intangible assets as of January 29, 2011 is $0.9 million for both fiscal 2011 and fiscal 2012, $0.3 million in fiscal 2013 and less than $0.1 million in both fiscal 2014 and fiscal 2015.
Equity Investments
The Company accounts for equity investments using the equity method of accounting when it exercises significant influence over the investment. If the Company does not exercise significant influence, the Company accounts for the investment using the cost method of accounting.
Customer Loyalty Program
The Company maintains a customer loyalty program for the DSW stores and dsw.com in which program members earn reward certificates that result in discounts on future purchases. Upon reaching the target-earned threshold, the members receive reward certificates for these discounts which expire six months after being issued. The Company accrues the anticipated redemptions of the discount earned at the time of the initial purchase. To estimate these costs, DSW is required to make assumptions related to customer purchase levels and redemption rates based on historical experience. The accrued liability included in other accrued expenses as of January 29, 2011 and January 30, 2010 was $12.4 million and $9.0 million, respectively.
Deferred Rent
Many of the Company’s operating leases contain predetermined fixed increases of the minimum rentals during the initial lease terms. For these leases, the Company recognizes the related rental expense on a straight-line basis over the non-cancellable terms of the lease. The Company records the difference between the amount charged to expense and the rent paid as deferred rent and begins amortizing such deferred rent upon the delivery of the lease location by the lessor. The deferred rent, excluding discontinued operations, included in other non current liabilities was $34.4 million at both January 29, 2011 and January 30, 2010.
Construction and Tenant Allowances
The Company receives cash allowances from landlords, which are deferred and amortized on a straight-line basis over the non-cancellable terms of the lease as a reduction of rent expense. Construction and tenant allowances are included in other non current liabilities and were $60.4 million and $59.7 million as of January 29, 2011 and January 30, 2010, respectively.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company presents accumulated other comprehensive loss in its consolidated statements of shareholders’ equity.
The accumulated other comprehensive loss was $5.8 million and $6.9 million at January 29, 2011 and January 30, 2010, respectively, and includes the minimum pension liability and in fiscal year 2009 the unrealized losses on available-for-sale securities. For fiscal 2010, total comprehensive income was $59.5 million. For fiscal 2009, total comprehensive loss was $6.2 million.
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

Revenue from gift cards is deferred and recognized upon redemption of the gift card. The Company’s policy is to recognize income from breakage of gift cards when the likelihood of redemption of the gift card is remote. The Company recognized $1.1 million, $1.1 million and $0.8 million as miscellaneous income from gift card breakage during fiscal 2010, 2009 and 2008, respectively.
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
New Store Costs
Costs associated with the opening of stores are expensed as incurred. New store costs expensed were $2.8 million, $1.6 million and $6.2 million for fiscal 2010, 2009 and 2008, respectively.
Marketing Expense
The production cost of television advertising is expensed when the advertising first takes place. All other marketing costs are expensed as incurred. Marketing costs were $46.5 million, $42.2 million and $30.3 million in fiscal 2010, 2009 and 2008, respectively.
Other Operating Income
The amount recorded in fiscal 2010, 2009 and 2008 was $11.0 million, $5.1 million and $4.2 million, respectively. Other operating income is included in selling, general and administrative expenses in the income statement. Other operating income consists primarily of income from consignment sales, income from gift card breakage and insurance proceeds.
Non-operating Income (Expense), Net
Non-operating income (expense), net includes other-than-temporary impairments related to investments and realized gains on disposition of investments.
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

Derivative Financial Instruments
In accordance with ASC 815 Derivatives and Hedging, the Company recognizes all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedges under ASC 815, changes in the fair values are recognized in earnings in the period of change. There were no derivatives designated as hedges outstanding as of January 29, 2011 or January 30, 2010. The Company does not hold or issue derivative financial instruments for trading purposes. Retail Ventures estimates the fair values of derivatives based on the Black-Scholes model using current market information and records all derivatives on the balance sheet at fair value.
Legal Proceedings and Claims
The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company records a reserve for estimated losses when the loss is probable and the amount can be reasonably estimated. See Note 13 for a discussion of legal matters.
Income Taxes
Income taxes are accounted for using the asset and liability method as required by ASC 740, Income Taxes. The Company is required to determine the aggregate amount of income tax expense to accrue and the amount which will be currently payable based upon tax statutes of each jurisdiction in which we do business. In making these estimates, income is adjusted based on a determination of generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on the Company’s balance sheet for temporary differences that will reverse in subsequent years. A valuation allowance is established against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. If management had made these determinations on a different basis, the tax expense, assets and liabilities could be different. During fiscal 2010, a decrease in valuation reserve of $2.4 million for deferred tax assets was recorded. During fiscal 2009, an increase in valuation reserve of $41.1 million for deferred tax assets was recorded.
Sale of subsidiary stock
Sales of stock by a subsidiary are accounted for by Retail Ventures as capital transactions.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 805 Business Combinations related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This guidance shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially adopted, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this guidance during the first quarter of fiscal year 2009 resulted in enhanced disclosures regarding the minority interests of DSW as well as some presentation changes of noncontrolling interest within the balance sheets, statements of operations and statements of changes in shareholders’ equity.
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
In January 2010, the FASB issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for the Company for the first quarter of fiscal 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to the Company’s consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the level 3 fair value disclosures.
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
Retail Ventures recognized an aggregate after-tax loss related to the Value City disposition of $64.5 million as of January 29, 2011, including a reduction in the loss of $2.7 million recognized in the year ended January 29, 2011. The fiscal 2010 reduction of the loss consisted primarily of revaluations of the liabilities for the guarantees recorded by Retail Ventures due to information available indicating that it was no longer probable that the guaranteed liability would be incurred.
The fiscal 2009 reduction of the loss of $9.5 million consisted primarily of revaluations of the liabilities for the guarantees recorded by Retail Ventures due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred.

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
See Note 13 for additional discussion regarding the guarantees.
The following table presents the significant components of the income from discontinued operations attributed to Value City (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Income on disposal	$2,733	$9,513	$13,223

Income from discontinued operations, net of tax — Value City	$2,733	$9,513	$13,223

Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI did not realize any cash proceeds from this transaction and agreed to pay a fee of $1.3 million to Buxbaum, which has been paid, and reimbursed $0.4 million of Buxbaum’s costs associated with the transaction. RVI also agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of January 29, 2011, RVI had recorded a liability of $0.2 million under lease obligations related to leases not assumed by New Filene’s Basement. RVI has recognized an after-tax gain of $85.8 million on the transaction as of January 29, 2011. The $85.8 million gain on the disposition of Filene’s Basement is comprised of the following (in thousands):

Total Investment in Filene’s Basement as of April 21, 2009	$90,026
Disposition Costs:
Selling costs to Dispose of Filene’s Basement	(5,265)
Outstanding Guarantees	(152)
Impairment of Fixed Assets not sold	(1,666)

Total Disposition Costs	(7,083)

Pre-tax gain on disposition of Filene’s Basement	82,943
Less tax effect	2,859

After tax gain on disposition of Filene’s Basement	$85,802

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

The following table presents the significant components of Filene’s Basement operating results included in discontinued operations (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales		$63,351	$422,099

Loss before income taxes		$(31,195)	$(62,003)
Income tax (expense) benefit		(345)	401
Gain on sale	$3,895	81,907

Income (loss) from discontinued operations, net of tax — Filene’s Basement	$3,895	$50,367	$(61,602)

3. RELATED PARTY TRANSACTIONS
As of January 29, 2011, SSC and its affiliates, in the aggregate, owned approximately 50.6% of the outstanding RVI Common Shares and beneficially owned approximately 52.3% (assumes the issuance of 1,731,460 RVI Common Shares issuable upon the exercise of warrants held by Schottenstein RVI, LLC).
The Company leases certain store, office space and distribution center locations owned by entities affiliated with SSC. Accounts receivable from and payable to affiliates principally result from commercial transactions with entities owned or affiliated with SSC or intercompany transactions with SSC and normally settle in the form of cash in 30 to 60 days. These related party balances as of January 29, 2011 and January 30, 2010, were related party receivables of $0.1 million and $0.2 million, respectively and as of January 29, 2011 and January 30, 2010 were related party payables of $1.1 million and 1.2 million, respectively. See Notes 6, 7 and 12 to the consolidated financial statements for additional related party disclosures.
In fiscal 2009, DSW made an equity investment of $1.2 million and the majority interest is held by an affiliate of SSC. DSW received a return on capital of $0.2 million in fiscal 2010. There was no income statement impact in fiscal 2009 or fiscal 2010 related to this investment.
Purchases from affiliates were $0.4 million, $0.2 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively.
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

Retail Ventures Stock Compensation Plans
Retail Ventures has a 2000 Stock Incentive Plan (“the RVI Plan”) that provides for the issuance of stock options to purchase up to 13,000,000 common shares or the issuance of restricted stock to management, key employees of Retail Ventures and affiliates, consultants (as defined in the RVI Plan), and directors of Retail Ventures. Stock options generally vest 20% per year on a cumulative basis. Stock options granted under the RVI Plan remain exercisable for a period of ten years from the date of grant. As of January 29, 2011, 4.6 million shares are available for additional grants under the Plan.
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
Retail Ventures had a 1991 Stock Option Plan. As of January 29, 2011, there were no outstanding options under this plan.
Stock Options
Retail Ventures expensed $0.5 million, $0.3 million and $0.3 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to RVI stock options.
Forfeitures of options are estimated at the grant date based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the yield for the U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of Retail Ventures Common Shares. The expected term of options granted is derived from historical data on RVI stock option exercises. The expected dividend yield is zero, which is based on the Company’s history and current intent of not declaring dividends to shareholders.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for RVI stock options granted in each of the periods presented:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Risk-free interest rate	1.9%	2.2%	2.2%
Expected volatility of Retail Ventures Common Shares	87.6%	85.3%	66.5%
Expected option term	4.9 years	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%	0.0%
The following tables summarize the Company’s stock option plan activity and related per share Weighted Average Exercise Prices (“WAEP”), weighted average remaining contractual life and aggregate intrinsic value for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (shares and intrinsic value in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	826	$6.48	1,247	$5.13	1,312	$5.97
Granted	50	$10.87	50	$3.73	250	$2.89
Exercised	(23)	$6.10	(259)	$2.04	(68)	$3.05
Forfeited	(51)	$9.34	(212)	$3.27	(247)	$7.95

Outstanding end of year	802	$6.59	826	$6.48	1,247	$5.13

Options exercisable end of year	752	$6.30	776	$6.66	1,045	$5.74

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
As of January 29, 2011	Shares	WAEP	Contract Life	Value
Options exercisable	752	$6.30	3 years	$6,740
Options expected to vest	48	$10.87	9 years	$201

Options vested and expected to vest	800	$6.58	3 years	$6,941
The weighted-average grant date fair value of options granted in fiscal 2010, fiscal 2009 and fiscal 2008 was $7.42 per share, $2.53 per share and $1.52 per share, respectively. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. Total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $0.1 million, $0.2 million and $0.2 million, respectively. The total fair value of options that vested during fiscal 2010, 2009 and 2008 was $0.1 million, $0.1 million and $0.5 million, respectively.
As of January 29, 2011, the total compensation cost related to nonvested RVI stock options not yet recognized was approximately $0.2 million with a weighted-average expense recognition period remaining of 0.6 years.
Stock Appreciation Rights (SARS)
Retail Ventures expensed negative $1.0 million, $0.7 million and $1.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to RVI SARs.
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
There were no SARS granted in fiscal 2010, fiscal 2009 or fiscal 2008.
The following tables summarize the Company’s SARS activity and related per share Weighted Average Exercise Prices (“WAEP”), weighted average remaining contractual life and aggregate intrinsic value for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (shares and intrinsic value in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	177	$12.61	395	$12.18	725	$11.66
Exercised	(10)	$4.50	(14)	$5.85
Forfeited	(20)	$9.68	(204)	$12.25	(330)	$11.04

Outstanding end of year	147	$13.56	177	$12.61	395	$12.18

SARS exercisable end of year	139	$13.12	163	$12.05	251	$9.41

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
As of January 29, 2011	Shares	WAEP	Contract Life	Value
SARS exercisable	139	$13.12	5 years	$334
SARS expected to vest	5	$21.09	6 years

SARS vested and expected to vest	144	$13.41	5 years	$334
The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the SARS exercise price. Total intrinsic value of SARS exercised during fiscal 2010 and 2009 was $0.1 million and less than $0.1 million. There were no SARS exercised during fiscal 2008. The total fair value of SARS that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $0.1 million, $0.7 million and $1.1 million, respectively.
As of January 29, 2011, the total compensation cost related to nonvested RVI SARS not yet recognized was less than $0.1 million with a weighted-average expense recognition period remaining of 1.1 years.
Restricted Stock Units
Retail Ventures expensed less than $0.1 million during fiscal 2010, fiscal 2009 and fiscal 2008 related to RVI restricted stock units.
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
There were no restricted stock units accrued at January 29, 2011. The amount of restricted stock units accrued was less than $0.1 million at January 30, 2010. The Company paid $0.1 million in fiscal 2010 and fiscal 2008 and less than $0.1 million in fiscal 2009 to settle vested restricted stock units.
The following tables summarize the Company’s restricted stock units activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (units in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Outstanding beginning of year	6	12	57
Granted
Exercised/Vested	(6)	(6)	(35)
Forfeited			(10)

Outstanding end of year		6	12

Restricted Shares
Retail Ventures expensed $0.6 million during fiscal 2010 related to RVI restricted shares. There was no expense related to RVI restricted shares during fiscal 2009 or fiscal 2008.
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

As of January 29, 2011, Retail Ventures had 70,000 restricted shares outstanding. The weighted-average grant date fair value of restricted shares granted in fiscal 2010 was $8.86 per share.
As of January 29, 2011, the total compensation cost related to nonvested RVI restricted shares not yet recognized was approximately $0.1 million with a weighted-average expense recognition period remaining of 0.1 years. The weighted-average exercise price for all RVI restricted shares is zero.
DSW Stock Compensation Plan
DSW has a 2005 Equity Incentive Plan (“the DSW Plan”) that provides for the issuance of equity awards to purchase up to 7.6 million DSW Common Shares. The DSW Plan covers stock options, restricted stock units and director stock units. Eligible recipients include key employees of DSW and affiliates, as well as directors of DSW. Stock options generally vest 20% per year on a cumulative basis. Stock options granted under the DSW Plan generally remain exercisable for a period of ten years from the date of grant. Prior to fiscal 2005, DSW did not have a stock option plan or any equity units outstanding. As of January 29, 2011, 4.0 million shares are available for additional grants under the Plan.
Stock Options
Included in the consolidated statements of operations is expense of $3.7 million, $4.2 million and $3.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, related to DSW stock options.
DSW uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs are included in operating expenses in the consolidated statements of income. DSW recognizes compensation expense for stock option awards granted subsequent to the adoption of ASC 718 Compensation — Stock Compensation and time-based restricted stock awards on a straight-line basis over the requisite service period of the award. Prior to the adoption of ASC 718, compensation expense for stock option awards granted was recorded using an accelerated method.
Forfeitures of options are estimated at the grant date based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the yield for U.S. Treasury securities with a remaining life equal to the expected term of the options at the grant date. Expected volatility is based on the historical volatility of the DSW Common Shares. The expected term of options granted is derived from historical data on DSW stock option exercises. The expected dividend yield is zero, which is based on DSW’s intention of not declaring dividends to shareholders combined with the limitations on declaring dividends as set forth in DSW’s Credit Facility.
The following table illustrates the weighted-average assumptions used in the Black-Scholes option-pricing model for options granted in each of the periods presented:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Risk-free interest rate	2.5%	1.9%	2.7%
Expected volatility of DSW Common Shares	56.9%	57.6%	48.5%
Expected option term	4.9 years	4.9 years	5.0 years
Expected dividend yield	0.0%	0.0%	0.0%

The following tables summarizes DSW’s stock option plan activity and related per share weighted average exercise prices (“WAEP”), weighted average remaining contractual life and aggregate intrinsic value for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (shares and intrinsic value in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	WAEP	Shares	WAEP	Shares	WAEP
Outstanding beginning of year	2,504	$18.20	2,125	$22.04	1,520	$28.65
Granted	522	$26.56	946	$10.17	1,112	$12.87
Exercised	(236)	$14.35	(91)	$14.55	(1)	$12.92
Forfeited	(133)	$21.26	(476)	$20.21	(506)	$21.85

Outstanding end of year	2,657	$20.04	2,504	$18.20	2,125	$22.04

Options exercisable end of year	1,029	$22.25	773	$23.26	533	$24.77

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
As of January 29, 2011	Shares	WAEP	Contract Life	Value
Options exercisable	1,029	$22.25	6 years	$13,043
Options expected to vest	1,432	$18.61	8 years	$21,931

Options vested and expected to vest	2,461	$20.14	7 years	$34,974
The weighted average grant date fair value of each option granted in fiscal 2010, 2009 and 2008 was $13.40, $5.10 and $5.77, respectively. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the option exercise price. The total intrinsic value of options exercised during fiscal 2010 and 2009 was $4.6 million and $0.4 million, respectively. This amount was immaterial in fiscal 2008. The total fair value of options that vested during fiscal 2010, 2009 and 2008 was $4.2 million, $4.3 million and $3.6 million, respectively.
As of January 29, 2011, the total compensation cost related to nonvested options not yet recognized was approximately $9.4 million, with a weighted average expense recognition period remaining of 3.3 years.
Restricted Stock Units
Restricted stock units generally cliff vest at the end of four years from the date of grant and are settled immediately upon vesting. The weighted average exercise price for all restricted stock units is zero. Restricted stock units granted to employees that are subject to the risk of forfeiture are not included in the computation of basic earnings per share.
Compensation cost is measured at fair value on the grant date and recorded over the vesting period. Fair value is determined by multiplying the number of units granted by the grant date market price. DSW expensed $0.3 million, $1.3 million and $0.7 million, respectively, in fiscal 2010, 2009 and 2008 related to restricted stock units. The weighted average exercise price for all restricted stock units is zero. The aggregate intrinsic value is calculated as the amount by which the fair value of the underlying common shares exceeds the exercise price. The total intrinsic value of restricted stock units that vested during fiscal 2010, 2009 and 2008 was $1.0 million, $0.8 million and $0.1 million, respectively. The total fair value of restricted stock units that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $0.6 million, $1.7 million and $0.2 million, respectively. As of January 29, 2011, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $1.6 million with a weighted average expense recognition period remaining of 2.4 years.

The following tables summarize DSW’s restricted stock units activity and related weighted average grant date Fair Value (“GDFV”) and aggregate intrinsic value for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 (units and intrinsic value in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Units	GDFV	Units	GDFV	Units	GDFV
Outstanding beginning of year	267	$12.61	226	$17.51	151	$23.92
Granted	59	$26.56	180	$10.39	158	$12.61
Exercised	(39)	$16.17	(75)	$19.77	(8)	$26.61
Forfeited	(11)	$14.80	(64)	$15.30	(75)	$19.08

Outstanding end of year	276	$14.97	267	$12.61	226	$17.51

Weighted
			Average	Aggregate
			Remaining	Intrinsic
As of January 29, 2011	Shares	GDFV	Contract Life	Value
Restricted stock units expected to vest	212	$14.97	2 years	$7,063
Director Stock Units
DSW issues stock units to directors who are not employees of DSW or RVI. During fiscal 2010, 2009 and 208, DSW granted 31,562, 46,504 and 45,265 director stock units, respectively, and expensed $0.9 million, $0.6 million and $0.6 million, respectively, related to these grants. Stock units are automatically granted to each director who is not an employee of DSW or RVI on the date of each annual meeting of shareholders for the purpose of electing directors. The number of stock units granted to each non-employee director is calculated by dividing one-half of the director’s annual retainer (including committee retainer fees but excluding any amount paid for service as the chair of a board committee) by the fair market value of a share of the DSW Class A Common Shares on the date of the annual meeting. In addition, each director eligible to receive compensation for board service may elect to have the cash portion of such directors’ compensation paid in the form of stock units. Stock units granted to directors vest immediately and are settled upon the director terminating service from the board. Stock units granted to directors which are not subject to forfeiture are considered to be outstanding for the purposes of computing basic earnings per share. The exercise price of the director stock units is zero. As of January 29, 2011, 161,267 director stock units had been issued and no director stock units had been settled.
5. INVESTMENTS
DSW determines the balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. If DSW has the intent and ability to hold the investments to maturity, investments are classified as held-to-maturity. Held-to-maturity securities are stated at amortized cost plus accrued interest. Otherwise, investments are classified as available-for-sale. The majority of the Company’s short-term available-for-sale investments generally have renewal dates of every 7 days and longer stated maturities. Despite the long-term nature of the stated contractual maturities of these short-term investments, the Company has the ability to liquidate these securities shortly after the renewal dates. For short-term held-to-maturity investments, amortized cost approximates fair value. In addition to short-term investments, the Company has invested in certain longer term bonds to receive higher returns. These long-term investments have maturities greater than one year but shorter than two years and are classified as held-to-maturity. As of January 29, 2011 DSW’s long-term held-to-maturity investments have a gross unrealized loss of $0.1 million and immaterial gross unrealized gains.
In fiscal 2010, DSW sold its fully impaired auction rate security for a gain of $1.5 million and also received a return of capital of $0.2 million related to its related party equity investment. In fiscal 2009, DSW received preferred shares as distributions-in-kind on two of its auction rate securities. DSW sold these preferred shares during fiscal 2009 for realized gains of $0.5 million, excluding the other-than-temporary impairments previously recorded. For fiscal 2009, DSW recorded a full other-than-temporary impairment related to its auction rate security due to the unfavorable financial condition of the underlying issuer.

The following table discloses the major categories of the DSW’s investments as of January 29, 2011 and January 30, 2010 (in thousands):

	Short-term Investments		Long-term Investments
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010
Available-for-sale:
Tax exempt, tax advantaged and taxable bonds	$93,996	$124,107
Tax exempt commercial paper	4,000	8,100
Certificates of deposit		15,000
Auction rate securities				$2,500
Other-than-temporary impairment included in earnings				(2,500)

Total available-for-sale investments	$97,996	$147,207

Held-to-maturity:
Term notes	143,561	17,058
Bonds			$49,035

Equity investment — related party			952	1,151

Total investments	$241,557	$164,265	$49,987	$1,151

6. LEASES
The Company leases stores, office space, and distribution and fulfillment centers under various arrangements with related and unrelated parties. Such leases expire through 2027 and in most cases provide for renewal options. Generally, the Company is required to pay base rent, real estate taxes, maintenance, insurance and contingent rentals based on sales in excess of specified levels. As of January 29, 2011 and January 30, 2010, the Company had no capital leases.
As of January 29, 2011, the Company leased or had other agreements with entities affiliated with SSC for 21 store locations, our office facilities, a trailer parking lot, one fulfillment center and one distribution center for a total annual minimum rent of $11.5 million and additional contingent rents based on aggregate sales in excess of specified sales for the store locations. Under supply agreements, the Company pays contingent rents based on sales for the leased departments it operates.
The following table presents future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, at January 29, 2011 (in thousands):

	Operating Leases
		Unrelated	Related
Fiscal Year	Total	Party	Party
2011	$136,059	$121,476	$14,583
2012	131,984	116,655	15,329
2013	125,449	110,144	15,305
2014	119,517	104,213	15,304
2015	105,172	90,229	14,943
Future Years	318,581	260,216	58,365

Total minimum lease payments	$936,762	$802,933	$133,829

The following table presents the composition of rental expense for the periods presented (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Continuing operations:
Minimum rentals:
Unrelated parties	$107,808	$109,626	$103,382
Related parties	11,548	10,887	11,178
Contingent rentals:
Unrelated parties	31,539	31,871	28,261

Total continuing operations	$150,895	$152,384	$142,821

7. LONG TERM OBLIGATIONS
Long term obligations consist of the following (in thousands):

	January 29,	January 30,
	2011	2010
Continuing Operations:
Credit facilities:
Premium Income Exchangeable Securities (“PIES”)	$133,750	$133,750
Discount on PIES	(1,618)	(3,993)

	132,132	129,757
Less: current maturities	(132,132)

Total long term obligations	$	$129,757

Letters of credit outstanding under DSW revolving credit facility	$19,234	$17,440
Availability under DSW revolving credit facility	$80,766	$132,560
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
DSW $100 Million Credit Facility
On June 30, 2010, DSW entered into a $100 million secured revolving credit facility (the “DSW Credit Facility”) with a term of four years that will expire on June 30, 2014. This facility replaced an existing $150 million secured revolving credit facility (the “Previous DSW Credit Facility”) that expired July 5, 2010. Under the DSW Credit Facility, DSW and its subsidiary, DSW Shoe Warehouse, Inc. (“DSWSW”), are co-borrowers, with all other subsidiaries listed as guarantors. The DSW Credit Facility may be increased by up to $75 million upon DSW’s request and approval by increasing lenders and subject to customary conditions. The DSW Credit Facility provides for swing loans of up to $10 million and the issuance of letters of credit up to $50 million. The DSW Credit Facility is secured by a lien on substantially all of DSW’s personal property assets and its subsidiaries with certain exclusions and may be used to provide funds for general corporate purposes, to refinance existing letters of credit outstanding under DSW’s previous credit arrangement, to provide for DSW’s ongoing working capital requirements, and to make permitted acquisitions. Revolving credit loans bear interest under the DSW Credit Facility at DSW’s option under: (A) a base rate option at a rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the DSW Credit Agreement), plus 0.5%, (ii) the Agent’s prime rate, and (iii) the Daily LIBOR Rate (as defined in the DSW Credit Agreement) plus 1.0%, plus in each instance an applicable margin based upon DSW’s revolving credit availability; or (B) a LIBOR option at rates equal to the one, two, three, or six month LIBOR rates, plus an applicable margin based upon DSW’s revolving credit availability. Swing loans bear interest under the base rate option. DSW’s right to obtain advances under the DSW Credit Facility is limited by a borrowing base. In addition, the DSW Credit Facility contains restrictive covenants relating to DSW’s management and the operation of DSW’s business. These covenants, among other things, limit or restrict DSW’s ability to grant liens on its assets, incur additional indebtedness, enter into transactions with affiliates, merge or consolidate with another entity, redeem its stock and limit cash dividends up to the aggregate amount of 50% of the previous year’s net income, not to exceed $50.0 million. Additional covenants limit payments for capital expenditures to $75.0 million in any fiscal year, and if DSW has direct borrowings greater than $25.0 million, its credit facility also requires that DSW maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. DSW paid $46.7 million for capital expenditures in fiscal 2010. DSW was not required to maintain a fixed charge coverage ratio in fiscal 2010.
As of January 29, 2011, DSW had no outstanding borrowings, had availability under the DSW Credit Facility of $80.8 and had outstanding letters of credit of $19.2 million. As of January 30, 2010 under its previous credit facility, DSW had no outstanding borrowings, had availability under the Previous DSW Credit Facility of $132.6 million and had outstanding letters of credit of $17.4 million. DSW is in compliance with the covenants under the DSW Credit Facility.
Net restricted assets as of January 29, 2011 and January 30, 2010 were $243.5 million and $197.4 million, respectively. Refer to Schedule I for condensed financial information of parent company.
Total interest expense related to DSW was $1.0 million, $1.4 million and $0.8 million for fiscal 2010, 2009 and 2008, respectively, and included fees, such as commitment and line of credit fees of $0.5 million in each respective period.
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
As of January 29, 2011, the discount on the PIES has a remaining amortization period of 0.6 years. The amount of interest expense recognized and the effective interest rate for the PIES were as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,
	2011	2010
Contractual interest expense	$9,523	$9,444
Amortization of debt discount	2,375	2,181

Total interest expense	$11,898	$11,625

Effective interest rate	8.6%	8.6%

On October 10, 2008, Retail Ventures repurchased 200,000 units of PIES for an aggregate purchase price of $5.6 million, which resulted in a reduction of the long-term obligation of $10.0 million. Retail Ventures recorded a gain of $1.5 million on the repurchase which is included in non-operating income on the statements of operations.
During fiscal 2010, the Company recorded a non-cash charge of $34.4 million related to the change in fair value of the conversion feature of the PIES. During fiscal 2009 and 2008, the Company recorded a non-cash charge of $49.7 and a non-cash reduction of expense of $49.3, respectively, related to the change in fair value of the conversion feature of the PIES. As of January 29, 2011, the fair value liability recorded for the conversion feature of the PIES was $6.4 million. As of January 30, 2010, the fair value asset recorded for the conversion feature of the PIES was $28.0 million. The fair value of the conversion feature of the PIES at January 29, 2011 and January 30, 2010 was estimated using the Black-Scholes Pricing Model with the following assumptions:

	January 29,	January 30,
	2011	2010
Risk-free interest rate	0.9%	1.3%
Expected volatility of Common Shares	46.8%	70.9%
Expected option term	0.6 years	1.6 years
Expected dividend yield	0.0%	0.0%
Other Debt Items
The weighted average interest rate on borrowings under the Company’s credit facilities, excluding discontinued operations, during the fiscal years 2010, 2009 and 2008 was 6.6%.
The book value of notes payable and long-term debt approximates fair value at January 29, 2011. The carrying amount of the term loan and subordinated debt also approximates fair value.
At January 29, 2011, future annual long-term debt payments are as follows (in thousands):

Fiscal Year	Amount
2011	$133,750
2012
2013
2014
2015
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

•	Level 3 inputs are unobservable inputs.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of January 29, 2011				Balance as of January 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$99,126	$99,126			$141,773	$141,773
Short-term investments	241,557		$241,557		164,265		$164,265
Long-term investments	49,867		48,915	$952	1,151			$1,151
Conversion feature of long-term debt					28,029		28,029

	$390,550	$99,126	$290,472	$952	$335,218	$141,773	$192,294	$1,151

Liabilities:
Conversion feature of short-term debt	$6,375		$6,375
Warrant liability	20,624		20,624		$23,068		$23,068

	$26,999		$26,999		$23,068		$23,068

Cash and equivalents primarily represent cash deposits and investments in money market funds held with financial institutions, as well as credit card receivables that generally settle in less than three days. Available-for-sale and held-to-maturity investments are valued using a market-based approach using level 2 inputs such as prices of similar assets in active markets. Equity investments are evaluated for other-than-temporary impairment using level 3 inputs such as the financial condition and future prospects of the entity.
The following table presents the activity related to level 3 fair value measurements for the periods presented (in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010
	Short-term	Long-term	Short-term	Long-term
	investments	investments	investments	investments
Carrying value at the beginning of the period	$	$1,151	$1,845	$1,266
Maturities and sales
Purchase of equity investment				1,151
Return of capital from equity investment		(199)
Transfer out of level 3				(1,266)
Transfers between short-term and long-term investments			(1,845)	1,845
Reclassification of unrealized losses on available-for-sale securities to an other-than-temporary impairment				655
Other-than-temporary impairment included in earnings				(2,500)

Carrying value at the end of the period	$	$952	$	$1,151

Long-lived assets held and used with a carrying amount of $1.9 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $0.9 million, which was included in earnings for the fiscal year ended January 30, 2010. There were no impairment charges in fiscal 2010.
The Company periodically evaluates the carrying amount of its long-lived assets, primarily property and equipment, and finite life intangible assets when events and circumstances warrant such a review to ascertain if any assets have been impaired. The carrying amount of a long-lived asset or asset group is considered impaired when the carrying value of the asset or asset group exceeds the expected future cash flows from the asset or asset group. The Company reviews are conducted at the lowest identifiable level, which include a store. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value, based on a discounted cash flow analysis using a discount rate determined by management. Should an impairment loss be realized, it will be included in selling, general and administrative expense. The impairment charges were recorded within the DSW reportable segment.
The fair values and balance sheet locations of the Company’s derivative assets (liabilities) are as follows (in thousands):

		January 29,	January 30,
	Balance Sheet Location	2011	2010
Warrants	Warrant liability	$(20,624)	$(23,068)
Conversion feature of short-term debt	Conversion feature of short-term debt	(6,375)
Conversion feature of long-term debt	Conversion feature of long-term debt		28,029

Total		$(26,999)	$4,961

The effect of derivative instruments on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Warrants	$(14,609)	$(16,768)	$35,921
Conversion feature of long-term debt	(34,405)	(49,731)	49,314

(Expense) income related to the change in fair value of derivative instruments	$(49,014)	$(66,499)	$85,235

9. EARNINGS PER SHARE
Basic earnings per share is based on net income (loss) and a simple weighted average of Common Shares outstanding. Diluted earnings per share reflects the potential dilution of common shares, related to outstanding RVI stock options, SAR’s and Warrants calculated using the treasury stock method. The following is a reconciliation of the net income (loss) and number of shares used in the calculation of diluted earnings (loss) per share computations at January 29, 2011, January 30, 2010 and January 31, 2009 (in thousands except per share amounts):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net income (loss) from continuing operations attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$11,166	$(85,971)	$99,220
Less gain in fair value of Term Loan and Conversion Warrants			(35,921)

Net income (loss) from continuing operations attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$11,166	$(85,971)	$63,299

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net income (loss) attributable to Retail Ventures, Inc. common shareholders for basic earnings per share	$17,794	$(26,091)	$50,841
Less gain in fair value of Term Loan and Conversion Warrants			(35,921)

Net income (loss) attributable to Retail Ventures, Inc. common shareholders for diluted earnings per share	$17,794	$(26,091)	$14,920

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Weighted average shares outstanding	49,284	48,878	48,669
Assumed exercise of dilutive stock appreciation rights	20		6
Assumed exercise of dilutive stock options	297		144
Assumed exercise of dilutive Term Loan and Conversion Warrants			707

Number of shares for computation of dilutive earnings per share	49,601	48,878	49,526

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Dilutive earnings (loss) per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$0.23	$(1.76)	$1.28

Dilutive earnings (loss) per share attributable to Retail Ventures, Inc. common shareholders	$0.36	$(0.53)	$0.30

The amount of securities outstanding at January 29, 2011, January 30, 2010 and January 31, 2009 that were not included in the computation of dilutive earnings per share because the equity unit’s exercise price was greater than the average market price of the Common Shares for the period and, therefore, the effect would be anti-dilutive, was as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
VCHI warrants			150
Stock options	149	187	974
SARs	120	124	445

Total of all potentially dilutive instruments	269	311	1,569

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

The following provides a reconciliation of projected benefit obligations, plan assets and funded status of the plan for the years as noted below (in thousands):

	January 29,	January 30,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$17,673	$16,341
Interest cost	990	974
Benefits paid	(912)	(752)
Actuarial loss	949	1,110

Projected benefit obligation at end of year	$18,700	$17,673

Accumulated benefit obligation at end of year	$18,700	$17,673

Change in plan assets:
Fair market value at beginning of year	$12,359	$11,548
Actuarial gain on plan assets	1,735	1,688
Employer contributions	500
Benefits paid	(912)	(752)
Other	(163)	(124)

Fair market value at end of year	$13,519	$12,360

The Company made contributions of $0.5 million to the pension plan during fiscal 2010. The Company made no contributions during fiscal 2009. The Company’s funding policy is to contribute an amount annually that satisfies the minimum funding requirements of ERISA and that is tax deductible under the Internal Revenue Code of 1986, as amended
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the years indicated (in thousands):

Fiscal Year	Amount
2011	$868
2012	901
2013	922
2014	955
2015	1,035
2016 - 2021	5,758
Amounts recognized in the Consolidated Balance Sheets consisted of the following (in thousands):

	January 29,	January 30,
	2011	2010
Other non current liabilities	$(5,182)	$(5,313)
Accumulated other comprehensive loss	$(5,842)	$(6,942)
Included in accumulated other comprehensive loss are deferred tax assets of $3.9 million and $2.9 million as of January 29, 2011 and January 30, 2010, respectively.

The components of net periodic benefit cost are comprised of the following for the years indicated (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Interest cost	$990	$974	$935
Expected return on plan assets	(848)	(755)	(1,125)
Amortization of transition asset	(35)	(38)	(38)
Amortization of net loss	291	570	442

Net periodic benefit cost	$398	$751	$214

Of the amounts in accumulated other comprehensive loss as of January 29, 2011, we expect the following to be recognized as net pension costs in fiscal 2011 (in thousands):

Remaining unrecognized benefit obligation existing at transition Unrecognized net loss	$296

Total	$296

The expected long-term rate of return was based on historical average annual returns for S&P 500, Russell 2000 and Barclay Capital for 5 years and 10 years and since inception of the assets. Assumptions used in each year of the actuarial computations were:

	Fiscal Year Ended
	January 29,	January 30,
	2011	2010
Discount rate	5.5%	5.8%
Expected long-term rate of return	7.0%	7.0%
The Company’s investment strategy is to meet the liabilities of the plan as they are due and to maximize the return on invested assets within appropriate risk tolerances. The targeted allocation ranges of plan assets by category are as follows:

Equity securities	45-65%
Fixed securities	35-55%
The weighted average allocation of plan assets by category is as follows:

	Fiscal Year Ended
	January 29,	January 30,
	2011	2010
Equity securities	54.4%	53.5%
Fixed securities	44.9%	46.0%
Other	0.7%	0.5%

Total	100.0%	100.0%

As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company classifies its fair value measurements under the following fair value hierarchy:
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

•	Level 3 inputs are unobservable inputs.

The following table presents the activity related to fair value measurements of pension plan assets for the periods presented:

	Fiscal Year Ended
	January 29, 2011			January 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Cash and equivalents	$94	$94		$64	$64
Fixed income	6,071		$6,071	5,679		$5,679
Large cap funds	6,017		6,017	5,339		5,339
Small and mid cap funds	1,337		1,337	1,278		1,278

Fair market value at end of year	$13,519	$94	$13,425	$12,360	$64	$12,296

11. OTHER BENEFIT PLANS
The Company participates in a 401(k) Plan (the “Plan”). Eligible employees may contribute up to thirty percent of their compensation to the Plan, on a pre-tax basis, subject to Internal Revenue Service limitations. As of the first day of the month following an employee’s completion of one year of service as defined under the terms of the Plan, DSW matches employee deferrals into the Plan, 100% on the first 3% of eligible compensation deferred and 50% on the next 2% of eligible compensation deferred. Additionally, the Company may contribute a discretionary profit sharing amount to the Plan each year but has not for the past three fiscal years. The Company incurred costs associated with the Plan, excluding discontinued operations, of $1.9 million, $1.8 million and $2.0 million for fiscal years 2010, 2009 and 2008, respectively.
12. WARRANTS
Warrants
The detached warrants with dual optionality issued in connection with previously paid credit facilities qualified as derivatives under ASC 815, Derivatives and Hedging. The fair values of the warrants have been recorded on the balance sheet within current liabilities. As of January 29, 2011, the Company had outstanding 1,952,498 warrants and as of January 30, 2010, the Company had outstanding 3,683,959 warrants. On June 10, 2009, the 8,333,333 outstanding Conversion Warrants expired and Retail Ventures repaid in full the $250,000 remaining balance along with the related accrued interest on the Senior Non-Convertible Loan, as amended and restated on August 16, 2006, made by Schottenstein Stores Corporation in favor of Value City, which loan was assumed by RVI in connection with the disposition of its 81% ownership interest in the Value City operations on January 23, 2008. The warrants outstanding as of January 29, 2011 expire on June 11, 2012.
During fiscal 2010, Retail Ventures issued 1,214,572 of its Common Shares at an exercise price of $4.50 per share to Cerberus in connection with Cerberus’ exercise of its remaining Conversion Warrants. In connection with this cashless exercise, Retail Ventures did not receive any cash and reclassified $17.1 million from the warrant liability to paid in capital during fiscal 2010.
For fiscal 2010, the Company recorded a non-cash charge of $14.6 million for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $13.0 million. For fiscal 2009 and fiscal 2008, the Company recorded a non-cash charge of $16.8 million and a non-cash reduction of expense of $35.9 million, respectively, for the change in fair value of warrants, of which the portion held by related parties was a non-cash charge of $6.9 million and a non-cash reduction of expenses of $30.0 million, respectively. No tax benefit has been recognized in connection with this charge. These derivative instruments do not qualify for hedge accounting under ASC 815, Derivatives and Hedging; therefore, changes in the fair values are recognized in earnings in the period of change.

Retail Ventures estimates the fair values of derivatives based on the Black-Scholes Pricing Model using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of the warrants was $20.6 million and $23.1 million at January 29, 2011 and January 30, 2010, respectively. The values ascribed to warrants were estimated using the Black-Scholes Pricing Model with the following assumptions.

	Term Warrants
	January 29,	January 30,
	2011	2010
Assumptions:
Risk-free interest rate	0.5%	0.8%
Expected volatility of Common Shares	49.4%	123.0%
Expected option term	1.4 years	2.4 years
Expected dividend yield	0.0%	0.0%
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
Guarantees and Liabilities related to Discontinued Operations
RVI may become subject to various risks related to guarantees and in certain circumstances may be responsible for certain other liabilities related to discontinued operations. Changes in the amount of guarantees and liabilities related to discontinued operations are included in the loss from discontinued operations on the statements of operations. The reduction in the liability through January 29, 2011 is due to payments by the primary obligor to the guaranteed party or information available indicating that it was no longer probable that the guaranteed liability or other liability would be incurred. Additionally, if the underlying obligations are paid down or otherwise liquidated by the primary obligor, subject to certain statutory requirements, RVI will recognize a reduction of the associated liability. In certain instances, RVI or Retail Ventures Services, Inc. (“RVS”) may have the ability to reduce the estimated potential liability of $0.6 million. The amount of any reduction is not reasonably estimable.
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
As of January 29, 2011, RVI had recorded an estimated potential liability of $0.4 million, of which $0.3 million is classified as short-term, for the guarantees of Value City commitments including, but not limited to: amounts of approximately $0.1 million for the guarantee of certain workers compensation claims for events prior to the disposition date and other amounts totaling $0.3 million. As of January 30, 2010, RVI had recorded an estimated liability of $2.9 million, of which $2.4 million is classified as short-term, for the guarantees of Value City commitments described above.

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
On January 20, 2011, the Bankruptcy Court approved a settlement between the Debtors and the Defendants, which became final and non-appealable as of February 4, 2011. The Defendants have paid to Value City the settlement payment of $3.6 million and Value City has filed a dismissal of the complaint.
Filene’s Basement
On April 21, 2009, RVI disposed of its Filene’s Basement operations. RVI agreed to indemnify Buxbaum, FB II Acquisition Corp. and their owners against certain liabilities. As of January 29, 2011, RVI had recorded a liability of $0.2 million for the guarantees of Filene’s Basement commitments related to leases not assumed by New Filene’s Basement.
Contractual Obligations
As of January 29, 2011, DSW has entered into various construction commitments, including capital items to be purchased for projects that were under construction, or for which a lease has been signed. DSW’s obligations under these commitments aggregated to approximately $3.4 million as of January 29, 2011. In addition, as of January 29, 2011, DSW has signed nine lease agreements for new store locations opening in fiscal 2011 and fiscal 2012 with total annual rent of approximately $5.6 million. In connection with the new lease agreements, DSW expects to receive a total of approximately $5.3 million of construction and tenant allowances, which reimburses DSW for expenditures at these locations.
14. INCOME TAXES
The income tax expense (benefit) for continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Current:
Federal	$49,446	$41,924	$16,178
State and local	8,507	6,935	(1,231)

Total current tax expense	57,953	48,859	14,947

Deferred:
Federal	(3,226)	(30,531)	3,779
State and local	5,246	(6,273)	(1,840)

Total deferred tax expense (benefit)	2,020	(36,804)	1,939

Income tax expense	$59,973	$12,055	$16,886

A reconciliation of the expected income taxes for continuing operations based upon the statutory rate is as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Income tax (benefit) expense at federal statutory rate of 35%	$39,128	$(18,744)	$43,978
Warrant liability marked to market	5,113	5,872	(12,572)
Jobs credit	(147)	(175)	(198)
State and local taxes, net	11,269	(1,519)	273
Tax exempt interest	(294)	(495)	(550)
Valuation allowance	(804)	20,793	(16,034)
Uncertain tax positions	207	601	56
Provision to return adjustments	(640)	(1,490)	(2,359)
Change in subsidiary basis	2,409	4,844	3,644
Other	3,732	2,368	648

Income tax expense	$59,973	$12,055	$16,886

The components of the net deferred tax asset are (in thousands):

	January 29,	January 30,
	2011	2010
Deferred tax assets:
Basis differences in inventory	$5,917	$5,314
Construction and tenant allowances	3,741	4,178
Stock compensation	7,877	7,536
State net operating loss & credits	20,335	24,449
Federal net operating loss	128,300	111,498
Federal tax credit	15,565	14,886
Capital loss carryforward	785	16,017
Benefit from unrecognized tax position	2,129	8,273
Guarantees — Value City	164	1,110
Workers compensation	1,093	880
Accrued expenses	7,882	5,865
Accrued rent	12,938	13,358
PIES	18,601	525
Unredeemed gift cards	1,387	1,749
Bad debt reserve	279	1,774
Other	5,465	5,933

Total deferred tax assets	232,458	223,345
Less: Valuation allowance	(89,406)	(91,790)

	143,052	131,555

Deferred tax liabilities:
Basis in subsidiary	(87,391)	(84,981)
Basis differences in property and equipment	(27,439)	(9,138)
Prepaid expenses	(2,987)	(4,215)
Other	(1,800)	(645)

Total deferred tax liabilities	(119,617)	(98,979)

Total net	$23,435	$32,576

The net deferred tax asset recorded in the Company’s consolidated balance sheet is as follows (in thousands):

	January 29,	January 30,
	2011	2010
Current deferred tax asset	$49,354	$29,560
Non current deferred tax asset		5,657
Non current deferred tax liability	(25,919)	(2,641)

Net deferred tax asset	$23,435	$32,576

The Company establishes valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. The Company recorded a decrease to the valuation allowance of $2.4 million for fiscal 2010. The Company recorded an increase to the valuation allowance, which includes amounts related to assets held for sale at January 31, 2009, of $41.1 million for fiscal 2009. The ending balances of the valuation allowance at January 29, 2011 and January 30, 2010, were $89.4 million and $91.8 million, respectively. The Company believes it is more likely than not that the remaining deferred tax assets will be realized.

The net operating loss deferred tax asset consists of a federal and state component. At January 29, 2011, the federal component is $128.3 million and the state component is $20.2 million. These net operating losses are available to reduce federal and state taxable income for the fiscal years 2011 to 2031.
Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its condensed consolidated statement of income rather than income tax expense. The Company will continue to classify income tax penalties as part of operating expense in its condensed consolidated statement of income. As of January 29, 2011 and January 30, 2010, $0.3 million and $1.9 million, respectively, were accrued for the payment of interest and penalties.
As of January 29, 2011, January 30, 2010 and January 31, 2009, unrecognized tax benefits of $0.9 million, $0.8 million and $0.9 million, respectively, of the total unrecognized tax benefits of $2.9 million, $9.0 million and $1.3 million, respectively, would affect the Company’s effective tax rate if recognized. The following table presents the reconciliation of the beginning and ending amount of unrecognized tax benefits as of the periods presented:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Beginning Balance	$9,039	$1,277	$3,028
(Decreases) — Tax Positions taken in the prior period	(7,666)	(208)	(1,760)
Increases — Tax positions taken in the current period	1,526	7,970	9

Ending Balance	$2,899	$9,039	$1,277

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, any change is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The Company is no longer subject to U.S. federal income tax examinations for years prior to 2007. In general, the Company is no longer subject to state tax examination for fiscal years prior to 2007. The Company estimates the range of possible changes that may result from any current and future tax examinations to be insignificant at this time.
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
The Company has identified its segments based on chief operating decision maker responsibilities and measures segment profit (loss) as operating profit (loss), which is defined as profit (loss) before interest expense, income taxes and noncontrolling interest. The goodwill balance of $25.9 million outstanding at January 29, 2011 and January 30, 2010, is recorded in the DSW segment. The Corporate segment includes activities that are not allocated to the DSW segment. Capital expenditures in brackets represent assets transferred to other segments.
The following table sets forth the approximate percentage of the consolidated sales attributable to each merchandise category for the fiscal years below:

Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Women’s	66%	66%	66%
Men’s	15%	15%	15%
Athletic	13%	13%	14%
Accessories and Other	6%	6%	5%

The tables below present segment statement of operations information (in thousands):

				Total
			Intersegment	Continuing
As of and for the Year ended January 29, 2011	DSW	Corporate	Eliminations	Operations
Net sales	$1,822,376			$1,822,376
Operating profit (loss)	173,583	$(53,023)		120,560
Depreciation and amortization	47,825	437		48,262
Interest expense	1,036	12,470		13,506
Interest income	3,232	7		3,239
Income tax (expense) benefit	(69,655)	9,682		(59,973)
Capital expenditures	52,298			52,298
Total assets	1,008,897	32,580		1,041,477

				Total
			Intersegment	Continuing
As of and for the Year ended January 30, 2010	DSW	Corporate	Eliminations	Operations
Net sales	$1,602,605			$1,602,605
Operating profit (loss)	93,455	$(133,299)		(39,844)
Depreciation and amortization	46,260	478		46,738
Interest expense	1,414	12,218		13,632
Interest income	2,217	71		2,288
Income tax (expense) benefit	(37,150)	25,095		(12,055)
Capital expenditures	21,785			21,785
Total assets	850,756	52,709		903,465

				Total
			Intersegment	Continuing
As of and for the Year ended January 31, 2009	DSW	Corporate	Eliminations	Operations
Net sales	$1,462,944			$1,462,944
Operating profit	42,813	$85,235		128,048
Depreciation and amortization	36,336	2,130		38,466
Interest expense	794	12,809		13,603
Interest income	3,400	7,869		11,269
Income tax (expense) benefit	(17,383)	497		(16,886)
Capital expenditures	80,974	20	(2,336)	78,658

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

	Thirteen weeks ended
	May 1,	July 31,	October 30,	January 29,
Year ended January 29, 2011	2010	2010	2010	2011
Net sales	$449,537	$415,120	$489,269	$468,450
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(241,542)	(227,599)	(268,485)	(272,482)
Selling, general and administrative expenses	(159,575)	(148,489)	(171,883)	(162,747)
Change in fair value of derivative instruments	(31,335)	17,173	(31,681)	(3,171)

Operating profit	17,085	56,205	17,220	30,050
Interest expense	(3,377)	(3,320)	(3,335)	(3,474)
Interest income	1,038	375	1,258	568

Interest expense, net	(2,339)	(2,945)	(2,077)	(2,906)
Non-operating income			1,500

Income from continuing operations before income taxes	14,746	53,260	16,643	27,144
Income tax expense	(12,176)	(17,630)	(8,726)	(21,441)

Income from continuing operations	2,570	35,630	7,917	5,703
(Loss) income from discontinued operations, net of tax — Value City		(35)	2,187	581
Income from discontinued operations, net of tax — Filene’s Basement	2,843	162	4	886

Total income from discontinued operations, net of tax	2,843	127	2,191	1,467

Net income	5,413	35,757	10,108	7,170

Less: net income attributable to the noncontrolling interests	(11,363)	(8,851)	(13,428)	(7,012)

Net (loss) income attributable to Retail Ventures, Inc.	$(5,950)	$26,906	$(3,320)	$158

Basic and diluted (loss) earnings per share(1):
Basic (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.18)	$0.55	$(0.11)	$(0.03)
Diluted (loss) earnings per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(0.18)	$0.43	$(0.11)	$(0.03)
Basic earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.06	$0.00	$0.04	$0.03
Diluted earnings per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.06	$0.00	$0.04	$0.03
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.12)	$0.55	$(0.07)	$0.00
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.12)	$0.44	$(0.07)	$0.00

(1)
(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount

	Thirteen weeks ended
	May 2,	August 1,	October 31,	January 30,
Year ended January 30, 2010	2009	2009	2009	2010
Net sales	$385,846	$369,490	$444,621	$402,648
Cost of sales (exclusive of depreciation included below in selling, general and administrative expenses)	(217,600)	(210,267)	(238,549)	(224,049)
Selling, general and administrative expenses	(214,988)	(151,290)	(164,862)	(154,345)
Change in fair value of derivative instruments	(1,388)	(8,689)	(30,701)	(25,721)

Operating (loss) profit	(48,130)	(756)	10,509	(1,467)
Interest expense	(3,215)	(3,227)	(3,236)	(3,954)
Interest income	471	794	626	397

Interest expense, net	(2,744)	(2,433)	(2,610)	(3,557)
Non-operating (expense) income	(395)	528	(754)	(1,746)

(Loss) income from continuing operations before income taxes	(51,269)	(2,661)	7,145	(6,770)
Income tax (expense) benefit	(665)	(1,763)	(11,079)	1,452

Loss from continuing operations	(51,934)	(4,424)	(3,934)	(5,318)
(Loss) income from discontinued operations, net of tax — Value City	(43)	624	(498)	9,430
Income from discontinued operations, net of tax — Filene’s Basement	21,670	22,708	203	5,786

Total income (loss) from discontinued operations, net of tax	21,627	23,332	(295)	15,216

Net (loss) income	(30,307)	18,908	(4,229)	9,898

Less: net income attributable to the noncontrolling interests	(2,649)	(2,810)	(9,900)	(5,002)

Net (loss) income attributable to Retail Ventures, Inc.	$(32,956)	$16,098	$(14,129)	$4,896

Basic and diluted (loss) earnings per share(1):
Basic loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$(0.15)	$(0.28)	$(0.21)
Diluted loss per share from continuing operations attributable to Retail Ventures, Inc. common shareholders	$(1.12)	$(0.15)	$(0.28)	$(0.21)
Basic earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.48	$(0.01)	$0.31
Diluted earnings (loss) per share from discontinued operations attributable to Retail Ventures, Inc. common shareholders	$0.44	$0.48	$(0.01)	$0.31
Basic (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.33	$(0.29)	$0.10
Diluted (loss) earnings per share attributable to Retail Ventures, Inc. common shareholders	$(0.68)	$0.33	$(0.29)	$0.10

(1)
(Loss) earnings per share calculations for each quarter are based on the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year per share amount

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Cash paid during the period for:
Interest	$9,523	$9,523	$9,358
Income taxes	$82,098	$30,168	$12,804
Noncash investing and operating activities:
Balance of accounts payable and accrued expenses due to property and equipment purchases	$7,522	$1,962	$3,282
(Adjustment) capital contribution to subsidiary	$(896)	$4,670	$787
Amortization of investment discounts and premiums	$3,035
Exercise of warrants	$17,053
18. SUBSEQUENT EVENTS
Merger Agreement
On February 8, 2011, RVI, DSW, and DSW MS LLC, a wholly owned subsidiary of DSW (“DSW Merger LLC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which RVI will merge with and into DSW Merger LLC, with DSW Merger LLC continuing as the surviving corporation and a wholly-owned subsidiary of DSW (the “Merger”). RVI’s board of directors and the independent members of DSW’s board of directors have approved the Merger Agreement based on the recommendation of a special committee of each board of directors and have recommended that the shareholders of Retail Ventures and DSW, respectively, adopt the Merger Agreement and the Merger.
Upon the closing of the Merger, each outstanding RVI common share will be converted into the right to receive 0.435 DSW Class A Common Shares, unless the holder properly and timely elects to receive a like amount of DSW Class B Common Shares in lieu of DSW Class A Common Shares. All compensatory awards based on or comprised of RVI Common Shares, such as stock options, stock appreciation rights, and restricted stock, will be converted into and become, respectively, awards based on or comprised of DSW Class A Common Shares, in each case on terms substantially identical to those in effect immediately prior to the effective time of the Merger, in accordance with the 0.435 exchange ratio.
It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes, so that, in general, none of DSW, RVI, DSW Merger LLC or any of the RVI shareholders will recognize any gain or loss in the transaction, except that RVI shareholders will generally recognize gain or loss with respect to cash received in lieu of fractional shares of DSW Class A or Class B Common Shares.
The Merger Agreement provides that DSW Merger LLC will assume, as of the effective time of the Merger, by supplemental indenture and supplemental agreement, all of RVI’s obligations with respect to certain 6.625% mandatorily exchangeable notes due September 15, 2011, known as Premium Income Exchangeable Securities or PIES, and will assume by operation of law the warrants issued by RVI to purchase DSW Class A Common Shares outstanding immediately prior to the effective time of the Merger.
Upon the closing of the Merger, one of RVI’s current board members will be appointed to DSW’s board of directors.
The parties have made customary representations and warranties and agreed to customary covenants in the Merger Agreement. The transaction is not subject to any financing condition. The completion of the Merger is conditioned upon, among other things:
•
adoption of the Merger Agreement and the Merger by (i) the holders of a majority of the outstanding DSW Class A Common Shares and Class B Common Shares, voting together as a class, (ii) the holders of a majority of the unaffiliated DSW Class A Common Shares (i.e., those holders other than RVI, Schottenstein Stores Corporation (“SSC”), which controls a majority of the voting power of RVI, and their respective affiliates), voting together as a class, and (iii) the holders of a majority of outstanding RVI Common Shares;

•
adoption of amended and restated articles of incorporation of DSW, which will amend the current articles of incorporation to allow holders of Class B Common Shares to convert such shares into Class A Common Shares, among other amendments, by (i) the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class, and (ii) the holders of a majority of the DSW Class A Common Shares, voting as a separate class; and

•
approval of the issuance of DSW Class A Common Shares and Class B Common Shares to RVI shareholders by the holders of a majority of the DSW Class A Common Shares and DSW Class B Common Shares, voting together as a class.

In addition, DSW and RVI have agreed not to initiate, solicit, encourage, or knowingly facilitate the making of any proposal or offer with respect to certain specified acquisition proposals. The Merger Agreement may be terminated by DSW and RVI under certain circumstances, including by DSW or RVI if, among other requirements, the terminating party has received certain specified superior proposals, has not violated its obligations under the Merger Agreement with respect to any superior proposal, and pays an amount equal to the reasonably documented transaction expenses of the other party, not to exceed $10 million.
The pending transaction between DSW and Retail Ventures will be accounted for as a reverse merger with Retail Ventures as the accounting acquirer and DSW as the accounting acquiree (which is the surviving entity for legal purposes). As this is a common control transaction under Accounting Standard Codification (“ASC”) 805, Business Combinations, the transaction will be accounted for as an equity transaction in accordance with ASC 810, Consolidation as the acquisition of a noncontrolling interest and will not require purchase accounting. Legally, Retail Ventures will merge into a subsidiary of DSW. For financial reporting purposes, the transaction will be accounted for as if Retail Ventures acquired the outstanding noncontrolling interest in DSW. Furthermore, because Retail Ventures will be treated as the continuing reporting entity for accounting purposes, the reports filed by DSW, as the surviving corporation in the transaction, after the date of the transaction will be prepared as if Retail Ventures were the legal successor to its reporting obligation as of the date of the transaction. Accordingly, prior period financial information presented in the DSW consolidated financial statements will reflect certain historical activity of Retail Ventures.
Litigation Relating to the Proposed Merger
Purported shareholders of RVI have filed two putative shareholder class action lawsuits in an Ohio state court against RVI and its directors and in one case, its chief executive officer (referred to, collectively, as the RVI defendants), and DSW and in one case DSW Merger LLC (referred to collectively as the DSW defendants). The lawsuits allege, among other things, that RVI and its directors breached their fiduciary duties by approving the Merger Agreement, and that in one case RVI’s chief executive officer and DSW, and in the other that RVI and DSW aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, to enjoin the shareholder vote on the Merger, as well as monetary damages. The RVI defendants and the DSW defendants intend to defend vigorously against these claims.
Loan Agreement
On February 8, 2011, RVI and SEI, Inc. (“SEI”) entered into a Loan Agreement (the “Loan Agreement”) pursuant to which SEI has made available to RVI a revolving credit facility in the principal amount not to exceed $30,000,000 (the “Credit Facility”). The Credit Facility is subject to the terms and conditions set forth in: (1) the Loan Agreement and (2) a Note, dated February 8, 2011, payable by RVI to the order of SEI in the principal amount of $30,000,000 (the “Note” and, together with the Loan Agreement, the “Loan Documents”). Pursuant to the terms and conditions of the Loan Documents, SEI will advance funds to RVI, and RVI will use the funds to provide for its ongoing working capital and general corporate needs. Upon execution of the Loan Agreement, RVI also paid an up-front commitment fee of 8.75% of the maximum loan amount (or $2,625,000) to SEI.
The initial principal amount of the Credit Facility is $30,000,000, and will be repaid in accordance with the terms of the Loan Documents. Each draw under the Credit Facility must be for a minimum amount of $5 million. Interest under the Credit Facility will accrue at LIBOR plus 5.00%, or, upon the occurrence of an Event of Default (as described below), LIBOR plus 7.00%. All outstanding principal and accrued but unpaid interest under the Credit Facility is due and payable in full on the earlier of either February 8, 2013 or two days after the closing of the Merger (the “Revolving Credit Expiration Date”). The Credit Facility contains customary representations, covenants and events of default, and also specifies that an Event of Default includes where the closing per share market price of the common shares owned by RVI in DSW traded on the New York Stock Exchange is less than $20.00 for a period of five (5) or more consecutive business days or for any five (5) business days within any period of ten (10) consecutive business days.

Upon an Event of Default (as that term is defined in the Loan Agreement), the interest rate will increase to LIBOR plus 7.00% and SEI may elect to: (1) terminate the Credit Facility; (2) declare immediately due and payable in cash the entire outstanding principal balance, together with all accrued but unpaid interest, and any and all other amounts due and owing; and (3) exercise any and all rights and remedies available to SEI pursuant to the Loan Documents or under applicable law.
Rights Agreement
On February 7, 2011, the board of directors of RVI authorized and declared a dividend distribution of one Right for each outstanding RVI common share to stockholders of record at the close of business on February 24, 2011 (the “Record Date”). Each Right entitles the registered holder to purchase from RVI a unit (a “Unit”) consisting of a number of RVI Common Shares at a Purchase Price of $80.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between RVI and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent.
The Rights Agreement is intended to help protect RVI’s tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring any person (other than RVI, any subsidiary of RVI or any employee benefit plan of RVI) from becoming a 5% Shareholder (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)) without the approval of the board of directors (any such person who becomes a 5% Shareholder, other than as described below, an “Acquiring Person”). Notwithstanding the foregoing, shareholders who own 5% or more (by value) of outstanding (i) common shares of RVI, (ii) preferred shares (other than preferred shares described in Section 1504(a)(4) of the Code) of RVI, (iii) warrants, rights, or options (including options within the meaning of Section 1.382-4(d)(9) of the Treasury Regulations) to purchase common shares (other than preferred shares described in Section 1504(a)(4) of the Code) of RVI, and (iv) any other interest that would be treated as “stock” of RVI pursuant to Section 1.382-2T(f)(18) of the Treasury Regulations, “Company Securities”) as of the close of business on February 8, 2011, and shareholders who acquire such an interest solely as a result of (A) a transaction in which such shareholder received the approval of the Board of Directors or (B) an issuance by RVI that was approved by the Board of Directors will not be an Acquiring Person and therefore will not trigger the Rights Plan, so long as they do not acquire any additional Company Securities, or decrease their percentage ownership of Company Securities below 5% and subsequently become a 5% Shareholder.
Initially, the Rights will be attached to all common share certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the common shares and a Distribution Date will occur upon the earlier of (i) the close of business on the tenth business day following the date of public announcement that a person has become an Acquiring Person other than by reason of a transaction approved by the Board of Directors or (ii) the close of business on the tenth business day (or such later date as the Board of Directors shall determine prior to the time a person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of the dates in clause (i) or (ii) above being called the “Distribution Date”), provided, however, the Distribution Date shall not occur if the Board of Directors shall have affirmatively determined that, in light of the intent and purposes of this Rights Agreement or other circumstances facing RVI, a Distribution Date shall not be deemed to have occurred.
The definition of Acquiring Person contained in the Rights Agreement contains several exemptions, including for (i) RVI or any of its subsidiaries; (ii) any employee benefit plan of RVI, or of any subsidiary of RVI, or any person or entity organized, appointed or established by RVI for or pursuant to the terms of any such plan; and (iii) the U.S. Government.
The Rights are not exercisable until the Distribution Date and will expire at 5:00 P.M. (New York City time) on September 15, 2011 unless such date is advanced or extended or the Rights are earlier redeemed or exchanged by RVI as described below.

In the event that a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, common shares (or, in certain circumstances, cash, property or other securities of RVI) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by RVI as set forth below.
In the event that, at any time after a person becomes an Acquiring Person, (i) RVI engages in a merger or other business combination transaction (other than a merger or other business combination transaction with a subsidiary of RVI) in which RVI is not the surviving corporation, (ii) RVI engages in a merger or other business combination transaction in which RVI is the surviving corporation and the Common Stock of RVI is changed or exchanged, or (iii) 50% or more of RVI’s assets, cash flow or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The events set forth in this paragraph and in the second preceding paragraph are referred to as the “Triggering Events.”
At any time after a person becomes an Acquiring Person and prior to the acquisition by an Acquiring Person of 50% or more of the then outstanding shares of Common Stock, the board of directors may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share per Right (subject to adjustment).
Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of RVI, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to RVI, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for common shares (or other consideration) of RVI or for common shares of the acquiring company or in the event of the redemption of the Rights as set forth above.

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS
January 29, 2011 and January 30, 2010
(in thousands)

	January 29,	January 30,
	2011	2010
ASSETS
Cash and equivalents	$5,509	$16,753
Accounts receivable, net	673	1,102
Accounts receivable from related parties	31	1,049
Prepaid expenses and other current assets	955	1,715
Deferred income taxes	18,818
Other		431

Total current assets	25,986	21,050
Property and equipment, net	1,951	2,388

Investment in subsidiary	397,076	327,460
Conversion feature of long-term debt		28,029
Other assets	4,673	2,259

Total assets	$429,686	$381,186

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED BALANCE SHEETS (Continued)
January 29, 2011 and January 30, 2010
(in thousands)

	January 29,	January 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$559	$973
Accounts payable to related parties	26	761
Accrued expenses:
Guarantees from discontinued operations (a)	452	2,800
Other	8,654	6,515
Conversion feature of short-term debt	6,375
Warrant liability	20,624	23,068
Current maturities of long-term debt(b)	132,132

Total current liabilities	168,822	34,117

Long-term obligations, net of current maturities (b)		129,757
Other non current liabilities (c)	8,592	8,802
Deferred income taxes	7,091	2,641

Commitments and contingencies

Shareholders’ equity:
Common Shares, without par value; 160,000,000 authorized; issued and outstanding, including 7,551 treasury shares, 50,282,402 and 48,964,530 outstanding, respectively	330,022	313,147
Accumulated deficit	(78,940)	(100,277)
Treasury shares, at cost, 7,551 shares	(59)	(59)
Accumulated other comprehensive loss	(5,842)	(6,942)

Total shareholders’ equity	245,181	205,869

Total liabilities and shareholders’ equity	$429,686	$381,186

(a)
RVI completed the disposition of an 81% ownership interest in its Value City business segment on January 23, 2008, and on April 21, 2009, RVI disposed of its Filene’s Basement operations. As of January 29, 2011, RVI had recorded a current liability of $0.3 million for guarantees related to Value City and $0.2 million for the guarantees of Filene’s Basement. As of January 30, 2010, RVI had recorded a current liability of $2.4 million for guarantees related to Value City and $0.4 million for the guarantees of Filene’s Basement. See (c) below and Note 13 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)	See Note 7 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Includes, as of January 29, 2011, an estimated maximum potential liability of $0.6 million, of which $0.5 million is classified as short-term, for the guarantees of Value City and Filene’s Basement commitments including, but not limited to: approximately $0.1 million for the guarantee of certain workers compensation claims for events prior to the disposition date, $0.2 million for lease obligations and other amounts totaling $0.3 million. Includes, as of January 30, 2010, an estimated maximum potential liability of $3.3 million, of which $2.8 million is classified as short-term, for the guarantees of Value City and Filene’s Basement commitments including, but not limited to: $0.5 million for the guarantee of certain workers compensation claims for events prior to the disposition date, $0.4 million for lease obligations and other amounts totaling $2.4 million.

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Selling, general and administrative expenses(a)	$(4,009)	$(66,800)
Change in fair value of derivative instruments	(49,014)	(66,499)	$85,235

Operating (loss) profit	(53,023)	(133,299)	85,235
Interest expense	(12,470)	(12,218)	(12,809)
Interest income	7	71	7,869

Interest (expense), net	(12,463)	(12,147)	(4,940)
Non-operating income, net			1,486

(Loss) income from continuing operations before income taxes	(65,486)	(145,446)	81,781
Income tax benefit	9,682	25,095	497
Equity in earnings of subsidiary, net of tax	66,970	34,380	16,942

Income (loss) from continuing operations	11,166	(85,971)	99,220
Income (loss) from discontinued operations, net of tax	6,628	59,880	(48,379)

Net income (loss)	$17,794	$(26,091)	$50,841

(a)
Includes other operating income of $3.7 million and less than $0.1 million in fiscal 2010 and fiscal 2009, respectively. There was no other operating income in fiscal 2008 attributable to Retail Ventures Inc.

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,794	$(26,091)	$50,841
Less: (Income) loss from discontinued operations, net of tax	(6,628)	(59,880)	48,379

Income (loss) before discontinued operations	11,166	(85,971)	99,220
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issuance costs and discount on debt	3,606	3,412	3,251
Stock based compensation expense	(495)	997	1,407
Restricted shares granted	568
Capital transactions of subsidiary	3,543	2,744	2,806
Depreciation and amortization	437	478	2,130
Change in fair value of derivative instruments — related party ($12,956, $6,910 and ($30,009))	49,014	66,499	(85,235)
Gain on the repurchase of the Premium Income Exchangeable Securities			(1,486)
Deferred income taxes and other non current liabilities	(14,147)	(23,217)	3,296
Loss on disposal of assets		121	559
Impairment charges on receivables from Filene’s Basement		57,884
Other	202	5,217	(655)
Equity in earnings of subsidiary, net of tax	(66,970)	(34,380)	(16,942)
Change in working capital, assets and liabilities:
Accounts receivable	1,447	1,693	(3,679)
Prepaid expenses and other assets	(2,885)	698	438
Accounts payable	(1,149)	(2,381)	(492)
Accrued expenses	(209)	(17,122)	(4,754)

Net cash used in operating activities from continuing operations	(15,872)	(23,328)	(136)

Cash flows from investing activities:
Transfer of property and equipment to subsidiary			2,540
Transfer of cash from restricted cash		10,261
Transfer of cash to restricted cash		(10,000)	(4)
Investment in subsidiary	(2,645)	(68)	(2,940)

Net cash (used in) provided by investing activities from continuing operations	(2,645)	193	(404)

SCHEDULE I
RETAIL VENTURES, INC. (Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
Years Ended January 29, 2011, January 30, 2010 and January 31, 2009
(in thousands)

	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from financing activities:
Payment of current maturities on long-term obligations		(250)
Repurchase of Premium Income Exchangeable Securities			(5,600)
Proceeds from exercise of stock options	187	612	207
Excess tax benefit related to stock options exercised	458

Net cash provided by (used in) financing activities from continuing operations	645	362	(5,393)

Cash and equivalents from discontinued operations:
Operating activities	6,628	20,563	(13,984)
Investing activities		(158)	(4,014)
Financing activities		(25,181)	17,083

Net increase (decrease) in cash and equivalents from discontinued operations	6,628	(4,776)	(915)

Net decrease in cash and equivalents from continuing operations	(17,872)	(22,773)	(5,933)
Cash and equivalents, beginning of period	16,753	44,302	51,150

Cash and equivalents, end of period	5,509	16,753	44,302

INDEX TO EXHIBITS

Exhibit
No.	Description

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

2.4 **
Agreement and Plan of Merger, dated February 8, 2011, by and among Retail Ventures, Inc., DSW Inc. and DSW MS LLC. Incorporated herein by reference to Exhibit 2.1 to Form 8-K/A (file no. 1-10767) filed on February 25, 2011.

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

10.72
Agreement of Lease, dated April 7, 2006, by and between JLP - Harvard Park, LLC, an affiliate of SSC, as landlord, and DSW Inc., as tenant, re: Chagrin Highlands, Warrensville, Ohio DSW store. Incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 1-10767) filed April 13, 2006.

10.75	*
$100,000,000 Revolving Credit Facility Credit Agreement, between DSW Inc. and DSW Shoe Warehouse, Inc., as the Borrowers, and PNC Bank, National Association., as Administrative Agent, PNC Capital Markets LLC, as Sole Book Runner and Sole Lead Arranger, Bank of America, N.A, as Syndication Agent and Documentation Agent, and Fifth Third Bank and Wells Fargo Retail Finance, LLC as Managing Agents.

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

Exhibit
No.		Description

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

Exhibit
No.		Description

10.100.1
Lease Amendment to Agreement of Lease, dated September 29, 2009, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 3, 2009.

10.100.2	*	Lease Amendment to Agreement of Lease, dated November 30, 2010, between 4300 Venture 34910 LLC, an affiliate of Schottenstein Stores Corporation and eTailDirect LLC re: fulfillment center.

10.101
Settlement Agreement, dated as of September 25, 2009, by and among Retail Ventures, Inc., DSW Inc., FB Liquidating Estate, Inc., FB Services LLC, FB Leasing Services LLC and the Official Committee of Unsecured Creditors. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q (file no. 1-10767) filed December 15, 2009.

10.102
Lease, dated August 26, 2010, by and between JLP Nashua NH LLC, an affiliate of Schottenstein Stores Corporation, and DSW Shoe Warehouse, Inc., re: Nashua, NH store. Incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 1-32545) filed December 1, 2010.

10.103	*	Lease, dated June 27, 2006, by and between Kimschott Factoria Mall LLC, an affiliate of Schottenstein Stores Corporation, and DSW Inc., re: Bellevue, WA.

10.104	#	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with James A. McGrady. Incorporated by reference to Exhibit 10.102 to Form 10-K (file no. 1-10767) filed April 14, 2010.

10.105	#	Retail Ventures, Inc. Restricted Stock Award Agreement dated February 22, 2010, with Julia A. Davis. Incorporated by reference to Exhibit 10.103 to Form 10-K (file no. 1-10767) filed April 14, 2010.

10.106		Loan Agreement, dated February 8, 2011, by and between Retail Ventures, Inc and SEI, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K (file no. 1-10767) filed on February 8, 2011.

10.107		$30 million Revolving Note dated February 8, 2011. Incorporated herein by reference to Exhibit 10.2 to Form 8-K (file 1-10767) filed on February 8, 2011.

12	*	Ratio of Earnings to Fixed Charges.

21	*	List of Subsidiaries.

23	*	Consent of Independent Registered Public Accounting Firm.

24	*	Power of Attorney.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer.

32.1	*	Section 1350 Certification — Principal Executive Officer.

32.2	*	Section 1350 Certification — Principal Financial Officer.

*	Filed herewith.

**	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Retail Ventures agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

#	Management contract or compensatory plan or arrangement.