Form 10-K/A
period 2011-01-29
RETAIL VENTURES INC
filed 2011-05-20
CIK 874444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 29, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10767
RETAIL VENTURES, INC.
(Exact name of registrant as specified in its charter)

Ohio	20-0090238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4150 E. Fifth Avenue, Columbus, Ohio	43219

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 238-4148
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Shares, without par value	New York Stock Exchange

Premium Income Exchangeable Securities	None
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

EXPLANATORY NOTE
On March 28, 2011, Retail Ventures, Inc. (“Company,” “we,” “us,” “our” and “EDGAR Online”) filed its Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”), and omitted the information required to be disclosed under Part III of Form 10-K.
The Company is filing this Amendment No. 1 (this “Amendment”) on Form-10-K/A to provide the disclosure required by Part III of Form 10-K. This Amendment only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits and Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is certain information relating to the Director’s:

		Positions with the Company,	Director
Name	Age	Principal Occupations and Business Experience	Since

Jay L. Schottenstein	56	Mr. Schottenstein has served as our Chairman of the Board of Directors since March 1992 and was Chief Executive Officer from April 1991 to July 1997 and from July 1999 to December 2000. Mr. Schottenstein has been Chairman of the Board of Directors of DSW Inc. since March 2005 and from March 2005 to April 2009 served as Chief Executive Officer. Mr. Schottenstein has also been Chairman of the Board of Directors of American Eagle Outfitters, Inc. (NYSE: AEO) and SSC since March 1992. He served as Vice Chairman of SSC from 1986 until March 1992 and as a director of SSC since 1982. He served in various executive capacities at SSC since 1976. Mr. Schottenstein has been a director of American Eagle Outfitters, Inc. since 1992. Mr. Schottenstein also serves as the manager of Schottenstein RVI, LLC and he is a director and Chairman of SEI, Inc. Mr. Schottenstein’s extensive experience as a chairman and CEO of numerous companies brings strong leadership skills to our Board. He also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board and Company.	1991

Henry L. Aaron*	77	Mr. Aaron presently serves as Senior Vice President of the Atlanta National League Baseball Club, Inc., a professional sports organization, as Chairman of 755 Restaurant Corp., a quick service restaurant company, and as a director of Medallion Financial Corp., a specialty finance company, along with a number of other private business interests. Mr. Aaron has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2000

Ari Deshe	60	Mr. Desche has served as Chairman and Chief Executive Officer of Safe Auto Insurance Company, a property and casualty insurance company since 1993. Mr. Deshe is a former director of American Eagle Outfitters, Inc. Mr. Deshe has extensive business, management and risk management experience. He has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	1997

		Positions with the Company,	Director
Name	Age	Principal Occupations and Business Experience	Since

Jon P. Diamond	53	Mr. Diamond has served as Vice Chairman since November 2004 and President and Chief Operating Officer since 1996 of Safe Auto Insurance Company. Mr. Diamond is a former director of American Eagle Outfitters, Inc. Mr. Diamond has a broad knowledge of marketing and brand recognition. He has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	1991

Elizabeth M. Eveillard*	64	Ms. Eveillard has served as an independent consultant since 2003. Ms. Eveillard served as a Senior Managing Director and a Consultant, Retailing and Apparel Group, of Bear, Stearns & Co., Inc., an investment banking company, from 2000 until 2003. Prior to that time, Ms. Eveillard served as the Managing Director, Head of Retailing Industry Group, of PaineWebber Inc., a financial services firm, from 1988 to 2000. From 1972 to 1988, Ms. Eveillard held various executive positions including Managing Director in the Merchandising Group with Lehman Brothers. Ms. Eveillard is also a director of Birks & Mayors, Inc. and is a former director of Tween Brands, Inc. Ms. Eveillard has a strong understanding of financial markets and significant investment banking experience covering the retail sector. She has substantial institutional knowledge regarding the Company, including its operations and industries, due to her longstanding service to the Board.	2001

Lawrence J. Ring*	62	Mr. Ring has served as the Chancellor Professor of Business Administration and (2004) EMBA Alumni Distinguished Professor of Executive Education, The Mason School of Business, The College of William and Mary (“W&M”) since 2001. From 1991 to 2000, he served as Professor of Business Administration at W&M, and from 1997 to 2002, Mr. Ring served as Faculty Coordinator of Executive Programs at W&M. From 1988 to 1991 he was Associate Dean for Academic Affairs at the Mason School and from 1985 to 1988 he was Director of the Executive MBA Program at W&M. In addition, Mr. Ring has also been an Adjunct Professor of Business Administration, The School of Executive Education, Babson College since 2000, and from 1994 to 2002, he served as Adjunct Assistant Professor, Department of Family and Community Medicine, Eastern Virginia Medical School. Professor Ring is also a member of the Board of Directors of Mr. Price Group, Ltd., Durban, South Africa. Mr. Ring previously served as a member of the International Advisory Board of Angus and Coote Jewelers, Sydney, Australia from 2000 to 2007; and as a director of Bon Ton Stores, York, Pa, Sportmart, Inc, Wheeling, Il, C. Lloyd Johnson Company, Inc., Norfolk, Virginia; and the Williamsburg Landing Corporation. Mr. Ring has substantial experience with global companies and the understanding of building brands, particularly in the retail industry. He has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2005

		Positions with the Company,	Director
Name	Age	Principal Occupations and Business Experience	Since

Harvey L. Sonnenberg*	69	Mr. Sonnenberg was a partner in the certified public accounting firm, Weiser, LLP from 1994 to 2009, and currently serves as a Senior Director to that firm. Mr. Sonnenberg has been active in a number of professional organizations, including the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants, and has long been involved in rendering audit and advisory services to the retail, apparel, and consumer products industries. Mr. Sonnenberg is a certified public accountant and was the partner-in-charge of his firm’s Sarbanes-Oxley and Corporate Governance practice. Mr. Sonnenberg has been a director of DSW Inc. since 2005. Mr. Sonnenberg’s strong accounting background, particularly in the retail industry, brings accounting and related financial management experience to the Board. Also, he brings valuable board governance experience and substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2001

James L. Weisman*	72	Mr. Weisman has been President and a member of Weisman Goldman Bowen & Grzywinski, LLP, a Pittsburgh, Pennsylvania law firm since 1998 and its predecessor law firms since 1978. Mr. Weisman has been in the private practice of law in Pittsburgh since 1963. His primary areas of practice have been in business transactions and reorganizations, and overseeing, directing and participating in civil litigation. Mr. Weisman has extensive experience in working with retail clients having prior to being elected to the Board of RVI in 2001 provided legal services to among other clients Value City Department Stores, Inc., Schottenstein Stores Corporation and American Eagle Outfitters, Inc. With Mr. Weisman’s extensive legal background, particularly in the retail industry, he brings valuable board governance experience and substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2001

*	Independent Directors under New York Stock Exchange (“NYSE”) listing standards.

The following persons are executive officers of the Company as of April 30, 2011. Our officers are elected annually by our Board and serve at the pleasure of the Board.
James A. McGrady, age 60, became our Chief Executive Officer and President effective February 1, 2009, and continues in the Chief Financial Officer and Treasurer positions he held since December 2002. He served as our Executive Vice President and Chief Financial Officer, Treasurer and Secretary from December 2002 until January 2009, and previously was the Chief Financial Officer, Treasurer and Secretary from July 2000 until December 2002. Mr. McGrady is also a Vice President of DSW. From 1986 until July 2000, Mr. McGrady served as Vice President and Treasurer of Big Lots, Inc.
Julia A. Davis, age 50, became our Executive Vice President, General Counsel and Chief Compliance Officer effective June 2006, and assumed the position of Secretary effective May 20, 2009. She has served as our Executive Vice President and General Counsel since January 2003. She also served as Executive Vice President, General Counsel and Secretary of DSW from July 2005 until April 10, 2006. Prior to joining the Company, Ms. Davis was a partner in the Columbus office of the law firm of Vorys, Sater, Seymour and Pease LLP, where she represented and advised national and regional retailers in a wide variety of legal matters.
General
A total of five meetings of the Board of Directors of the Company were held during the 2010 fiscal year. Other than Mr. Aaron, all directors attended more than 75 percent of the aggregate of (i) the total number of meetings held by the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which that director served during the period each served as a director or as a committee member.
There are no family relationships among our directors and executive officers except that Messrs. Deshe and Diamond are each married to a sister of Mr. Schottenstein.
Corporate Governance Principles
In March 2004, the Board of Directors adopted Corporate Governance Principles that address Board structure, membership (including nominee qualifications), performance, operations and management oversight. A copy of the Corporate Governance Principles can be found at the Company’s corporate and investor website at www.retailventuresinc.com and is available in print (without charge) to any shareholder upon request by writing to Retail Ventures, Inc., Attention: Secretary, 4150 East 5th Avenue, Columbus, Ohio 43219.
The Company’s Corporate Governance Principles provide that all incumbent directors and director nominees are encouraged to attend the annual meeting of shareholders. Messrs. Schottenstein, Aaron, Deshe, Diamond, Sonnenberg, Weisman and Ms. Eveillard attended the annual meeting of shareholders in 2010.
In accordance with the Company’s Corporate Governance Guidelines and applicable NYSE listing standards, the Company’s non-management directors meet in regularly scheduled executive sessions (without management present). The non-management directors of the Company alternate as the chair of such executive sessions as deemed appropriate by such directors. In addition, the Company’s independent directors meet in executive session as appropriate matters for their consideration arise but, in any event, at least once a year.

Director Independence
Our director independence standards are set forth in our Corporate Governance Principles, a copy of which can be found at our corporate and investor website at www.retailventuresinc.com. The Corporate Governance Principles provide that a majority of the directors should be persons who have been affirmatively determined by the Board of Directors to be independent. A director will be designated as independent if he or she (i) has no material relationship with us or our subsidiaries; (ii) satisfies the other independence criteria specified by applicable NYSE listing standards; (iii) has no business conflict with us or our subsidiaries; and (iv) otherwise meets applicable independence criteria specified by law, regulation, exchange requirement or the Board of Directors. During its review of director independence for fiscal 2010, the Board considered whether there were any transactions, relationships or arrangements between the Company and any director or any member of his or her immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder). Mr. Sonnenberg’s service as a non-independent director of DSW was determined not to impair his independence related to us. As a result of this review, the Board of Directors affirmatively determined that the following persons had no such transactions, relationships or arrangements and qualified as independent under our director independence standards:
Henry L. Aaron
Elizabeth M. Eveillard
Lawrence J. Ring
Harvey L. Sonnenberg
James L. Weisman
The Board of Directors has a standing Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee (each of which is comprised solely of independent directors).
Board’s Role in the Risk Management Process
Our Board and its committees play an important role in overseeing the identification, assessment and mitigation of risks that are material to us. In fulfilling this responsibility, the Board and its committees regularly consult with management to evaluate and, when appropriate, modify our risk management strategies. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed about such risks through committee reports.
DSW, our principal business operation, has adopted the concept of enterprise risk management (“ERM”). The DSW Board has charged DSW management with the responsibility of implementing an ERM program which was implemented in fiscal 2010. DSW’s CEO, who reports to the DSW Board of Directors, is the sponsor of the ERM Program. As part of the ERM program, DSW management provides an annual report to the DSW Board regarding the significant DSW risks and what DSW management is doing to mitigate that risk.
Additionally, our Audit Committee assists the Board in fulfilling its oversight responsibility relating to the performance of our system of internal controls, legal and regulatory compliance, our audit, accounting and financial reporting processes, and the evaluation of enterprise risk issues, particularly those risk issues not overseen by other committees. The Audit Committee also reviews periodically with our General Counsel legal matters that may have a material adverse impact on our financial statements, compliance with laws and any material reports received from regulatory agencies. Our Compensation Committee is responsible for overseeing the management of risks relating to our compensation programs. Our Nominating and Corporate Governance Committee manages risks associated with corporate governance and business conduct and ethics.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Messrs. Weisman (Chair), Sonnenberg and Ms. Eveillard, each of whom is independent in accordance with the applicable SEC rules and NYSE listing standards. A current copy of the Nominating and Corporate Governance Committee Charter, which was approved by the Board in September 2006, can be found on the Company’s corporate and investor website at www.retailventuresinc.com and is available in print (without charge) to any shareholder upon request.

The Nominating and Corporate Governance Committee met three times during the 2010 fiscal year. Its functions include assisting the Board in determining the desired qualifications of directors, identifying potential individuals meeting those qualification criteria, recommending to the Board a slate of nominees for election by the shareholders and reviewing candidates nominated by shareholders. In addition, the Nominating and Corporate Governance Committee reviews the Corporate Governance Principles, makes recommendations to the Board of Directors with respect to other corporate governance principles applicable to the Company, oversees the annual evaluation of the Board and committees of the Board, reviews management and Board succession plans and provides education for the Board.
The Nominating and Corporate Governance Committee meets to discuss, among other things, identification and evaluation of director candidates. Although there are no specific minimum qualifications that a director candidate must possess, candidates are identified and evaluated according to the qualification criteria set forth in the Board’s Corporate Governance Principles, which includes, among other attributes, such candidate’s independence, character, diversity, age, skills and experience. In considering diversity, the Nominating and Corporate Governance Committee may take into account various attributes, including background, skill set or viewpoint. In identifying potential candidates for Board membership, the Nominating and Corporate Governance Committee considers recommendations from the Board of Directors, shareholders and management. Pursuant to its charter, the Nominating and Corporate Governance Committee has the authority to retain consultants and search firms to assist in the process of identifying director candidates. No such consultants or search firms were retained during the 2010 fiscal year.
Other than the submission requirements set forth above, there are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates a nominee for director based on whether the nominee is recommended by a shareholder.
The Nominating and Corporate Governance Committee also reviews all active litigation and other legal matters periodically with our General Counsel.
Compensation Committee
The members of the Compensation Committee are Ms. Eveillard (Chair) and Messrs. Sonnenberg, Ring and Weisman. Each member of the Compensation Committee is (1) an “independent director” as defined by Section 303A.00 of the NYSE listed company manual, (2) a “non-employee director” as defined by Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”) and (3) an “outside director” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended.
A current copy of the Compensation Committee Charter, which was approved by the Board in September 2006, can be found on the Company’s corporate and investor website at www.retailventuresinc.com and is available in print (without charge) to any shareholder upon request.
The Compensation Committee met seven times during the 2010 fiscal year. The Compensation Committee’s functions include: (i) reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer; (ii) evaluating the Chief Executive Officer’s performance and, based upon these evaluations, setting the Chief Executive Officer’s annual compensation; (iii) reviewing the performance and approving the evaluation process and compensation structure of the Company’s other executive officers; (iv) making recommendations to the Board with respect to the Company’s incentive compensation, retirement and other benefit plans; (v) making administrative and compensation decisions under such plans; and (vi) recommending to the Board of Directors the compensation for non-employee Board members.

Additional information concerning the Compensation Committee’s processes and procedures for determining executive compensation is provided within the “Compensation Discussion and Analysis” section of this proxy statement.
Audit Committee
The Company has a standing Audit Committee established in accordance with Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual and Rule 10A-3 under the Exchange Act. The Audit Committee met eleven times during the 2010 fiscal year. Additional information concerning the Audit Committee, including its members and a summary of its functions, is provided below under the caption “Audit Committee Report.”
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who are beneficial owners of more than ten percent of the Company’s common shares to file reports of ownership and changes of ownership with the SEC and NYSE. The Company assists its directors and executive officers in completing and filing those reports. Based solely on a review of copies of those reports furnished to the Company and representations of the Company’s directors and officers that no other reports were required, the Company believes that all filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners were complied with during the last completed fiscal year, except for one late Form 4 filing for Mr. Aaron.
Code of Ethics and Corporate Governance Information
The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and an additional code of ethics that applies to its senior financial officers. These codes of ethics, designated by the Company as the “Code of Conduct” and the “Code of Ethics for Senior Financial Officers,” respectively, can be found on the Company’s investor website at www.retailventuresinc.com and are available in print (without charge) to any shareholder upon request. The Company intends to disclose any amendment to, or waiver from, any applicable provision of the Code of Conduct or Code of Ethics for Senior Financial Officers (if such amendment or waiver relates to elements listed under Item 406(b) of Regulation S-K and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) by posting such information on the Company’s corporate and investor website at www.retailventuresinc.com.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview of the Compensation Committee of the Board
The Compensation Committee of Retail Ventures (in this section the “Committee”) is comprised of four independent non-employee directors. The Committee sets the principles and strategies that serve to guide the design of the compensation programs of the Company’s named executive officers (“NEOs”). The Committee annually evaluates the performance of the CEO, Mr. McGrady, and the other NEO, Ms. Davis. Taking their performance evaluations into consideration and other factors as set forth below, the Committee then approves their compensation levels. The Committee has retained an independent compensation consultant to assist it with its responsibilities. The compensation consultant reports directly to the Committee. The Committee periodically meets in executive session with its independent consultant with and without members of management present, and reports to the Board of Directors on its actions.
Business Context for Compensation Decisions in Fiscal Year 2010
Following the disposition of its Value City and Filene’s Basement businesses in 2008 and 2009, respectively, the Company continued in 2010 as a holding company with all of its operations conducted through its subsidiary, DSW Inc. Because of the changed scope of responsibilities for Company officers, the Company restructured the Company officer profile such that the position of CEO was combined with the position of CFO, held by Mr. McGrady; and the position of General Counsel assumed responsibility for all executive responsibilities not carried out by the CEO/CFO, including, but not limited to, various administrative, human resource and management responsibilities for the Company. The Company officers worked continuously in 2010 on the review and development of strategic alternatives to maximize value for its shareholders, and specifically on supporting the work of the RVI Strategic Review Committee created to review, evaluate and negotiate independently a downstream merger or similar transaction with DSW or any other strategic alternative that the Strategic Review Committee deemed advisable, which included the management and reduction of RVI outstanding liabilities. The Company also worked in 2010 managing and enhancing its liquidity position pending the realization of such strategic alternatives. RVI’s efforts to enhance liquidity included the January 15, 2010 sale to DSW of 320,000 Class B Common Shares, without par value, held by RVI of DSW for an aggregate amount of $8.0 million.
The Committee approached compensation decisions in fiscal 2010 in the context of a desire to retain Mr. McGrady and Ms. Davis for the ongoing management and execution of the strategic alternative review and the downstream merger transaction with DSW.

Historical and Current Components of Executive Compensation and the Design of NEO Compensation Programs

Primary Objective	Influence Our Ability To:

Pay competitively.	Retain outstanding executives.

Pay for performance.	Motivate executives to achieve our business and strategic goals.

Design compensation programs that support the Company’s businesses with emphasis on critical short-term objectives and retention as well as incentives for establishing long-term shareholder value.	Establish goals that reflect long-term shareholder value.
Given the critical nature of the Company’s ongoing review and development of it’s strategic alternatives and the downstream merger transaction with DSW, the Committee sought to manage compensation comparisons for a reduced-size organization so as to minimize disruption and retain its NEOs. The NEOs’ compensation in the past has generally been established pursuant to individual employment agreements, and has included a base salary, a bonus opportunity, stock appreciation rights (“SARs”) and, in certain cases, restricted stock units (“RSUs”). As discussed below, for fiscal 2010, the Committee determined that a target bonus was not feasible and has instead provided retention incentives to the current NEOs.
The following elements have comprised the Company’s compensation programs for NEOs and represents methods of compensation for the two remaining NEOs:
•
Base Salaries: Competitive base salaries have been established at or above median to help balance overall total cash compensation due to the absence of an automatic program of annual long-term equity grants for the two remaining NEOs. When approving base salaries, the Committee considered many factors, including total compensation, the scope of responsibilities, years of experience, the competitive marketplace and the proven performance of the executive.

•
Long-Term Equity and Equity-Related Incentives: To align the interests of management with long-term shareholder interests, the Committee provides long-term incentives to NEOs. The Committee administers the Company’s equity incentive plans and has the authority, in its discretion, to decide who will receive awards.

The Company has a Second Amended and Restated 2000 Stock Incentive Plan (the “2000 Plan”) that provides for the issuance of awards to purchase up to 13,000,000 common shares to management, key employees of the Company and affiliates, consultants and directors of the Company. The 2000 Plan was originally approved by shareholders on August 29, 2001. The 2000 Plan provides for the issuance of stock options, SARs, restricted stock, performance units and performance shares. Stock options granted to NEOs and others generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant. Unless provided otherwise in the award agreements, all outstanding options granted under the Company’s equity incentive plans will become immediately exercisable in the event of a change in control, as defined in the 2000 Plan.

The Company has no requirement for NEOs to own RVI common shares. The Committee believes that the long-term equity and equity-related incentives created for the NEOs appropriately aligns their interests with those of the shareholders. The Company does have an Insider Trading Policy that prohibits insider trading and requires Company pre-clearance of trading in the common shares of the Company or the DSW Class A Shares.

The Company does not have an ongoing, annual program of granting long-term equity or equity-related incentives. Instead, long-term equity incentives are included in the annual evaluation of compensation, to determine if the Committee’s described compensation objectives for NEOs are being met or require additional grants to achieve those objectives. In addition, the Committee responds to requests by management for grants for purposes of retention. The long-term equity incentives granted to NEOs are typically in the form of stock options, standard or performance-based SARs, shares of restricted stock and RSUs. The long-term equity incentives are designed to reward NEOs for increasing long-term shareholder value, provide a competitive total compensation and to retain the NEOs at the Company. With respect to stock options and SARs, the exercise price is determined by the share price on the date of the grant. RSUs are granted to provide an additional mix of equity value in a compensation package, and to enhance the retention aspects of an NEO’s total compensation. RSUs are not granted pursuant to the 2000 Plan, although terms in the 2000 Plan that may be applicable to the RSUs are applied to those RSUs. RSUs have no voting or dividend rights and can be exercised only for cash. The Committee reviews the degree to which past awards have been earned and retired, and considers future awards based on driving additional shareholder value and providing fair compensation for future performance.

The Committee provides grants of RSUs for the purpose of providing incentives for executives to remain with the Company because these grants have intrinsic value from the date of grant. The value of RSUs also increases with increases in stock price, but RSUs are typically granted in much smaller amounts than SARs because of the total value imparted in a grant of RSUs.

Historically, the Company settled SARS in cash, primarily due to restrictions imposed by the Company’s credit facilities and other dilution considerations. Beginning in fiscal year 2003, the Company issued SARs, subject to the applicable terms of the 2000 Plan. Some of these SARs are subject to an Option Price Protection Provision (“OPPP”) and are awarded at the greater of market value or $4.50 per share and are subject to a vesting schedule. The OPPP provides that the issuance of any options to replace the SARs is contingent and entirely at the discretion of the Company. This was done because stock options were not available to be awarded due to loan-related restrictions on the issuance of stock options and other dilution considerations. Currently, the Company’s intention is to settle all future exercises of SARs granted under the 2000 Plan in the form of common shares, unless prohibited by the individual’s award agreement. The OPPP does not apply once SARs are actually exercised.

Beginning in fiscal year 2004, the Company issued RSUs to several NEOs. The RSUs do not have voting or dividend rights and may be settled only in cash. On the date of vesting of any RSUs, the Company pays cash to the holder in an amount equal to the fair market value, as defined in the Company’s 2000 Plan, of a share of Company common stock.

DSW has a 2005 Equity Incentive Plan that provides for the issuance of options to purchase up to 7,600,000 DSW Class A Shares or the issuance of stock units to management, key employees of DSW and affiliates, consultants, and directors of DSW. Stock options generally vest 20% per year on a cumulative basis and remain exercisable for a period of ten years from the date of grant. The DSW Compensation Committee and Board of Directors, which act independently of the Company, have historically granted DSW stock options to some of the Company’s NEOs based on their efforts in connection with the DSW IPO and past and ongoing services performed for DSW.

Other forms of compensation:
Benefits
The Company offers health and welfare plans to the two NEOs consistent with those accorded to other employees including medical, life, dental and disability coverage as well as a qualified 401(k) retirement savings opportunity, all at the election and contribution of the NEO. The Company permits 401(k) contributions up to $16,500, and for NEOs that qualify by age, an additional $5,500 unmatched catch-up contributions for a total of $22,000, which is the limit established by the IRS for 2010. The Company historically provided a 100% match of contributions which did not exceed 3% of pay and a 50% company match of contributions from 3% to 5% of pay, but made the decision for fiscal 2009 to suspend the company match of contributions to align the two NEOs benefits with those offered to other employees to achieve savings for the Company. In fiscal 2010, the Committee made the decision to restore the company match of contributions. The Company does not provide supplemental retirement plans, deferred compensation plans or special life insurance policies for the NEOs.
Perquisites
The two NEOs each receive a car allowance and fuel reimbursement benefit. The Committee believes that the allowances and tax gross-ups incorporated into the allowances are in line with general industry practice for similar allowances provided to NEOs by competing retail organizations.
Benchmarking Executive Compensation Competitiveness
The Committee retained an independent executive compensation consulting firm, Towers Watson, to advise it on all elements of NEO compensation including base salary, short-term incentives and long-term equity compensation. The firm is independent from the Company. For the Committee’s fiscal 2010 compensation decisions, the Committee asked Watson Wyatt, prior to its merger into Towers Watson to review appropriate data as a basis for guidance as to the competitiveness and fairness of the decisions it made regarding the NEOs fiscal 2010 compensation packages. Specifically, Watson Wyatt evaluated the NEO retention awards against (1) the comparable positions from published survey data from Mercer and Watson Wyatt, compared to the retail industry and RVI’s revenue size; (2) proprietary and other information regarding retention award programs provided to executives at companies involved in bankruptcy or restructuring; and (3) total compensation for high-ranking officers at smaller revenue companies.
Agreements with Key Executives
CEO and CFO Jim McGrady
Mr. McGrady entered into an employment agreement with the Company effective June 21, 2000, with an initial term ending June 21, 2003. Mr. McGrady’s employment agreement extends automatically for successive 12-month periods unless either party notifies the other of an intent to terminate, in writing, at least 60 calendar days prior to the date of automatic extension. The agreement provided for a minimum annual salary of $300,000 and a bonus, if Board-approved, of at least 40 percent of Mr. McGrady’s base salary if predetermined performance measures set annually are met. Mr. McGrady’s base salary has been increased over the years and Mr. McGrady’s bonus at target was later increased to 50 percent of base salary and included a minimum threshold bonus opportunity at 25 percent of base salary and a maximum bonus opportunity of 100 percent of base salary. As discussed below, pursuant to an amendment to Mr. McGrady’s employment agreement, Mr. McGrady’s annual base salary was reduced to $200,000 effective June 22, 2008. Mr. McGrady’s agreement provides for his participation in the 401(k) plan and welfare benefit plans of the Company at a level commensurate with his title and position. The agreement also provides for a car allowance and fuel reimbursement benefit.

The Company may terminate the employment agreement during its term, for any reason, upon 30 days written notice to Mr. McGrady, and may, in its sole discretion, require Mr. McGrady to cease active employment immediately. In the event of such a termination (other than termination for “cause”), Mr. McGrady shall be entitled to: (i) severance pay in the form of base salary for 12 months, subject to certain provisos; (ii) payment of any incentive bonus declared, but unpaid, if he has been employed the full fiscal year prior to the date of termination; and (iii) continuation of his health coverage for 12 months under the same terms as provided to other Company executives, subject to certain provisos.
If the Company terminates Mr. McGrady’s employment for “cause,” the Company’s obligations under the employment agreement cease on Mr. McGrady’s last day of active employment, except that the Company shall pay to Mr. McGrady: (i) any unpaid portion of his salary earned to the date of termination; (ii) any unpaid, declared bonus; and (iii) any unpaid business expenses properly incurred by Mr. McGrady under the employment agreement prior to termination.
Either the Company or Mr. McGrady may terminate the agreement at the end of its term or any extension thereof, or Mr. McGrady may voluntarily terminate his employment with the Company, by giving 60 calendar days written notice. In the event of any such termination, the Company shall have no further obligations to Mr. McGrady under the agreement, except that the Company shall pay to Mr. McGrady (i) any unpaid portion of his salary earned to the date of termination, and (ii) any unpaid, declared bonus, together with any unpaid business expenses properly incurred by Mr. McGrady under the agreement prior to termination.
Effective June 22, 2008, the Company and Mr. McGrady entered into an amendment to his June 21, 2000 employment agreement. Special compensation arrangements include an annual base salary of $200,000 and special retention payments consisting of two $200,000 payments made in fiscal 2009. In addition, monthly retention payments of $10,000 are being paid over a 54 month period commencing on February 1, 2009 through and including July 1, 2013. If Mr. McGrady is terminated pursuant to Section 5.3 of his employment agreement, the monthly retention continues and will not be affected by the termination. As a condition to receiving these retention payments, upon the termination of Mr. McGrady’s employment and if requested by the Company, Mr. McGrady will enter into a mutually agreeable consulting agreement with the Company for a period up to and including July 31, 2013 provided, however, that the terms of such consulting agreement shall not cause Mr. McGrady’s termination to fail to qualify as a “separation from service” within the meaning of Section 409A of the Internal revenue Code of 1986, as amended (“Section 409A”).
Effective February 1, 2009, Mr. McGrady was appointed Chief Executive Officer and President of the Company. He also retains the Chief Financial Officer responsibilities.
General Counsel Julia Davis
Ms. Davis entered into an employment agreement with the Company effective as of April 29, 2004. The agreement provided for an annual salary of $260,000 and a cash bonus of 50% of her base salary if Board-approved predetermined performance measures set annually are met with a minimum annual threshold bonus potential of 25 percent of base salary and a maximum annual bonus potential of 100 percent of base salary. In addition, for each year Ms. Davis’ annual salary is less than $300,000, she will receive a minimum guaranteed bonus to raise her salary to $300,000. The agreement also provides for Ms. Davis’ participation in the 401(k) plan or welfare benefit plans of the Company at a level commensurate with her title and position. The agreement also provides for a car allowance and fuel reimbursement benefit.
If the Company terminates Ms. Davis’ employment for “cause,” or if Ms. Davis voluntarily terminates her employment with the Company, the Company shall pay to Ms. Davis: (i) the unpaid base salary Ms. Davis earned to the date of termination; (ii) any unpaid cash incentive bonus earned for the fiscal year that ends before the fiscal year during which such termination occurs; (iii) equity incentives to which Ms. Davis is entitled under the 2000 Plan and the applicable stock option and RSU agreements; and (iv) any rights accruing to Ms. Davis under any applicable employee benefit plan, fund or program.

If the Company terminates Ms. Davis’ employment “without cause,” Ms. Davis will be entitled to: (i) her base salary for 12 months beginning on the date of termination; (ii) reimbursement for the cost of maintaining continuing health coverage for a period of no more than 12 months following the date of termination, subject to certain provisos; (iii) the pro rata share of any cash incentive bonus that she would have otherwise received for the year of termination had she not been terminated; (iv) exercise any outstanding stock options that are vested on the date of termination and those that would have vested during the one year following the effective date of termination, in each case subject to the terms of the 2000 Plan and any applicable agreement thereunder; and (v) any rights accruing to her under any applicable employee benefit plan, fund or program.
Covenants Applicable to all Key Executives
The executives listed above have in their employment agreements the following obligations: non-competition, for the period of post-termination benefits or one year, whichever is longer; non-solicitation, for a period of two years; non-interference with company business, for a period of two years; confidentiality; nondisparagement; and cooperation, for an ongoing period of time.
Fiscal Year 2010 NEO Compensation Decisions and Rationale
The Committee had previously assembled pay packages for its CEO, Mr. McGrady and General Counsel, Ms. Davis, deemed, at the time, sufficient to attract and retain these individuals.
At the beginning of fiscal 2010, the Committee discussed with both Mr. McGrady and Ms. Davis whether their current compensation, without the opportunity for incentive compensation in fiscal 2010, was appropriate to retain them through the end of the fiscal year. The Committee also reviewed the analysis supplied by the independent compensation consultant. Based on this and on its view of the personal performance and the attainment of specific goals by the NEOs, the Committee discussed and analyzed the various alternatives with its independent compensation consultant and in subsequent meetings voted to implement compensation decisions for the NEOs. These fiscal year 2010 decisions are described below to assist a full understanding of the NEOs current compensation.
No Increase to Fiscal 2010 Base Salaries
In February, 2010 the Committee determined, in consultation with its NEOs and its independent compensation consultant, that in light of the difficult economic environment and the restructured responsibilities of the NEOs, there would be no increases in the base salaries of the NEOs for fiscal 2010.
Reinstating the Fiscal 2010 401(k) Company Matching Contribution
In February, 2010 the Committee decided to reinstate the Company’s program to match 401(k) contributions, following the suspension of this match in fiscal 2009 which reduced the compensation of the Company NEOs by the amount of such match. The Committee determined that this approach was fair and equitable given the application of the reinstated benefit for the few remaining Retail Ventures Services employees.
Grant of Retention Equity Awards
In February, 2010 the Committee took action designed to retain the Chief Executive Officer and the General Counsel in the context of their revised responsibilities, revised corporate opportunities and challenges in a difficult economic environment.
The Committee approved the award of 50,000 shares of Restricted Stock to the Chief Executive Officer and an award of 20,000 shares of Restricted Stock to the General Counsel, effective at the close of business of February 22, 2010. Each of the Restricted Stock awards vests 100% on February 22, 2011. In the event that (1) there is a change of control as defined in the Restricted Stock Award Agreements or (2) Mr. McGrady or Ms. Davis has a termination of service because of death, disability or involuntary termination without cause during the period of restriction, the Restricted Stock shall vest immediately in full. Mr. McGrady and Ms. Davis may not sell, transfer, pledge, or otherwise dispose of the Restricted Stock during the period of restriction; however, they each may exercise full voting rights with respect to the Restricted Stock and in general will be entitled to receive dividends and other distributions paid with respect to the Restricted Stock during the period of restriction.

The Committee determined, in consultation with Mr. McGrady and its independent compensation consultant, that these retention equity awards were reasonable and fair in the context of each NEO’s compensation package and that it provided the appropriate incentive for the Company officers to remain in their positions. The Committee determined that the retention of the NEO officers was critical for continuing, non-disruptive leadership of the Company’s review and execution of its potential downstream merger with DSW or other strategic alternatives for the following reasons: the NEOs considerable experience and knowledge of Company business history, financial, legal and other matters, facts and circumstances, and the need for and value of such specific experience and knowledge in the wake of the disposition of the Value City and Filene’s Basement businesses and the need for their subsequent oversight of transition issues related to these transactions and for subsequent developing corporate strategies; the NEOs strong performance and demonstrated proficiency in all of their designated responsibilities; and, the need for the NEOs to assume all executive responsibilities previously carried out by other executives, including but not limited to various administrative, human resource and management responsibilities for the Company. The Committee determined that the total fiscal 2010 compensation it approved for the NEOs was consistent with competitive market data for the compensation and retention of these NEOs, particularly considering that there was no other compensation increase provided for fiscal 2010 and there was no other short-term or long-term incentive compensation provided for fiscal 2010. The Committee determined that the NEOs fiscal 2010 compensation was reasonable, fair, supported by the developed recommendations of its independent compensation consultant and was appropriate to achieve the goal of retaining the NEOs.
Appropriateness of NEO Compensation Design and Outcomes
In its components and in total, the Committee concluded that each NEO’s compensation is fair, reasonable and appropriate and received support for this conclusion from the analysis and guidance provided by its independent compensation consultant and from its discussions with the NEOs. Through the process of its annual approval of incentive awards and equity grants, and as specifically explained above, the Committee maintains control over each NEO’s compensation plan and ensures that it is consistent with the interests of shareholders.
Tax/Accounting Considerations
The Committee generally develops the Company’s compensation programs such that NEO compensation is fully deductible for federal income tax purposes. However, in certain situations, it may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation. Likewise, the Committee is aware of the financial accounting treatment of the Company’s compensation programs and decisions, but accounting considerations do not determine the amount or types of compensation the Company pays or the timing of its payment.

THE COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2010 as amended.

Respectfully submitted,
Compensation Committee
Elizabeth M. Eveillard, Chair
Lawrence J. Ring
Harvey L. Sonnenberg
James L. Weisman

The following table summarizes compensation awarded or paid to, or earned by, each of our NEOs during the Company’s 2010, 2009 and 2008 fiscal years. The Company follows a 52/53-week fiscal year that ends on the Saturday nearest to January 31 in each year. Fiscal years 2010, 2009 and 2008 consisted of 52 weeks.
SUMMARY COMPENSATION TABLE

									Non-Equity
									Incentive
						Stock	Option		Plan		All Other
Name and	Fiscal	Salary		Bonus		Award(s)	Award(s)		Compensation		Compensation		Total
Principal Position	Year	($)		($)		($)(1)	($)(1)		($)		($)(2)		($)
Jay L. Schottenstein	2010	$750,000	(3)	$500,000	(4)	None	$776,342	(5)	None		$2,703		$2,029,045
Chairman	2009	$750,000	(3)	$250,000	(4)	None	None		None		None		$1,000,000
	2008	$750,000	(3)	None		None	$537,321	(5)	None		$1,082		$1,288,403

James A. McGrady	2010	$200,000		None		$443,000	None		None		$146,847	(7)	$789,847
Chief Executive Officer,	2009	$200,000		None		None	None		None		$141,567	(7)	$341,567
President, Chief Financial Officer and Treasurer	2008	$328,462		None		None	None		$0	(6)	$430,107	(7)	$758,569

Julia A. Davis	2010	$360,000		None		$177,200	None		None		$144,871	(9)	$682,071
Executive Vice	2009	$360,000		None		None	None		None		$27,714		$387,714
President and	2008	$357,692		None		None	None		$0	(8)	$31,284		$388,976
General Counsel and Secretary

(1)
Represents the grant date fair value for financial statement reporting purposes with respect to fiscal years 2010, 2009 and 2008 for stock awards and option awards granted to each of the NEOs, in 2010, 2009 and 2008, in accordance with ASC 718. For additional information on the valuation assumptions, refer to Note 4, Stock Based Compensation, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the SEC on March 28, 2011. See the Grants of Plan-Based Awards Table for information on awards made in fiscal year 2010. These amounts reflect an accounting cost of these awards and do not necessarily correspond to the actual value that will be recognized by each of the NEOs.

(2)	The amounts shown in this column are comprised of the items set forth in the following table:

			Life
			Insurance
		Car	Premiums/	401(k)
	Fiscal	Allowance/	Executive	Matching	Retention
Name	Year	Fuel Card	Physicals	Contributions	Payments	Total
Jay L. Schottenstein	2010			$2,703		$2,703
	2009			None		None
	2008			$1,082		$1,082

James A. McGrady	2010	$19,575	$626	$6,646	$120,000	$146,847
	2009	$20,445	$384	$738	$120,000	$141,567
	2008	$20,890	$536	$8,681	$400,000	$430,107

Julia A. Davis	2010	$19,575	$865	$4,431	$120,000	$144,871
	2009	$25,915	$691	$1,108		$27,714
	2008	$20,880	$604	$9,800		$31,284

(3)
Includes the amounts of $500,000, which represents the salary paid to Mr. Schottenstein directly by DSW in fiscal year 2010, fiscal year 2009 and fiscal year 2008, for service as DSW’s Chief Executive Officer and Chairman.

(4)	Represents a bonus granted to Mr. Schottenstein by DSW for service as DSW’s Chief Executive Officer and chairman.

(5)	Represents option awards granted to Mr. Schottenstein by DSW for service as DSW’s Chief Executive Officer and chairman, which are exercisable for DSW Class A Shares.

(6)
Under the Company’s annual incentive plan, Mr. McGrady earned a cash incentive award of $20,036 for fiscal year 2008. However, Mr. McGrady declined receipt of the $20,036 incentive award for fiscal year 2008.

(7)	For fiscal years 2010, 2009 and 2008, includes total retention payments made to Mr. McGrady pursuant to the terms of the June 2008 amendment to his employment agreement.

(8)
Under the Company’s annual incentive plan, Ms. Davis earned a cash incentive award of $21,960 for fiscal year 2008. However, Ms. Davis declined receipt of the $21,960 incentive award for fiscal year 2008.

(9)	For fiscal year 2010, includes total retention payments made to Ms. Davis.

FISCAL YEAR 2010 GRANTS OF PLAN-BASED AWARDS

All
Other
					Stock		All Other				Grant
					Awards:		Option		Exercise		Date Fair
		Estimated Possible Payouts Under			Number		Awards		or Base		Value of
		Non-Equity Incentive Plan			of Shares		Number of		Price of		Stock and
		Awards(1)			of Stock		Securities		Option		Option
		Threshold	Target	Maximum	or Units		Underlying		Awards		Awards
Name	Grant Date	($)	($)	($)	(#)		Options (#)		($/Sh)		($)
Jay L. Schottenstein	N/A	N/A	N/A	N/A	N/A		57,700	(2)	26.61	(2)	$776,342	(2)
James A. McGrady	N/A	N/A	N/A	N/A	50,000	(3)	N/A		N/A		$443,000	(3)
Julia A. Davis	N/A	N/A	N/A	N/A	20,000	(3)	N/A		N/A		$177,200	(3)

(1)	The Company did not establish an incentive award plan for fiscal 2010.

(2)
Represents option awards granted to Mr. Schottenstein by DSW for service as DSW’s Chief Executive Officer and chairman, which are exercisable for DSW Class A Shares and vest ratable over five years on each of the first five anniversaries of the grant date.

(3)	Represents restricted stock awards granted to the NEOs that vest after one year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

Option Awards							Stock Awards
												Equity
												Incentive
												Plan
											Equity	Awards:
											Incentive	Market or
											Plan	Payout
											Awards:	Value or
											Number of	Unearned
	Number of		Number of				Number of		Market		Unearned	Shares,
	Securities		Securities				Shares or		Value of		Shares,	Units, or
	Underlying		Underlying				Units of		Shares or		Units, or	Other
	Unexercised		Unexercised		Option		Stock That		Units of		Other	Rights That
	Options		Options		Exercise	Option	Have Not		Stock That		Rights That	Have Not
	(#)		(#)		Price	Expiration	Vested		Have Not		Have Not	Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		Vested ($)(1)		Vested (#)	($)
Jay L. Schottenstein	33,360		8,340	(2)	$27.80	09/07/16
	32,340		21,560	(3)	$42.88	04/05/17
	37,360		56,040	(4)	$12.92	04/03/18
	0		57,700	(5)	$26.61	03/24/20

James A. McGrady	5,000				$4.48	08/29/11
	216,000				$4.50	02/03/12
	20,000	(7)			$19.00	06/28/15
	40,000				$14.33	03/29/16
							50,000	(6)	$768,750	(6)	N/A	N/A

Julia A. Davis	24,000				$1.63	03/14/13
	15,000	(7)			$19.00	06/28/15
	30,000				$14.33	03/29/16
							20,000	(6)	$307,500	(6)	N/A	N/A

(1)	Represents the average of the high and the low price of RVI common stock on the last day of the fiscal year times number of shares not yet vested.

(2)	Remaining options for DSW Class A Common Shares that vest on September 7, 2011.

(3)	Remaining options for DSW Class A Common Shares that vest over two years on April 5 of each year.

(4)	Remaining options for DSW Class A Common Shares that vest over three years on April 3 of each year.

(5)	Options for DSW Class A Common Shares that vest over five years on March 24 of each year.

(6)	Restricted stock vests over one year on February 22, 2011.

(7)	Options for DSW Class A Common Shares.

FISCAL YEAR 2010 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares or Units	Value
	Acquired on	Realized On	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Jay L. Schottenstein	N/A	N/A	N/A	N/A
James A. McGrady	N/A	N/A	N/A	N/A
Julia A. Davis	N/A	N/A	6,000	$59,310	(1)

(1)
No common shares were issued or acquired upon the settlement of the RSUs. The RSUs are settled for cash only and have no voting or dividend rights. The value realized upon vesting of RSUs is calculated by multiplying the number of RSUs vested by the average of the high and low sales price of the Company’s common shares on the vesting date.

Potential Termination and Change of Control Payments
As described above under “Compensation Discussion and Analysis — Agreements with Key Executives,” the NEOs (other than Mr. Schottenstein) have employment agreements with the Company that entitle them to receive benefits and payments if their employment terminates under certain circumstances. The NEOs are also entitled to receive certain benefits or payments upon a change in control of the Company, including acceleration of the vesting of outstanding option awards under the 2000 Plan, which benefit is available to all plan participants. No NEO holds unvested option awards under the 2000 Plan (or held unvested options under the 2000 Plan as of the end of fiscal 2010).

The estimated value of the potential payments and benefits that would be received by the NEOs in the event of termination of employment or a change in control of the Company is presented in the table below. The amounts are calculated as if the respective termination event occurred on January 29, 2011 and our common share price was $15.38, the average of the high and low price of our common shares on January 28, 2011, the last trading day of fiscal 2010. The actual amounts to be paid out will only be determinable at the time of such executive’s termination or such change of control.

	Involuntary
	Termination
	Without Cause or	Involuntary
	Voluntary	Termination
	Termination for	Because of Death
Named Executive Officer	Good Reason	or Disability	Change in Control
James A. McGrady
- Salary Continuation(1)	$200,000	$0	$0
- Benefits Continuation(2)	$3,548	$0	$0
- Retention Payments(3)	$300,000	$0	$0
- Accelerated Vesting of Equity(4)	$768,750	$768,750	$768,750

Total	$1,272,298	$768,750	$768,750

Julia A. Davis
- Salary Continuation(1)	$360,000	$0	$0
- Benefits Continuation(2)	$0	$0	$0
- Retention Payments(3)	$0	$0	$0
- Accelerated Vesting of Equity(4)	$307,500	$307,500	$307,500

Total	$667,500	$307,500	$307,500

(1)	The amount reported reflects the continued payment of base salary for a period of 12 months at the rate in effect on the Executive’s date of termination.

(2)
The health care cost is calculated as the difference between the Company’s cost of providing the benefits less the amount the NEO paid for such benefits as of the NEO’s date of termination. Mr. McGrady’s and Ms. Davis’ “Benefits Continuation” amount reflects the cost of maintaining health care coverage for 12 months at the coverage level in effect as of the NEO’s date of termination.

(3)
Mr. McGrady’s Amendment to his June 22, 2000 Employment Agreement entitles him to a special monthly retention payment of $10,000 through and including July 31, 2013. Ms. Davis’s retention payment was approved in May, 2009 and was paid on January 31, 2010 upon condition of her continued employment through that date.

(4)	The amount reported for “Accelerated Vesting of Equity” reflects the intrinsic value of unvested restricted stock that would vest during the one year following the NEO’s date of termination.

Compensation of Directors
The Compensation Committee reviews director compensation and makes recommendations to the Board of Directors regarding such compensation. Each of Messrs. Aaron, Ring, Sonnenberg and Weisman and Ms. Eveillard is paid an annual retainer of $30,000 and receives an additional $20,000 annually for each Committee on which he or she serves. In addition, Messrs. Aaron, Deshe, Diamond, Ring, Sonnenberg and Weisman and Ms. Eveillard receive a quarterly Board meeting fee of $5,000 so long as they attend at least one Board meeting during that quarter. In fiscal 2010, Ms. Eveillard and Messrs. Ring and Weisman received $55,000, $55,000 and $110,000, respectively, for their services on and relating to the Strategic Review Special Committee. Mr. Weisman was granted additional fees for this service due to his increased workload as Chair of this Strategic Review Special Committee, which included: direct involvement in Company negotiations with DSW and the coordination of terms and conditions in agreements. All members of the Board of Directors are reimbursed for reasonable costs and expenses incurred in attending meetings of the Board of Directors and its Committees.
Each of Messrs. Aaron, Ring, Sonnenberg and Weisman and Ms. Eveillard are automatically granted options each quarter to purchase 2,500 of the Company’s common shares under the Company’s 2000 Plan. Options are granted on the first day of each fiscal quarter. Each option is granted for a period of ten years. Options become exercisable on the first anniversary of the date of grant. If a director terminates his or her service for reasons of death, disability or retirement, all unvested options immediately become vested. If a director terminates his or her service for other reasons, unvested options are forfeited, unless a qualifying change in control under the Company’s 2000 Plan causes the acceleration of the vesting of otherwise unvested options.

	Fees Earned
	or Paid in				Option
	Cash		Stock Awards		Awards		Total
Name	($)		($) (1)		($) (1)		($)
Henry L. Aaron	$50,000		None		$74,230	(4)	$124,230
Ari Deshe	$20,000		None		None		$20,000
Jon P. Diamond	$20,000		None		None		$20,000
Elizabeth M. Eveillard	$165,000		None		$74,230	(4)	$239,230
Lawrence J. Ring	$145,000		None		$74,230	(4)	$219,230
Harvey L. Sonnenberg	$167,812	(2)	$100,000	(3)	$74,230	(4)	$342,042
James L. Weisman	$220,000		None		$74,230	(4)	$294,230

(1)
Represents the grant date fair value for financial statement reporting purposes with respect to fiscal year 2010 for stock awards and option awards granted to each of the directors in accordance with ASC Topic 718. For additional information on the valuation assumptions, refer to Note 4, Stock Based Compensation, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 29, 2011 as filed with the SEC on March 28, 2011. These amounts reflect accounting cost of these awards and do not necessarily correspond to the actual value that will be recognized by the directors.

(2)	Includes $57,812 which represents the director fees paid directly by DSW to Mr. Sonnenberg for his services as a director of DSW.

(3)
Represents the grant date fair value of RSUs for DSW Class A Common Shares issued by the DSW Board of Directors to Mr. Sonnenberg for his services as a director of DSW. As of January 29, 2011, 18,796 RSUs held by Mr. Sonnenberg were outstanding.

(4)
Each independent director received 2,500 stock options on each of the following dates: February 1, 2010, May 3, 2010, August 2, 2010 and November 1, 2010. The options vest one year following grant and had grant date fair values of $14,712, $19,256, $16,867 and $23,395, respectively. As of January 29, 2011, the directors had the following number of outstanding options to purchase RVI common shares: Mr. Aaron, 74,500; Ms. Eveillard, 70,000; Mr. Ring, 56,500; Mr. Sonnenberg, 75,000, and Mr. Weisman, 75,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of April 30, 2011 (except as noted below) relating to the beneficial ownership of our common shares by each person known by us to be the beneficial owner of more than 5% of our outstanding common shares. Percent of beneficial ownership for each person is based upon the 50,721,515 common shares, net of treasury shares, outstanding as of April 30, 2011, plus the number of common shares such person reported that it has the right to acquire within 60 days.

		Amount and nature of
Title of Class	Name and address of beneficial owner	beneficial Ownership	Percent of Class
(All of these are	Jay L. Schottenstein (1)	27,387,326	52.2%
common shares)	4300 E. Fifth Ave. Columbus, OH 43219

	Schottenstein RVI, LLC (2)	19,678,226	37.5%
	4300 E. Fifth Ave. Columbus, OH 43219

	Schottenstein Stores Corporation (3)	1,260,000	2.4%
	4300 E. Fifth Ave. Columbus, OH 43219

	SEI, Inc. (4)	6,201,300	11.8%
	4300 E. Fifth Ave. Columbus, OH 43219

(1)
Mr. Schottenstein beneficially owns 27,387,326 common shares in the aggregate. This includes (i) 195,300 common shares beneficially owned by Mr. Schottenstein individually; (ii) 1,260,000 common shares beneficially owned by Schottenstein Stores Corporation (Mr. Schottenstein serves as a director, Chairman of the Board, President and Chief Executive Officer of Schottenstein Stores Corporation); (iii) 19,678,226 common shares beneficially owned by Schottenstein RVI, LLC (Mr. Schottenstein serves as the manager of Schottenstein RVI, LLC); (iv) 6,201,300 common shares beneficially owned by SEI, Inc. (Mr. Schottenstein is the Chairman, President and CEO of SEI, Inc.) and (v) 52,500 common shares owned by Glosser Brothers Acquisition, Inc. (Mr. Schottenstein serves as Chairman and President of Glosser Brothers Acquisition, Inc. and Mr. Schottenstein expressly disclaims beneficial ownership of these shares).

(2)
Schottenstein RVI, LLC is an affiliated company of Schottenstein Stores Corporation (“SSC”). Mr. Schottenstein also serves as the manager of Schottenstein RVI, LLC. Total common shares beneficially owned by Schottenstein RVI, LLC are comprised of:

(a)	17,946,766 common shares owned of record and beneficially by Schottenstein RVI, LLC; and

(b)
Certain warrants which provide Schottenstein RVI, LLC the right, from time to time, in whole or in part and subject to certain conditions, to: (i) acquire RVI common shares at $4.50 per share; (ii) acquire, from RVI, DSW Inc., a controlled subsidiary of the Company (“DSW”), Class A Common Shares no par value (the “DSW Class A Shares”) at $19.00 per share; or (iii) acquire a combination thereof. Schottenstein RVI, LLC has the right to acquire up to 1,731,460 RVI common shares (subject to adjustment) upon full exercise of the warrants. For more information about the warrants, see “Certain Relationships and Related Transactions — Warrants.”

(3)
SSC is a closely-held Delaware corporation. SSC’s common stock is beneficially owned by certain of the Company’s directors and their family members. SSC has sole power to vote and dispose of 1,260,000 common shares. Mr. Schottenstein is a director, Chairman of the Board, President and Chief Executive Officer of SSC and has power to vote and dispose of shares of SSC held by various trusts.

(4)
SEI, Inc. (“SEI”) is an affiliated company of SSC. SEI owned of record and beneficially 6,201,300 common shares. Mr. Schottenstein is the Chairman, President and CEO of SEI, Inc., 58.95% of whose common stock is owned by trusts of which Mr. Schottenstein is a Trustee or Trust Advisor.

Security Ownership of Management
The following table sets forth, as of April 30, 2011, information with respect to the Company’s common shares beneficially owned by each director and director nominee individually, by each of the executive officers named in the Summary Compensation Table included in this proxy statement and by all directors and executive officers as a group:

		Amount and
Title of		nature of beneficial
Class	Name of beneficial owner	ownership (1)	Percent of class (2)
(All of these are common shares)	Henry L. Aaron(7)	74,500	*
	Julia A. Davis	13,392	*
	Ari Deshe (3)(5)(7)	24,972	*
	Jon P. Diamond (3)(5)	0	*
	Elizabeth M. Eveillard(7)	80,000	*
	James A. McGrady	254,635	*
	Lawrence J. Ring(7)	50,000	*
	Jay L. Schottenstein (3)(4)(6)	247,800	*
	Harvey L. Sonnenberg(7)	85,000	*
	James L. Weisman (7)	81,100	*

	All directors and executive officers as a group (10 persons) (3)(4)(5)(6)(7)	911,399	1.8%

*	Represents less than 1% of the Company’s outstanding common shares, net of treasury shares.

(1)	Except as otherwise noted, the persons named in this table have sole power to vote and dispose of the shares listed.

Includes the following number of common shares as to which the named person has the right to acquire beneficial ownership upon the exercise of stock options within 60 days of April 30, 2011: Mr. Aaron, 66,000; Ms. Eveillard, 62,500; Mr. McGrady, 221,000; Mr. Ring, 49,000; Mr. Sonnenberg, 67,500; Mr. Weisman, 67,500; and all directors and executive officers as a group, 533,500.

(2)
The percent is based upon the 50,721,515 common shares outstanding as of April 30, 2011, net of treasury shares, plus the number of common shares each person has the right to acquire within 60 days of April 30, 2011.

(3)
Does not include: 25,408,066 common shares owned of record and beneficially by SSC, Schottenstein RVI, LLC and SEI, Inc. plus up to 1,731,460 common shares (subject to adjustment) issuable to Schottenstein RVI, LLC upon full exercise by Schottenstein RVI, LLC of the warrants. Mr. Schottenstein is the Chairman of the Board, President and Chief Executive Officer of SSC. Mr. Schottenstein, Ari Deshe and Susan Diamond (spouse of Jon P. Diamond) are members of the Board of Directors of SSC. Mr. Schottenstein also serves as the manager of Schottenstein RVI, LLC and he is a director and the Chairman of SEI, Inc.

(4)
Includes 52,500 common shares owned by Glosser Brothers Acquisition, Inc. (“GBA”). Mr. Schottenstein is Chairman of the Board of Directors, President and a director of GBA and a trustee or co-trustee of family trusts that own 100% of the stock of GBA. Mr. Schottenstein disclaims beneficial ownership of the common shares owned by GBA.

(5)
Does not include 67,944 common shares held by the Ann and Ari Deshe Foundation and 67,944 common shares held by the Jon and Susan Diamond Family Foundation, each a private charitable foundation. The foundations’ trustees and officers consist of at least one of the following persons: Geraldine Schottenstein, Jon P. Diamond and/or Ari Deshe; in conjunction with other Schottenstein family members.

(6)
Includes 30,000 common shares as to which Jay L. Schottenstein shares voting and investment power as trustee of a trust which owns the common shares and 165,300 common shares that Mr. Schottenstein has sole power to vote and dispose.

(7)
Includes 7,500 common shares held jointly by Mr. Aaron and his spouse, 14,972 common shares owned by Mr. Deshe, 10,000 common shares held by Mr. Deshe for the benefit of his children, 17,500 common shares owned by Ms. Eveillard, 1,000 common shares owned by Mr. Ring, 17,500 common shares owned by Mr. Sonnenberg, 600 common shares owned by Mr. Weisman, 12,500 common shares owned jointly by Mr. Weisman and his spouse and 500 common shares held by Mr. Weisman’s spouse.

The information with respect to beneficial ownership is based upon information furnished by each director or executive officer and information contained in filings made with the SEC. Certain of the persons listed in the table above, as of April 30, 2011, also (1) have the right to acquire beneficial ownership of Class A Common Shares of DSW upon the exercise of stock options within 60 days of April 30, 2011; and/or (2) may own Class A Common Shares of DSW.

Equity Compensation Plan Information
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

Number of securities
remaining available
	Number of securities		for issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	$1,019,000	$7.67	4,628,893
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	$1,019,000	$7.67	4,628,893

(1)	Equity compensation plans approved by shareholders include the 1991 Plan and the 2000 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Procedures for Review of Related Party Transactions
Our Board of Directors has approved written guidelines for the approval of related party transactions, which gives our Audit Committee the power to approve or disapprove potential related party transactions, as described below. The guidelines for approval of related party transactions are available in print (without charge) to any shareholder upon request by writing to Retail Ventures, Inc. Attention: Secretary, 4150 East 5th Ave., Columbus, Ohio 43219. The guidelines for approval of related party transactions provide for the review, approval or ratification of any related party transaction that require disclosure under applicable SEC rules.
For purposes of these guidelines, a “related party transaction” is any transaction to which the Company or any of its subsidiaries is a party and in which any of the following persons has a direct or indirect interest:
(1)	a director, director nominee, or officer of the Company;
(2)	a shareholder of the Company who owns more than five percent (5%) of any class of the Company’s voting securities;
(3)	a member of the immediate family of any person described in (1) or (2) above; and
(4)	an entity in which any person described in (1), (2) or (3) above has a greater than ten percent (10%) equity interest.
In determining whether to approve a related party transaction, the Audit Committee considers the following factors, to the extent relevant:
•	Is the transaction in the normal course of the Company’s business?
•	Are the terms of the transaction fair to the Company?
•
Are the terms of the transaction commercially reasonable? Are the terms of the transaction substantially the same as the terms that the Company would be able to obtain in an arms-length transaction with an unrelated third party?

•	Has the Company obtained an independent appraisal or completed a financial analysis of the transaction? If so, what are the results of such appraisal or analysis?
•	Is the transaction in the best interests of the Company? The Company’s shareholders?
Based on an analysis of these factors (and other additional factors that the Audit Committee may deem relevant based on the circumstances), the Audit Committee takes formal action to either approve or reject the related party transaction.
During fiscal 2010, the Company or its subsidiaries was party to certain related person transactions with SSC, as described below. The Audit Committee has approved each of these transactions in accordance with our written guidelines.

Real Estate Leases and Subleases with SSC and Affiliates
Warehouse and Distribution facility. DSW leases the approximately 700,000 square foot corporate headquarters, warehouse and distribution facility and corporate headquarters in Columbus, Ohio from an affiliate of SSC. In fiscal 2006, in connection with the execution of the lease for a new corporate office described below, DSW exercised the first renewal option extending the term of this lease until December 2021. Additionally, DSW was granted an additional five-year renewal option for this facility. The monthly rent is $194,228 and $208,922, and $220,416 during the second, third and first renewal period, respectively. The lease has three remaining renewal options with terms of five years each. The rent increases to $235,111, $249,805 and $265,160 in the second, third and fourth renewal terms, respectively. Under this agreement, DSW incurred approximately $2.5 million of expense for fiscal 2010 (includes rent, real estate taxes and CAM).
Corporate Office. In fiscal 2006, DSW entered into a lease for a new corporate headquarters immediately adjacent to the existing home office in Columbus, Ohio. The landlord is an affiliate of SSC. The lease expires in December 2021 and has three renewal options with terms of five years each. The monthly rent is $123,143 with a minimum annual rent of $1,477,710. Under this agreement, DSW incurred approximately $1.3 million of expense for fiscal 2010 (includes rent, real estate taxes and CAM).
Fulfillment Center. In fiscal 2007, DSW entered into a lease for a new fulfillment center for dsw.com adjacent to the existing home office in Columbus, Ohio. The landlord is an affiliate of SSC. The lease expires in September 2017 and has two renewal options with terms of five years each. For the first half of fiscal 2010, the monthly rent was $46,375, and for the second half of fiscal 2010, the monthly rent was $57,378. Under this agreement, DSW incurred approximately $0.8 million of expense for fiscal 2010 (includes rent, real estate taxes and CAM).
Utilities. In connection with DSW leases for the warehouse and distribution center, corporate office and fulfillment center (described above), DSW incurred approximately $1.1 million of expense related to the payment of utilities to the landlords. The landlords of these facilities are affiliates of SSC.
DSW stores. As of January 29, 2011, DSW leased or subleased 21 DSW stores from affiliates of SSC. DSW incurred approximately $8.0 million of rent and approximately $1.8 million of other expense (real estate taxes, maintenance and insurance) related to these leases for fiscal 2010. In addition to base rent, for each lease, DSW also (a) pays percentage rent equal to approximately 2% annually of gross sales that exceed specified breakpoints that increase as the minimum rent increases and (b) pays a portion of expenses related to maintenance, real estate taxes and insurance. These leases have terms expiring between July 2011 and January 2023 and generally have at least three renewal options of 5 years each.
Future minimum lease payments required under the aforementioned leases, exclusive of real estate taxes, insurance and maintenance costs, as of January 29, 2011 for continuing operations are as follows:

Fiscal Year	Minimum Payments
(in thousands)
2011	$14,583
2012	15,329
2013	15,305
2014	15,304
2015	14,943
Future Years	58,365

Total	$133,829

Merchandise Transactions with SSC and Affiliates
DSW purchases merchandise from affiliates of SSC from time to time. During fiscal 2010, DSW purchased merchandise from affiliates of SSC in the amount of $0.4 million. Any merchandise purchases from such sources are on terms at least as favorable to DSW as could be obtained in an arm’s length transaction with an unaffiliated third party.

Taryn Rose
In January 2010, DSW invested approximately $1.2 million into an entity that purchased certain assets of Taryn Rose, a luxury comfortable shoe brand. In exchange for their $1.2 million investment, DSW received a 19.9% interest in the entity. The 80.1% owner of the entity is an affiliate of SSC. DSW received a return of capital in the amount of $0.2 million in fiscal 2010.
Corporate Services Agreement with SSC
The Company receives services from SSC pursuant to a Corporate Services Agreement (as amended) between the Company and its wholly-owned subsidiaries and SSC. The agreement sets forth the costs of shared services, including specified legal, advertising, travel, property management and administrative services. The Company believes that it is able to obtain such services at a cost which is equal to or below the cost of providing such services internally or obtaining such services from unaffiliated third parties. For fiscal 2010 our allocated portion of the amount we paid to SSC and affiliates was an amount immaterial to the financial statements.
Warrants
The Company has outstanding warrants to purchase up to 1,731,460 of its common shares to Schottenstein RVI LLC, an affiliate of SSC, at an initial exercise price of $4.50 per share, or up to 328,915 DSW Class A Common Shares owned by Retail Ventures at an initial exercise price of $19.00 per share. The warrants were originally issued in connection with certain financing arrangements with SSC and various unrelated third parties, are subject to certain anti-dilution provisions and are exercisable at any time on or prior to June 11, 2012. The Company has granted registration rights with respect to the shares issuable upon exercise of the warrants. Retail Ventures is subject to contractual obligations with its warrantholders to retain enough DSW Common Shares to be able to satisfy its obligations to deliver such shares to its warrantholders if the warrantholders elect to exercise their warrants in full for DSW Class A Common Shares.
On April 28, 2011, Retail Ventures, Inc. (the “Company”) issued 221,037 of its common shares, without par value, to Millennium Partners, L.P. (“Millennium”) in connection with Millennium’s exercise of its outstanding term warrant that was originally issued by the Company on July 5, 2005. The common shares were issued at an exercise price of $4.50 per share, for an aggregate cash purchase price of $994,666.50. In connection with this issuance, no underwriters were utilized and no commissions were paid. Following this exercise, there are no remaining term warrants entitling Millennium to acquire from the Company any of the Company’s common shares or Class A Common Shares of DSW Inc., a controlled subsidiary of the Company.
A summary of RVI’s outstanding Warrants as of April 30, 2011 is presented below:

	Schottenstein
	RVI, LLC	Total
Warrants Exercisable for RVI Common Shares	1,731,460	1,731,460
Warrants Exercisable for DSW Class A Common Shares	328,915	328,915
In the Merger, Merger Sub will assume by operation of law, as of the effective time of the Merger, the warrants to the extent such warrants remain outstanding immediately prior to the effective time of the Merger. Following the effective time of the Merger, the right to exercise such warrants for DSW Class A Common Shares will continue in accordance with the terms of the warrants. Following the effective time of the Merger, each warrant to purchase either Retail Ventures common shares or DSW Class A Common Shares will, in accordance with the terms of the warrants, represent the right to purchase a number of DSW Class A Common Shares equal to the number of Retail Ventures common shares that could have been purchased pursuant to such warrant immediately prior to the effective time of the Merger, multiplied by the exchange ratio, rounded down to the nearest whole share. The per share exercise price of each warrant will be the exercise price applicable under such warrant for Retail Ventures Common Shares immediately prior to the effective time of the Merger, divided by the exchange ratio, rounded up to the nearest whole cent.

Agreements with DSW
Agreements Relating to DSW’s Separation from the Company
In connection with DSW’s IPO, the Company and DSW entered into agreements governing various interim and ongoing relationships between them. The description of the agreements is not complete and, with respect to each material agreement, is qualified by reference to the terms of the agreement, each of which is filed as an exhibit to our filings we have made with the Securities and Exchange Commission. We entered into these agreements with DSW in the context of our relationship with DSW. The prices and other terms of these agreements may be less favorable to us than those we could have obtained in arm’s-length negotiations with unaffiliated third parties for similar services or under similar agreements. These agreements include:
•	a master separation agreement;

•	a shared services agreement and other intercompany arrangements;

•	a tax separation agreement;

•	an exchange agreement; and

•	a footwear fixture agreement.
Effective March 17, 2008, we amended the shared services agreement and tax separation agreement.
Master Separation Agreement
The master separation agreement contains key provisions relating to the separation of DSW’s business from the Company. The master separation agreement requires DSW to exchange information with the Company, follow certain accounting practices and resolve disputes with the Company in a particular manner. DSW also agreed to maintain the confidentiality of certain information and preserve available legal privileges. The master separation agreement also contains provisions relating to the allocation of the costs of DSW’s IPO, indemnification, non-solicitation of employees and employee benefit matters.
Under the master separation agreement, DSW agreed to effect up to one demand registration per calendar year of its Common Shares, whether Class A or Class B, held by Retail Ventures, if requested by Retail Ventures. DSW has also granted Retail Ventures the right to include Retail Ventures’ Common Shares of DSW in an unlimited number of other registrations of such shares initiated by DSW or on behalf of DSW’s other shareholders.
The master Separation Agreement will be terminated as of the effective time of the Merger, except for certain provisions that provide for registration rights to Schottenstein affiliates.
Amended and Restated Shared Services Agreement and Other Intercompany Arrangements
Effective March 17, 2008, we entered into an Amended and Restated Shared Services Agreement with DSW. Pursuant to the terms of the Amended and Restated Shared Services Agreement, DSW provides Retail Ventures and its subsidiaries with key services relating to risk management, tax, financial services, benefits administration, payroll and information technology. The current term of the Amended and Restated Shared Services Agreement expired at the end of fiscal 2010, was extended automatically for fiscal 2011 and will be extended automatically for additional one-year terms unless terminated by one of the parties. With respect to each shared service, we cannot reasonably anticipate whether the services will be shared for a period shorter or longer than the initial term.
In fiscal 2010, DSW paid Retail Ventures approximately $0.5 million for its portion of expenses relating to the Northland office facility. In addition, in fiscal 2010, Retail Ventures paid DSW approximately $1.1 million for services it rendered on behalf of Retail Ventures and its affiliates.
The Amended and Restated Shared Services Agreement will be terminated as of the effective time of the Merger.
Tax Separation Agreement
The tax separation agreement provides that DSW is exclusively responsible for preparing any tax return with respect to Retail Ventures’ consolidated group, or any combined group. For fiscal years after fiscal 2007, DSW and Retail Ventures ceased reimbursing each other for the benefits or detriments derived from combined and unitary state and local filing positions. In fiscal 2010, DSW had an adjustment to their non-cash capital contribution from Retail Ventures of a reduction of $0.9 million.

Exchange Agreement
In connection with the DSW initial public offering, we entered into an exchange agreement with DSW. In the event that we desire to exchange all or a portion of the Class B Common Shares held by us for Class A Common Shares, DSW will issue to Retail Ventures an equal number of duly authorized, validly issued, fully paid and nonassessable Class A Common Shares in exchange for the Class B Common Shares of DSW held by Retail Ventures. Retail Ventures may make one or more requests for such exchange, covering all or a part of the Class B Common Shares that we hold.
The Exchange Agreement will be terminated as of the effective time of the Merger.
Footwear Fixture Agreement
In connection with the completion of the DSW initial public offering in July 2005, we entered into an agreement with DSW related to its patented footwear display fixtures. DSW agreed to sell Retail Ventures, upon its request, the fixtures covered by the patents at the cost associated with obtaining and delivering them. In addition, DSW agreed to pay Retail Ventures a percentage of any net profit that it may receive should DSW ever market and sell the fixtures to third parties.
The Footwear Fixture Agreement will be terminated as of the effective time of the Merger.
Registration Rights Agreements
Under the master separation agreement, DSW agreed to effect up to one demand registration per calendar year of DSW Common Shares, whether Class A or Class B, held by Retail Ventures, if requested by Retail Ventures. DSW have also granted Retail Ventures the right to include its Common Shares of DSW in an unlimited number of other registrations of such shares initiated by DSW or on behalf of DSW’s other shareholders.
DSW has also entered into registration rights agreements with holders of the warrants issued by Retail Ventures (described above under “Certain Relationships and Related Transactions — Warrants”), under which DSW agreed to register in specified circumstances the Class A Common Shares issued to Schottenstein RVI, LLC upon exercise of their warrants and each of these entities and Millennium Partners, L.P. (an unrelated third party) will be entitled to participate in the registrations initiated by the other entities. Under these agreements, Schottenstein RVI, LLC (together with transferees of at least 15% of its interest in registrable DSW Common Shares) may request up to three demand registrations with respect to the Class A Common Shares issued to them upon exercise of their warrants. The agreement will also grant Schottenstein RVI, LLC and Millennium the right to include these Class A Common Shares in an unlimited number of other registrations of any of our securities initiated by DSW or on behalf of DSW’s other shareholders (other than a demand registration made under the agreement).
Union Square Store Guaranty by the Company
In January 2004, DSW entered into a lease agreement with an unrelated third party for its Union Square store in Manhattan, New York. In connection with the lease, the Company has agreed to guarantee payment of DSW’s rent and other expenses and charges and the performance of its other obligations.
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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee has adopted a policy under which audit and non-audit services to be rendered by the Company’s independent registered public accounting firm are pre-approved. The Audit Committee’s Pre-Approval Policy (the “Pre-Approval Policy”) can be found on the Company’s corporate and investor website at www.retailventuresinc.com. Prior to the engagement of the independent registered public accounting firm for any audit or permissible non-audit services, the engagement must be (1) pre-approved pursuant to the Pre-Approval Policy or (2) specifically approved by the Audit Committee. The Pre-Approval Policy is designed to assure that the provision of such services does not impair the independence of the Company’s independent registered public accounting firm and is summarized below.
•
Delegation — The Audit Committee may delegate pre-approval authority to one or more of its independent members provided that the members to whom such authority is delegated report any pre-approval decisions to the Audit Committee at its next meeting. The Audit Committee will not delegate to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

•
Audit Services — Annual audit, review and attestation engagement terms, conditions and fees are subject to the specific pre-approval by the Audit Committee. Any changes in the terms, conditions or fees resulting from changes in the scope of audit and audit-related services require the Audit Committee’s approval. The known or anticipated audit services to be performed by the independent registered public accounting firm in connection with its engagement are subject to the specific or general pre-approval of the Audit Committee.

•
Audit-Related Services — Audit-related services that are reasonably related to the audit or review of the Company’s financial statements and that do not impair the independence of the independent registered public accounting firm are subject to the specific or general pre-approval of the Audit Committee.

•
Tax Services — The Audit Committee believes that our independent registered public accounting firm can provide tax services to us such as tax compliance and certain tax advice without impairing its independence. In no event, however, will the independent registered public accounting firm be retained in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations or similar regulations of other applicable jurisdictions.

•
Other Services — Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.

•
Fees — Pre-approved fee levels for all services to be provided by the independent registered public accounting firm will be established periodically by the Audit Committee. Any proposed services exceeding these levels will require specific pre-approval of the Audit Committee. Each year the independent registered public accounting firm will provide the Audit Committee with an estimate of the fees for its anticipated services. Each quarter, the independent registered public accounting firm will provide the Audit Committee with a report of the audit, audit-related, tax and other services provided together with the actual fees incurred. Any changes to the estimate of services and fees will be discussed quarterly by the Audit Committee and, if necessary, revised.

No services were provided by the independent public accounting firm during the 2010 fiscal year that were approved by the Audit Committee under SEC Regulation S-X Section 2-01(c)(7)(i)(C) (which addresses certain services considered de minimus which may be approved by the Audit Committee after such services have been performed).
The following table sets forth the aggregate fees for professional services rendered by Deloitte & Touche LLP for each of the last two fiscal years of the Company.

	2010	2009
Audit fees (1)	$1,245,950	$1,467,450
Audit-related fees (2)	120,000	—
Tax fees	165,566	107,646
All other fees	—	—

Total	$1,531,516	$1,575,096

(1)
Includes services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, assessment of internal controls in the Company’s Annual Report on Form 10-K and other audit services normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Includes assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements not reported as “audit fees.”

AUDIT COMMITTEE REPORT
The members of our Audit Committee are Messrs. Sonnenberg (Chair), Ring, Weisman and Ms. Eveillard. The Board of Directors has determined that each member is independent and financially literate in accordance with the applicable SEC rules and NYSE listing standards. The Board of Directors has also determined that our Audit Committee’s Chair, Harvey L. Sonnenberg, qualifies as an audit committee financial expert as such term is defined by the SEC under Item 407(d) of Regulation S-K. Although our Board of Directors has determined that Mr. Sonnenberg is an Audit Committee financial expert as defined under SEC rules, his responsibilities are the same as those of the other Audit Committee members. No member of the Audit Committee is currently serving on the audit committees of more than three public companies.
The Audit Committee operates under a written charter, which is available on the Company’s corporate and investor website at www.retailventuresinc.com and is available in print (without charge) to any shareholder upon request. Under the charter, the Audit Committee’s responsibilities include, among other items:
•
Review of the Company’s annual financial statements to be included in its Annual Report on Form 10-K and recommend to the Board of Directors whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K;

•	Review of the Company’s quarterly financial statements to be included in its Quarterly Reports on Form 10-Q;
•	Oversight of the Company’s relationship with its independent registered public accounting firm, including:
•	Appointment, compensation, retention, termination and oversight of the work of the independent registered public accounting firm; and
•	Pre-approval of all auditing services and permitted non-audit services by the independent registered public accounting firm;
•	Oversight of the Company’s internal controls;
•	Oversight of the review and response to complaints made to the Company regarding accounting, internal accounting controls and auditing matters;
•	Assuring compliance with legal and regulatory requirements;
•	Oversight of the Company’s internal audit function; and
•	Review and approval of related party transactions.
The Company’s management is responsible for the Company’s internal controls and preparing its consolidated financial statements. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of the consolidated financial statements and issuing a report thereon. Its audit is performed in accordance with the standards of the Public Company Accounting Oversight Board. The Audit Committee is responsible for overseeing the conduct of these activities. In performing its oversight function, the Audit Committee relies, without independent verification, on the information provided to it and on representations made by the Company’s management and its independent registered public accounting firm.

In conducting its oversight function, the Audit Committee discusses with the Company’s internal auditors and independent registered public accounting firm, with and without management present, the overall scope and plans for their respective audits. The Audit Committee also reviews the Company’s programs and key initiatives to design, implement and maintain effective internal controls over financial reporting and disclosure controls.
The Audit Committee has the sole discretion, in its areas of responsibility and at the Company’s expense, to engage independent advisors as it deems appropriate and to approve the fees and retention terms of such advisors.
The Audit Committee meets with the internal auditors and independent registered public accounting firm, with and without management present, to discuss the results of their respective audits, the evaluations of the Company’s internal controls and the overall quality of its financial reporting. The Audit Committee has reviewed and discussed with management and Deloitte & Touche LLP the audited financial statements for the fiscal year ended January 29, 2011. The Audit Committee also reviewed and discussed with Deloitte & Touche LLP its report on the Company’s annual financial statements.
The Audit Committee discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 114 (Communications with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. In addition, the Audit Committee has received from Deloitte & Touche LLP the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.
Based on its review of the audited consolidated financial statements and the discussions with management and Deloitte & Touche LLP referred to above, the Audit Committee recommended to the Board of Directors, and the Board approved, the inclusion of the audited financial statements for the fiscal year ended January 29, 2011, in our Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Respectfully submitted,

Audit Committee
Harvey L. Sonnenberg, Chair
Elizabeth M. Eveillard
Lawrence J. Ring
James L. Weisman

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

Exhibit
No.	Description

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive and Principal Financial Officer.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL VENTURES, INC.
May 20, 2011

	By:	/s/ James A. McGrady
James A. McGrady,
Chief Executive Officer, President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)